Form 10-K
period 2001-12-31
MEADWESTVACO CORP
filed 2002-03-18
CIK 1159297

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD ENDED DECEMBER 31, 2001
                         COMMISSION FILE NUMBER 1-31215

                            MeadWestvaco Corporation
             (Exact name of registrant as specified in its charter)

              Delaware                          One High Ridge Park
      (State of incorporation)                  Stamford, CT 06905
                                              Telephone 203-461-7400
             31-1797999                    (Address and telephone number of
(I.R.S. Employer Identification No.)   registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                     Name of each exchange
Title of each class                                  on which registered
Common Stock- $0.01 par value                        New York Stock Exchange

Preferred Stock Purchase Rights                      New York Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for
the past 90 days. Yes       No   X
                      -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----

     At February 28, 2002, the number of shares of common stock outstanding and aggregate market value of voting common stock held by nonaffiliates were 198,808,267 and $7,107,395,545, respectively, determined by multiplying the highest selling price of a common share on the New York Stock Exchange - Composite Transaction Tape on such date times the amount by which the total stock outstanding exceeded the stock beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 23, 2002, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") on or before March 29, 2002.


                                                 TABLE OF CONTENTS

                                                       PART I

Item                                                                                                      Page
1.           Business                                                                                     I-1
             --------
2.           Properties                                                                                   I-6
             ----------
3.           Legal proceedings                                                                            I-9
             -----------------
4.           Submission of matters to a vote of security holders                                          I-11
             ---------------------------------------------------

                                                       PART II

5.           Market for the registrant's common stock and related security holder matters                 II-1
             ----------------------------------------------------------------------------
6.           Selected financial data                                                                      II-2
             -----------------------
7.           Management's discussion and analysis of financial condition and results of operations        II-3
             -------------------------------------------------------------------------------------
7A.          Quantitative and qualitative disclosures about market risk                                   II-3
             ----------------------------------------------------------
8.           Financial statements and supplementary data                                                  II-3
             -------------------------------------------
9.           Changes in and disagreements with accountants on accounting and financial disclosure         II-3
             ------------------------------------------------------------------------------------

                                                       PART III

10.          Directors and executive officers of the registrant                                           III-1
             --------------------------------------------------
11.          Executive compensation                                                                       III-1
             ----------------------
12.          Security ownership of certain beneficial owners and management                               III-1
             --------------------------------------------------------------
13.          Certain relationships and related transactions                                               III-1
             ----------------------------------------------

                                                       PART IV

14.          Exhibits, financial statement schedules and reports on Form 8-K                              IV-1
             ---------------------------------------------------------------

Introduction

MeadWestvaco was formed on January 29, 2002, as a result of the merger of equals of The Mead Corporation and Westvaco Corporation. Because for accounting purposes the merger is treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco become the historical financial statements of MeadWestvaco. Accordingly, the financial results included in this report are the financial results of Westvaco. Additionally, because Westvaco changed its fiscal year from a fiscal year ending October 31, to a fiscal year ending December 31, the period covered by this report is the two-month period ending December 31, 2001 (the "Transition Period").

The businesses of Westvaco and Mead have been combined as a result of the merger. However, because this Transition Report covers the financial results of Westvaco corporation for this two month Transition Period, in addition to presenting business and other information concerning MeadWestvaco, this Transition Report presents some of this information for Westvaco and Mead separately. Future reports will include the business of MeadWestvaco on a combined basis from the date of the merger.

                                     Part I

Item 1. Business

General
MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation. The business combination was consummated on January 29, 2002. MeadWestvaco's business consists exclusively of the businesses of Mead and Westvaco. Unless otherwise indicated or the context otherwise requires, the term "MeadWestvaco" refers to MeadWestvaco Corporation and its consolidated subsidiaries, including Mead and Westvaco, and the terms "Mead" and "Westvaco" refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger is treated as an acquisition, effective January 29, 2002, of Mead by Westvaco, the historical financial statements of Westvaco become the consolidated financial statements of MeadWestvaco, the registrant. The historical financial information contained herein reflects periods prior to the merger of Mead and Westvaco and as such do not reflect accounting for the business combination.

Westvaco changed its fiscal year-end from October 31, to December 31 and MeadWestvaco has a December 31 year end. This report covers the two-month period ended December 31, 2001 (the "Transition Period"). The Transition Period results do not necessarily reflect results for a full year.

Information concerning Mead's financial results for the twelve-month period ended December 31, 2001, is contained in MeadWestvaco's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 8, 2002.

Westvaco, a Delaware corporation, was incorporated in 1899 as West Virginia Pulp and Paper Company. Westvaco's historical business has been as a producer of packaging, paper and specialty chemicals. Westvaco has served customers in more than 70 countries with operations in the United States, Brazil, Europe and Asia. Westvaco has produced paper and paperboard to convert into a variety of packaging products. Westvaco has also been a leading global supplier of premium packaging for consumer products markets.

Mead, an Ohio corporation, was incorporated in 1930 as the outgrowth of a paper manufacturing business founded in 1846. Mead's historical business has been as a producer of paper, packaging systems, pulp, paperboard, lumber and other wood products. Mead also has manufactured and distributed consumer and office supplies including time management products. Mead has served customers in approximately 100 countries with operations in the United States, Canada, Latin America, Europe and Asia.

Business segments
MeadWestvaco's principal business segments on a combined basis are (1) packaging products, (2) coated and specialty papers, (3) consumer and office products and
(4) specialty chemicals. While the forest resources operations represent a segment of MeadWestvaco's business, it does not meet the threshold to be reported separately.

Westvaco's principal business segments have been the manufacture of (1) packaging products, (2) paper products, and (3) chemicals. A more detailed description of Westvaco's segments, including financial information, is contained in Note S to the consolidated financial statements included in the MeadWestvaco 2001 Financial Report to Shareholders, and is incorporated herein by reference.

Mead's principal business segments have been the manufacture of (1) paper, (2) packaging and paperboard, and (3) consumer and office products. A more detailed description of Mead's segments, including financial information, is contained in Note T to the consolidated financial statements for Mead for the twelve-month period ended December 31, 2001, as included in MeadWestvaco's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 8, 2002.

Marketing and distribution
The principal markets for MeadWestvaco's products are in the United States, Canada, Latin America, Europe and Asia. MeadWestvaco operates in 33 countries and serves customers in approximately 100 nations. MeadWestvaco expects to continue to utilize marketing and distribution methods of Westvaco and Mead to serve the combined business while conducting a review of these methods as part of the company's overall integration efforts.

The principal markets for Westvaco's products have been in the United States, Brazil, Europe and Asia. Substantially all products have been sold through Westvaco's own sales force. The principal markets for Mead's products have been in the United States, Canada, Latin America, Europe and Asia. Mead's products have been sold through a mixture of its own sales force and through paper merchants and distributors. Each company has maintained sales offices in key cities for their respective markets throughout the world.

Forest resources
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. MeadWestvaco's strategy, based on the location of its mills and the composition of surrounding forestland ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and private contractors and suppliers for the balance. MeadWestvaco owns approximately 3.5 million acres of forests worldwide. As part of MeadWestvaco's strategic review of its timberlands holdings, the company expects to reduce its U.S. land base over the next several years, disposing of parcels which are not strategically significant to the company due to their location in areas where the company otherwise has sufficient appropriate supply for its mills.

MeadWestvaco expects to continue to obtain most of its wood requirements from company owned or controlled timberlands, from private woodland owners and private contractors or suppliers, including participants in the company's Cooperate Forest Management Program (CFM) which provides an additional source of wood fiber from acreage owned by participating landowners and managed with assistance from company foresters. The company believes that these sources will be able to adequately supply the company's needs. Additionally, the company has the capacity to supply all of the wood for its Brazilian mill from company plantations.

As of December 31, 2001, Westvaco owned 1,378,000 acres of forestland with approximately 1,068,000 in the South and Middle Atlantic United States, 190,000 acres in the Central United States and approximately 120,000 acres in southern Brazil (more than 2,000 miles from the Amazon rainforests). As of December 31, 2001, Mead owned or controlled approximately 2,087,000 acres of timberlands in the United States, with approximately 820,000 acres in the Midwest, 660,000 in the Northeast and 607,000 acres in the South.

Patents
MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to MeadWestvaco's business, the loss of any one or any related group of such rights would not have a material adverse effect on the business of MeadWestvaco, with the exception of the "Mead(R)" mark for consumer and office products.

Competition
MeadWestvaco operates in very competitive domestic and foreign markets, competing with many large, well-established and highly competitive manufacturers and service providers. In addition, the company's business is affected by a range of macroeconomic conditions, such as: industry capacity; industry consolidations; global competition; economic growth in the U.S. and abroad; and currency exchange rates.

The company competes principally through quality; value-added products and services (packaging solutions); customer service; innovation; technology; and product design and price. The company's proprietary trademarks and patents are also important to the company's competitive position in certain markets.

Research
MeadWestvaco's research and development efforts are primarily focused on increased timber and fiber production on a sustainable basis, as well as new product innovation and process enhancements.

Environmental Laws and Regulations
MeadWestvaco's operations are subject to extensive regulation by federal, state & local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. These regulations impose effluent and emission limitations, waste disposal and other requirements upon the operations of the company, and require the company to obtain and operate in compliance with the conditions of permits and similar authorizations from the appropriate governmental authorities. Through its operating subsidiaries, MeadWestvaco has obtained, has applications pending, or is making application for such permits and authorizations. MeadWestvaco does not anticipate that compliance with such statutes and regulations will have a material adverse effect on its competitive position or its overall business. MeadWestvaco's competitors are subject to the same statutes and regulations, and while individual regulatory programs may impact competitors somewhat differently, MeadWestvaco expects that in the aggregate these statutes and regulations affect competitors to a relatively similar degree.

Environmental expenditures in the future are anticipated to include long-term projects for maintenance and upgrade of wastewater treatment plants, process modifications and air emission controls. Due to changes in environmental laws and regulations, the application of such laws and regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it may incur approximately $40 million in expenditures for Westvaco facilities for the year ending December 31, 2002, and approximately $22 million in expenditures over the next three calendar years for Mead facilities.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. MeadWestvaco has taken major steps to comply with the Cluster Rules which require new and existing integrated pulp and paper mills to install control devices to limit the release of certain pollutants into the air and water. MeadWestvaco expects to incur additional capital expenditures of approximately $80 million over the next five years to comply with the Cluster Rules. Additional operating expenses will be incurred as capital installations required by the Cluster Rules are put into service. Environmental organizations are challenging the Cluster Rules in the U.S. Court of Appeals. MeadWestvaco and other companies are participating in the litigation which could result in additional compliance costs in excess of $150 million over several years if the legal challenge by these environmental organizations is successful.

In 1999, the United States Environmental Protection Agency (the "EPA") announced its intention to emphasize enforcement of the Clean Air Act's major source air permitting program. The Agency identified certain industries on which it intended to focus, including the pulp and paper industry. During 1999 and 2000, EPA issued Notices of Violation against eight companies, including Westvaco, with kraft pulp mills in Maryland, Pennsylvania, Virginia, West Virginia and Wisconsin, alleging various violations of the Clean Air Act Prevention of Significant Deterioration ("PSD") dating back to the late 1970s and early 1980s. Subsequently, EPA proceeded to file suit in Federal District Court against Westvaco (see Part I, Item 3, "Legal Proceedings"). To MeadWestvaco's knowledge, none of these enforcement matters against pulp and paper companies have been settled or resolved. In 1999 and 2000, Mead received multiple requests for information (pursuant to Section 114 of the Clean Air Act) from EPA concerning Mead's kraft pulp mills in Chillicothe, Ohio, Rumford, Maine, Phenix City, Alabama and Escanaba, Michigan. Mead has responded to all of the requests and MeadWestvaco is continuing to cooperate with EPA. Mead did not receive any Notices of Violations or other claims relating to these matters.

The EPA has undertaken several initiatives to reduce ozone-causing pollutants from large utility and industrial sources in the Midwest, including a call for states to adopt more stringent emission controls on all or some of the sources within their boundaries (the "NOx SIP Call") and the promulgation of new federal emission standards that may be applied to specific identified sources in the affected states. Alabama, Michigan and Ohio are among the states affected by these EPA initiatives. MeadWestvaco has developed plans for compliance with the applicable federal programs and the Alabama, Michigan and Ohio programs, and does not expect that any significant capital expenditures beyond the expenditures stated above for the Mead facilities will be necessary in the next three years to assure compliance. MeadWestvaco also expects capital expenditures in the range of $15-20 million will be required to install additional controls on facilities located in Kentucky, Maryland and Virginia by 2004. Estimated expenditures assume the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which MeadWestvaco has not independently confirmed.

Mead and Westvaco have been notified by the EPA or by various state or local governments that they may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites currently operated or used by each company. Mead and Westvaco are also currently named as a potentially responsible party ("PRP"), or have received third party requests for contribution under federal, state or local laws with respect to at least 20 sites. Some of these proceedings are described in more detail in Part I, Item 3, "Legal Proceedings." There are other sites which may contain contamination or which may be potential Superfund sites but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs associated with remediation of all these sites are not certain at this time, MeadWestvaco has established reserves of approximately $57 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, Mead's or Westvaco's relative contribution to the site, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures for the next three years stated above. MeadWestvaco believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3, "Legal proceedings".

Employees

MeadWestvaco employs approximately 32,500 people worldwide, of which 25,300 are employed in the United States and 7,200 are employed internationally. Of this group, approximately 16,400 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco's European facilities have separate house union agreements or series of agreements specific to the workforce at such facility.

International operations

MeadWestvaco's operations outside the United States are conducted through subsidiaries located in Canada, South America, Latin America, Europe and Asia. While there are risks inherent in foreign investments, MeadWestvaco does not believe at this time that such risks are material to its overall business prospects.

Westvaco's sales that were attributable to domestic operations were 85% during the Transition Period, 89% in the fiscal year ended October 31, 2001, and 94% in the fiscal years ended October 31, 2000 and 1999. Westvaco's sales that were attributable to foreign operations were 15% during the Transition Period, 11% in fiscal year 2001, 6% in fiscal years 2000 and 1999. Export sales from Westvaco's U.S. operations made up approximately 15% during the Transition Period and 14%, 15% and 17% of Westvaco's fiscal year sales in 2001, 2000 and 1999, respectively. For more information about domestic and foreign operations, see Note S to the consolidated financial statements, included in the MeadWestvaco 2001 Financial Report to Shareholders, incorporated herein by reference.

Item 2.  Properties

MeadWestvaco is headquartered in Stamford, Connecticut, and maintains a significant corporate and operational presence in Dayton, Ohio. MeadWestvaco considers that its facilities have sufficient capacity to meet current production requirements. For information concerning the company's timberlands, see Part I, Item 1, "Business". The location of MeadWestvaco's production facilities are as follows:

Packaging
---------

Paperboard mills
Cottonton, Alabama                        Covington, Virginia
Evadale, Texas                            North Charleston, South Carolina
Stevenson, Alabama                        Tres Barras, Santa Catarina, Brazil
Valinhos, Sao Paulo, Brazil

Extrusion and sheeting plants

Low Moor, Virginia                        Silsbee, Texas
Venlo, The Netherlands

Consumer packaging plants
Berkshire, United Kingdom                 Birmingham, United Kingdom
Bydgoszcz, Poland                         Caguas, Puerto Rico (Leased)
Chatham, New Jersey                       Cleveland, Tennessee
Corby, United Kingdom                     Crimmitschau, Germany
Dresden, Germany                          Dublin, Ireland (Leased)
Enschede, The Netherlands                 Franklin Park, Illinois (Leased)
Freden, Germany                           Garner, North Carolina
Graz, Austria                             Greenville, Mississippi
Grover, North Carolina                    Haarlem, The Netherlands
Jacksonville, Illinois                    Kearny, New Jersey
Krakow, Poland                            Littlehampton, United Kingdom (Leased)
London, United Kingdom (Leased)           Louisa, Virginia (Leased)
Louisville, Kentucky                      Mebane, North Carolina
Melrose Park, Illinois (Leased)           Newark, Delaware
Norwich, Connecticut                      Pittsfield, Massachusetts (Leased)
Richmond, Virginia                        Salzburg, Austria (Leased)
Slough, United Kingdom                    Svitavy, Czech Republic
Swindon, United Kingdom (Leased)          Uden, The Netherlands (Leased)
Valinhos, Sao Paulo, Brazil               Warrington, Pennsylvania (Leased)
Wiltshire, United Kingdom

Lumber product plants

Cottonton, Alabama                        Greenville, Georgia
Stevenson, Alabama                        Summerville, South Carolina

Corrugated container plants
Blumenau, Santa Catarina, Brazil          Bridgeview, Illinois
Covington, Georgia                        Fort Smith, Arkansas
Lewisburg, Tennessee                      Manaus, Amazonas, Brazil
Milwaukee, Wisconsin                      Pacajus, Ceara, Brazil
Spartanburg, South Carolina               Valinhos, Sao Paulo, Brazil
Washington Court House, Ohio

Multiple packaging systems plants
Ajax, Ontario, Canada                     Atlanta, Georgia
Bilboa, Spain                             Borghetto, Italy
Bristol, United Kingdom                   Buena Park, California
Chateauroux, France                       Chicago, Illinois
Deols, France                             Lanett, Alabama
Osaka, Japan                              Roosendaal, The Netherlands
Shimada, Japan                            Smyrna, Georgia
Trier, Germany

Coated & Specialty Papers
-------------------------

Paper mills
Chillicothe, Ohio                         County Devon, United Kingdom
Escanaba, Michigan                        Luke, Maryland
Potsdam, New York                         Rumford, Maine
South Lee, Masachussetts                  Wickliffe, Kentucky

Carbonless converting plant
Freemont Ohio

Consumer & Office Products
--------------------------

Plants and distribution centers
Alexandria, Pennsylvania                  Front Royal, Virginia
Garden Grove, California                  Garland, Texas
Mexico City, Mexico                       Nuevo Laredo, Mexico
Sidney, New York                          St. Joseph, Missouri
Toronto, Ontario, Canada

Envelope plants and print centers
Atlanta, Georgia                          Bethlehem, Pennsylvania
Charlotte, North Carolina                 Cleveland, Ohio
Dallas, Texas                             Danville, Illinois
Denver, Colorado                          Enfield, Connecticut
Indianapolis, Indiana                     Kenosha, Wisconsin
Los Angeles, California                   Springfield, Massachusetts
Tampa, Florida                            Williamsburg, Pennsylvania
Worcester, Massachusetts

Specialty Chemicals
-------------------
Covington, Virginia                       DeRidder, Louisiana
North Charleston, South Carolina          Wickliffe, Kentucky

Forestry centers
----------------

Chillicothe, Ohio                         Escanaba, Michigan
Phenix City, Alabama                      Rumford, Maine
Rupert, West Virginia                     Stevenson, Alabama
Summerville, South Carolina               Tres Barras, Santa Catarina, Brazil
Wickliffe, Kentucky

Research facilities
-------------------

Chillicothe, Ohio
Laurel, Maryland                          North Charleston, South Carolina

Leases

See Note L to the consolidated financial statements, included in the MeadWestvaco 2001 Financial Report to Shareholders, and incorporated herein by reference, for financial data on certain Westvaco leases.

Other information

A limited number of MeadWestvaco facilities are owned, in whole or in part, by municipal or other public authorities pursuant to standard industrial revenue bond financing arrangements and are accounted for as property owned by MeadWestvaco. MeadWestvaco holds options under which it may purchase each of these facilities from such authorities by paying a nominal purchase price and assuming the indebtedness of the industrial revenue bonds at the time of the purchase.

With the exception of certain warehouses and general offices, MeadWestvaco owns in fee all of the facilities listed above, except where noted, and except pending purchases. The property accompanied by an asterisk has lease arrangement in respect of air, water and solid waste pollution control systems and equipment.

Item 3. Legal proceedings

The Cluster Rules' regulations, issued by EPA in April 1998, established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. See Part I, Item 1, "Business - Environmental Laws and Regulations". Environmental organizations are challenging the Cluster Rules in the U.S. Court of Appeals. MeadWestvaco and other companies are participating in the litigation which could result in additional compliance costs in excess of $150 million over several years if the legal challenge by these environmental organizations is successful.

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco's Luke, MD, mill, alleging violation of EPA's Prevention of Significant Deterioration (PSD) regulations under the Clean Air Act requiring permitting and emissions evaluation prior to industrial expansion. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco which charges these violations and addresses capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with EPA's allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco's Motion for Partial Dismissal and dismissed the EPA's claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations.

On March 6, 1991, Beazer East Inc. ("Beazer") sued Mead in the United States District Court for the Western District of Pennsylvania alleging liability for certain past and future environmental remediation costs incurred by Beazer at the former Mead Woodward Facility located in Dolomite, Alabama. In March 2000, the court entered an allocation order establishing Mead's share of recoverable costs at 67.5%. A trial of all remaining issues was held in February 2002, and the parties are awaiting a decision from the court. The allocation order cannot be appealed until the trial litigation is concluded. Although the extent of contamination and the method of remediation to be required are not known at this time, based on information currently available, after considering established reserves and rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the company.

In June 1996, EPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near a closed Mead manufacturing facility located in Chattanooga, Tennessee (the "Coke Plant Site"). Costs of the proposed removal action were estimated by EPA at the time to be approximately $5.1 million. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from EPA advising them of their potential liability for the removal action. In December 1996, EPA issued Unilateral Administrative Orders under Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the Section 106 Order. Preliminary analyses by EPA have indicated that dumping in Chattanooga Creek occurred when the coke plant was doubled in size to meet World War II government requirements. A party who, without sufficient cause, refuses to comply with an order issued under Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the EPA as a result of the failure to comply with such order. MeadWestvaco believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the EPA, that Mead had sufficient cause not to comply with the
Section 106 Order.

However, if the EPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. EPA completed the removal action in November, 1998 and issued a Final Action Report in 1999. More contamination than expected was excavated. In a January 2000 letter, EPA indicated that the cost of the removal action was approximately $13 million and the EPA would seek recovery of these costs from the PRPs. During 2001, EPA and the PRPs commenced settlement discussions concerning the removal action. The January 2000 letter and subsequent settlement discussions do not address future remediation costs; however, EPA issued a draft Feasibility Study in 1999 that estimated future costs to complete the remediation of Chattanooga Creek in the range of $6.3 million to $12.6 million. Based on information currently available, after considering established reserves and rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the company.

In August 1997, Mead filed a Complaint in the Circuit Court for Jefferson County, Alabama (Case No. CV9705117) against a number of insurance companies who had provided insurance to the Woodward Iron Company and/or Mead facilities operated under the former Industrial Products division. The Complaint seeks a declaratory judgment and damages for the insurers' failure to provide a defense and coverage for claims in Beazer East Inc., the Coke Plant Site and Chattanooga Creek proceedings. This case is being pursued and is currently in the discovery phase.

In 1999, Mead received notice from the Rock-Tenn Company of a demand from the Michigan Department of Environmental Quality ("MDEQ") concerning Rock-Tenn's Otsego, Michigan mill property. In the notice to Rock-Tenn, MDEQ referred to potential liability under federal and state environmental laws for certain discharges to the Kalamazoo River, including discharges of polychlorinated biphenyls ("PCBs"), and for environmental response actions that have been or may be undertaken at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site or the Otsego mill property because of the presence of PCBs. Mead sold the Otsego mill and other assets to Rock-Tenn in 1987. Rock-Tenn alleges Mead is legally responsible for the presence of PCBs at the Otsego mill and that Rock-Tenn is entitled to indemnification from Mead for all costs and liabilities associated with the presence or discharge of PCBs. MeadWestvaco disputes Rock-Tenn's allegations and legal conclusions concerning Mead's responsibility, based in part on Rock-Tenn's operations at the Otsego mill since 1987. Based on information currently available, after considering established reserves and rights to contribution, MeadWestvaco does not expect these proceedings will have a material adverse effect on the financial condition, liquidity or results of operations of the company.

In 1999, Mead received notice from the Maine Department of Environmental Protection ("MDEP") that it was seeking an investigation and possible remediation of certain solid waste management areas at Mead's Rumford, Maine mill, including areas that may be a source of mercury contamination. Prior to Mead's acquisition of the mill in November 1996, a chlor-alkali facility using mercury operated on portions of the property. Mead has engaged in discussions with the MDEP concerning the scope and nature of any required investigation and/or remediation, and during 2001 reached agreement on initial investigation efforts to be undertaken by Mead. Based on information currently available, after considering rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operations of the company.

Mead established reserves of approximately $40 million relating to the aforementioned proceedings. Such reserves will be considered by Westvaco in its acquisition accounting for the merger.

Additional information is included in Part I, Item 1, "Business--Environmental Laws and Regulations," and Note R to the consolidated financial statements included in the MeadWestvaco 2001 Financial Report to Shareholders incorporated herein by reference.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position, liquidity or results of operation.

Item 4.  Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders of MeadWestvaco, Westvaco or Mead, through the solicitation of proxies or otherwise, during the Transition Period.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

                                                                                                                   Year in which
                                                                                                              service in present
Name                                   Age        Present position                                                Position began
----                                   ---        ----------------                                                --------------
Jerome F. Tatar*                         55       Chairman                                                                  2002
John A. Luke, Jr.*                       53       President and Chief Executive Officer                                     2002
James A. Buzzard                         47       Executive Vice President                                                  2002
Raymond W. Lane                          53       Executive Vice President                                                  2002
Ian W. Millar                            51       Executive Vice President                                                  2002
Richard H. Block                         61       Senior Vice President                                                     2002
Rita V. Foley                            48       Senior Vice President                                                     2002
Cynthia A. Niekamp                       42       Senior Vice President                                                     2002
Karen R. Osar                            52       Senior Vice President and Chief Financial Officer                         2002
Linda V. Schreiner                       42       Senior Vice President                                                     2002
Mark T. Watkins                          48       Senior Vice President                                                     2002
Wendell L. Willkie, II                   50       Senior Vice President and General Counsel                                 2002
John W. Hetherington                     63       Vice President and Secretary                                              2002
Ned W. Massee                            51       Vice President                                                            2002
Barbara L. Brasier                       43       Treasurer                                                                 2002
John E. Banu                             54       Comptroller                                                               2002

*Director of MeadWestvaco
MeadWestvaco's officers are elected by the Board of Directors annually for one-year terms. Prior to the merger of Mead and Westvaco, the executive officers served in the following capacities: Jerome F. Tatar, Chairman of the Board, Chief Executive Officer and President of Mead since 1997, President and Chief Operating Officer since 1996; John A. Luke, Jr., Chairman of the Board, Chief Executive Officer and President of Westvaco since 1996, President and Chief Executive Officer since 1992; James A. Buzzard, Executive Vice President of Westvaco since 2000, Senior Vice President, 1999, Vice President, 1992-1999; Raymond W. Lane, Executive Vice President of Mead since 1996, Vice President, 1994-1996; Ian W. Miller, Executive Vice President since 2001 and President of the Mead Paper Division since 1998 and President of the Mead Packaging Division 1998-1993; Richard H. Block, Senior Vice President of Westvaco since 2000, President and Chief Executive Officer of IMPAC Group, Inc., 1998-2000, President and Chief Executive Officer of AGI Inc., 1987-1998; Rita V. Foley, Senior Vice President of Westvaco since 1999, Independent Consultant, 1998-1999, Executive Vice President Sales and Marketing, QAD, Inc., 1997-1998, Vice President, Digital Equipment Corporation, 1994-1997; Cynthia A. Niekamp, President of the Mead Specialty Paper Division since 1998, Vice President, 1995; Karen R. Osar, Senior Vice President and Chief Financial Officer of Westvaco since 1999, Vice President and Treasurer of Tenneco Inc., 1994-1999; Linda V. Schreiner, Senior Vice President of Westvaco since 2000, Manager of Strategic Leadership Development, 1999-2000, Senior Manager of Arthur D. Little, Inc., 1998-1999, Vice President of Signet Banking Corporation, 1988-1998; Mark T. Watkins, Vice President of Mead since 2000, Vice President, Human Resources and Organizational Development of the Mead Paper Division, 1999, Vice President, Michigan Operations of Mead Paper Division, 1997; Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco since 1996; John W. Hetherington, Vice President, Assistant General Counsel and Secretary of Westvaco since 1987; Ned
W. Massee, Vice President of Westvaco since 1991; Barbara L. Brasier, President of Mead's Gilbert Paper since 2000; John E. Banu, Vice President of Westvaco since 1999, Comptroller 1995-1999.

                                     Part II

Item 5. Market for the registrant's common stock and related security holder matters

 (a)    Market and price range of common stock

        MeadWestvaco's stock is traded on the New York Stock Exchange under the symbol MWV. Westvaco's common stock was traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York Stock Exchange was the principal market on which the common stock was traded.

                                                 Transition Period                   Fiscal year ended October 31
                                          ------------------------------------------------------------------------------------
         STOCK PRICES                             Ended 12/31/01                    2001                      2000
                                          --------------------------------------------------------- --------------------------
                                                   High             Low           High         Low         High          Low
         Transition Period                       $29.70          $24.20
         First                                                                  $30.63      $25.00       $34.75       $26.00
         Second                                                                  27.65       22.70        34.50        25.63
         Third                                                                   27.60       23.15        34.75        24.44
         Fourth                                                                  32.10       22.68        29.94        24.06
         This table reflects the range of market prices of Westvaco common stock as quoted in the New York Stock Exchange
         Composite Transactions.  The New York Stock Exchange was the principal market in which the securities were traded.

(b)     Approximate number of common shareholders

        At December 31, 2001, the number of shareholders of record of Westvaco common stock was approximately 18,920. This number included 12,629 current or former employees of the company who were Westvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c)     Dividends

        MeadWestvaco has announced an annualized dividend rate of $0.92 per share, subject to approval by the company's Board of Directors from time to time after consideration of such matters as the Board of Directors deems appropriate.

        The following table reflects historical dividend information for Westvaco for the periods indicated.


         DIVIDENDS PER SHARE                   Transition Period                 Fiscal year ended October 31
                                                 Ended 12/31/01                  2001                    2000
         Transition Period                                      $.22
         First                                                                        $.22                     $.22
         Second                                                                        .22                      .22
         Third                                                                         .22                      .22
         Fourth                                                                        .22                      .22
         Year                                                                         $.88                     $.88

Item 6.  Selected financial data

                                                    Two-
                                                   months                                Year ended October 31
                                                    ended                                ---------------------
                                                   12/31/01          2001          2000          1999          1998          1997
EARNINGS   In millions, except per share data
                                      Sales            $603        $3,935        $3,857        $2,953        $3,050        $3,152
     Net income [loss] before extraordinary
               charge and cumulative effect
                      of accounting changes            (22)            88           255           111           132           163
                          Net income [loss]            (22)            88 /1/       246 /2/       111 /3/       132 /4/       163
        Net income [loss] per share - basic          (0.21)          0.87          2.44          1.11          1.30          1.60
      Net income [loss] per share - diluted          (0.21)          0.87          2.44          1.11          1.30          1.58
              Depreciation and amortization              61           347           314           280           281           269

COMMON STOCK
              Number of common shareholders          18,920        19,070        19,000        19,070        20,140        20,240
                    Weighted average number
                      of shares outstanding
                                      Basic             102           101           101           100           101           102
                                    Diluted             103           102           101           100           102           103
                             Cash dividends             $23           $89           $88           $88           $89           $90
                                 Per share:
                                  Dividends            0.22          0.88          0.88          0.88          0.88          0.88
                                 Book value           22.58         22.86         23.17         21.65         22.39         22.35

FINANCIAL POSITION In millions
                            Working capital            $308          $315          $497          $313          $272          $400
                              Current ratio             1.4           1.4           1.9           1.7           1.6           2.0
                 Plant and timberlands, net          $4,236        $4,227        $4,197        $3,581        $3,802        $3,684
                               Total assets           6,828         6,787         6,570         4,897         5,009         4,899
                             Long-term debt           2,697         2,660         2,687         1,427         1,456         1,449
                       Shareholders' equity           2,315         2,341         2,333         2,171         2,246         2,279
                      Debt to total capital             46%           46%           46%           33%           34%           33%

OPERATIONS
    Primary production of paper, paperboard
                            and market pulp
                       [tons, in thousands]             553         3,641         3,749         2,992         3,028         3,058
                New investment in plant and
                  Timberlands [in millions]             $56          $296          $212          $232          $420          $614
  Acres of timberlands owned [in thousands]           1,378         1,378         1,418         1,446         1,465         1,461
                                  Employees          17,410        17,530        17,050        12,750        13,070        13,370

    /1/ 2001 results include a net after-tax restructuring charge of $35.2 million, or $.35 per share, a credit of $11.5 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of $3.2 million, or $.03 per share, from the sale of a lease.

    /2/ 2000 results include a net after-tax restructuring charge of $11.2 million, or $.11 per share, an after-tax extraordinary charge of $8.8 million, or $.09 per share, for the extinguishment of higher interest rate debt and a gain of $3.6 million, or $.04 per share, from the sale of assets.

    /3/ 1999 results include an after-tax charge for restructuring of $49 million, or $.49 per share, and a credit of $15 million, or $.15 per share, for a release of deferred taxes.

    /4/ 1998 results include an after-tax charge for restructuring of $3 million, or $.03 per share.

Item 7. Management's discussion and analysis of financial condition and results of operations

Information required by this item is included in the Financial Review section of the MeadWestvaco 2001 Financial Report to Shareholders under the captions "MEADWESTVACO Merger", "Results of Operations", "Fiscal year 2001", "Fiscal year 2000", "Liquidity and capital resources," "Forward-looking statements," "Review of Operations", "Special Items", "Paper Segment", "Packaging and Paperboard Segment" and "Consumer and Office Products Segment" and is incorporated herein by reference.

Item 7A.  Quantitative and qualitative disclosures about market risk

MeadWestvaco's financial market risk arises from fluctuations in interest rates and foreign currency exchange rates. The company's exposure to foreign currency fluctuations on its financial instruments is not material because most instruments are denominated in U.S. dollars. Furthermore, the company's exposure to foreign currency fluctuations on its income is not material because a majority of the company's sales are in U.S. dollars. The company does not hold financial instruments for trading purposes.

Most of Westvaco's debt obligations at December 31, 2001 were at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on Westvaco's results of operations or cash flows for the Transition Period.

Item 8.  Financial statements and supplementary data

Information required by this item is included in the MeadWestvaco 2001 Financial Report to Shareholders under the captions "Consolidated statements of income," "Consolidated balance sheets," "Consolidated statements of shareholders' equity," "Consolidated statements of cash flows," "Notes to financial statements" and "Report of independent accountants," and is incorporated herein by reference.

Item 9. Changes in and disagreements with accounting and financial disclosure

                                     None

                                   Part III

Item 10.  Directors and executive officers of the registrant

Information required by this item for MeadWestvaco's directors will be contained in MeadWestvaco's 2002 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission on or before March 29, 2002, and is incorporated herein by reference. Information required by this item for the MeadWestvaco's executive officers is contained in Part I of this report under the caption "Executive officers of the registrant."

Item 11.  Executive compensation

Information required by this item will be contained in MeadWestvaco's 2002 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by March 29, 2002, and is incorporated herein by reference.

Item 12.  Security ownership of certain beneficial owners and management

Information required by this item will be contained in MeadWestvaco's 2002 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by March 29, 2002, and is incorporated herein by reference.

Item 13.  Certain relationships and related transactions

Information required by this item will be contained in MeadWestvaco's 2002 Proxy Statement, pursuant to Regulation 14A, to be filed with the Securities and Exchange Commission by March 29, 2002, and is incorporated herein by reference.

                                    Part IV

Item 14.  Exhibits, financial statement schedules and reports on Form 8-K

(a) Documents filed as part of this report:

  1.     Consolidated financial statements

         The consolidated financial statements of Westvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the MeadWestvaco 2001 Financial Report to Shareholders:

         Consolidated statements of income for the transition period ended
           December 31, 2001 and fiscal years ended October 31, 2001, 2000 and 1999

         Consolidated balance sheets at December 31, 2001 and October 31, 2001 and 2000

         Consolidated statements of shareholders' equity at December 31, 2001 and October 31, 2001, 2000 and 1999

         Consolidated statements of cash flows for transition period ended
           December 31, 2001 and fiscal years ended October 31, 2001, 2000 and 1999

         Notes to financial statements

         Report of independent accountants

  2.     Consolidated financial statement schedules

         All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

  3.        Exhibits

  3.i Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1, Form 8-K filed on January 29, 2002, incorporated herein by reference.

  3.ii Bylaws of the Registrant, previously filed as Exhibit 3.2 to the company's Form 8-K filed on January 29, 2002, and incorporated herein by reference.

  4.i $500 million Five -Year Credit Agreement dated December 21, 2001, by and among the Registrant, The Bank of New York, as agent, and the banks named therein.

  4.ii $500 million 364-Day Credit Agreement dated December 21, 2001, by and among the Registrant, The Bank of New York, as agent, and the banks named therein.

  4.iii Form of Indenture among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as trustee, previously filed as Exhibit 4(a) to the company's Form S-3 filed on March 8, 2002, and incorporated herein by reference.

  4.iv First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company's Form 8-K, filed on February 1, 2002, incorporated herein by reference.

  4.v Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company's Form 8-K, filed on February 1, 2002, incorporated herein by reference.

  4.vi First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company's Form 8-K, filed on February 1, 2002, incorporated herein by reference.

  4.vii Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as
                   Exhibit 2 to the company's Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984.

                   The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

  4.viii Rights Agreement dated as of January 29, 2002 between MeadWestvaco Corporation and The Bank of New York, previously filed as Item 2 to the company's Form 8-A dated January 29, 2002, File No. 333-71124, incorporated herein by reference.

  4.viv Indenture dated as of July 15, 1982 between The Mead Corporation and Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991.

  4.vv Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee.

  10.i The Westvaco Corporation 1983 Stock Option and Stock Appreciation Rights Plan, as amended, filed to Registration Statement on Form S-8 dated January 29, 2002, File No. 333-81638, incorporated herein by reference.

  10.ii The Westvaco Corporation 1988 Stock Option and Stock Appreciation Rights Plan, as amended, filed to Registration Statement on Form S-8 dated January 29, 2002, File No. 333-81638, incorporated herein by reference.

  10.iii Copies of Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as
                   Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

  10.iv Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

  10.v Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

  10.vi The Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, filed to Registration Statement on Form S-8 dated January 29, 2002, File No. 333-81638, incorporated herein by reference.

  10.vii The Westvaco Corporation Annual Incentive Compensation Plan, effective November 1, 1995, previously filed as Appendix A to the company's Notice of 1996 Annual Meeting of Shareholders and Proxy Statement dated December 29, 1995, File No. 1-3013, incorporated herein by reference.

  10.viii The Westvaco Corporation 1995 Non-Employee Director Stock Incentive Plan, effective February 28, 1995, filed to Registration Statement on Form S-8 dated January 29, 2002, File No. 333-81638, incorporated herein by reference.

  10.ix The Westvaco Corporation Deferred Compensation Plan for Outside Directors dated December 1986, previously filed as
                   Exhibit 10(j) to the company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, incorporated herein by reference.

  10.x             Form of Employment Agreement dated by and among Jerome F.
                   Tatar and John A. Luke, Jr., and the Registrant, filed to Registration Statement on Form S-4 dated December 20, 2001, File No. 333-71124, and incorporated herein by reference.

  10.xi Form of Employment Agreement by and between Westvaco Corporation and certain individual officers of the company dated January 1999, previously filed as Exhibit 10(f) and 10(g)to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

  10.xii Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and James A. Buzzard, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

  10.xiii Employment Agreement dated as of January 27, 1999, by and between Westvaco Corporation and Karen R Osar, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the three months ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

  10.xiv Employment Agreement dated as of April 20, 2000, by and between Westvaco Corporation and Richard H. Block, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the three months ended July 31, 2000, File No. 1-3013, and incorporated herein by reference.

  10.xv The Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, filed to Registration Statement on Form S-8 dated January 29,2002, File No. 333-81638, incorporated herein by reference.

  10.xvi The Westvaco Corporation Annual and Long-Term Incentive Plan effective November 28, 2000 previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

  10.xvii The Westvaco Corporation Annual and Long-Term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) effective November 28, 2000, previously filed as
                   Exhibit 10(b) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

  10.xviii The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

  10.xix The Westvaco Corporation Severance Benefit Plan for Senior Executives effective March 1, 2001, previously filed as
                   Exhibit 10(d) to the company's Quarterly Report on Form 10-Q/A for the three months ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

  10.xxiii Amended and Restated Agreement and Plan of Merger, dated October 5, 2001, by and among MW Holding Corporation, Michael Merger Corporation, William Merger Sub corporation, The Mead Corporation and Westvaco Corporation, previously filed as Annex A to Registration Statement on Form S-4, File No. 333-71124, incorporated herein by reference.

  10.xx The Westvaco Corporation Employee Stock Ownership Plan for Salaried Employees, filed to Registration Statement on Form S-8 dated January 29, 2002, File No. 333-81636, incorporated herein by reference.

  10.xxi The Westvaco Corporation Employee Stock Ownership Plan for Hourly Employees, filed to Registration Statement on Form S-8 dated January 29, 2002, File No. 333-81642, incorporated herein by reference.

  10.xxiii Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of December 1, 1988, as amended.

  10.xxiv Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended.

  10.xxv Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended.

  10.xxvi Lease Agreement between The Industrial Development Board of the City of Stevenson, Alabama and The Mead Corporation, dated as of March 1, 1998.

  10.xxvii 1991 Stock Option Plan of The Mead Corporation, as amended through June 24, 1999.

  10.xxviii        1996 Stock Option Plan of The Mead Corporation as amended
                   through June 24, 1999; as amended February 22, 2001.

  10.xxix 1985 Supplement to The Mead Corporation's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001.

  10.xxx Excess Benefit Plan of The Mead Corporation dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001.

  10.xxxi Excess Earnings Benefit Plan of The Mead Corporation dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001.

  10.xxxii Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001.

  10.xxxiii        Form of Severance Agreement between The Mead Corporation and
                   Raymond W. Lane; and, Amendment to Severance Agreement.

  10.xxxiv Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001.

  10.xxxv Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999.

  10.xxxvi Deferred Compensation Plan for Directors of The Mead Corporation, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001.

  10.xxxvii        1985 Supplement to The Mead Corporation's Deferred
                   Compensation Plan for

                   Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001.

  10.xxxviii       Restated Directors Capital Accumulation Plan effective
                   January 1, 2000; as amended effective October 26, 2001.

  10.xxxix         Form of Executive Life Insurance Policy for Key Executives.

  10.xxxx          Long Term Incentive Plan effective 2002; as amended November
                   7, 2001.

  10.xxxxi Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001.

  13.              The pages 9 through 53 of the MeadWestvaco 2001 Financial
                             -         --
                   Report to Shareholders. Except for the information that is expressly incorporated by reference, the Financial Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

  21.              Subsidiaries of the registrant.

  23.              Consent of independent accountants.

(b)      Reports on Form 8-K.

A report on Form 8-K was filed on January 30, 2002, and is incorporated herein by reference. The contents of the report are summarized below:

          Item 5. Other Events: On January 30, 2002, Mead and Westvaco issued a joint press release announcing the completion of a merger of equals.

          Item 7.                     Financial Statements and Exhibits

          Item 8. Change in fiscal year: On January 29, 2002, MeadWestvaco determined, in connection with the Mergers, to change its fiscal year end from October 31 to December 31, to be effective beginning December 31, 2001. A report on Form 10-K covering the two months ended December 31, 2001 (transition period) will be filed in accordance with the Securities and Exchange Commission filing requirements.

A report on Form 8-K was filed on January 31, 2002, and is incorporated herein by reference. The contents of the report are summarized below:

          Item 5. Other Events - MeadWestvaco Corporation ("MeadWestvaco") issued a news release on January 30, 2002, announcing the following actions taken by the Board of Directors:

                                            .  the declaration of a regular
                                               quarterly dividend of 23 cents
                                               per common share,

                                            .  the election of corporate
                                               officers and

                                            .  the selection of
                                               PricewaterhouseCoopers LLP to
                                               serve as MeadWestvaco's
                                               independent auditors.

          Item 7.                     Financial Statements and Exhibits

A report on Form 8-K was filed February 1, 2001, and is incorporated herein by reference. The contents of the report are summarized below:

          Item 5. Other Events - On January 31, 2002, two of MeadWestvaco Corporation's subsidiaries,
                                      Westvaco Corporation and The Mead
                                      Corporation, entered into Supplemental
                                      Indentures with respect to their
                                      respective debt securities.

          Item 7.                     Exhibits

A report on Form 8-K was filed February 6, 2002, and is incorporated herein by reference. The contents of the report are summarized below:

          Item 4. Change In Registrant's Certifying Accountants - On January 30, 2002, MeadWestvaco engaged
                                      PricewaterhouseCoopers LLP, longstanding independent accountants for Westvaco as its independent accountants. Deloitte & Touche LLP had been the independent accountants for Mead and for MW Holding Corporation (predecessor of MeadWestvaco). MeadWestvaco's Audit Committee and Board of Directors participated in and approved the decision regarding independent accountants.

          Item 7.                     Financial Statements and Exhibits

A report on Form 8-K was filed on March 8, 2002, and is incorporated herein by reference. The contents of the report are summarized below:

          Item 5. On January 29, 2002, The Mead Corporation ("Mead") and Westvaco Corporation ("Westvaco") merged resulting in the formation of MeadWestvaco Corporation ("MeadWestvaco"). The merger is being accounted for as an acquisition of Mead by Westvaco and, consequently, the historical financial statements of Westvaco became the historical financial statements of MeadWestvaco. Accordingly, Exhibit 99.1 and 99.2 are the audited financial statements of the business being acquired
                                      (Mead) and the related pro forma combined condensed financial date, respectively.

          Item 7.                     Financial Statements and Exhibits.

A report on Form 8-K was filed on December 20, 2001 and is incorporated herein by reference. The contents of the report are summarized below:

          Item 5. Other Events -Westvaco issued a news release on November 20, 2001, announcing fourth quarter and fiscal year 2001 earnings.

          Item 7.                     Financial Statements and Exhibits

     Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MEADWESTVACO CORPORATION
                                               (Registrant)



March 15, 2002                                 By /s/ John A. Luke, Jr.
                                                  ------------------------------
                                                  John A. Luke, Jr.
                                                  President and Chief Executive
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                                               Date
---------                                            -----                                               ----
 /s/ Jerome F. Tatar
-------------------------------------
Jerome F. Tatar                                      Chairman of the Board of Directors                  March 15, 2002

/s/ John A. Luke, Jr.                                President,                                          March 15, 2002
-------------------------------------                Chief Executive Officer
John A. Luke, Jr.                                      and Director

/s/ Karen R. Osar                                    Senior Vice President                               March 15, 2002
-------------------------------------                  (Principal Financial Officer)
Karen R. Osar

/s/ John E. Banu                                     Comptroller                                         March 15, 2002
--------------------------------------                  (Principal Accounting Officer)
John E. Banu

/s/ John G. Breen                                    Director                                            March 15, 2002
--------------------------------------
John G. Breen

/s/ Michael E. Campbell                              Director                                            March 15, 2002
--------------------------------------
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.                          Director                                            March 15, 2002
--------------------------------------
Dr. Thomas W. Cole, Jr.

/s/ Duane E. Collins                                 Director                                            March 15, 2002
--------------------------------------
Duane E. Collins

/s/ William E. Hoglund                               Director                                            March 15, 2002
--------------------------------------
William E. Hoglund

/s/ James G. Kaiser                                  Director                                            March 15, 2002
----------------------------------------
James G. Kaiser

/s/ Richard B. Kelson                                Director                                            March 15, 2002
----------------------------------------
Richard B. Kelson

/s/ John A. Krol                                     Director                                            March 15, 2002
----------------------------------------
John A. Krol

/s/ Susan J. Kropf                                   Director                                            March 15, 2002
----------------------------------------
Susan J. Kropf

/s/ Douglas S. Luke                                  Director                                            March 15, 2002
----------------------------------------
Douglas S. Luke

/s/ Robert C. McCormack                              Director                                            March 15, 2002
----------------------------------------
Robert C. McCormack

/s/ Lee J. Styslinger, Jr.                           Director                                            March 15, 2002
----------------------------------------
Lee J. Styslinger, Jr.

/s/ Jane L. Warner                                   Director                                            March 15, 2002
----------------------------------------
Jane L. Warner

/s/ J. Lawrence Wilson                               Director                                            March 15, 2002
----------------------------------------
J. Lawrence Wilson

/s/ Richard A. Zimmerman                             Director                                            March 15, 2002
----------------------------------------
Richard A. Zimmerman