Form 10-Q
period 2002-03-31
MEADWESTVACO CORP
filed 2002-05-15
CIK 1159297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

COMMISSION FILE NUMBER 1-31215
MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park
(State of incorporation)	Stamford, CT 06905
Telephone 203-461-7400
31-1797999	(Address and telephone number of
(I.R.S. Employer Identification No.)	registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES   _NO ✓

At April 30, 2002 the latest practicable date, there were 199,822,760 shares outstanding of Common Stock.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

In millions, except per share amounts
	Three Months Ended
	March 31
	2002	2001
Sales	$1,461	$982

Cost of sales	1,329	815
Selling, research and administrative expenses	187	96
Other expense [income], net	[17]	[7]
Interest expense	68	52

Income [loss] before taxes	[106]	26

Income taxes [benefit]	[43]	10

Net income [loss]	$ [63]	$ 16

Net income [loss] per share, basic and diluted	$ [.37]	$ .16

Shares used to compute net income [loss] per share:
Basic	168.2	100.8
Diluted	168.2	100.8

Cash dividends per share	$ .23	$ .22

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

[Unaudited]

Dollars in millions	March 31, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 86	$ 102
Receivables, net	821	396
Inventories	1,225	435
Other current assets	152	101
Current assets	2,284	1,034
Property, plant and equipment:
Land and land improvements	424	265
Buildings	1,257	848
Machinery and equipment	8,943	5,908
	10,624	7,021
Less accumulated depreciation	3,341	3,224
	7,283	3,797
Timberlands, net	1,117	264
Construction in progress	235	175
	8,635	4,236
Prepaid pension asset	907	800
Goodwill	912	561
Other assets	902	197
	$13,640	$6,828
	=====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 1,084	$ 559
Notes payable and current maturities of
long-term debt	206	167
Current liabilities	1,290	726

Long-term debt	4,710	2,697
Other long-term obligations	472	83
Deferred income taxes	1,876	1,007
Shareholders' equity:
Common stock, $0.01 par (2001-at stated value)
shares authorized: 600,000,000 (2001-300,000,000)
shares issued: 199,773,684 (2001-103,170,667)	2	816
Additional paid-in capital	3,899	-
Retained income	1,568	1,687
Accumulated other comprehensive income [loss]	[177]	[172]
Common stock in treasury, at cost,
shares held - 615,841 in 2001	-	[16]
	5,292	2,315
	$13,640	$6,828
	=====	====

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited]

	Three Months Ended
Dollars in millions	March 31
	2002	2001
Cash flows from operating activities:
Net income [loss]	$ [63]	$ 16
Adjustments to reconcile net income [loss] to net
cash provided by operating activities:
Depreciation, depletion and amortization	152	85
Deferred income taxes	[33]	7
Gains on sales of assets	[12]	[4]
Pension credits	[31]	[36]
Asset writedowns	29	-
Changes in working capital, excluding the effects of acquisitions and dispositions	[171]	[78]
Other, net	5	4
Net cash used in operating activities	[124]	[6]

Cash flows from investing activities:
Additions to property, plant and equipment	[81]	[84]
Additions to equipment rented to others	[6]	-
Payments for acquired businesses, net of cash acquired	130	[16]
Proceeds from sales of assets	19	3
Other	[16]	1
Net cash provided by [used in] investing activities	46	[96]

Cash flows from financing activities:
Proceeds from issuance of debt	748	304
Repayment of long-term debt	[217]	[13]
Notes payable, net	[430]	[220]
Proceeds from issuance of common stock	28	-
Treasury stock purchases	-	[1]
Dividends paid	[68]	[22]
Net cash provided by financing activities	61	48

Effect of exchange rate changes on cash	1	[3]

Decrease in cash and cash equivalents	[16]	[57]

Cash and equivalents:
At beginning of period	102	190
At end of period	$ 86	$133

The accompanying notes are an integral part of these financial statements.

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. MeadWestvaco's business consists exclusively of the businesses of Mead and Westvaco. Unless otherwise indicated or the context otherwise requires, the term "MeadWestvaco" refers to MeadWestvaco Corporation and its consolidated subsidiaries, including Mead and Westvaco, and the terms "Mead" and "Westvaco" refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The accompanying consolidated statement of operations includes approximately two months of Mead's results and three months of Westvaco's results. Note 2 provides summary unaudited pro forma information and details on the merger accounting.

Effective January 29, 2002, Westvaco changed its fiscal year end from October 31 to December 31. For comparative purposes Westvaco's fiscal quarter ended January 31, 2001 has been recast on a calendar year basis to reflect the results for the three month period ended March 31, 2001.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

Certain prior years amounts have been reclassified to conform with the current presentation.

2. MeadWestvaco Merger

On January 29, 2002, Westvaco and Mead consummated a merger of equals to create a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the recent guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. The assets and liabilities of the acquired business are included in the consolidated balance sheet at March 31, 2002. Results of Mead's operations have been included in the consolidated statement of operations for approximately two months since the date of the merger. The purchase price for the acquisition, including transaction costs, has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The purchase price allocation for the acquisition is preliminary and further refinements are likely to be made as certain matters are resolved. The stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the purchase price of $3.1 billion. The preliminary purchase price allocation is as follows:

In millions

Current assets	$1,414
Property, plant and equipment	4,401
Goodwill	340
Intangible assets	218
Other	533
Total assets acquired	6,906

Accounts payable and accrued expenses	722
Total debt	1,820
Deferred taxes	896
Other	372
Total liabilities assumed	3,810
Net assets acquired	$3,096
====

MeadWestvaco has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. Accordingly; these costs do not impact current earnings and have not been allocated to segments. These integration actions include the following:
  the permanent closure of three older, high-cost coated paper machines at the Chillicothe, Ohio, paper mill and the termination of related employees. Closure will take place during the second quarter of 2002. Costs associated with decommissioning the machines, addressing contractual obligations for some inventory and supplies that will not be used and providing restructuring benefit payments to employees affected by the closure were accrued during the first quarter as well as employee restructuring benefit costs related to other Mead paper segment employees affected by the integration of the Mead and Westvaco paper businesses. Costs associated with decisions made in the first quarter totaled $11 million. Approximately 320 people are affected and will be terminated starting in the second quarter.
  separating about 70 former Mead corporate personnel employed in a variety of staff positions. The cost of those actions, most of which will take place starting in the second quarter, is estimated at $22 million.
  separating about 25 people employed in other Mead operations at an expected cost of $2 million. The company expects these actions to be completed within a year.

MeadWestvaco Selected Unaudited Pro Forma Combined Financial Information

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma information for the quarter ended March 31, 2002 and 2001 as if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. This selected unaudited pro forma combined financial information is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. Moreover, this information does not necessarily indicate what the future operating results of the company will be.

[Unaudited]	First Quarter Ended
in millions, except per share	2002	2001
Sales	$1,714	$1,927
Net loss	[101]	[28]
Net loss per basic and diluted share	$[0.50]	$[0.14]

The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization. Included in the results for the quarter ended March 31, 2002 is a pretax charge of $54 million for restructuring and other merger-related costs.

3. Restructuring and other merger related expenses

First Quarter 2002

During the quarter ended March 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $54 million, of which $29 million and $25 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other Merger Related Costs	Total
Paper	$11	$1	$1		$13
Corporate and other	18	13		$10	41
	$29	$14	$1	$10	$54
	==	==	=	==	==
Balance of related accruals remaining at March 31, 2002		$14			$14
		==			==

Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the Westvaco Luke, MD mill. Charges associated with the shutdown included $11 million to write down the assets using an assets-to-be-disposed-of model. Integration of the Mead and Westvaco paper groups resulted in $1 million of restructuring benefit costs covering approximately 30 former Westvaco employees. Although no employees had been separated as of March 31, 2002, the separations are expected to occur by the end of 2002. In addition, the company recognized related inventory writedowns of $1 million.

Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, forestry, purchasing and logistics and other functions resulted in current quarter charges that included $18 million of asset write-downs and $13 million of employee restructuring benefit costs covering about 390 employees, which the company expects to be substantially completed within a year.

Other merger and related costs includes charges for integration-related consulting and costs associated with relocating certain Westvaco functions.

Fiscal year 2001

During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $5 million of inventory writedowns included within cost of sales. The charges were primarily attributable to realignment of the consumer packaging operations and the shut down of a paper mill in Tyrone, PA. As of March 31, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs at March 31, 2002 were substantially utilized.

4. Current Assets
Cash equivalents of $25 million ($23 million at December 31, 2001) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

	March 31	December 31
(In millions)	2002	2001
Raw materials	$ 202	$ 82
Production materials, stores and supplies	196	80
Finished and in process goods	827	273
Total	$1,225	$435

Inventories are stated at the lower of cost or market with approximately 75% determined on a LIFO basis. Inventories at March 31, 2002 includes inventories acquired in connection with the Mead merger which have been recorded at fair value at the date of the merger.

5. Other Assets
Included in other assets at March 31, 2002 are cash surrender values of life insurance of $185 million, identifiable intangibles of $324 million, investment in investees of $100 million, equipment rented to others of $66 million, convertible debentures of $50 million (including an embedded derivative), capitalized software of $93 million and other miscellaneous assets of $84 million.

Equipment rented to others and capitalized software are being amortized using the straight-line method over their estimated useful lives. The convertible debentures were received by Mead as part of the consideration for the sale of an equity investee in 1999. The debentures are classified as available-for-sale securities and are carried at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income [loss]. The fair value of the securities is based on an independent valuation. The securities are convertible to common shares of the issuer at any time, redeemable by the issuer beginning in November 2002 and mature in November 2006. In addition, the debentures included an embedded option which qualifies as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

6. Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted earnings per share, net incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the quarter, the weighted average number of shares outstanding was 168 million. This average reflects 101 million shares for January when Westvaco only results are reflected and approximately 200 million shares following the merger for the remainder of the quarter.

The company's existing treasury shares were retired and cancelled in connection with the merger and, accordingly, did not participate in the merger exchange.

7. Segment Information

Commencing with the first quarter ended March 31, 2002, MeadWestvaco's principal business segments are (1) packaging, (2) paper, (3) consumer and office products, and (4) specialty chemicals.

The Packaging segment manufactures, markets and distributes bleached paperboard, coated natural kraft, containerboard and saturating kraft and packaging for consumer products markets. The packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs and CDs. In addition, the packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment's products are manufactured at five domestic mills and two mills located in Brazil; paper, board and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in the United States with additional markets located in Canada, Latin America, Europe, Asia and the Pacific Rim.

The Paper segment is engaged in the manufacturing and marketing of coated, carbonless and specialty papers. This segment's products are manufactured at seven domestic mills and one mill located in the United Kingdom. Segment results for 2001 included the Westvaco envelope business, which is now managed within the Consumer and Office Products segment.

The Consumer and Office Products segment operations are conducted predominantly in North America and manufacture and distribute school, office, envelopes and time-management products to retailers and commercial distributors.

The Specialty Chemicals segment manufactures products at four domestic locations. Major product groups are: activated carbon products and services; printing ink resins and lignin-based surfactants; tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company's forestry operations and income and expense items and other activities not directly associated with segment operations, including corporate support staff services and related assets and liabilities.

The segments are measured on operating profits before goodwill, restructuring charges, net pension credits, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded generally at market prices.

Sales
Three months ended March 31, 2002		Inter-		Operating	Segment
(In millions)	Trade	segment	Total	Profit	Assets
Packaging	$ 825	$ 1	$ 826	$ 13	$ 6,368
Paper	399	8	407	[12]	3,691
Consumer & office products	144		144	2	620
Specialty chemicals	73	4	77	13	285
Corporate and other	20	15	35	[122]	2,676
Total	1,461	28	1,489	[106]	13,640
Intersegment eliminations		[28]	[28]
Consolidated totals	$1,461	$ -	$1,461	$[106]	$13,640

	Sales
Three months ended March 31, 2001		Inter-		Operating
(In millions)	Trade	segment	Total	Profit
Packaging	$623	$ 1	$624	$ 47
Paper	266	4	270	4
Specialty chemicals	79	6	85	11
Corporate and other	14	4	18	[36]
Total	982	15	997	26
Intersegment eliminations		[15]	[15]
Consolidated totals	$982	$ -	$982	$ 26

8. Comprehensive Income [loss]

Comprehensive income [loss] reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income [loss] for the three months ended March 31, 2002 and 2001, were $[68] million and $31 million; respectively. The difference between net loss and comprehensive loss for the first quarter ended March 31, 2002 primarily relates to the change in foreign currency translation adjustment.

9. Financial Instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

The company's convertible debentures (See Note 5) owned by the company include an embedded option which has been bifurcated from the debenture and not designated as a hedge. The fair value of the derivative was $5 million at March 31, 2002 and is included with the debenture value in other assets.

Interest Rate Risk

The company utilized interest rate swap agreements to hedge some of the interest rate characteristics (risks) of a portion of its outstanding fixed rate debt. The company's goal is to create a prudent balance between fixed and floating rates. At March 31, 2002, MeadWestvaco had interest rate swaps with a total notional amount of $134 million designated as fair value hedges of certain fixed rate borrowings. This resulted in approximately 21% of MeadWestvaco's debt being subject to variable interest rates. The maturity dates on these swaps match the maturity dates of the underlying debt in 2009, 2027 and 2028. During the quarter, the amount recorded associated with the ineffectiveness of fair value hedges of interest rate risk was not material. The company also has an interest rate swap with a notional amount of $50 million and remaining life of four years, designated as a cash flow hedge. There was no ineffectiveness recorded for this hedge for the three months ended March 31, 2002. The fair value of the company's interest rate swap agreements is a net asset at March 31, 2002, and the amount was not material. In order to minimize counterparty credit risk, the company entered into interest rate swap contracts with only major financial institutions.

Commodities Price Risk

The company is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the markets in which the company's many suppliers operate. The company's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company currently uses a limited amount of derivative financial instruments to manage its exposure to changes in certain commodity prices. For this purpose, the company has entered into swap transactions which expire in 2002 and 2003. These contracts are designated as cash flow hedges of the forecasted purchases of old corrugated containers and forecasted sales of medium. There is no ineffectiveness associated with these contracts as the terms of the swap contracts and the items they are hedging, match. The fair values of these commodity contracts and the impact of the change in fair values were not material as of March 31, 2002.

Foreign Currency Risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with its international operations. The company utilizes forward contracts which are short-term in duration and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The forward contracts, which are not designated as hedging instruments under SFAS No. 133, are used to hedge the impact of the variability of exchange rates on the company's cash flows. The fair value of foreign currency forward contracts was not material as of March 31, 2002.

10. Debt

Long-term debt consists of the following at:

In millions	March 31, 2002	December 31, 2001
Notes:
6.84%, due 2037	$ 153	$ -
9.65%, due 2002	-	100
6.85%, due 2004	200	200
7.10%, due 2009	202	203
7.35%, due 2009	152	-
7.55%, due 2009	154
8.40%, due 2007	200	200
Floating rate, due 2003	200	200
Debentures:
7 1/8%, due 2025	142	-
7.95%, due 2031	300	300
8 1/8%, due 2023	154	-
8.20%, due 2030	400	400
9 3/4%, due 2020	100	100
Sinking Fund Debentures:
7%, due 2004-2023	150	150
7 1/2%, due 2008-2027	150	150
7.65%, due 2008-2027	150	150
7.75%, due 2004-2023	150	150
8.30%, due 2003-2022	125	125
Pollution Control Revenue Bonds:
5.85-10 1/2%, due 2002-2018	63	63
Industrial Revenue Bonds:
7-7.67%, due 2002-2027	80	80
Floating rate, due 2002-2014	211	61
Medium-term Notes
7.3% to 9.8% due 2002-2020	48	-
Economic Development Bonds:
8 3/4%, due 2002-2010	6	4
Capital lease obligations	290	-
Short-term borrowings to be refinanced on a long-term basis	745	-
Notes payable and other	391	228
	4,916	2,864

Less installments due within one year	[206]	[167]

Long-term debt	$4,710	$2,697
	====	====

In connection with its future financing and capital structure requirements, on March 8, 2002, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $1 billion in debt securities. Subsequently, the company issued $750 million in 6.85% Notes due 2012 in an underwritten public offering on April 2, 2002. As described in Note 11, the debt securities of MeadWestvaco are guaranteed on a full, unconditional and joint and several basis by both Mead and Westvaco.

The company has guaranteed obligations of certain affiliated operations and others totaling $26 million at March 31, 2002. In addition, the company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with a syndicate of banks, which matures in 2003. The loan, one-half of which has been guaranteed by the company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from Mead's 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees; however, the company does not expect to incur losses as a result of these guarantees.

11. Guarantor and Nonguarantor Financial Statements

Following the merger, (i) debt issued in the past by Westvaco has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Mead, (ii) debt issued in the past by Mead has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Westvaco and (iii) debt issued by MeadWestvaco will be guaranteed by either or both of Mead and/or Westvaco.

The company's debt as of March 31, 2002 subject to the guarantees referred to above includes: 6.84% Notes due 2037, 6.85% Notes due 2012, 6.85% Notes due 2004, 7.10% Notes due 2009, 7.35% Notes due 2009, 8.40% Notes due 2007, Floating Rate Notes due 2003, 7 1/8% Debentures due 2025, 7.95% Debentures due 2031, 8 1/8% Debentures due 2023, 8.20% Debentures due 2030, 9 3/4% Debentures due 2020, 7.00% Sinking Fund Debentures due 2004-2023, 7 1/2% Sinking Fund Debentures due 2008-2027, 7.65% Sinking Fund Debentures due 2008-2027, 7.75% Sinking Fund Debentures due 2004-2023 and 8.30% Sinking Fund Debentures due 2003-2022. In addition, the 6.85% Notes issued by MeadWestvaco in April 2002 are guaranteed by both Mead and Westvaco.

The following condensed consolidating financial information presents: condensed consolidating balance sheet as of March 31, 2002 and December 31, 2001 and the related statements of operations and cash flows for three months ended March 31, 2002 and 2001 of (a) MeadWestvaco, the Parent, (b) Westvaco, issuer of existing debt and guarantor of debt issued by MeadWestvaco and previously issued by Mead, (c) Mead, issuer of existing debt and guarantor of debt issued by MeadWestvaco and previously issued by Westvaco, (d) the nonguarantor subsidiaries, (e) elimination entries necessary to consolidate the company with nonguarantor subsidiaries and (f) the company on a consolidated basis.

Investments in subsidiaries are accounted for by the company using the equity method of accounting. The guarantor and nonguarantor subsidiaries are each presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the nonguarantor subsidiaries are not presented because management believes such financial statements would not be meaningful to investors.

Consolidated statement of operations

Three months ended March 31, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales		$$704	$457	$531	$[231]	$1,461

Cost of sales		643	462	625	[401]	1,329
Selling, research and administrative expenses		83	53	51		187
Other expense [income], net		[13]	[5]	[176]	177	[17]
Interest expense	2	46	19	8	[7]	68

Income [loss] before taxes	[2]	[55]	[72]	23		[106]
Income taxes [benefit]	[1]	[23]	[35]	16		[43]

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[1]	[32]	[37]	7		[63]
Equity in earnings [loss] of subsidiaries	[62]	[2]	9		55

Net income [loss]	$[63]	$[34]	$[28]	$ 7	$55	$[63]
	===	===	===	==	==	==

Consolidated statement of operations

Three months ended March 31, 2001
In millions	Westvaco [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales	$808	$175	$ [1]	$982

Cost of sales	714	318	[217]	815
Selling, research and administrative expenses	68	28		96
Other expense [income], net	[3]	[220]	216	[7]
Interest expense	50	2		52

Income [loss] before taxes	[21]	47		26
Income taxes [benefit]	[6]	16		10

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[15]	31		16
Equity in earnings [loss] of subsidiaries	31		[31]
Net income [loss]	$ 16	$ 31	$ [31]	$ 16
	==	==	===	==

Consolidated balance sheet

	At March 31, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

ASSETS	$ 7	$ [19]	$4	$ 94	$	$ 86
Cash and cash equivalents
Receivables		307	284	230		821
Intercompany receivables		3	312	814	[1,129]
Inventories		297	543	390	[5]	1,225
Other current assets		87	12	53		152
Current assets	7	675	1,155	1,581	[1,134]	2,284

Property, plant and equipment		1,786	1,629	5,220		8,635

Prepaid pension asset		831	74	2		907
Goodwill		500	340	72		912
Other assets		118	524	296	[36]	902
Intercompany long-term receivables	825	12		2,129	[2,966]
Investment in subsidiaries	5,311	2,779	3,616		[11,706]
Total assets	$6,143	$6,701	$7,338	$9,300	$[15,842]	$13,640
	====	====	====	====	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$	$ 375	$ 435	$ 274	$	$ 1,084
Intercompany payables		813	1	315	[1,129]
Notes payable and current maturities of long-term debt	106	3	37	60		206
Current liabilities	106	1,191	473	649	[1,129]	1,290

Long-term debt	745	2,517	972	476		4,710
Intercompany long-term debt		262	2,129	575	[2,966]
Other long-term obligations		77	367	28		472
Deferred income taxes		506	334	1,036		1,876
Shareholders' equity	5,292	2,148	3,063	6,536	[11,747]	5,292
Total liabilities and shareholders' equity	$6,143	$6,701	$7,338	$9,300	$[15,842]	$13,640
	====	====	====	====	=====	====

Consolidated balance sheet

	At December 31, 2001
In millions	Westvaco [Issuer/Guarantor][1]	Non guarantor subsidiaries	Eliminations	Consolidated total

ASSETS
Cash and cash equivalents	$ 35	$ 67	$	$ 102
Receivables	268	128		396
Intercompany receivables	5	810	[815]
Inventories	319	116		435
Other current assets	80	21		101
Current assets	707	1,142	[815]	1,034

Property, plant and equipment	1,886	2,350		4,236

Prepaid pension asset	798	2		800
Goodwill	500	61		561
Other assets	56	141		197
Intercompany long-term receivables	4		[4]
Investment in subsidiaries	2,766		[2,766]
Total assets	$6,717	$3,696	$ [3,585]	$6,828
	====	====	=====	====

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$441	$118		$$559
Intercompany payables	810	5	[815]
Notes payable and current maturities of long-term debt	103	64		167
Current liabilities	1,354	187	[815]	726

Long-term debt	2,592	105		2,697
Intercompany long-term debt		4	[4]
Other long-term obligations	75	8		83
Deferred income taxes	522	485		1,007
Shareholders' equity	2,174	2,907	[2,766]	2,315
Total liabilities and shareholders' equity	$6,717	$3,696	$ [3,585]	$6,828
	====	====	=====	====

Consolidated statement of cash flows

	Three months ended March 31, 2002
In millions	MeadWestvaco Parent	Westvaco [Issuer/Guarantor] [1] [2]	Mead [Issuer/Guarantor] [1] [2]	Non guarantor subsidiaries [2]	Eliminations	Consolidated total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]	$ [63]	$ [34]	$ [28]	$ 7	$55	$[63]
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in [income] loss of subsidiaries	62	2	[9]		[55]
Depreciation, depletion and amortization		36	30	86		152
Deferred income taxes		[11]	[23]	1		[33]
Gains on sales of assets		[13]		1		[12]
Pension credit		[34]	1	2		[31]
Asset writedowns		29				29
Net changes in working capital		[64]	[100]	[7]		[171]
Other, net		9	[4]			5
Net cash [used in] provided by operating activities	[1]	[80]	[133]	90		[124]

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		[29]	[7]	[45]		[81]
Additions to equipment rented to others			[1]	[5]		[6]
Payments for acquired businesses, net of cash acquired		[28]	3	155		130
Proceeds from sales of assets		18		1		19
Other			[12]	[4]		[16]
Net cash [used in] provided by investing activities		[39]	[17]	102		46

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	745			3		748
Repayment of long-term debt		[103]	[101]	[13]		[217]
Notes payable, net	106	[75]	[452]	[9]		[430]
Proceeds from issuance of common stock	28					28
Dividends paid	[46]	[22]				[68]
Intercompany dividends
Other, principally intercompany balances	[825]	264	708	[147]
Net cash provided by [used in] activities	8	64	155	[166]		61

Effect of exchange rate changes on cash				1		1

Increase [decrease] in cash and cash equivalents	7	[55]	5	27		[16]

Cash and cash equivalents:
At beginning of period		36		66		102
At end of period	$ 7	$ [19]	$ 5	$ 93	$	$ 86
	===	===	==	===	==	==

Consolidated statement of cash flows

	Three months ended March 31, 2001
In millions	Westvaco [Issuer/Guarantor] [1] [2]	Non guarantor subsidiaries [2]	Eliminations	Consolidated total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]	$16	$31	$[31]	$16

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in [income] loss of subsidiaries	[31]		31
Depreciation depletion and amortization	40	45		85
Deferred income taxes	14	[7]		7
Gains on sales asset	[4]			[4]
Pension credit	[38]	2		[36]
Net changes in working capital:	[52]	[26]		[78]
Other, net	5	[1]		4
Net cash provided by [used in]operating activities	[50]	44		[6]

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	[47]	[37]		[84]
Payments for acquisitions, net of cash acquired	[16]			[16]
Proceeds from sales of assets	3			3
Other		1		1
Net cash used in investing activities	[60]	[36]		[96]

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	300	4		304
Repayment of long-term debt	[2]	[11]		[13]
Notes payable, net	[220]			[220]
Treasury stock purchases	[1]			[1]
Dividends paid	[22]			[22]
Intercompany debt	2	[2]
Intercompany dividends	2	[2]
Net cash provided by [used in] financing activities	59	[11]		48

Effect of exchange rate changes on cash		[3]		[3]

Decrease in cash and cash equivalents	[51]	[6]		[57]

Cash and cash equivalents:
At beginning of period	89	101		190
At end of period	$38	$95		$$133
	==	==	==	===
  Westvaco and Mead are the issuer of previously issued debt securities and guarantors of debt issued by MeadWestvaco, the Parent.
  Certain intercompany transactions for contract manufacturing between MeadWestvaco, Westvaco and Mead and the non-guarantor subsidiaries are non-cash transactions; therefore, the effects of such are not reflected in the statements of cash flows.

12. Environmental and legal matters
The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $57 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Additional matters are described in Part I, Item 1, "Business - Environmental Laws and Regulations," and Item 3, "Legal Proceedings" in the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

The company is involved in various legal proceedings and environmental actions, generally arising in the normal course of its business. Although the ultimate outcome of such matters cannot be predicted with certainty, the company does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position, liquidity or results of operations.

13. Recently Issued Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Mead and Poly-Matrix acquisitions have been accounted for under SFAS 141. SFAS 141 also requires that upon adoption of SFAS 142, MeadWestvaco reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, Intangible Assets, and is effective for fiscal year 2002. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. For information regarding goodwill and other intangible assets and the impact the adoption of SFAS 142 had on the company's consolidated financial statements, refer to Note 14.

In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes the impact of SFAS 143 on the financial statements of the company will not be material.

14. Goodwill and Other Intangible Assets:

Effective January 1, 2002, the company adopted the provisions of SFAS 142. The company has determined its reporting units to be: (1) packaging, (2) paper, (3) consumer and office products and (4) specialty chemicals. The company is still in the process of determining the amounts of goodwill, intangible assets, other assets and liabilities that should be allocated to these reporting units.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year. The goodwill impairment analysis has not yet been completed. The current estimate of the impairment charge related to goodwill as of January 1, 2002 is in the range of $250-350 million and will be recorded in the second quarter, effective as of January 1, 2002. The impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The resulting impairment charge will be the same before and after taxes as the related goodwill cannot be deducted for tax purposes.

The following table summarizes and reconciles net income for the three months ended March 31, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to customer contracts and lists, tradenames, patents, goodwill and other indefinite lived intangible assets that are no longer amortized (in millions except per share amounts):

	Three months ended March 31
In millions, except per share amounts	2002	2001
Reported net [loss] income	$[63]	$16
Add back: goodwill amortization	-	4
Adjusted net income	$[63]	$20

Basic and diluted earnings per share:
Reported net [loss] income	$[.37]	$.16
Goodwill amortization	-	.04
Adjusted net [loss] income	$[.37]	$.20

As of March 31, 2002, intangible assets were as follows:

In millions	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Trademarks and tradenames	$162	$2
Customer contracts and lists	75	3
Patents	35	2
Other	11	1
Total	$283	$9
Unamortized intangible assets
Customer lists	$50

Amortization expense for the three months ended March 31, 2002	$5

Estimated amortization expense for the year ended December 31:
2002	$24
2003	25
2004	25
2005	24
2006	23
2007	20

Goodwill: Although the purchase price allocation of Mead is preliminary, the merger resulted in recording approximately $340 million of goodwill during the first quarter of 2002. Such goodwill is not subject to the impairment analysis performed as of January 1, 2002.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations

MEADWESTVACO Merger

MeadWestvaco Corporation was formed for the purpose of consummating the January 29, 2002 merger of equals between The Mead Corporation and Westvaco Corporation, creating a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. As part of the merger, the company has announced plans to achieve significant annual cost savings and operational synergies of $325 million by the end of two years of combined operations.

Mead and Westvaco announced their agreement in August 2001. The transaction was approved by the Boards of Directors of both companies and was approved by the shareholders of both companies at special meetings held on January 28, 2002. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share. The merger was structured as a stock-for-stock exchange and was accounted for as an acquisition of Mead by Westvaco. Note 2 in the Consolidated Financial Statements provides summary pro forma information and details on the merger accounting.

Recent Developments

On March 4, 2002, MeadWestvaco announced plans to permanently shut down four coated paper machines and related equipment from its paper segment in Luke, MD, and Chillicothe, OH. The company expects restructuring and other merger-related charges to earnings taken in 2002 to approximate $100 million, all of which relates to the former Westvaco operations, of which about $54 million was taken in the first quarter. Of the total estimated $100 million in charges, about 70% or $70 million are expected to be noncash charges. The total estimated charges include $12 million attributable to the shutdown of the Luke, MD, paper machine. Under merger accounting rules, charges for the writedown of assets and employee terminations relating to the former Mead operations, including the paper machine shutdowns in Chillicothe, OH, are recorded in purchase accounting and do not affect current earnings. The restructuring will result in the elimination of about 320 positions in Ohio. It is expected that, over time, production will be transferred to more efficient machines elsewhere in the company's paper segment as market conditions improve. These actions will take effect beginning April 1, 2002, and it is anticipated that they will be completed by May 31, 2002. Note 3 in the Consolidated Financial Statements provides details on the restructuring and other merger related charges.

Results of Operations

As stated above, the merger of the Mead Corporation and Westvaco Corporation was completed during the first quarter of 2002. As a result of the merger, the first quarter 2002 sales and expenses, which include approximately two months of Mead's results and three months of Westvaco's results, increased significantly compared to the prior year period that included the results of Westvaco only. First quarter results for MeadWestvaco reflect a challenging economic and business environment. Weak market conditions persist and have led to lower prices and weaker sales volume for printing papers and some paperboard grades. The first quarter is also a seasonally weak period for several of the company's businesses. Sales of $1,461 million for the 2002 first quarter were up approximately 50% compared to the same period in 2001, reflecting the merger with Mead. Gross profit margin for the first quarter of 2002 was 9% compared with 17% for the prior year period primarily due to lower sales prices, restructuring costs and increased downtime. Net loss from operations for the first quarter ended March 31, 2002 was $63 million or $.37 per share (basic and diluted), compared to net income of $16 million or $.16 per share for the same period in 2001.
Packaging segment	Three Months ended
	March 31
(in millions)	2002	2001
Sales	$826	$624
Operating profit	13	47

Primary packaging operations include bleached paperboard, coated natural kraft paperboard, saturating kraft, linerboard and corrugating medium. Sales for the packaging segment increased 33% for the three months ended March 31, 2002, compared to the prior year period due to addition of Mead's packaging businesses. During the first quarter, weak business conditions led to lower sales prices in most paperboard grades and to weaker shipments volumes. However results in the consumer packaging operations were relatively stable compared to the prior year. First quarter shipments of bleached board totaled 392,000 tons, a decline of 6% from the same period of 2001. Prices for bleached board declined 4% from the prior year. For linerboard and medium, selling prices were significantly weaker than last year, down more than 20% compared to prior year. Sales mix was also weaker with a larger portion of sales going into export markets due to weakness in domestic markets. Sales volume of coated natural kraft paperboard was down slightly from the prior year. Pricing for coated natural kraft was relatively stable. Consumer packaging operations include packaging for media, pharmaceuticals and healthcare, cosmetics and personal care products and general consumer products where demand is relatively more stable. First quarter sales into the media markets were lower due to the softness in the music market that were partially offset by strong sales to the DVD market. Pharmaceutical packaging sales were affected by customer delays in launches of new drugs. Sales were lower in the cosmetic and personal care markets due to a reduction in customer's promotional spending and soft market conditions as a result of the slow economy. In addition, the packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. The packaging segment had operating income of $13 million for the three months ended March 31, 2002, compared to operating profit of $47 million for the same period in 2001. Responding to market conditions, the company took downtime of about 47,000 tons with an estimated negative impact on earnings of approximately $11 million pretax. In the first quarter of 2001, Mead and Westvaco took market-related downtime of 68,000 tons, with an estimated negative impact of approximately $14 million pretax of which 35,000 tons and $9 million related to Westvaco.

The acceleration of maintenance projects during machine downtime also contributed to lower operating profits. In addition to market-related downtime, maintenance downtime of approximately 30,000 tons was taken in January 2002 due to the temporary shutdown of four paper machines and other equipment at the Evadale mill to make necessary repairs and manufacturing improvements. The downtime reduced first quarter profit for the segment by about $6 million pretax. MeadWestvaco plans to take a total of 8,000 tons of market-related downtime during the second quarter of 2002, which is estimated to negatively impact segment quarterly profit by about $2 million pretax.

Subsequent to the merger with Mead sales to the tobacco industry accounted for approximately 11% of packaging segment sales compared to approximately 18% last year for only Westvaco . Of these sales to tobacco markets, approximately 6% of the segment sales were exported or used to produce products for export while the remaining 5% was sold to the domestic tobacco industry for sale in the United States. The current legal, regulatory and legislative pressures on the tobacco industry may have an adverse effect on packaging segment profitability. While the company would expect to compensate for such an adverse effect with growth in other consumer product markets, these alternatives may not, in the short run, fully offset any decline in profitability related to sales to the tobacco industry.

For the remainder of 2002, the company believes that demand for packaging for high-value consumer products will continue to be relatively stable, although demand for consumer media products for which the company produces packaging, such as DVDs and computer games, is growing strongly. If the economic weakness persists, commodity-based markets, specifically linerboard and medium, will continue to be negatively impacted. The packaging segment will continue to focus on controllable items, including manufacturing efficiency programs and cost containment initiatives.

Paper segment	Three Months ended
	March 31
(in millions)	2002	2001
Sales	$407	$270
Operating profit [loss]	[12]	4

Paper segment sales increased 51% for the three months ended March 31, 2002, compared for the same period in 2001, due to the addition of Mead's operations. The paper segment experienced a loss of $12 million for the three months ended March 31, 2002, compared to operating profit of $4 million for the same period in 2001, principally due to market-related factors including the weaker economy and the effect of a strong U.S. dollar which led to both lower selling prices and lower shipment volume. In response, the company took market-related downtime of approximately 55,000 tons which negatively impacted segment profit by about $24 million pretax. Neither Mead nor Westvaco took market-related downtime in the comparable period in 2001. Coated paper shipments totaled 438,000 tons, a 14% decline from pro forma combined shipments in the comparable period last year. Prices for coated paper declined about 8% or $75 a ton compared to the first quarter of last year. Price discounting continued during the quarter, especially in coated groundwood grades. Demand was weak in most coated paper markets including magazine, books and commercial printing. Prices and shipments of carbonless paper were also lower than in the same period last year, reflecting weaker overall business conditions. Prices for carbonless paper declined about 5% and shipments were off about 10%.

As stated earlier, MeadWestvaco announced on March 4, 2002 that three coated paper machines and associated equipment will be permanently closed at the Chillicothe, OH, mill and one coated paper machine at the Luke, MD, mill will be permanently shut down. Over time, production will be transferred to more efficient machines elsewhere in the company's paper segment as market conditions improve.

For the remainder of 2002, management expects volume and pricing will continue to be under pressure if the U.S. economy remains weak and the U.S. dollar continues to be strong. In addition, in the second quarter MeadWestvaco plans to take about 28,000 tons of market-related downtime, which is expected to negatively impact segment quarterly profit by about $9 million pretax. MeadWestvaco intends to continue implementing cost reduction measures and developing and marketing higher margin specialty and digital papers.

Consumer and Office Products segment	Three Months ended
	March 31
(in millions)	2002	2001
Sales	$144	$ -
Operating profit	2	-

In the Consumer and Office Products segment, the first quarter is a seasonally weak period as the business prepares for its upcoming school selling season in mid-year and the season for time-management products later in the year. Beginning in 2002, the Westvaco envelope business is being managed within this segment because of the similarities in converting and distribution, and the company has begun to identify cost savings in purchasing and logistics. First quarter sales were down slightly from the comparable prior year period. Competition from lower-priced commodity paper products sourced offshore continues to be a challenge. Segment earnings of $2 million reflected the stability of this business and the benefits of cost control and continued operating improvements in the base business and the envelope operations.

Specialty Chemicals segment	Three Months ended
	March 31
(in millions)	2002	2001
Sales	$77	$85
Operating profit	13	11

Sales for the Specialty Chemicals segment declined by 10% due to a decrease in average selling price, partially offset by an increase in volume. Sales declined due to slower economic activity and increased competition from products produced in the Far East. Sales of the company's activated carbon products, used for auto and truck emission controls, were lower than the prior year, reflecting weaker U. S. auto sales. Sales of asphalt emulsifier increased over last year with growth in domestic and export markets. Markets for ink resins have been relatively stable.

Overall, the company expects stable sales for the specialty chemicals segment for the remainder of 2002, but earnings may be negatively affected to some degree by higher prices for crude tall oil, lower prices for printing ink resins and the loss of carbon business not related to the automotive industry of approximately 5% of the segment's annual sales.

Other items

Other expense [income], net - increased for the three months ended March 31, 2002 to $[17] million, from $[7] million, in the same prior year period. This increase is due primarily to the merger with Mead and increased gains on land sales.

Selling, research and administrative expenses increased due to the merger with Mead and the charges recorded during the quarter. Interest expense increased for the three months ended March 31, 2002 compared to the same period in 2001, due to the addition of Mead's outstanding debt offset somewhat by lower interest rates. The effective tax rate of 40.5% represents a tax benefit on a pretax loss for in the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

At March 31, 2002, the ratio of current assets to current liabilities was 1.8 compared to 1.4 at December 31, 2001. Cash flows used in operations totaled $[124] million for the three months ended March 31, 2002, compared to $[6] million for the same period in 2001.

Investment activities

Capital spending totaled $81 million for the three months ended March 31, 2002, compared to $84 million for Westvaco only for the same period in 2001. As part of its program to improve return on investment, MeadWestvaco plans to continue to hold annual capital spending below depreciation and amortization levels over the next few years. MeadWestvaco's capital expenditures for 2002 are expected to be approximately $500 million. These expenditures will be used to support the company's current primary production capacity levels, address the requirements of consumer packaging facilities to satisfy anticipated customer needs, cover anticipated environmental capital expenditures and strengthen the company's technology platform.

Financing activities

In December 2001, MeadWestvaco negotiated a $500 million bank credit agreement that expires in December 2002 and a $500 million bank credit agreement that expires in December 2006. These new agreements became effective upon the merger. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company's option. There were no borrowing under these arrangements during the current quarter. These agreements support the company's commercial paper borrowings, which aggregated to $853 million and $750 million at March 31, 2002 and December 31, 2001, respectively. Of the total commercial paper borrowings at March 31, 2002, $745 million were classified as long-term debt due to the company's intention to pay off such borrowings with the proceeds of a long-term debt financing effected early in April 2002. The revolving credit agreements contained a financial covenant limiting the percentage of total debt to total capitalization to 55%. The percentage of debt to total capital for MeadWestvaco was 41% at March 31, 2002 and 46% at December 31, 2001. At March 31, 2002, MeadWestvaco had $206 million of notes payable and current maturities of long-term debt, compared to $167 million at December 31, 2001.

In connection with its future financing and capital structure requirements, on March 8, 2002, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $1 billion in debt securities. On April 2, 2002, the company issued $750 million of 6.85% ten-year notes covered by this registration statement, for the purpose of repayment of commercial paper.

At the time of closing of the merger all outstanding treasury stock held by Mead or Westvaco was retired.

Following the merger, (i) debt issued by Westvaco has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Mead, (ii) debt issued by Mead has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Westvaco and (iii) debt issued by MeadWestvaco will be guaranteed by either and/or both of Mead and Westvaco.

On both January 30, 2002 and April 23, 2002 the Board of Directors declared a dividend of $0.23 per share. MeadWestvaco had announced an annual dividend rate of $.92 per share.

Effect of inflation

The company believes inflation has not had a material effect on its net sales and revenues or on income from continuing operations; however, there can be no assurance that such items will not be affected by inflation in the future. The company's overall sales are not subject to significant seasonal variations.

Environmental and Legal matters

MeadWestvaco's operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco have made significant capital expenditures in the past to comply with environmental laws, rules and regulations. MeadWestvaco capital expenditures for environmental projects were $7 million during the first quarter of 2002. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it may incur approximately $40 million in expenditures for the remainder of the year ending December 31, 2002 and approximately $35 million in 2003.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. MeadWestvaco has taken major steps to comply with the Cluster Rules. MeadWestvaco expects to incur capital expenditures beyond the expenditures stated above of approximately $85 million over the next five years to comply with the Cluster Rules. Additional operating expenses will be incurred as capital installations required by the Cluster Rules are put into service.

The U. S. Environmental Protection Agency (the "EPA") has undertaken several initiatives to reduce ozone-causing pollutants from large utility and industrial sources in the Midwest, including a call for states to adopt more stringent emission controls on all or some of the sources within their boundaries (the "NOx SIP Call") and the promulgation of new federal emission standards that may be applied to specific identified sources in the affected states. Alabama, Michigan and Ohio are among the states affected by these EPA initiatives. MeadWestvaco has developed plans for compliance with the applicable federal programs and the Alabama, Michigan and Ohio programs, and does not expect any significant capital expenditures beyond the expenditures stated above will be necessary in the next three years. MeadWestvaco also expects capital expenditures in the range of $15-20 million will be required to install additional controls at MeadWestvaco facilities located in Kentucky, Maryland and Virginia by 2004. Estimated expenditures assume the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which MeadWestvaco has not independently confirmed.

MeadWestvaco has been notified by the EPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites currently operated or used by MeadWestvaco. Mead and Westvaco are also currently named as potentially responsible parties ("PRP"), or have received third party requests for contribution under federal, state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs associated with remediation of all these sites are not certain at this time, MeadWestvaco has established reserves of approximately $57 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, Mead's or Westvaco's relative contribution to the site, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures previously stated. MeadWestvaco believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based. Payments made relating to these sites were not material to liquidity during the year and are not expected to be material for the remainder of 2002.

MeadWestvaco is involved in various other legal proceedings and environmental actions, generally arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial position, liquidity or results of operations.

Special Items Including Restructuring and Business Improvement Actions

MeadWestvaco expects restructuring and other merger-related costs charged to earnings in 2002 to approximate $100 million, all of which relates to the former Westvaco operations, and of which about $54 million was taken in the first quarter. Of the total estimated $100 million in charges, about 70% or $70 million are expected to be noncash charges.

First Quarter 2002

During the quarter ended March 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $54 million, of which $29 million and $25 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

The following table and discussion presents additional detail to the charges.
In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other Merger Related Costs	Total
Paper	$11	$1	$1		$13
Corporate and other	18	13		$10	41
	$29	$14	$1	$10	$54
	==	==	=	==	==
Balance of related accruals remaining at March 31, 2002		$14			$14
		==			==

Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the Westvaco Luke, MD. Charges associated with the shutdown included $11 million to write down the assets using an assets-to-be-disposed-of model. Integration of the Mead and Westvaco paper groups resulted in $1 million of restructuring benefit costs covering approximately 30 former Westvaco employees. Although no employees had been separated as of March 31, 2002, the separations are expected to occur by the end of 2002. In addition, the company recognized related inventory writedowns of $1 million.

Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, forestry, purchasing and logistics and other functions resulted in current quarter charges that included $18 million of asset write-downs and $13 million of restructuring benefit costs covering about 390 employees which the company expects to be substantially completed within a year.

Other merger and related costs includes charges for integration-related consulting and costs associated with relocating certain Westvaco functions.

MeadWestvaco had previously announced plans to take actions resulting in annual synergies of $325 million by the end of two years. A number of actions were taken before the merger, including the closure of a paper mill in Tyrone, Pa., and restructuring actions in the Packaging segment. Since the merger, the company has announced the permanent shutdown of four paper machines and the reorganization of corporate departments and the coated paper operations. These and other integration actions are expected to result in employee reductions of approximately 3,000 positions, or about 10% of the total employee base, by the end of 2003. At the end of the first quarter, 1,700 positions had been eliminated. By year-end 2002, total work force reduction is expected to be 2,500.

Fiscal year 2001

During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $5 million of inventory writedowns included within cost of sales. The charges were primarily attributable to realignment of the consumer packaging operations and the shut down of a paper mill in Tyrone, PA. As of March 31, 2002 all of the actions related to these charges were complete and the balance of the accruals for employee and other costs at March 31, 2002 were substantially utilized.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The company does not anticipate any immediate financial statement impact with the adoption of this statement.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 supersedes APB Opinion No. 16, Business Combinations. The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The Mead merger and the Poly-Matrix acquisition have been accounted for under SFAS 141. SFAS 141 also requires that upon adoption of SFAS 142 the company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangibles assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the 40 year limitation on the amortization period of intangible assets that have finite lives.

Effective January 1, 2002, the company adopted the provisions of SFAS 142. The company will no longer record approximately $14 million of annual amortization charges relating to its existing goodwill.

SFAS 142 requires that goodwill and indefinite lived intangible assets be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the company's fiscal year. The goodwill impairment analysis has not yet been completed. The current estimate of the impairment charge related to goodwill as of January 1, 2002 is in the range of $250-350 million and the amount when determined will be recorded in the second quarter, effective as of January 1, 2002. The impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter 2002. The resulting impairment charge will be the same before and after taxes as the related goodwill cannot be deducted for tax purposes.

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of Mead and Westvaco to integrate successfully and achieve the anticipated benefits of the transaction; competitive pricing for each company's products; changes in raw materials; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; and currency movements. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company's reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes occurred during the quarter to information previously provided in the Company's Transition Report on Form 10-K for the period ended December 31, 2001.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to the first paragraph under "Item 3. Legal Proceedings" in MeadWestvaco's Annual Report on Form 10-K for the transition period ended December 31, 2001, regarding the legal challenge by environmental organizations to Cluster Rule regulations. On April 19, 2002, the U.S. Court of Appeals for the District of Columbia Circuit upheld EPA's Cluster Rules, denying the respective legal challenges of environmental organizations and industry, including MeadWestvaco. The consequence of the ruling is that EPA regulations promulgated in 1998 remain in effect and projected additional compliance costs sought in the proceeding by environmental organizations are not required.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of MeadWestvaco Corporation was held on April 23, 2002.
(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2004, with the following results:
	Shares	Shares
	Voted For	Withheld
Michael E. Campbell	176,332,450	6,253,957
Dr. Thomas W. Cole, Jr.	177,593,413	4,992,994
Duane E. Collins	176,361,358	6,225,049
Susan J. Kropf	177,592,648	4,993,759
J. Lawrence Wilson	177,665,713	4,920,694

Directors whose terms of office continue: John G. Breen, William E. Hoglund, James G. Kaiser, Richard B. Kelson, John A. Krol, Douglas S. Luke, John A. Luke, Jr., Robert C. McCormack, Lee J. Styslinger, Jr., Jerome F. Tatar and Jane L. Warner.

(c)	The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 175,335,600 shares in favor, 6,359,695 shares in opposition and 891,112 shares abstained.

(d)

The approval of the MeadWestvaco Corporation Compensation Plan for Non-Employee Directors was ratified by a vote of 172,506,726 shares in favor, 8,251,277 shares in opposition and 1,828,404 shares abstained.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits
(10)	Material Contracts:
(1)	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate.
(2)	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate.
(3)	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate.
(4)	Amendment to Change-in-Control Severance Agreement among Raymond W. Lane, The Mead Corporation and MW Holding Corporation (MeadWestvaco Corporation).
(5)	Ninth Amendment to The Mead Corporation Restricted Stock Plan.

(b) Reports on Form 8-K:
(1)	A Form 8-K was filed on January 22, 2002 under Item 5 and Item 7 regarding a press release announcing fourth quarter and full year earnings for 2001.

(2)

A Form 8-K was filed on January 29, 2002 under Item 5 and Item 7 regarding the special meeting held by Westvaco Corporation's stockholders to vote on the proposed merger of The Mead Corporation and Westvaco Corporation.

(3)	A Form 8-K was filed on January 30, 2002 reporting under Item 2 and Item 7 regarding the merger of equals.

(4)

A Form 8-K was filed on January 31, 2002 reporting under Item 5 and Item 7 regarding a press release announcing the declaration of a quarterly dividend, the election of corporate officers and the selection of PricewaterhouseCoopers LLP to serve as the Registrant's Independent Auditors.

(5)

A Form 8-K was filed on February 1, 2002 reporting under Item 5 and Item 7 regarding two of the Registrant's subsidiaries, The Mead Corporation and Westvaco Corporation entered into Supplemental Indentures with respect to their respective debt securities.

(6)	A Form 8-K was filed on February 6, 2002 reporting under Item 4 and Item 7 regarding a change in Registrant's certifying accountants.

(7)	Form 8-K/A was filed on February 6, 2002 reporting under Item 4 and Item 7 regarding a change in Registrant's certifying accountants.

(8)	A Form 8-K/A was filed on March 8, 2002 under Item 5 and Item 7 regarding the audited consolidated financial statements of The Mead Corporation.

(9)

A Form 8-K was filed on March 15, 2002 reporting under Item 5 and Item 7 regarding a press release announcing the financial results for Westvaco Corporation's two month transition period ended December 31, 2001. The company is changing its fiscal year to a calendar year end.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

May 15, 2002	/s/ Karen R. Osar
Karen R. Osar
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)