Form 10-Q/A
period 2002-03-31
MEADWESTVACO CORP
filed 2002-05-17
CIK 1159297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] AMENDMENT No. 2 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Sales
Three months ended March 31, 2002		Inter-		Operating	Segment
(In millions)	Trade	segment	Total	Profit	Assets
Packaging	$ 825	$ 1	$ 826	$ 13	$ 5,902
Paper	399	8	407	[12]	3,302
Consumer & office products	144		144	2	620
Specialty chemicals	73	4	77	13	285
Corporate and other	20	15	35	[122]	3,531
Total	1,461	28	1,489	[106]	13,640
Intersegment eliminations		[28]	[28]
Consolidated totals	$1,461	$ -	$1,461	$[106]	$13,640

	Sales
Three months ended March 31, 2001		Inter-		Operating
(In millions)	Trade	segment	Total	Profit
Packaging	$623	$ 1	$624	$ 47
Paper	266	4	270	4
Specialty chemicals	79	6	85	11
Corporate and other	14	4	18	[36]
Total	982	15	997	26
Intersegment eliminations		[15]	[15]
Consolidated totals	$982	$ -	$982	$ 26

8. Comprehensive Income [loss]

Comprehensive income [loss] reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income [loss] for the three months ended March 31, 2002 and 2001, were $[68] million and $2 million; respectively. The difference between net loss and comprehensive loss for the first quarter ended March 31, 2002 primarily relates to the change in foreign currency translation adjustment.

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