Form 10-Q
period 2002-06-30
MEADWESTVACO CORP
filed 2002-08-14
CIK 1159297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ✓ _NO

At July 31, 2002 the latest practicable date, there were 199,930,337 shares outstanding of Common Stock.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETURN TO INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]

In millions, except per share amounts
	Three Months Ended	Six Months Ended
	June 30	June 30
	2002	2001	2002	2001
Sales	$2,012	$990	$3,473	$1,972

Cost of sales	1,737	820	3,066	1,635
Selling, research and administrative expenses	224	93	411	189
Other expense [income], net	[16]	[7]	[33]	[14]
Interest expense	81	52	149	104
Income [loss] before taxes and cumulative effect of accounting change	[14]	32	[120]	58
Income taxes provision [benefit]	[6]	8	[49]	18
Income [loss] before cumulative effect of accounting change	[8]	24	[71]	40
Cumulative effect of accounting change [net of zero tax benefit]			[352]
Net income [loss]	$[8]	$ 24	$[423]	$40
	==	===	===	==

Income [loss] per share before cumulative effect of accounting change, basic and diluted	$[.04]	$ .24	$ [.39]	$ .40
Cumulative effect of accounting change			[1.91]
Net income [loss] per share, basic and diluted	$[.04]	$ .24	$ [2.30]	$ .40
	==	===	====	==
Shares used to compute net income [loss] per share:
Basic	199.8	101.5	184.1	101.2
Diluted	199.8	101.6	184.1	101.3

Cash dividends per share	$.23	$.22	$.46	$.44

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

       [Unaudited]              RETURN TO INDEX

Dollars in millions	June 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 96	$ 102
Cash restricted for repayment of debt	125
Receivables, net	986	396
Inventories	1,174	435
Other current assets	143	101
Current assets	2,524	1,034

Property, plant and equipment:
Land and land improvements	430	265
Buildings	1,252	848
Machinery and equipment	8,795	5,908
	10,477	7,021
Less accumulated depreciation	3,479	3,224
	6,998	3,797
Timberlands, net	1,106	264
Construction in progress	220	175
	8,324	4,236

Prepaid pension asset	928	800
Goodwill	715	561
Other assets	922	197
	$13,413	$6,828
	=====	====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 1,224	$ 559
Notes payable and current maturities of
long-term debt	527	167
Current liabilities	1,751	726

Long-term debt	4,503	2,697
Other long-term obligations	479	83
Deferred income taxes	1,789	1,007

Shareholders' equity:
Common stock, $0.01 par (2001-at stated value)
shares authorized: 600,000,000 (2001-300,000,000)
shares issued: 199,773,684 (2001-103,170,667)	2	816
Additional paid-in capital	3,903
Retained income	1,162	1,687
Accumulated other comprehensive income [loss]	[176]	[172]
Common stock in treasury, at cost,
shares held - zero in 2002 and 615,841 in 2001		[16]
	4,891	2,315
	$13,413	$6,828
	=======	=====

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

       [Unaudited]              RETURN TO INDEX

	Six Months Ended
Dollars in millions	June 30
	2002	2001
Cash flows from operating activities:
Net income [loss]	$[423]	$ 40
Adjustments to reconcile net income [loss] to net
Cash provided by operating activities:
Depreciation, depletion and amortization	335	171
Deferred income taxes	[35]	16
Gains on sales of assets	[28]	[8]
Pension credits	[63]	[71]
Asset writedowns	32	1
Cumulative effect of accounting change, net	352

Changes in working capital, excluding the effects of acquisitions and dispositions	[117]	[55]
Other, net	5	[7]
Net cash provided by operating activities	58	87

Cash flows from investing activities:
Additions to property, plant and equipment	[170]	[149]
Additions to equipment rented to others	[13]
Payments for acquired businesses, net of cash acquired	112	[56]
Proceeds from sales of assets	38	10
Other	[22]	1
Net cash [used in] investing activities	[55]	[194]

Cash flows from financing activities:
Proceeds from issuance of debt	869	318
Repayment of long-term debt	[231]	[42]
Notes payable, net	[437]	[230]
Cash restricted for repayment of debt	[125]
Proceeds from issuance of common stock	32
Treasury stock purchases		[1]
Dividends paid	[114]	[44]
Net cash [used in] provided by financing activities	[6]	1

Effect of exchange rate changes on cash	[3]	[9]

Decrease in cash and cash equivalents	[6]	[115]

Cash and cash equivalents:
At beginning of period	102	190
At end of period	$ 96	$ 75
	===	==

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the term "MeadWestvaco" refers to MeadWestvaco Corporation and its consolidated subsidiaries, including Mead and Westvaco, and the terms "Mead" and "Westvaco" refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The accompanying consolidated statement of operations for the six months ended June 30, 2002 includes approximately five months of Mead's results and six months of Westvaco's results. Note 2 provides summary unaudited pro forma information and details on the merger accounting.

Effective January 29, 2002, Westvaco changed its fiscal year end from October 31 to December 31. For comparative purposes Westvaco's fiscal quarter and six months ended April 30, 2001 have been recast on a calendar year basis to reflect the results for the second quarter and six months ended June 30, 2001.

In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the consolidated financial statements included in the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

Certain prior years amounts have been reclassified to conform with the current presentation.

2. MeadWestvaco Merger and Other Acquisition Activity

On January 29, 2002, Westvaco and Mead consummated a merger of equals to create a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the recent guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. The assets and liabilities of the acquired business are included in the consolidated balance sheet at June 30, 2002. Results of Mead's operations have been included in the consolidated statement of operations for approximately five months since the date of the merger. The purchase price for the acquisition, including

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

transaction costs, has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. During the second quarter, the company adjusted the purchase price allocation for the acquisition due to refinements of values of certain plant, property and equipment and certain liabilities with corresponding adjustments to goodwill and deferred income taxes. Further refinements may be made in the second half of 2002, as certain other matters are resolved. The stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the value of the merger of $3.1 billion. The preliminary purchase price allocation as of June 30, 2002 is as follows:

In millions

Current assets	$1,414
Property, plant and equipment	4,178
Goodwill	483
Intangible assets	222
Other	533
Total assets acquired	6,826

Accounts payable and accrued expenses	729
Total debt	1,820
Deferred taxes	809
Other	372
Total liabilities assumed	3,730
Net assets acquired	$3,096
=====

MeadWestvaco has established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions are recognized as a component of purchase accounting, resulting in an adjustment to goodwill. Accordingly, these costs do not impact current earnings and have not been allocated to segments. These integration actions include the following:

  the closure of three older, high-cost coated paper machines at the Chillicothe, OH, paper mill and the integration of the Mead and Westvaco paper groups. Closure of the machines took place during the second quarter of 2002. Costs associated with decommissioning the machines, inventory charges and employee termination benefits were accrued during the first quarter of 2002. Costs associated with these actions totaled $11 million. Approximately 380 people were affected and terminations started in the second quarter and are expected to be completed by the end of the year;
  the closure of a plant in Front Royal, VA and other actions taken in the Consumer and Office Products segment including the termination of approximately 190 employees. Costs associated with decisions made in the first six months of 2002 totaled $9 million, and separating about 80 former Mead corporate personnel employed in a variety of staff positions. The cost of those actions, most of which took place in the first quarter of 2002, is estimated at $26 million.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

MeadWestvaco Selected Unaudited Pro Forma Combined Financial Information

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma information for the six months ended June 30, 2002 and 2001 as if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. The 2002 information includes five months of actual data and one month of pro forma data. This selected unaudited pro forma combined financial information is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. Moreover, this information does not necessarily indicate what the future operating results of the company will be.

[Unaudited]	Six months ended June 30
in millions, except per share	2002	2001
Sales	$3,726	$4,068
Net (loss) income from continuing operations before cumulative effect of accounting change	[109]	19
Net (loss) income	$ [461]	$ 19

Net (loss) income from continuing operations per basic and diluted share before cumulative effect of accounting change	$[0.54]	$0.09
Net (loss) income basic and diluted share	$[2.31]	$0.09

The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization. Included in the results for the three and six months ended June 30, 2002 is a pretax charge of $34 and $88 million, respectively, for restructuring and other merger-related costs.

Other Acquisition Activity

During the quarter, the company acquired Kartoncraft Limited, a leading Irish producer of pharmaceutical packaging for approximately $14 million. The purchase price allocation is preliminary and will be finalized by the end of 2002. This business will be included in the company's packaging segment. Kartoncraft, located near Dublin, Ireland, employs approximately 80 people and also produces packaging for consumer electronic, beverage and food applications.

  Restructuring and other merger related expenses

Six months ended June 30, 2002

During the first half of 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $88 million, of which $43 million and $45 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other Merger Related Costs	Total
Packaging	$ 2	$ 3			$ 5
Paper	11	3	$1	$11	26
Corporate and other	19	18		20	57
	$32	$24	$1	$31	$88
	==	==	=	==	==
	Employee Costs	Other Costs	Total
Balance of related accruals at December 31, 2001	$ 4	$2	$ 6
Add: current charges	24		24
Less: payments	13	2	15
Balance of related accruals remaining at June 30, 2002	$15		$$15
	==	=	==

Three months ended June 30, 2002

During the three months ended June 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $34 million, of which $13 million and $21 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

The following table and discussion presents additional detail of the charges by business segment:
In millions	Asset Writedowns	Employee Costs	Other Merger Related Costs	Total
Packaging	$ 2	$ 3		$ 5
Paper		2	$11	13
Corporate and other	1	5	10	16
	$3	$10	$21	$34
	==	==	==	==

Packaging: During the second quarter the company took actions to streamline its packaging operations through the disposal of a packaging plant in Richmond, VA and through other cost reduction measures. These actions resulted in a $5 million pretax charge covering approximately 120 former Westvaco employees. This charge is primarily due to the write down of long-lived assets and employee restructuring benefit costs. As of June 30, 2002, 92 employees had been separated, the remaining separations are expected to occur by the end of 2002.

Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the Westvaco Luke, MD mill. Charges during the

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

first quarter associated with the shutdown included $11 million to write down the assets using an assets-to-be-disposed-of model. Integration of the Mead and Westvaco paper groups resulted in $3 million of restructuring benefit costs covering approximately 60 former Westvaco employees, of which $2 million was recorded in the second quarter of 2002. As of June 30, 2002, 28 employees had been separated. The remaining separations are expected to occur by the end of 2002. In addition, during the first quarter of 2002 the company recognized related inventory writedowns of $1 million.

Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics and other functions resulted in current year charges that included $19 million of asset write-downs and $18 million of employee restructuring benefit costs covering about 371 employees, which the company expects to be substantially completed within a year. Of these amounts, $1 million of asset write-downs and $5 million of employee restructuring benefit costs were recorded in the second quarter of 2002.

Other merger and related costs includes charges for integration-related consulting and costs associated with relocating certain Westvaco functions which are expensed as incurred.

Fiscal year 2001

During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $5 million of inventory writedowns included within cost of sales. The charges were primarily recorded in the fourth quarter and were primarily attributable to realignment of the consumer packaging operations and the shut down of a paper mill in Tyrone, PA. As of June 30, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs at June 30, 2002 were substantially utilized.

4. Goodwill and Other Intangible Assets:

Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 142. The company has determined its reporting units to be: (1) packaging, (2) paper, (3) consumer and office products and (4) specialty chemicals. In accordance with SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment upon adoption of the standard and annually thereafter. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. SFAS 142 requires that indefinite lived intangible assets be tested for impairment using a one-step process which consists of a comparison of the fair value to the carrying value of the intangible asset. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds its estimated fair value. The company recorded an impairment charge of $352 million resulting from the transitional impairment tests which was reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair value using a discounted cash flow methodology.

The impairment charge related to various consumer packaging businesses acquired during 2000 and 2001, before the onset of the current weak economic environment. The impairment charge reflects a more challenging economic and business environment than was expected when the businesses were acquired.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Market multiples for valuation purposes are also lower due to lower stock market values. The businesses acquired hold market-leading positions in:

  the U.S. and Europe in providing packaging for compact disks (CD's) and digital video disks (DVD's) for major entertainment companies;
  the U.S. for cosmetics packaging, in the U.S. and Europe for other high-value consumer packaging and;
  the U.S. for folding carton packaging for pharmaceutical and over the counter healthcare products.

Since the acquisitions were made, sales of CD's in Europe and in the U.S. have been flat to down, whereas growth trends above 5%, which prevailed prior to the acquisitions were expected. It is not known whether growth rates for CD's and CD packaging for recorded music will resume, but the company's market position has remained strong in Europe and in the U.S. Revenues and profit relative to sales of DVD's both for games and films have been equal to or greater than expectations at the time of the acquisitions. Sales and earnings in cosmetics packaging have been hurt by weaker than expected economic conditions since the acquisitions, as well as the lingering effects of the events of September 11, 2001. The company has maintained its strong position as a provider of packaging to many of the world's leading cosmetic companies and continues to create innovative packaging to meet the needs of these global companies. In pharmaceutical and healthcare packaging, results have been below expectations at the time of the acquisition. The major factors are (i) situations where United States Food and Drug Administration (FDA) approvals for certain customers were delayed; (ii) more competitive pricing for folding cartons and (iii) operating inefficiencies resulting in part from the introduction of new equipment. In 2001, the company put in place a new management team to improve operations in the pharmaceutical packaging business and began to successfully market a proprietary new product for use in pharmaceutical packaging. Results have improved and the company believes that the pharmaceutical packaging business will yield improved profitability over the long term based on:
  the growth trend in consumption of pharmaceutical products, the market-leading position it holds in the U.S.,
  the quality of its products and,
  the potential for continued innovation and value added products.

The company's strategy is to continue to develop innovative, compliant packaging to offset the effects of more competitive pricing for folding cartons.

Unless otherwise deemed necessary by changes in circumstances, the company will perform its annual impairment review during the fourth quarter of each year, commencing this year.

The changes in the carrying amount of goodwill for the six-months ended June 30, 2002 are as follows:

(In millions)	December 31 2001	Acquisitions & Adjustments(1)	Impairments(2)	June 30, 2002
Goodwill	$561	$506	$352	$715
	===	===	===	===

(1) Reflects the allocation of goodwill from the Mead merger ($483 million), reclassification of other intangible assets ($12 million) and an additional smaller acquisition ($11 million).

(2) Reflects the impairment charge at packaging businesses acquired in 2000 and 2001.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Due to the significance of the Westvaco and Mead merger, the allocation of goodwill to reporting units is still in process and is expected to be completed by the end of the year. The merger accounting has resulted in recording approximately $483 million of goodwill. Such goodwill was not subject to the impairment analysis performed as of January 1, 2002 because the transaction closed on January 29, 2002.

The following table summarizes and reconciles net income for the three and six months ended June 30, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to goodwill that is no longer amortized:

	Three months ended June 30		Six months ended June 30
In millions, except per share amounts	2002	2001	2002	2001
Reported net [loss] income before cumulative effect of accounting change	$[8]	$24	$ [71]	$40
Add back: goodwill amortization		4		8
Adjusted net [loss] income before cumulative effect of accounting change	$[8]	$28	$ [71]	$48
Cumulative effect of accounting change			[352]
Adjusted net income [loss]	$[8]	$28	$[423]	$48
	==	===	====	==
Basic and diluted earnings per share:
Reported net [loss] income before cumulative effect of accounting change	$[.04]	$ .24	$ [.39]	$.40
Add back: goodwill amortization		.04		.08
Adjusted net [loss] income before cumulative effect of accounting change	$[.04]	$ .28	$[.39]	$.48
Cumulative effect of accounting change			[1.91]
Adjusted net income [loss]	$[.04]	$ .28	$[2.30]	$.48
	===	===	=====	===

As of June 30, 2002, intangible assets were as follows:
In millions	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Trademarks and tradenames	$162	$5
Customer contracts and lists	125	6
Patents	40	3
Other	11	1
Total	$338	$15
	===	===

The company recorded amortization expense of $7 million and $12 million for the three and six months ended June 30, 2002, respectively, relating to amortizing intangible assets.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for the current year and each of the succeeding 5 years are as follows: 2002: $15 million; 2003: $28 million; 2004: $28 million; 2005: $27 million; 2006: $26 million; and 2007: $23 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

During the first six-months of 2002, the company acquired the following intangible assets as a part of the merger with Mead:

In millions	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Trademarks/names	$158	$4	17
Patents	19	1	7
Customer supply contracts	45	3	7
Total	$222	$8	15
	===	==

5. Current Assets
Cash equivalents of $8 million ($23 million at December 31, 2001) have maturities of three months or less and are valued at cost, which approximates market.

Inventories included in the consolidated balance sheet consist of the following:

	June 30	December 31
(In millions)	2002	2001
Raw materials	$ 176	$ 82
Production materials, stores and supplies	191	80
Finished and in process goods	807	273
Total	$1,174	$435
	====	===

Inventories are stated at the lower of cost or market with approximately 75% determined on a LIFO basis. Inventories at June 30, 2002 include inventories acquired in connection with the Mead merger, which were recorded at fair value at the date of the merger.

6. Other Assets
Included in other assets at June 30, 2002 are cash surrender values of life insurance of $190 million, identifiable intangibles of $323 million, investment in investees of $98 million, equipment rented to others of $57 million, an investment in convertible debentures of $53 million (including an embedded derivative), capitalized software of $87 million and other miscellaneous assets of $114 million.

Equipment rented to others and capitalized software are being amortized using the straight-line method over their estimated useful lives. The convertible debentures were received by Mead as part of the consideration for the sale of an equity investee in 1999. The debentures are classified as available-for-sale securities and are carried at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income [loss]. The fair value of the securities is based on an independent valuation. The securities are convertible to common shares of the issuer at any time, redeemable by the issuer beginning in November 2002 and mature in November 2006. In addition, the debentures included an embedded option which qualifies as a derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

7. Net Income Per Common Share
Basic earnings per share for all the periods presented have been calculated using the weighted average

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

shares outstanding. In computing diluted earnings per share, net incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the quarter and the six-months ended June 30, 2002, the weighted average number of shares outstanding was 200 million and 184 million, respectively. These averages reflect 101 million shares for January when Westvaco only results are reflected and approximately 200 million shares for periods following the merger. For the three months and six months ended June 30, 2001, options of 6.0 million and 6.0 million, respectively, for the exercise of common stock were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive.

The company's existing treasury shares were retired and cancelled in connection with the merger and, accordingly, did not participate in the merger exchange.

8. Segment Information

Commencing with the first quarter ended March 31, 2002, MeadWestvaco's principal business segments are (1) packaging, (2) paper, (3) consumer and office products, and (4) specialty chemicals.

The Packaging segment manufactures, markets and distributes bleached paperboard, coated natural kraft, containerboard and saturating kraft and packaging for consumer products markets. The Packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs and CDs. In addition, the packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment's products are manufactured at five domestic mills and two mills located in Brazil; paper, board and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in South and Latin America, Europe, Asia and the Pacific Rim. See Note 15 for additional discussion regarding the planned sale of the Stevenson AL, corrugated medium mill.

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

Corporate and other includes the company's forestry operations and income and expense items and other activities not directly associated with segment operations, including corporate support staff services and related assets and liabilities, including goodwill.

The segment profits are measured before goodwill write-downs, restructuring charges, net pension credits, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded generally at terms intended to approximate market prices.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Sales
Three months ended June 30, 2002		Inter-		Segment	Segment
(In millions)	Trade	segment	Total	Profit	Assets
Packaging	$ 1,058	$ 2	$1,060	$ 88	$ 5,176
Paper	526	9	535	[45]	3,196
Consumer & office products	312		312	43	745
Specialty chemicals	89	4	93	18	297
Corporate and other	27	36	63	[118]	3,999
Total	2,012	51	2,063	[14]	13,413
Intersegment eliminations		[51]	[51]
Consolidated totals	$2,012	$ -	$2,012	$[14]	$13,413
	=====	===	=====	===	======

	Sales
Three months ended June 30, 2001		Inter-		Segment
(In millions)	Trade	segment	Total	Profit
Packaging	$644	$ 1	$645	$ 51
Paper	158	7	165	8
Consumer & office products	88		88	4
Specialty chemicals	87	4	91	17
Corporate and other	13	7	20	[48]
Total	990	19	1,009	32
Intersegment eliminations		[19]	[19]
Consolidated totals	$990	$ -	$990	$ 32
	===	===	====	====
Sales
Six months ended June 30, 2002		Inter-		Segment
(In millions)	Trade	segment	Total	Profit
Packaging	$ 1,883	$ 3	$ 1,886	$ 101
Paper	925	17	942	[57]
Consumer & office products	456		456	45
Specialty chemicals	162	8	170	31
Corporate and other	47	51	98	[240]
Total	3,473	79	3,552	[120]
Intersegment eliminations		[79]	[79]
Consolidated totals	$ 3,473	$ -	$3,473	$[120]
	=====	===	=====	====

	Sales
Six months ended June 30, 2001		Inter-		Segment
(In millions)	Trade	segment	Total	Profit
Packaging	$1,267	$ 2	$1,269	$ 98
Paper	333	15	348	10
Consumer & office products	180		180	6
Specialty chemicals	165	10	175	28
Corporate and other	27	15	42	[84]
Total	1,972	42	2,014	58
Intersegment eliminations		[42]	[42]
Consolidated totals	$1,972	$ -	$1,972	$ 58
	=====	===	======	====

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

9. Comprehensive Income [loss]

Comprehensive income [loss] reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive earnings [loss] for the three months June 30, 2002 and 2001, were $[7] million and $10 million; respectively. Comprehensive earnings [loss] for the six months and ended June 30, 2002 and 2001, were $[427] million and $12 million; respectively. The difference between net loss and comprehensive loss for the three and six months ended June 30, 2002 primarily relates to the change in foreign currency translation adjustment.

10. Financial Instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered material by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments.

The convertible debentures recorded in Other Assets include an embedded option which has been bifurcated from the debenture and not designated as a hedge. The fair value of the derivative was $6.8 million at June 30, 2002.

Interest Rate Risk

The company utilized interest rate swap agreements to hedge some of the interest rate characteristics (risks) of a portion of its outstanding fixed rate debt. The company's goal is to create a prudent balance between fixed and floating rates. At June 30, 2002, MeadWestvaco had interest rate swaps with a total notional amount of $634.3 million designated as fair value hedges of certain fixed rate borrowings. This resulted in approximately 29% of MeadWestvaco's debt being subject to variable interest rates. The maturity dates on these swaps match the maturity dates of the underlying debt in 2004, 2007, 2009, 2027 and 2028. During the three and six months ended June 30, 2002, the amount recorded associated with the ineffectiveness of fair value hedges of interest rate risk was not material. The company also has an interest rate swap with a notional amount of $50 million and remaining life of four years, designated as a cash flow hedge. There was no ineffectiveness recorded for this hedge for the three and six months ended June 30, 2002. The fair value of the company's interest rate swap agreements at June 30, 2002 is a net asset of $13.8 million. In order to minimize counterparty credit risk, the company entered into interest rate swap contracts only with major financial institutions with strong credit ratings.

Commodities Price Risk

The company is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the markets in which the company's many suppliers operate. The company's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company currently uses a limited amount of derivative

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

financial instruments to manage its exposure to changes in certain commodity prices. For this purpose, the company has entered into swap transactions, which expire in 2002 and 2003. These contracts are designated as cash flow hedges of the forecasted purchases of old corrugated containers and forecasted sales of medium. There is no ineffectiveness associated with these contracts as the terms of the swap contracts and the items they are hedging, match. The fair values of these commodity contracts and the impact of the change in fair values were not material as of June 30, 2002.

Foreign Currency Risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with its international operations. The company utilizes forward contracts, which are short-term in duration, and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The forward contracts, which are not designated as hedging instruments under SFAS 133, are used to hedge the impact of the variability of exchange rates on the company's cash flows. The fair values of these foreign currency forward contracts were not material as of June 30, 2002.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

11. Debt

Long-term debt consists of the following at:

In millions	June 30, 2002	December 31, 2001
Notes:
6.84%, due 2037	$ 153
6.85%, due 2012	740
6.85%, due 2004	200	$200
7.10%, due 2009	206	203
7.35%, due 2017	152
7.55%, due 2047	154
8.40%, due 2007	200	200
Floating rate, due 2003	200	200
Debentures:
7 1/8%, due 2025	142
7.95%, due 2031	300	300
8 1/8%, due 2023	154
8.20%, due 2030	400	400
9.65%, due 2002		100
9 3/4%, due 2020	100	100
Sinking Fund Debentures:
7%, due 2004-2023	150	150
7 1/2%, due 2008-2027	150	150
7.65%, due 2008-2027	150	150
7.75%, due 2004-2023	150	150
8.30%, due 2003-2022	125	125
Pollution Control Revenue Bonds:
5.85-10 1/2%, due 2002-2018	63	63
Industrial Revenue Bonds:
7-7.67%, due 2002-2027	80	80
Floating rate, due 2002-2014	211	61
Medium-term Notes:
7.3% to 9.8% due 2002-2020	47
Economic Development Bonds:
8 3/4%, due 2002-2010	6	4
Capital lease obligations	292
Notes payable and other	403	153
	4,928	2,789

Less installments due within one year	[425]	[92]

Long-term debt	$4,503	$2,697
	====	====

The company has $102 million and $75 million of short-term notes payable in addition to the above amounts at June 30, 2002 and December 31, 2001, respectively. During the three months ended June 30, 2002, the company issued $125 million of industrial development revenue refunding bonds, the proceeds of which are

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

restricted and will be used to retire the refunded bonds during the third quarter. In connection with its future financing and capital structure requirements, on March 8, 2002, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $1 billion in debt securities. Subsequently, the company issued $750 million ($740 million, net of discount) in 6.85% Notes due 2012 in an underwritten public offering on April 2, 2002. As described in Note 12, the debt securities of MeadWestvaco are guaranteed on a full, unconditional and joint and several basis by both Mead and Westvaco.

The company has guaranteed obligations of certain affiliated operations and others totaling $26 million at June 30, 2002. In addition, the company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with a syndicate of banks, which matures in 2003. The loan, one-half of which has been guaranteed by the company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from Mead's 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees; however, the company does not expect to incur losses as a result of these guarantees.

12. Guarantor and Nonguarantor Financial Statements

Following the merger, (i) debt issued in the past by Westvaco has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Mead, (ii) debt issued in the past by Mead has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Westvaco and (iii) debt issued by MeadWestvaco since the merger has been unconditionally guaranteed on a joint and several basis by both of Mead and Westvaco.

The company's debt as of June 30, 2002 subject to the guarantees referred to above includes: 6.84% Notes due 2037, 6.85% Notes due 2012, 6.85% Notes due 2004, 7.10% Notes due 2009, 7.35% Notes due 2017, 7.55% Notes due 2047, 8.40% Notes due 2007, Floating Rate Notes due 2003, 7 1/8% Debentures due 2025, 7.95% Debentures due 2031, 8 1/8% Debentures due 2023, 8.20% Debentures due 2030, 9 3/4% Debentures due 2020, 7.00% Sinking Fund Debentures due 2004-2023, 7 1/2% Sinking Fund Debentures due 2008-2027, 7.65% Sinking Fund Debentures due 2008-2027, 7.75% Sinking Fund Debentures due 2004-2023 and 8.30% Sinking Fund Debentures due 2003-2022.

The following condensed consolidating financial information presents: condensed consolidating balance sheet as of June 30, 2002 and December 31, 2001 and the related statements of operations and cash flows for three and six months ended June 30, 2002 and 2001 of (a) MeadWestvaco, the Parent, (b) Westvaco, issuer of existing debt and guarantor of debt issued by MeadWestvaco and previously issued by Mead, (c) Mead, issuer of existing debt and guarantor of debt issued by MeadWestvaco and previously issued by Westvaco, (d) the nonguarantor subsidiaries, (e) elimination entries necessary to consolidate the company with nonguarantor subsidiaries and (f) the company on a consolidated basis.

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

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Consolidated statement of operations

Three months ended June 30, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales		$$747	$880	$767	$[382]	$2,012

Cost of sales		652	838	824	[577]	1,737
Selling, research and administrative expenses		83	86	55		224
Other expense [income], net		[17]	[12]	[190]	203	[16]
Interest expense	12	44	23	10	[8]	81
Income [loss] before taxes	[12]	[15]	[55]	68		[14]
Income taxes [benefit]	[4]	[7]	[20]	25		[6]

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[8]	[8]	[35]	43		[8]
Equity in earnings [loss] of subsidiaries		20	23		[43]

Net income [loss]	$[8]	$12	$[12]	$ 43	$ [43]	$ [8]
	===	===	===	==	===	===

Consolidated statement of operations

Three months ended June 30, 2001
In millions	Westvaco [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales	$804	$187	$ [1]	$990

Cost of sales	722	302	[204]	820
Selling, research and administrative expenses	62	31		93
Other expense [income], net	[4]	[207]	204	[7]
Interest expense	51	2	[1]	52
Income [loss] before taxes	[27]	59		32
Income taxes [benefit]	[11]	19		8

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[16]	40		24
Equity in earnings [loss] of subsidiaries	40		[40]
Net income [loss]	$ 24	$ 40	$ [40]	$ 24
	==	==	===	==

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Consolidated statement of operations

Six months ended June 30, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales		$$1,451	$1,337	$1,298	$[613]	$3,473

Cost of sales		1,295	1,300	1,449	[978]	3,066
Selling, research and administrative expenses		166	139	106		411
Other expense [income], net		[30]	[17]	[366]	380	[33]
Interest expense	14	90	42	18	[15]	149
Income [loss] before taxes	[14]	[70]	[127]	91		[120]
Income taxes [benefit]	[5]	[30]	[55]	41		[49]

Net income [loss] from continuing operations before equity in net earnings of subsidiaries and cumulative effect of accounting change, net	[9]	[40]	[72]	50		[71]
Equity in earnings [loss] of subsidiaries	[62]	18	32		12
Cumulative effect of accounting change, net	[352]	[352]			352	[352]
Net income [loss]	$[423]	$[374]	$[40]	$ 50	$364	$[423]
	===	===	===	==	==	===

Consolidated statement of operations

Six months ended June 30, 2001
In millions	Westvaco [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales	$1,612	$362	$ [2]	$1,972

Cost of sales	1,436	620	[421]	1,635
Selling, research and administrative expenses	130	59		189
Other expense [income], net	[7]	[427]	420	[14]
Interest expense	101	4	[1]	104
Income [loss] before taxes	[48]	106		58
Income taxes [benefit]	[17]	35		18

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[31]	71		40
Equity in earnings [loss] of subsidiaries	71		[71]
Net income [loss]	$ 40	$ 71	$ [71]	$ 40
	==	==	===	==

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Consolidated balance sheet

	At June 30, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

ASSETS
Cash and cash equivalents	$	$ [11]	$ 9	$ 98	$	$ 96
Cash restricted for repayment of debt			125			125
Receivables	4	323	397	262		986
Intercompany receivables		18	336	805	[1,159]
Inventories		261	533	385	[5]	1,174
Other current assets	1	83	11	48		143
Current assets	5	674	1,411	1,598	[1,164]	2,524

Property, plant and equipment		1,717	1,385	5,222		8,324

Prepaid pension asset		859	67	2		928
Goodwill		137	483	95		715
Other assets		119	519	320	[36]	922
Intercompany long-term receivables	779	12		2,204	[2,995]
Investment in subsidiaries	4,960	2,949	3,649		[11,558]
Total assets	$5,744	$6,467	$7,514	$9,441	$[15,753]	$13,413
	====	====	====	====	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 11	$ 399	$ 514	$ 300	$	$ 1,224
Intercompany payables		800	3	907	[1,710]
Notes payable and current maturities of long-term debt	102	203	160	62		527
Current liabilities	113	1,402	677	1,269	[1,710]	1,751

Long-term debt	740	2,320	983	460		4,503
Intercompany long-term debt		227	2,204	12	[2,443]
Other long-term obligations		77	358	44		479
Deferred income taxes		513	229	1,047		1,789
Shareholders' equity	4,891	1,928	3,063	6,609	[11,600]	4,891
Total liabilities and shareholders' equity	$5,744	$6,467	$7,514	$9,441	$[15,753]	$13,413
	====	====	====	====	=====	====

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

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

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Consolidated statement of cash flows

	Six months ended June 30, 2002
In millions	MeadWestvaco Parent	Westvaco [Issuer/Guarantor] [1] [2]	Mead [Issuer/Guarantor] [1] [2]	Non guarantor subsidiaries [2]	Eliminations	Consolidated total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]	$ [423]	$ [374]	$ [40]	$ 50	$364	$[423]
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in [income] loss of subsidiaries	414	[18]	[32]		[364]
Depreciation, depletion and amortization		73	74	188		335
Deferred income taxes		[12]	[42]	19		[35]
Gains on sales of assets		[29]		1		[28]
Pension credits		[70]	4	3		[63]
Asset writedowns		32				32
Cumulative effect of accounting change, net		352				352
Net changes in working capital	6	8	[116]	[15]		[117]
Other, net		11	[5]	[1]		5
Net cash provided by [used in] operating activities	[3]	[27]	[157]	245		58

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		[55]	[24]	[91]		[170]
Additions to equipment rented to others			[2]	[11]		[13]
Payments for acquired businesses, net of cash acquired		[46]	3	155		112
Proceeds from sales of assets		38				38
Other			[17]	[5]		[22]
Net cash [used in] provided by investing activities		[63]	[40]	48		[55]

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	740		126	3		869
Repayment of long-term debt		[100]	[101]	[30]		[231]
Notes payable, net	102	[75]	[455]	[9]		[437]
Cash restricted for repayment of debt			[125]			[125]
Proceeds from issuance of common stock	32					32
Dividends paid	[92]	[22]				[114]
Other, principally intercompany balances	[779]	240	761	[222]
Net cash provided by [used in] activities	3	43	206	[258]		[6]

Effect of exchange rate changes on cash				[3]		[3]

Increase [decrease] in cash and cash equivalents		[47]	9	32		[6]

Cash and cash equivalents:
At beginning of period		36		66		102
At end of period	$	$ [11]	$ 9	$ 98	$	$ 96
	==	===	==	===	==	==

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

Consolidated statement of cash flows

	Six months ended June 30, 2001
In millions	Westvaco [Issuer/Guarantor] [1] [2]	Non guarantor subsidiaries [2]	Eliminations	Consolidated total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]	$40	$71	$[71]	$40

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in [income] loss of subsidiaries	[71]		71
Depreciation depletion and amortization	83	88		171
Deferred income taxes	29	[13]		16
Gains on sales asset	[8]			[8]
Pension credit	[73]	2		[71]
Asset writedowns	1			1
Net changes in working capital:	[78]	23		[55]
Other, net	[7]			[7]
Net cash provided by [used in] operating activities	[84]	171		87

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	[95]	[54]		[149]
Payments for acquisitions, net of cash acquired	[17]	[39]		[56]
Proceeds from sales of assets	9	1		10
Other		1		1
Net cash used in investing activities	[103]	[91]		[194]

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	300	18		318
Repayment of long-term debt	[25]	[17]		[42]
Notes payable, net	[230]			[230]
Treasury stock purchases	[1]			[1]
Dividends paid	[44]			[44]
Other, principally intercompany balances	110	[110]
Net cash provided by [used in] financing activities	110	[109]		1

Effect of exchange rate changes on cash	[1]	[8]		[9]

Decrease in cash and cash equivalents	[78]	[37]		[115]

Cash and cash equivalents:
At beginning of period	89	101		190
At end of period	$11	$64		$$75
	==	==	==	===
  Westvaco and Mead are the issuer of previously issued debt securities and guarantors of debt issued by MeadWestvaco, the Parent.
  Certain intercompany transactions for contract manufacturing between MeadWestvaco, Westvaco and Mead and the non-guarantor subsidiaries are non-cash transactions; therefore, the effects of such are not reflected in the statements of cash flows.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

13. Environmental and legal matters
The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $48 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The accrual for CERCLA and similar state law liabilities does not include amounts separately reserved for company-owned landfill closures.

The company is involved in legal proceedings regarding customs duties that may result in payments by the company ranging from an insignificant amount to as much as $15 million; however, no liability has been recorded relating to this matter because an obligation is not viewed as probable.

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

14. Recently Issued Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently assessing the impact that SFAS 143 will have on the financial statements of the company, however management believes its effect will not be material.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS 146 could affect the timing of recognition of costs associated with future exit or disposal activities.

15. Subsequent Events:

On July 24, 2002, the company announced the planned sale of its packaging segment's Stevenson, AL., corrugating medium mill and related assets, including seven container plants and 82,000 acres of timberlands, to Jefferson Smurfit Corporation (U.S.). Completion of the transaction, which is subject to regulatory approval, is expected by the end of 2002. In accordance with SFAS 144, this component of the packaging business will be classified as held for sale and depreciation will no longer be recognized and its results will be reported in discontinued operations. The company expects to report a pretax loss in the range of $25 million to $50 million, based on the expected proceeds of the sale of $375. The book value of these assets was established as part of the purchase price allocation process related to the MeadWestvaco merger. Sales from this business included in the packaging segment for the three and six months ended June 30, 2002 were $93 million and $147 million, respectively. Loss from this business included

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited] RETURN TO INDEX

in the packaging segment for the three and six months ended June 30, 2002 were $5 million and $16 million, respectively.

On July 30, 2002, the company announced its plans to close its Consumer & Office Products segment's envelope plant located in Worcester, MA during the third quarter and transfer product manufacturing to other company facilities. Closing the Worcester envelope plant will result in a pretax charge of up to approximately $11 million during the third quarter. This charge is associated with employee restructuring benefit payments, asset write-downs and other closure-related expenses.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RETURN TO INDEX

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

On July 24, 2002, the company announced an agreement to sell its packaging segment's Stevenson, Alabama corrugating medium mill and related assets, including seven container plants and 82,000 acres of timberlands, to Jefferson Smurfit Corporation (U.S.). Completion of the transaction, which is subject to regulatory approval, is expected by the end of 2002. In accordance with of Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, this component of the packaging business will be classified as held for sale and depreciation will no longer be recognized and its results will be reported in discontinued operations. The company expects to report a pretax loss in the range of $25 million to $50 million, based on the expected proceeds of the sale of $375 million. The book value was established as part of the purchase price allocation process related to the MeadWestvaco merger.

On July 30, 2002, the company announced its plans to close its Consumer & Office Products segment's envelope plant located in Worcester, MA during the third quarter and transfer product manufacturing to other company facilities as part of on-going cost reduction efforts. Closing the Worcester envelope plant will result in a pretax charge of approximately $11 million during the third quarter. This charge is associated with employee restructuring benefit payments, asset write-downs and other closure-related expenses.

The company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets effective January 1, 2002. At the end of the second quarter, the company recorded an impairment charge of $352 million, which was reflected as the cumulative effect of a change in accounting principle, effective as of the beginning of 2002. The impairment charge relates to various consumer packaging businesses acquired in 2000 and 2001. (See Note 4 to the consolidated financial statements).

Results of Operations

The second quarter of 2002 was the first full quarter of operations for MeadWestvaco. The merger of The Mead Corporation and Westvaco Corporation to form MeadWestvaco Corporation was completed on January 29, 2002. As a consequence of the fact that the merger was accounted for as an acquisition of Mead by Westvaco, prior year information in the financial statements and in the business segment discussion that follows represents the results of Westvaco only. As a consequence of the timing of the merger, the first quarter of 2002 for MeadWestvaco includes two months of operating results of Mead and three months of operating results of Westvaco. The first half of 2002 includes five months of operations of Mead and six months of operating results of Westvaco.

Second quarter and first half results for MeadWestvaco reflected a challenging economic and business environment. Weak market conditions, which began in the second half of 2001, continued in the first half of 2002 and led to lower selling prices and lower shipments of printing paper and paperboard used for packaging compared to the prior year. In the second quarter, markets for some grades of paperboard for packaging reflected seasonally stronger demand and replenishment of customer inventories compared to the first quarter of 2002. Markets for coated printing paper remained weak, shipment volumes did not show seasonal improvement from the first quarter of 2002 and selling prices declined modestly from the first quarter of 2002 and remained below the prior year levels. For a number of the company's businesses, including consumer packaging, the Brazilian packaging operations, Consumer & Office Products and Specialty Chemicals, operating results were at or above levels of the prior year. Second quarter results also included pension income, a gain on the sale of timberland and restructuring and merger-related costs.

Sales for the second quarter of 2002 were $2,012 million compared to $990 million in the second quarter of 2001. For the first six months, sales were $3,473 million compared to $1,972 million in the first half of 2001. The increase in sales in the quarter and the first six months was due to the merger. Viewing the companies on a combined basis, sales in the second quarter were approximately 6% below the level of sales for the combined companies in 2001. First half 2002 sales were approximately 8% below the level of prior year for the combined companies.

Gross profit margin for the second quarter and first six months was 14% and 12%, compared to 17% and 17% in the same periods of the prior year. The decline in gross profit margin in both periods of 2002 was a result of lower selling prices in 2002 for coated paper and for many grades of paperboard packaging, higher costs for market-related downtime and restructuring and merger-related costs.

Net loss from operations in the second quarter was $8 million or $.04 per share (basic and diluted) compared to net income of $24 million or $.24 per share for the same period in 2001. For the first six months of 2002, net loss was $423 million or $2.30 per share compared to net income of $40 million or $.40 per share in 2001. The net loss in the second quarter and the first six months of 2002 was due to the effect of weaker markets for paper and paperboard and restructuring and merger-related costs. For the second quarter and the first six months of 2002, restructuring and merger-related costs reduced earnings by $.10 per share and $.30 per share, respectively. The net loss in the first six months included a goodwill impairment charge of $352 million or $1.91 per share related to the required new accounting pursuant to the adoption of FAS 142, which was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002 (See Note 4 to the consolidated financial statements).

Packaging segment	Three Months ended		Six Months ended
	June 30		June 30
(in millions)	2002	2001	2002	2001
Sales	$1,060	$645	$1,886	$1,269
Segment profit*	88	51	101	98

* The segments are measured on operating profits before goodwill, restructuring charges, net pension credits, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes.

The packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard, saturating kraft, and corrugating medium, packaging for consumer products and packaging equipment installed directly in the facilities of many of the company's customers in the beverage and dairy markets.

Sales for the Packaging segment were $1,060 million in the second quarter and $1,886 million the first six months of 2002, compared to $645 million and $1,269 million in same periods in 2001. Segment profit was $88 million in the second quarter and $101 million in the first six months of 2002. Because of merger accounting, the financial results in 2001 (as shown in the table above) are for Westvaco operations only. The increase in sales and segment profit in the second quarter and the first half of 2002 compared to prior year was a result of the merger. For the combined packaging businesses of Mead and Westvaco, segment profit was slightly lower in the second quarter and first half of 2002 compared to the same periods in 2001, reflecting lower year over year selling prices for most paperboard grades and higher depreciation and amortization expense due to the effects of merger accounting.

In the second quarter of 2002, sales improved over the first quarter level as a result of seasonally higher shipment levels of paperboard, improved sales mix and the normal seasonal strengthening of the beverage packaging systems business. Shipment volume increased in the second quarter for bleached paperboard, linerboard, corrugating medium and coated natural kraft. The improvement reflected the restocking of customer inventories and a seasonal upturn in a number of end markets. During the quarter, the company announced price increases in paperboard grades, which are expected to take effect in the third quarter. Prices for most grades of paperboard in the second quarter were below the level of the second quarter of 2001, and were slightly lower than the level of first quarter of 2002.

In the company's converted packaging operations, results in the international packaging systems business, which includes packaging for the beverage and dairy markets, improved modestly over the prior year and seasonally over the first quarter of 2002. The company's consumer packaging operations in North America and Europe hold leading positions in packaging for DVDs and CDs, cosmetics, pharmaceuticals and other consumer products. The operating results of these consumer packaging businesses improved over the prior year. The improvement was a result of strong sales of DVDs for movies and games, offsetting softness in markets for music CDs. Sales also increased in the second quarter in pharmaceutical markets for which the company has developed proprietary packaging. Results for the segment also benefited from reduced operating expenses in the company's converting operations. The company's Brazilian subsidiary, Rigesa, which produces containerboard packaging, had operating results similar to the prior year due to seasonally strong demand and operating efficiencies. During the quarter, the company acquired Kartoncraft Limited, a leading Irish producer of pharmaceutical packaging. Kartoncraft, located near Dublin, Ireland, employs about 80 people and also produces packaging for consumer electronic, beverage and food applications.

Paper segment	Three Months ended		Six Months ended
	June 30		June 30
(in millions)	2002	2001	2002	2001
Sales	$535	$165	$942	$348
Segment profit [loss]	[45]	8	[57]	10

The Paper segment produces coated printing papers, carbonless copy papers and industrial specialty papers. Sales in the Paper segment were $535 million in the second quarter of 2002 and $942 million in the first six months of the year. The segment had a loss of $45 million in the second quarter and $57 million in the first six months of 2002. Because of merger accounting, financial results in 2001 (as shown in the table above) are for Westvaco operations only. The increase in sales in the second quarter and the first half of 2002 compared to prior year was a result of the merger. The segment loss in the second quarter and the first six months reflected very weak market conditions across a much larger combined coated paper business.

Viewing the companies on a combined basis, the major factor leading to a loss in the paper segment in the second quarter of 2002 was the effect of weaker market conditions. Selling prices across the paper segment declined from the second quarter of 2001,with coated and carbonless paper prices each declining 5%. Lower prices across all grades reduced second quarter segment results by $33 million compared to the second quarter last year. Shipment volumes declined 14%. Lower volumes and a weaker product mix reduced operating results approximately $21 million compared to prior year. Expenses for scheduled maintenance for the combined companies were $21 million higher than in the second quarter of 2001 due to the timing of expense recognition. Depreciation and amortization expense due to the effects of merger accounting was approximately $9 million higher than for the combined companies last year. These declines were offset in part by savings that resulted from actions taken in the first and second quarters to consolidate the coated paper operations.

In the second quarter, the segment loss in the paper segment increased from the level of the first quarter. A major factor was a higher level of scheduled maintenance affected by the timing of expense recognition for the Mead mills. Maintenance expense was approximately $30 million higher than in the first quarter of 2002. Other factors affecting segment results included lower selling prices, weak product mix, higher depreciation expenses resulting from the effects of merger accounting and costs associated with actions taken in the quarter to consolidate the coated paper business of Mead and Westvaco and initial benefits from merger related actions to reduce costs.

During the quarter, the company completed the permanent shut down of four older, less efficient paper machines and related equipment, the development of an integrated coated paper management organization and consolidation of the coated paper product line and marketing and distribution programs. These and other actions taken in the second quarter are expected to lead to improved cost efficiencies in the company's coated paper business.

In carbonless paper operations, prices declined 5% from the prior year and shipment volume declined 9% from prior year, reflecting generally weak business conditions and the gradual market decline for carbonless papers. Operating costs per ton declined from the level of the prior year, although production efficiency remained below target levels.

In industrial specialty papers, sales declined slightly from the prior year, reflecting weaker conditions in décor markets and increased competition in markets for wear resistant overlay papers. Operating results improved slightly as a result of improved product mix and lower operating costs. For the first six months, sales and operating results were below the same period in the prior year.

Consumer and Office Products segment	Three Months ended		Six Months ended
	June 30		June 30
(in millions)	2002	2001	2002	2001
Sales	$312	$88	$456	$180
Segment profit	43	4	45	6

The Consumer & Office Products segment manufactures and distributes school and office products, envelopes and time-management products to retailers and commercial distributors in North America. Segment sales in the second quarter of 2002 were $312 million and $456 million in the first six months of the year. Segment earnings were $43 million in the second quarter and $45 million in the first six months of 2002. Because of merger accounting, financial results in 2001 are for Westvaco operations only. Consumer & Office Products was a Mead business in 2001. Beginning in 2002, the Westvaco envelope business is being managed within the Consumer & Office Products segment because of similarities in converting and distribution. Sales and operating results of the envelope business are included in the segment's results for both 2001 and 2002.

Sales and segment profit in the second quarter of 2002 reflected seasonal improvement from the first quarter of 2002 as school products are shipped to retailers for the back-to-school selling season. Segment earnings reflected the benefit of ongoing cost control and restructuring actions taken over the last year. Results for the second quarter and the first six months showed solid performance of the company's brands in all major market segments, including school, time-management and envelopes, despite challenging market conditions and continued competition from lower-price imported products.

Compared to the prior year, sales of the company's Consumer & Office products business were slightly lower than the second quarter and first six months of 2001 due to import competition and weaker market conditions. Earnings were at a similar level to prior year as a result of lower operating costs.

During the second quarter the company announced plans to close a converting facility located in Front Royal, VA, as part of on-going efforts to reduce operating costs. The company expects to close the facility in mid-August 2002 and transfer production and some equipment to other company plants.

Specialty Chemicals segment	Three Months ended		Six Months ended
	June 30		June 30
(in millions)	2002	2001	2002	2001
Sales	$93	$91	$170	$175
Segment profit	18	17	31	28

The Specialty Chemicals segment manufactures products including activated carbon products used in emission control systems for automobiles and trucks, printing ink resins and emulsifiers for use in asphalt paving and other products.

Sales in the Specialty Chemicals segment were $93 million in the second quarter, increasing from $91 million in the second quarter of 2001. Sales in the first six months of 2002 were $170 million, declining slightly from $175 from the same period in 2001 as a result of weaker market conditions, primarily in the first quarter of 2002. Segment profit increased in the second quarter and in the first half of 2002 compared to the same periods in the prior year due to higher sales of asphalt emulsifiers and activated carbon products and operating efficiencies including lower fuel costs.

Other items

Other expense [income], net - increased in the second quarter to $[16] million from $[7] million and in the first six months of 2002 to $[33] million from $[14] million, in the same prior year period. This increase was due primarily to increased gains on land sales and the merger with Mead. The gain on timberland sales in the first six months of 2002 was $29 million, compared to $8 million for Westvaco in 2001.

Selling, research and administrative expenses increased compared to the second quarter of 2001 due to the merger with Mead and restructuring and merger-related charges of $21 million recorded in the quarter. On a combined company basis, the increase was about 2% compared to prior year. Interest expense increased for the six months ended June 30, 2002 compared to the same period in 2001, due to the addition of Mead's outstanding debt offset somewhat by lower interest rates. On a combined company basis, interest expense was unchanged from the prior year. The effective tax rate of 41% represents a tax benefit on a pretax loss for the six months ended June 30, 2002.

Outlook

In the Packaging segment, the company announced price increases effective in the third quarter in bleached paperboard, linerboard, corrugating medium and coated natural kraft. The company expects to begin realizing a portion of these increases in the third quarter. Realization of the announced price increases is dependent on continued strong market demand beyond the seasonal improvement and customer restocking which was evident in the second quarter. The company announced that it has reached an agreement to sell the assets of its Containerboard division, including its Stevenson, AL mill, seven container plants and 82,000 acres of related woodlands. The company expects to complete the sale in the second half of 2002. The company expects to report a pretax loss in the range of $25 million to $50 million. Proceeds from the sale of $375 million will be used to reduce debt. The company expects this transaction to be accretive to earnings in the current market and in mid-cycle market conditions.

In the Paper segment, the company continues to see challenging conditions in the coated paper markets and expects to take market-related downtime of 15,000 tons during the quarter at an estimated cost of $4 million pretax. Selling prices for coated paper continued to decline throughout the second quarter. Average selling prices for coated paper in the third quarter are expected to be lower than in the second quarter.

In the Consumer & Office Products segment, the company expects to complete the previously announced closure of its Front Royal, VA and Worcester, MA converting facilities in the second half of 2002.

The company expects to report in 2002 restructuring and merger-related costs in the range of $110 to $120 million of which $45 million is expected to have a cash effect. As a result of integration efforts following the merger, the company achieved $44 million in on-going savings (synergies) in the second quarter and a total of $58 million in the first half of 2002, and it expects to achieve at least $140 million during 2002. The previous estimated for 2002 was $90 million. As a result of integration efforts, the company expects total workforce reductions since the merger to reach 2,500 by year end 2002.

Pension income was $32 million in the second quarter and is expected to be about $125 million before tax for the full year 2002.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to "Forward-looking statements" section, later in this document.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

At June 30, 2002 and December 31, 2001 the ratio of current assets to current liabilities was 1.4. Cash flows provided by operations totaled $58 million for the six months ended June 30, 2002, compared to $87 million for the same period in 2001.

Investment activities

Capital spending totaled $170 million for the six months ended June 30, 2002, compared to $149 million for Westvaco only for the same period in 2001. As part of its program to improve return on investment, MeadWestvaco plans to continue to hold annual capital spending below depreciation and amortization levels over the next few years. MeadWestvaco's capital expenditures for 2002 are expected to be in the range of $450 to $500 million. These expenditures will be used to support the company's current primary production capacity levels, address the requirements of consumer packaging facilities to satisfy anticipated customer needs, cover anticipated environmental capital expenditures and strengthen the company's technology platform.

Financing activities

In December 2001, MeadWestvaco negotiated a $500 million bank credit agreement that expires in December 2006 and a $500 million bank credit agreement that expires in December 2002, which the company expects to renew for a maturity of 2003. These new agreements totaling $1 billion became effective upon the merger. The $1 billion of credit facilities was unused except for $102 million which was allocated to backstop commercial paper borrowings. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company's option. There were commercial paper borrowings of $102 million and $75 million at June 30, 2002 and December 31, 2001, respectively. The $1 billion revolving credit agreements contain a financial covenant limiting the percentage of total debt to total capitalization to 55%. The percentage of debt to total capital for MeadWestvaco was 43% at June 30, 2002 and 46% at December 31, 2001. At June 30, 2002, MeadWestvaco had $527 million of notes payable and current maturities of long-term debt, compared to $167 million at December 31, 2001.

On March 8, 2002, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $1 billion in debt securities. On April 2, 2002, the company issued $750 million of 6.85% ten-year notes covered by this registration statement, for the purpose of repayment of commercial paper. It is the company's policy to finance the major portion of its long-term borrowing needs with notes payable and bonds with longer maturities rather than relying on short-tem debt. During the quarter, the company issued $125 million of industrial development revenue refunding bonds, the proceeds of which are restricted and will be used to retire the refunded bonds during the third quarter.

Following the merger, (i) debt issued by Westvaco has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Mead, (ii) debt issued by Mead has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Westvaco and (iii) debt issued by MeadWestvaco since the merger is guaranteed by both of Mead and Westvaco. At the time of closing of the merger all outstanding treasury stock held by Mead or Westvaco was retired.

On January 30, April 23 and June 25, 2002 the Board of Directors declared a dividend of $0.23 per share. MeadWestvaco had announced an annual dividend rate of $.92 per share.

Effect of inflation

The company believes inflation has not had a material effect on its net sales and revenues or on income from continuing operations; however, there can be no assurance that such items will not be affected by inflation in the future.

Environmental and Legal matters

MeadWestvaco's operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco have made significant capital expenditures in the past to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $55 million in capital expenditures in 2002, of which approximately 30% was spent in the first half of the year. The company estimates that approximately $50 million will be spent on environmental projects in 2003.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. MeadWestvaco has taken major steps to comply with the Cluster Rules. MeadWestvaco expects to incur capital expenditures beyond the expenditures stated above of approximately $63 million to comply with the Cluster Rules by 2006. Additional operating expenses will be incurred as capital installations required by the Cluster Rules are put into service.

The U. S. Environmental Protection Agency (the "EPA") has undertaken several initiatives to reduce ozone-causing pollutants from large utility and industrial sources in the Midwest, including a call for states to adopt more stringent emission controls on all or some of the sources within their boundaries (the "NOx SIP Call") and the promulgation of new federal emission standards that may be applied to specific identified sources in the affected states. Alabama, Michigan and Ohio are among the states affected by these EPA initiatives. MeadWestvaco has developed plans for compliance with the applicable federal programs and the Alabama, Michigan and Ohio programs, and does not expect any significant capital expenditures beyond the expenditures stated above will be necessary in the next three years. Included in the above estimates for the remainder of 2002 and 2003 are capital expenditures of about $10 million the company expects will be required to install additional controls at facilities located in Kentucky, Maryland and Virginia by 2004. Estimated expenditures assume the technology identified by the EPA is capable of achieving the NOx reductions projected by the EPA, which MeadWestvaco has not independently confirmed.

MeadWestvaco has been notified by the EPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites currently operated or used by MeadWestvaco. Mead and Westvaco are also currently named as potentially responsible parties ("PRP"), or have received third party requests for contribution under federal, state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs associated with remediation of all these sites are not certain at this time, MeadWestvaco has established reserves of approximately $48 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, Mead's or Westvaco's relative contribution to the site, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures previously stated. MeadWestvaco believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based. Payments made relating to these sites were not material to liquidity during the year and are not expected to be material for the remainder of 2002. The accrual for CERCLA and similar state law liabilities does not include amounts separately reserved for company-owned landfill closures.

As with numerous other large industrial companies, MeadWestvaco has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through settlement, or through dismissal without any payment to the plaintiff. To date, the costs resulting from the litigation, including settlement costs, have not been significant. Consistent with certain national trends in asbestos litigation, the volume of cases naming the company has increased in recent months. Should the number of such lawsuits grow substantially, it is possible that the company could incur significant costs in future years resolving these claims. The company believes, however, that it has insurance to address such claims. Although the outcome of this type of litigation is subject to many uncertainties, the company does not believe that such claims will have a material adverse effect on its consolidated financial position, liquidity or results of operations.

The company is involved in legal proceedings regarding customs duties that may result in payments by the company ranging from an insignificant amount to as much as $15 million; however, no liability has been recorded relating to this matter because an obligation is not viewed as probable.

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

Special Items Including Restructuring and Business Improvement Actions

MeadWestvaco expects restructuring and other merger-related costs charged to earnings in 2002 to approximate $110 to $120 million, all of which, due to purchase accounting guidelines, relates to the former Westvaco operations, and of which about $88 million was taken in the first half of 2002. Of the total estimated $110 to $120 million in charges, about $45 million is expected to have a cash effect.

Six months ended June 30, 2002

During the first half of 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $88 million, of which $43 million and $45 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other Merger Related Costs	Total
Packaging	$ 2	$ 3			$ 5
Paper	11	3	$1	$11	26
Corporate and other	19	18		20	57
	$32	$24	$1	$31	$88
	==	==	=	==	==
	Employee Costs	Other Costs	Total
Balance of related accruals at December 31, 2001	$ 4	$2	$ 6
Add: current charges	24		24
Less: payments	13	2	15
Balance of related accruals remaining at June 30, 2002	$15		$$15
	==	=	==

Three months ended June 30, 2002

During the three months ended June 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $34 million, of which $13 million and $21 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

The following table and discussion presents additional detail of the charges by business segment:
In millions	Asset Writedowns	Employee Costs	Other Merger Related Costs	Total
Packaging	$ 2	$ 3		$ 5
Paper		2	$11	13
Corporate and other	1	5	10	16
	$3	$10	$21	$34
	==	==	==	==

Packaging: During the second quarter the company took actions to streamline its packaging operations through the disposal of a packaging plant in Richmond, VA and through other cost reduction measures. These actions resulted in a $5 million pretax charge covering approximately 120 former Westvaco employees. This charge is primarily due to the write down of long-lived assets and employee restructuring benefit costs. As of June 30, 2002, 92 employees had been separated; the remaining separations are expected to occur by the end of 2002.

Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the Westvaco Luke, MD mill. Charges during the first quarter of 2002 associated with the shutdown included $11 million to write down the assets using an assets-to-be-disposed-of model. Integration of the Mead and Westvaco paper groups resulted in $3 million of restructuring benefit costs covering approximately 60 former Westvaco employees, of which $2 million was recorded in the second quarter of 2002. As of June 30, 2002, 28 employees had been separated. The remaining separations are expected to occur by the end of 2002. In addition, during the first quarter of 2002 the company recognized related inventory writedowns of $1 million.

Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics and other functions resulted in current year charges that included $19 million of asset write-downs and $18 million of employee restructuring benefit costs covering about 371 employees, which the company expects to be substantially completed within a year. Of these amounts, $1 million of asset write-downs and $5 million of employee restructuring benefit costs were recorded in the second quarter of 2002.

Other merger and related costs includes charges for integration-related consulting and costs associated with relocating certain Westvaco functions.

MeadWestvaco had previously announced plans to take actions resulting in annual synergies of $325 million by the end of two years. A number of actions were taken before the merger, including the closure of a paper mill in Tyrone, PA, and restructuring actions in the Packaging segment. Since the merger, the company has announced the permanent shutdown of four paper machines and the reorganization of corporate departments and the coated paper operations. As a result of integration efforts following the merger, the company achieved $44 million in on-going savings (synergies) in the second quarter and a total of $58 million in the first half of 2002, and it expects to achieve at least $140 million in on-going savings by year end 2002, (which had been previously estimated at $90 million), and achieve the at least $325 million by the end of 2003. These and other integration actions are expected to result in employee reductions of approximately 3,000 positions, or about 10% of the total employee base, by the end of 2003. At the end of the second quarter, 2,000 positions had been eliminated. By year end 2002, total work force reduction is expected to be 2,500 since the merger.

Fiscal year 2001

During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $5 million of inventory writedowns included within cost of sales. The charges were primarily recorded in the fourth quarter and were primarily attributable to realignment of the consumer packaging operations and the shut down of a paper mill in Tyrone, PA. As of June 30, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs at June 30, 2002 were substantially utilized.

Critical Accounting Policies

The company's principal accounting policies are described in Note 1 of Notes to Financial Statements filed with the Form 10-K for the Transition Period ended December 31, 2001. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. The company's management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed the company's disclosure.

Environmental liabilities:  The company records accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties and actual costs could be materially greater or less than the estimated amounts.

Restructuring and other charges:  In 2001 and 2002 the company recorded charges for the reduction of its workforce, the closure of manufacturing mills and plants, and other merger related items, including charges for integration-related consulting and costs associated with relocating certain company functions. The company has also recently announced the sale of its domestic Containerboard business. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

Pension and postretirement benefits: The assumptions used in the measurement of benefit obligations including the discount rate, the expected return on plan assets and future medical costs are reviewed with plan actuaries annually and updated as appropriate. Actual asset returns and medical costs which are more favorable than assumptions can have the effect of lowering expense and cash contributions, and, conversely, actual results which are less favorable than assumptions could increase expense and cash contributions. If the company were to reduce the percentage rate for the return on plan assets and the discount rate by 0.5% annual earnings would have been lower by ranges of approximately $15 to $18 million and $9 to $11 million, respectively.

Long-lived assets

Useful lives: Useful lives of tangible and intangible assets are based on management's estimates of the periods that the assets will be productively utilized in the revenue-generation process. Factors that affect the determination of lives include prior experience with similar assets, product life expectations and industry practices.

Tangible assets: The company reviews long-lived assets other than goodwill and indefinite lived intangible assets for impairment in accordance with FASB SFAS 144. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For example:
    significant underperformance relative to expected historical or projected future operating results.
    significant negative industry or economic trends;
    significant changes in the manner of the use of acquired assets;
    the loss of a significant customer.

Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Intangible assets: Business acquisitions often result in recording intangible assets, the values of which are based upon independent third-party appraisals. Like long-lived tangible assets, intangible assets are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets prudent management judgment is warranted.

Goodwill: Goodwill often arises in business acquisitions. As with tangible and intangible assets, periodic impairment reviews are required, but at least annually as opposed to only when events or circumstances change. As with impairment reviews of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. In accordance with the transition provisions of SFAS 142, Goodwill and Other Intangible Assets, the company assessed the value of its goodwill as of January 1, 2002 and determined an impairment charge was warranted. The nature of the charge is discussed in Note 3 to the consolidated financial statements. After the transition, the company will review the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. At June 30, 2002, goodwill totaled $715 million, representing approximately 5% of total assets.

Revenue recognition: The company recognizes revenues at the point the risk of ownership passes with recognition of appropriate allowances for estimated returns and allowances based on historical experience, current trends and any notification received of pending returns. Changing economic conditions and markets may require adjustment to allowances if unforeseen events occur.

Stock options: The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its stock option plans. That opinion does not require a company to expense the value of stock options granted to employees. However, if compensation cost for the company's stock options granted in 2001 had been determined based on the fair value method of SFAS 123, Accounting for Stock-Based Compensation, the combined companies' expense would be $11 million after tax, recognized ratably over the one year vesting period. In addition, during the second quarter of 2002 the company granted stock options in recognition of efforts related to the merger, which, if determined based on the fair value method of SFAS 123, would be $5 million after tax, recognized ratably over the three year vesting period.

Recently Issued Accounting Standards

Effective January 1, 2002, the company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. The company will no longer record approximately $14 million of annual amortization charges relating to its existing goodwill. The company has determined its reporting units to be: (1) packaging, (2) paper, (3) consumer and office products and (4) specialty chemicals. In accordance with SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment upon adoption of the standard and annually thereafter. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds its estimated fair value. The company recorded an impairment charge of $352 million resulting from the transitional impairment tests which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair value using a discounted cash flow methodology. The company will perform its annual impairment review during the fourth quarter of each year, commencing this year. The impairment charge related to various consumer packaging businesses acquired during 2000 and 2001. Since that time the economic environment has weakened and valuations for similar businesses are lower. For further discussion, see Note 4 to the consolidated financial statements.

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management is currently assessing the impact that SFAS 143 will have on the financial statements of the company, however management believes its effect will not be material.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS 146 could affect the timing of recognition of costs associated with future exit or disposal activities.

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of Mead and Westvaco to integrate successfully and achieve the anticipated benefits of the transaction; competitive pricing for the company's products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation and currency movements and other risk factors as discussed in the company's Form 10-K for the Transition Period ended December 31, 2001 and in other filings made by the company from time to time with the Securities and Exchange Commission. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company's reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes occurred during the quarter to information previously provided in the Company's Transition Report on Form 10-K for the period ended December 31, 2001.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

RETURN TO INDEX

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Reference is made to Item 1. Legal Proceedings in MeadWestvaco's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, regarding the legal challenge by environmental organizations to Cluster Rule regulations. On May 31, 2002, environmental organizations filed a petition for rehearing en banc requesting the entire U.S. Court of Appeals for the District of Columbia Circuit reconsider the panel's decision of April 19, 2002. The petition for rehearing was denied on July 5, 2002.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of MeadWestvaco Corporation was held on April 23, 2002.
(b)	The directors standing for election were elected to three-year terms expiring in 2004, with the following results:
	Shares	Shares
	Voted For	Withheld
Michael E. Campbell	176,332,450	6,253,957
Dr. Thomas W. Cole, Jr.	177,593,413	4,992,994
Duane E. Collins	176,361,358	6,225,049
Susan J. Kropf	177,592,648	4,993,759
J. Lawrence Wilson	177,665,713	4,920,694

Directors whose terms of office continue include: John G. Breen, William E. Hoglund, James G. Kaiser, Richard B. Kelson, John A. Krol, Douglas S. Luke, John A. Luke, Jr., Robert C. McCormack, Lee J. Styslinger, Jr., Jerome F. Tatar and Jane L. Warner.

(c)	The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 175,335,600 shares in favor, 6,359,695 shares in opposition and 891,112 shares abstaining.

(d)

The approval of the MeadWestvaco Corporation Compensation Plan for Non-Employee Directors was ratified by a vote of 172,506,726 shares in favor, 8,251,277 shares in opposition and 1,828,404 shares abstaining.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

RETURN TO INDEX

Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits

10.	Material Contracts:
	(1)	Amendment to the Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan
	(2)	Amendment to the Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan
	(3)	Amendment to the Mead Corporation 1996 Stock Option Plan
	(4)	Amendment No. 1 to 364-Day Credit Agreement
	(5)	Amendment No. 1 to Five Year Credit Agreement

99.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

(1)	A Form 8-K was filed on April 2, 2002 under Item 5 and Item 7 regarding a press release announcing issuance $750,000,000 in 6.85% Notes due 2012 in an underwritten public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

August 14, 2002	/s/ Karen R. Osar
Karen R. Osar
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)