Form 10-Q
period 2002-09-30
MEADWESTVACO CORP
filed 2002-11-14
CIK 1159297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ✓ _NO

At October 31, 2002 the latest practicable date, there were 200,033,968 shares outstanding of Common Stock.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

INDEX TO FORM 10-Q

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RETURN TO INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

[Unaudited]
In millions, except per share amounts
	Three Months Ended	Nine Months Ended
	September 30	September 30
	2002	2001	2002	2001
Sales	$2,023	$989	$5,349	$2,961

Cost of sales	1,715	814	4,626	2,449
Selling, research and administrative expenses	215	98	618	287
Interest expense	81	51	230	155
Other expense [income], net	[12]	[10]	[45]	[24]

Income [loss] from continuing operations before taxes	24	36	[80]	94

Income tax provision [benefit]	7	6	[36]	24

Income [loss] from continuing operations	17	30	[44]	70
Discontinued operations	[19]		[29]
Cumulative effect of accounting change [net of zero tax benefit]			[352]

Net income [loss]	$ [2]	$ 30	$[425]	$ 70
	===	===	====	==
Income [loss] per share, basic and diluted:
Income [loss] from continuing operations	$.09	$ .29	$ [.23]	$ .69
Discontinued operations	[.10]		[.15]
Cumulative effect of accounting change			[1.86]

Net income [loss] per share, basic and diluted	$[.01]	$ .29	$[2.24]	$ .69
	==	===	=====	==
Shares used to compute net income [loss] per share:
Basic	200.0	102.3	189.5	101.5
Diluted	200.2	102.4	189.5	101.6

Cash dividends paid per share	$.23	$.22	$.69	$.66

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

[Unaudited] RETURN TO INDEX

Dollars in millions	September 30, 2002	December 31, 2001
ASSETS
Cash and cash equivalents	$ 451	$ 102
Receivables, net	963	396
Inventories	1,023	435
Other current assets	140	101
Current assets	2,577	1,034

Property, plant and equipment:
Land and land improvements	408	265
Buildings	1,206	848
Machinery and equipment	8,574	5,908
	10,188	7,021
Less: accumulated depreciation	3,596	3,224
	6,592	3,797
Timberlands, net	1,056	264
Construction in progress	226	175
	7,874	4,236

Prepaid pension asset	957	800
Goodwill	726	561
Other assets	942	197
	$ 13,076	$6,828
	======	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 1,232	$ 559
Notes payable and current maturities of
long-term debt	445	167
Current liabilities	1,677	726

Long-term debt	4,368	2,697
Other long-term obligations	475	83
Deferred income taxes	1,728	1,007

Shareholders' equity:
Common stock, $0.01 par (2001-at stated value)
shares authorized: 600,000,000 (2001-300,000,000)
shares issued: 200,000,352 (2001-103,170,667)	2	816
Additional paid-in capital	3,906
Retained income	1,114	1,687
Accumulated other comprehensive income [loss]	[194]	[172]
Common stock in treasury, at cost,
shares held - zero in 2002 and 615,841 in 2001		[16]
	4,828	2,315
	$13,076	$6,828
	=======	=====

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

  [Unaudited]                                           RETURN TO INDEX

	Nine months ended
Dollars in millions	September 30
	2002	2001
Cash flows from operating activities:
Net income [loss]	$[425]	$ 70
Adjustments to reconcile net income [loss] to net
cash provided by operating activities:
Depreciation, depletion and amortization	492	261
Deferred income taxes	[32]	43
Gains on sales of assets	[36]	[19]
Pension credits	[93]	[107]
Impairment of long lived assets	40	2
Cumulative effect of accounting change, net	352
Loss on sale of discontinued operations	29
Changes in working capital, excluding the effects of acquisitions and dispositions	[47]	[64]
Other, net		[1]
Net cash provided by operating activities of continuing operations	280	185
Net cash provided by discontinued operations	7
Net cash provided by operating activities	287	185

Cash flows from investing activities:
Additions to property, plant and equipment	[242]	[216]
Additions to equipment rented to others	[21]
Payments for acquired businesses, net of cash acquired	112	[82]
Proceeds from sales of assets	420	24
Other	[19]	1
Net cash provided by [used in] investing activities	250	[273]

Cash flows from financing activities:
Proceeds from issuance of debt	874	322
Repayment of long-term debt	[450]	[55]
Notes payable, net	[483]	[200]
Proceeds from issuance of common stock	37	5
Treasury stock purchases		[2]
Dividends paid	[160]	[67]
Net cash [used in] provided by financing activities	[182]	3

Effect of exchange rate changes on cash	[6]	[7]
Increase [decrease] in cash and cash equivalents	349	[92]

Cash and cash equivalents:
At beginning of period	102	190
At end of period	$ 451	$ 98
	====	===

  The accompanying notes are an integral part of these financial statements.

  1. Basis of Presentation

  MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the term "MeadWestvaco" refers to MeadWestvaco Corporation and its consolidated subsidiaries, including Mead and Westvaco, and the terms "Mead" and "Westvaco" refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The accompanying consolidated statement of operations for the nine months ended September 30, 2002 includes approximately eight months of Mead's results and nine months of Westvaco's results. Note 2 provides summary unaudited pro forma information and details on the merger accounting.

  Effective January 29, 2002, Westvaco changed its fiscal year end from October 31 to December 31. For comparative purposes Westvaco's fiscal quarter and nine months ended July 31, 2001 have been recast on a calendar year basis to reflect the results for the third quarter and nine months ended September 30, 2001.

  These interim consolidated financial statements have not been audited, however, in the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These results have been determined on the basis of U.S. generally accepted accounting principles and practices applied consistently with those used in the preparation of the consolidated financial statements included in the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

  Certain information and footnote disclosures normally included in full year financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's 2001 Transition Period Report on Form 10-K for the period ended December 31, 2001.

  Certain prior years amounts have been reclassified to conform with the current presentation.

  2. MeadWestvaco Merger and Other Acquisition Activity

  On January 29, 2002, Westvaco and Mead consummated a merger of equals to create a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the recent guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. The assets and liabilities of the acquired business are included in the consolidated balance sheet at September 30, 2002. Results of Mead's operations have been included in the consolidated statement of operations for approximately eight months since the date of the merger. The purchase price for the acquisition, including transaction costs, has been allocated on a preliminary basis to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. During the past eight months, the company adjusted the purchase price allocation for the acquisition due to refinements of values of certain plant, property and equipment and certain liabilities with corresponding adjustments to goodwill and deferred income taxes. Further refinements, although expected to be insignificant, may be made in the fourth quarter of 2002 as certain other matters are resolved. The stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the value of the merger of $3.1 billion. The preliminary purchase price allocation as of September 30, 2002 is as follows:

  (In millions)

Current assets	$1,330
Property, plant and equipment	3,819
Goodwill	494
Intangible assets	218
Discontinued assets	444
Other	525
Total assets acquired	6,830

Accounts payable and accrued expenses	741
Total debt	1,820
Deferred taxes	801
Other	372
Total liabilities assumed	3,734
Net assets acquired	$3,096
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
    the closure of three older, high-cost coated paper machines at the Chillicothe, OH, paper mill and the integration of the Mead and Westvaco paper groups. Closure of the machines took place during the second quarter of 2002. Costs associated with decommissioning the machines and most employee termination benefits were accrued during the first quarter of 2002. Costs associated with these actions totaled $19 million. Approximately 330 people were affected and terminations started in the second quarter and are expected to be completed by the end of the year;
    the closure of a plant in Front Royal, VA and other actions taken in the Consumer and Office Products segment including the termination of approximately 215 employees. Costs associated with decisions made in the first nine months of 2002 totaled $10 million; and
    separating about 100 former Mead corporate personnel employed in a variety of staff positions. The cost of those actions, taken during the first nine months of 2002, is approximately $40 million.

  MeadWestvaco Selected Unaudited Pro Forma Combined Financial Information

  The following table summarizes, under the purchase method of accounting, selected unaudited pro forma information for the three-months ended September 30, 2001, and the nine months ended September 30, 2002 and 2001 as if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. The 2002 information includes eight months of actual data and one month of pro forma data. This selected unaudited pro forma combined financial information is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. Moreover, this information does not necessarily indicate what the future operating results of the company will be.

[Unaudited]	Three-months ended September 30		Nine months ended September 30
	Actual	Pro forma	Pro forma
(In millions, except per share amounts)	2002	2001	2002	2001
Sales from continuing operations	$2,023	$2,017	$5,571	$5,860
Net (loss) income from continuing operations	17	42	[52]	65
Net (loss) income	$ $ [2]	$ $ 42	$ [433]	$ 55

Net (loss) income from continuing operations per basic and diluted share	$ .09	$ .41	$ [.27]	$.64
Net (loss) income basic and diluted share	$ [.01]	$ .41	$[2.29]	$.55

  The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization. Included in the results for the three months and nine months ended September 30, 2002 are pretax charges of $28 million ($17 million, net of taxes) and $116 million ($72 million net of taxes), for restructuring and other merger-related costs, respectively.

  Other Acquisition Activity

  During the second quarter of 2002, the company acquired Kartoncraft Limited, a leading Irish producer of pharmaceutical packaging for approximately $14 million. The purchase price allocation is preliminary and will be finalized by the end of 2002. This business will be included in the company's packaging segment. Kartoncraft, located near Dublin, Ireland, employs approximately 80 people and also produces packaging for consumer electronic, beverage and food applications.

  3. Discontinued Operations

  On September 30, 2002, the company completed the previously announced sale of its packaging segment's Stevenson, AL, corrugating medium mill and related assets, including seven container plants and 82,000 acres of timberlands, to Jefferson Smurfit Corporation (U.S.). Following a strategic review of its businesses, the company determined that the corrugating medium market was not core to its long-term packaging strategy. This component of the packaging business was classified as held for sale in the third quarter therefore depreciation was no longer recognized and its results of operations are reported as discontinued operations in the consolidated statements of operations. As a result of the sale, the company incurred an after tax loss of $22 million, which has been included in income [loss] from discontinued operations. The book value of these assets was established as part of the purchase price allocation process related to the MeadWestvaco merger. These discontinued operations were previously owned and reported by Mead; therefore prior year information is not included in the company's 2001 results of operations and financial position.

  The following is a summary of the operating results of the discontinued operations for the three and nine months ended September 30, 2002:

(In millions)	Three months ended	Nine months ended
	September 30	September 30
	2002	2002
Sales	$100	$247
Cost of sales	92	247
Selling, research and administrative expenses	4	12
(Loss) income from discontinued operations before taxes	4	[12]
Income tax provision [benefit]	1	[ 5]
[Loss] income from discontinued operations	3	[7]
[Loss] on disposal, net of taxes of $14	[22]	[22]
[Loss] from discontinued operations	$ [19]	$ [29]
	==	==

    Restructuring and Other Merger Related Expenses

            Nine months ended September 30, 2002

  During the first nine months of 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $116 million, of which $57 million and $59 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

  Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

  The following table and discussion presents additional detail of the charges by business segment:
	Restructuring
In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other	Other Merger Related Costs	Total
Packaging	$ 5	$ 5				$ 10
Paper	11	3	$1		$11	26
Consumer and Office Products	5	2	1	$1	1	10
Corporate and other	19	17			34	70
	$40	$27	$2	$1	$46	$116
	==	==	=	=	==	===

	Employee Costs	Other Costs	Total
Balance of related accruals at December 31, 2001	$ 4	$2	$ 6
Add: current charges	27	1	28
Less: payments	19	2	21
Balance of related accruals remaining at September 30, 2002	$12	$1	$13
	==	=	==

  Three months ended September 30, 2002

  During the three months ended September 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $28 million, of which $15 million and $13 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

  Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

  The following table and discussion presents additional detail of the charges by business segment:

	Restructuring
In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other	Other Merger Related Costs	Total
Packaging	$ 3	$ 2				$ 5
Consumer and Office Products	5	2	$1	$1	$ 1	10
Corporate and other		[1]			14	13
	$ 8	$ 3	$1	$1	$15	$28
	=	==	=	=	==	==

  Packaging: Due to the company's exit from the U.S. tobacco carton market, the company reviewed certain long lived assets in its consumer packaging business for impairment during the third quarter. As a result of the review, production facilities were written down to their fair values using an assets-held-for-use model and the company recorded a pretax impairment charge of $3 million.

  The company also took actions to streamline its packaging operations through the disposal of a packaging plant in Richmond, VA and through other cost reduction measures. These actions resulted in a second quarter pretax charge of $5 million. This charge is primarily due to the write down of long-lived assets and employee restructuring benefit costs covering approximately 200 former Westvaco employees. As of September 30, 2002, 108 employees had separated, the remaining separations are expected to occur by the end of 2002.

  Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent shut down of an older, high-cost coated paper machine at the Westvaco Luke, MD mill. During the first quarter charges associated with the shutdown included $11 million to write down the assets using an assets-to-be-disposed-of model. Integration of the Mead and Westvaco paper groups resulted in $3 million of restructuring benefit costs covering approximately 70 former Westvaco employees. As of September 30, 2002, 43 employees had been separated. The remaining separations are expected to occur by the end of 2002. In addition, during 2002 the company recognized related inventory writedowns of $1 million.

  Consumer & Office Products: During the third quarter, the company announced its plans to close three of its envelope plants with one located in Worcester, MA and two located in Springfield, MA. During the third quarter, the company closed the Worcester plant and transferred product manufacturing to other company facilities. These actions resulted in a third quarter pretax charge of approximately $9 million. The charges are associated with asset write-downs, employee restructuring benefit costs and other closure-related expenses covering approximately 200 former Westvaco employees.

  Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in current year to date charges that included $19 million of asset write-downs and $17 million of employee restructuring benefit costs covering about 360 employees, which the company expects to be substantially completed by year end 2002.

  Other merger and related costs includes charges for integration-related consulting and costs associated with relocating certain functions which were expensed as incurred.

  Fiscal year 2001

  During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $5 million of inventory writedowns included within cost of sales. The charges were primarily recorded in October of 2001 and were primarily attributable to realignment of the consumer packaging operations and the shut down of a paper mill in Tyrone, PA. As of September 30, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs were utilized.

  5. Goodwill and Other Intangible Assets

  Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 142 , Goodwill and Other Intangible Assets. The company has determined its reporting units to be components within its packaging and paper segments and its consumer and office products and specialty chemicals segments. In accordance with SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment upon adoption of the standard and annually thereafter. SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. SFAS 142 requires that indefinite lived intangible assets be tested for impairment using a one-step process which consists of a comparison of the fair value to the carrying value of the intangible asset. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds its estimated fair value. The company recorded an impairment charge of $352 million resulting from the transitional impairment tests which was reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair value using a discounted cash flow methodology.

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

    the U.S. and Europe in providing packaging for compact disks (CDs) and digital video disks (DVDs) for major entertainment companies;
    the U.S. for cosmetics packaging, in the U.S. and Europe for other high-value consumer packaging and;
    the U.S. for folding carton packaging for pharmaceutical and over the counter healthcare products.

  Since the acquisitions were made, sales of CDs in Europe and in the U.S. have been flat to down, whereas growth trends above 5%, which prevailed prior to the acquisitions were expected. It is not known whether growth rates for CDs and CD packaging for recorded music will resume, but the company's market position has remained strong in Europe and in the U.S. Revenues and profit relative to sales of DVDs both for games and films have been equal to or greater than expectations at the time of the acquisitions. Sales and earnings in cosmetics packaging have been hurt by weaker than expected economic conditions since the acquisitions, as well as the lingering effects of the events of September 11, 2001. The company has maintained its strong position as a provider of packaging to many of the world's leading cosmetic companies and continues to create innovative packaging to meet the needs of these global companies. In pharmaceutical and healthcare packaging, results have been below expectations at the time of the acquisition. The major factors are (i) situations where United States Food and Drug Administration (FDA) approvals for certain customers were delayed; (ii) more competitive pricing for folding cartons and (iii) operating inefficiencies resulting in part from the introduction of new equipment. In 2001, the company put in place a new management team to improve operations in the pharmaceutical packaging business and began to successfully market a proprietary new product for use in pharmaceutical packaging. Results have improved and the company believes that the pharmaceutical packaging business will yield improved profitability over the long term based on:
    the growth trend in consumption of pharmaceutical products, the market-leading position it holds in the U.S.,
    the quality of its products, and
    the potential for continued innovation and value added products.

  The company's strategy is to continue to develop innovative, compliant packaging to offset the effects of more competitive pricing for folding cartons.

  Unless otherwise deemed necessary by changes in circumstances, the company will perform its annual impairment review during the fourth quarter of each year, commencing this year.

  The changes in the carrying amount of goodwill for the nine-months ended September 30, 2002 are as follows:

(In millions)	December 31 2001	Acquisitions & Adjustments(1)	Impairments(2)	September 30, 2002
Goodwill	$561	$517	$352	$726
	===	===	===	===

      Reflects the allocation of goodwill from the Mead merger ($494 million), reclassification of other intangible assets ($12 million) and an additional smaller acquisition ($11 million).
      Reflects the impairment charge at packaging businesses acquired in 2000 and 2001.

  The merger accounting has resulted in recording approximately $494 million of goodwill. Such goodwill was not subject to the impairment analysis performed as of January 1, 2002 because the transaction closed on January 29, 2002.

  The following table summarizes and reconciles net income for the three and nine months ended September 30, 2002 and 2001, adjusted to exclude amortization expense recognized in such periods related to goodwill that is no longer amortized:

	Three months ended September 30		Nine months ended September 30
(In millions, except per share amounts)	2002	2001	2002	2001
Income [loss] from continuing operations	$ 17	$ 30	$ [44]	$ 70
Add back: goodwill amortization		5		13
Adjusted income [loss] from continuing operations	17	35	[44]	83

Discontinued operations	[19]		[29]
Cumulative effect of accounting change			[352]
Adjusted net income [loss]	$ [2]	$ 35	$[425]	$ 83
	==	===	====	==
Basic and diluted earnings per share:
Income [loss] from continuing operations	$.09	$ .29	$ [.23]	$.69
Add back: goodwill amortization		.05		.13
Adjusted income [loss] from continuing operations	.09	.34	[.23]	.82
Discontinued operations	[.10]		[.15]
Cumulative effect of accounting change			[1.86]
Adjusted net income [loss]	$[.01]	$ .34	$[2.24]	$.82
	===	===	=====	===

  As of September 30, 2002, intangible assets were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization
Intangible assets, subject to amortization
Trademarks and tradenames	$162	$ 8
Customer contracts and lists	125	9
Patents	35	4
Other	12	1
Total	$334	$22
	===	===

  The company recorded amortization expense of $7 million and $19 million for the three and nine months ended September 30, 2002, respectively, relating to intangible assets subject to amortization.

  Based on the current value of intangible assets subject to amortization, the estimated amortization expense for the remainder of the current year and each of the succeeding 5 years are as follows: 2002: $7 million; 2003: $28 million; 2004: $28 million; 2005: $27 million; 2006: $26 million; and 2007: $23 million. As acquisitions and dispositions occur in the future and as purchase price allocations are finalized, these amounts may vary.

  During the first nine-months of 2002, the company acquired the following intangible assets as a part of the merger with Mead:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period (in years)
Trademarks and tradenames	$158	$ 6	17
Patents	15	2	7
Customer contracts	45	4	7
Total	$218	$12	15
	===	==

  6. Current Assets
  Cash equivalents of $366 million ($23 million at December 31, 2001) have maturities of three months or less and are valued at cost, which approximates market.

  Inventories included in the consolidated balance sheet consist of the following:

	September 30	December 31
(In millions)	2002	2001
Raw materials	$ 164	$ 82
Production materials, stores and supplies	169	80
Finished and in process goods	690	273
Total	$1,023	$435
	=====	===

  Inventories are stated at the lower of cost or market with approximately 75% determined on a LIFO basis. Inventories at September 30, 2002 include inventories acquired in connection with the Mead merger, which were recorded at fair value at the date of the merger.

  7. Other Assets
  Included in other assets at September 30, 2002 are cash surrender values of life insurance of $179 million, identifiable intangibles of $312 million, investment in investees of $98 million, equipment rented to others of $57 million, an investment in convertible debentures of $47 million (including an embedded derivative), capitalized software of $95 million and other miscellaneous assets of $154 million.

  Equipment rented to others and capitalized software are being amortized using the straight-line method over their estimated useful lives. The convertible debentures were received by Mead as part of the consideration for the sale of an equity investee in 1999. The debentures are classified as available-for-sale securities and are carried at fair value with unrealized gains or losses, net of tax, reported in other comprehensive income [loss]. The fair value of the securities is based on an independent valuation. The securities are convertible to common shares of the issuer at any time, redeemable by the issuer beginning in November 2002 and maturing in November 2006. In addition, the debentures included an embedded option which qualifies as a derivative under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

  8. Net Income Per Common Share
  Basic income per share for all the periods presented have been calculated using the weighted average shares outstanding. In computing diluted income per share, net incremental shares issuable upon the assumed exercise of stock options have been added to the weighted average shares outstanding. For the quarter and the nine-months ended September 30, 2002, the weighted average number of shares outstanding was 200 million and 189 million, respectively. These averages reflect 101 million shares for January, when Westvaco only results are reflected and approximately 200 million shares for periods following the merger. For the three months ended September 30, 2002, options of 16.4 million for the exercise of common stock were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive. For the three months and nine months ended September 30, 2001, options of 5.3 million and 5.3 million, respectively, for the exercise of common stock were not included in the calculation of weighted average shares for diluted EPS because their effects would have been antidilutive.

  The company's existing treasury shares were retired and cancelled in connection with the merger and, accordingly, did not participate in the merger exchange.

  9. Segment Information

  Commencing with the first quarter ended March 31, 2002, MeadWestvaco's principal business segments are (1) packaging, (2) paper, (3) consumer and office products, and (4) specialty chemicals.

  The Packaging segment manufactures, markets and distributes bleached paperboard, coated natural kraft, containerboard and saturating kraft and packaging for consumer products markets. The Packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs and CDs. In addition, the packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment's products are manufactured at four domestic mills and two mills located in Brazil; paper, board and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

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

  Corporate and other includes the company's forestry operations; income and expense items, including restructuring charges, net pension credits and interest expense and other activities not directly associated with segment operations, including corporate support staff services and related assets and liabilities, including goodwill.

  For segment reporting purposes restructuring charges, interest expense and net pension credits are included in corporate and other. The segment profits are measured before income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded generally at terms intended to approximate market prices.

	Sales
Three months ended September 30, 2002		Inter-		Segment	Segment
(In millions)	Trade	segment	Total	Profit	Assets
Packaging	$ 969	$ 2	$ 971	$ 88	$ 4,778
Paper	599	7	606	[3]	3,154
Consumer & office products	350		350	54	668
Specialty chemicals	84	6	90	14	296
Corporate and other	21	27	48	[129]	4,180
Total	2,023	42	2,065	24	13,076
Intersegment eliminations		[42]	[42]
Consolidated totals	$2,023	$ -	$2,023	$ 24	$13,076
	=====	===	=====	===	======

	Sales
Three months ended September 30, 2001		Inter-		Segment
  (In millions)
	Trade	segment	Total	Profit
Packaging	$620	$ -	$ 620	$ 40
Paper	186	5	191	11
Consumer & office products	88		88	3
Specialty chemicals	82	5	87	19
Corporate and other	13	8	21	[37]
Total	989	18	1,007	36
Intersegment eliminations		[18]	[18]
Consolidated totals	$989	$ -	$ 989	$ 36
	===	===	=====	====

	Sales
Nine months ended September 30, 2002		Inter-		Segment
(In millions)	Trade	segment	Total	Profit
Packaging	$ 2,705	$ 2	$2,707	$ 206
Paper	1,524	24	1,548	[60]
Consumer & office products	806		806	99
Specialty chemicals	246	14	260	45
Corporate and other	68	78	146	[370]
Total	5,349	118	5,467	[80]
Intersegment eliminations		[118]	[118]
Consolidated totals	$ 5,349	$ -	$5,349	$ [80]
	=====	====	=====	====

	Sales
Nine months ended September 30, 2001		Inter-		Segment
(In millions)	Trade	segment	Total	Profit
Packaging	$1,887	$ 2	$1,889	$ 138
Paper	519	20	539	21
Consumer & office products	268		268	9
Specialty chemicals	247	15	262	47
Corporate and other	40	23	63	[121]
Total	2,961	60	3,021	94
Intersegment eliminations		[60]	[60]
Consolidated totals	$2,961	$ -	$2,961	$ 94
	=====	===	======	====

  10. Comprehensive Income [loss]

  Comprehensive income [loss] reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income [loss] for the three months ended September 30, 2002 and 2001, was $[21] million and $16 million; respectively. Comprehensive income [loss] for the nine months and ended September 30, 2002 and 2001, was $[447] million and $28 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2002 primarily relates to the change in foreign currency translation adjustment.

  11. Financial Instruments

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

  The convertible debentures recorded in Other Assets include an embedded option which has been bifurcated from the debenture and not designated as a hedge. The fair value of the derivative was $2.8 million at September 30, 2002. The change in fair value of the derivative during the three months and nine months ended September 30, 2002 of $4 million and $2 million were recorded in Other [income] expense in the consolidated statements of operations.

  Interest Rate Risk

  The company utilized interest rate swap agreements to hedge some of the interest rate characteristics (risks) of a portion of its outstanding fixed rate debt. The company's goal is to create a prudent balance between fixed and floating rates. At September 30, 2002, MeadWestvaco had interest rate swaps with a total notional amount of $700 million designated as fair value hedges of certain fixed rate borrowings. This resulted in approximately 26% of MeadWestvaco's debt being subject to variable interest rates. The maturity dates on these swaps match the maturity dates of the underlying debt in 2004, 2007, 2009, and 2012. During the three and nine months ended September 30, 2002, the amount recorded associated with the ineffectiveness of fair value hedges of interest rate risk was not material. The company also has an interest rate swap with a notional amount of $50 million and remaining life of three years, designated as a cash flow hedge. There was no ineffectiveness recorded for this hedge for the three and nine months ended September 30, 2002. The fair value of the company's interest rate swap agreements at September 30, 2002 is a net asset of $59.4 million. In order to minimize counterparty credit risk, the company entered into interest rate swap contracts only with major financial institutions with strong credit ratings.

  Commodities Price Risk

  The company is exposed to price changes in raw materials, components, and items purchased for resale. The prices of some of these items can vary significantly over time due to changes in the markets in which the company's many suppliers operate. The company's selling prices often change in a similar fashion, although often to a greater or lesser degree. The company currently uses a limited amount of derivative financial instruments to manage its exposure to changes in certain commodity prices. For this purpose, the company has entered into a swap transaction, which expires in 2003. This contract is designated as a cash flow hedge of the forecasted purchases of old corrugated containers. There is no ineffectiveness associated with this contract as the terms of the swap contract and the items it is hedging, match. The fair value of this commodity contract and the impact of the change in fair value were not material as of September 30, 2002.

  Foreign Currency Risk

  The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with its international operations. The company utilizes forward contracts, which are short-term in duration, and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The forward contracts, which are not designated as hedging instruments under SFAS 133, are used to hedge the impact of the variability of exchange rates on the company's cash flows. The fair values of these foreign currency forward contracts were not material as of September 30, 2002.

  12. Debt

  Long-term debt consists of the following at:

In millions	September 30, 2002	December 31, 2001
Notes:
6.84%, due 2037	$ 153
6.85%, due 2012	749
6.85%, due 2004	211	$200
7.10%, due 2009	226	203
7.35%, due 2017	152
7.55%, due 2047	154
8.40%, due 2007	217	200
Floating rate, due 2003	200	200
Debentures:
7 1/8%, due 2025	142
7.95%, due 2031	299	300
8 1/8%, due 2023	154
8.20%, due 2030	398	400
9.65%, due 2002		100
9 3/4%, due 2020	100	100
Sinking Fund Debentures:
7%, due 2004-2023	149	150
7 1/2%, due 2008-2027	150	150
7.65%, due 2008-2027	149	150
7.75%, due 2004-2023	150	150
8.30%, due 2003-2022	125	125
Pollution Control Revenue Bonds:
5.85-10 1/2%, due 2002-2018	59	63
Industrial Revenue Bonds:
7-7.67%, due 2002-2027	80	80
Floating rate, due 2002-2014	211	61
Medium-term Notes:
7.3% to 9.8% due 2002-2020	12
Economic Development Bonds:
8 3/4%, due 2002-2010	4	4
Capital lease obligations	242
Notes payable and other	271	153
	4,757	2,789

Less installments due within one year	[389]	[92]

Long-term debt	$4,368	$2,697
	======	=====

  The company has $56 million and $75 million of short-term notes payable in addition to the above amounts at September 30, 2002 and December 31, 2001, respectively. During the three months ended June 30, 2002, the company issued $125 million of industrial development revenue refunding bonds, the proceeds of which were restricted and were used to retire the refunded bonds during the third quarter. In connection with its future financing and capital structure requirements, on March 8, 2002, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $1 billion in debt securities. Subsequently, the company issued $750 million ($740 million, net of discount) in 6.85% Notes due 2012 in an underwritten public offering on April 2, 2002. The debt securities of MeadWestvaco are guaranteed on a full, unconditional and joint and several basis by both Mead and Westvaco.

  The company has guaranteed obligations of certain affiliated operations and others totaling $26 million at September 30, 2002. In addition, the company has a 50% interest in a partnership with Kimberly-Clark Corporation, which has borrowed $300 million under a loan agreement with a syndicate of banks, which matures in 2003. The loan, one-half of which has been guaranteed by the company, may be prepaid at any time either in cash or by delivery of notes receivable from Georgia-Pacific Corporation held by the partnership as part of the consideration from Mead's 1988 sale of Brunswick Pulp and Paper Company, a former affiliate. It is not practicable to estimate the fair value of the above guarantees; however, the company does not expect to incur losses as a result of these guarantees.

  13. Guarantor and Nonguarantor Financial Statements

  Following the merger, (i) debt issued in the past by Westvaco has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Mead, (ii) debt issued in the past by Mead has been unconditionally guaranteed, on a joint and several basis, by both MeadWestvaco and Westvaco, and (iii) debt issued by MeadWestvaco since the merger has been unconditionally guaranteed on a joint and several basis by both of Mead and Westvaco.

  The company's debt as of September 30, 2002 subject to the guarantees referred to above includes: 6.84% Notes due 2037, 6.85% Notes due 2012, 6.85% Notes due 2004, 7.10% Notes due 2009, 7.35% Notes due 2017, 7.55% Notes due 2047, 8.40% Notes due 2007, Floating Rate Notes due 2003, 7 1/8% Debentures due 2025, 7.95% Debentures due 2031, 8 1/8% Debentures due 2023, 8.20% Debentures due 2030, 9 3/4% Debentures due 2020, 7.00% Sinking Fund Debentures due 2004-2023, 7 1/2% Sinking Fund Debentures due 2008-2027, 7.65% Sinking Fund Debentures due 2008-2027, 7.75% Sinking Fund Debentures due 2004-2023 and 8.30% Sinking Fund Debentures due 2003-2022.

  The following condensed consolidating financial information presents: condensed consolidating balance sheet as of September 30, 2002 and December 31, 2001 and the related statements of operations and cash flows for three and nine months ended September 30, 2002 and 2001 of (a) MeadWestvaco, the Parent, (b) Westvaco, issuer of existing debt and guarantor of debt issued by MeadWestvaco and previously issued by Mead, (c) Mead, issuer of existing debt and guarantor of debt issued by MeadWestvaco and previously issued by Westvaco, (d) the nonguarantor subsidiaries, (e) elimination entries necessary to consolidate the company with nonguarantor subsidiaries and (f) the company on a consolidated basis.

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

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  [Unaudited] RETURN TO INDEX

  Consolidated statement of operations

Three months ended September 30, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales		$767	$854	$797	$[395]	$2,023

Cost of sales		683	770	869	[607]	1,715
Selling, research and administrative expenses		61	90	64		215
Other expense [income], net		[9]	[10]	[214]	221	[12]
Interest expense	$ 10	45	25	10	[9]	81
Income [loss] before taxes	[10]	[13]	[21]	68		24
Income taxes [benefit]	[4]	[6]	[9]	26		7

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[6]	[7]	[12]	42		17
Equity in earnings [loss] of subsidiaries	23	32	10		[65]
Income [loss] from continuing operations	17	25	[2]	42	[65]	17
Discontinued operations	[19]		[19]		19	[19]

Net income [loss]	$[2]	$25	$[21]	$ 42	$ [46]	$ [2]
	===	===	===	==	===	===

  Consolidated statement of operations

Three months ended September 30, 2001
In millions	Westvaco [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales	$782	$208	$ [1]	$989

Cost of sales	690	322	[198]	814
Selling, research and administrative expenses	65	33		98
Other expense [income], net	[10]	[197]	197	[10]
Interest expense	49	2		51
Income [loss] before taxes	[12]	48		36
Income taxes [benefit]	[12]	18		6

Net income [loss] from continuing operations before equity in net earnings of subsidiaries		30		30
Equity in earnings [loss] of subsidiaries	30		[30]
Net income [loss]	$ 30	$ 30	$ [30]	$ 30
	==	==	===	==

  MEADWESTVACO CORPORATION
  and Consolidated Subsidiary Companies

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  [Unaudited] RETURN TO INDEX

  Consolidated statement of operations

Nine months ended September 30, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales		$2,218	$2,044	$2,095	$[1,008]	$5,349

Cost of sales		1,978	1,915	2,318	[1,585]	4,626
Selling, research and administrative expenses		227	221	170		618
Other expense [income], net		[39]	[27]	[580]	601	[45]
Interest expense	$ 24	135	67	28	[24]	230
Income [loss] before taxes	[24]	[83]	[132]	159		[80]
Income taxes [benefit]	[9]	[36]	[58]	67		[36]

Net income [loss] from continuing operations before equity in net earnings of subsidiaries and cumulative effect of accounting change, net	[15]	[47]	[74]	92		[44]
Equity in earnings [loss] of subsidiaries	[29]	50	42		[63]
Income [loss] from continuing operations	[44]	3	[32]	92	[63]	[44]
Discontinued operations	[29]		[29]		29	[29]
Cumulative effect of accounting change, net	[352]	[352]			352	[352]
Net income [loss]	$[425]	$[349]	$[61]	$ 92	$318	$[425]
	===	===	===	==	==	===

  Consolidated statement of operations

Nine months ended September 30, 2001
In millions	Westvaco [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

Sales	$2,394	$570	$ [3]	$2,961

Cost of sales	2,126	942	[619]	2,449
Selling, research and administrative expenses	195	92		287
Other expense [income], net	[17]	[624]	617	[24]
Interest expense	150	6	[1]	155
Income [loss] before taxes	[60]	154		94
Income taxes [benefit]	[29]	53		24

Net income [loss] from continuing operations before equity in net earnings of subsidiaries	[31]	101		70
Equity in earnings [loss] of subsidiaries	101		[101]
Net income [loss]	$ 70	$ 101	$ [101]	$ 70
	==	==	===	==

  MEADWESTVACO CORPORATION
  and Consolidated Subsidiary Companies

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  [Unaudited] RETURN TO INDEX

  Consolidated balance sheet

	At September 30, 2002
In millions	MeadWestvaco [Parent]	Westvaco [Issuer/Guarantor] [1]	Mead [Issuer/Guarantor] [1]	Non guarantor subsidiaries	Eliminations	Consolidated total

ASSETS
Cash and cash equivalents	$	$ [7]	$ 357	$ 101	$	$ 451
Receivables	12	297	383	271		963
Intercompany receivables		5	324	862	[1,191]
Inventories		248	411	369	[5]	1,023
Other current assets	2	78	11	49		140
Current assets	14	621	1,486	1,652	[1,196]	2,577

Property, plant and equipment		1,681	1,027	5,166		7,874

Prepaid pension asset		889	66	2		957
Goodwill		137	494	95		726
Other assets		123	539	316	[36]	942
Intercompany long-term receivables	689	12		2,236	[2,937]
Investment in subsidiaries	4,945	2,983	3,660		[11,588]
Total assets	$5,648	$6,446	$7,272	$9,467	$[15,757]	$13,076
	====	====	====	====	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 33	$ 365	$ 492	$ 342	$	$ 1,232
Intercompany payables		842	[21]	857	[1,678]
Notes payable and current maturities of long-term debt	56	327		62		445
Current liabilities	89	1,534	471	1,261	[1,678]	1,677

Long-term debt	740	2,203	972	453		4,368
Intercompany long-term debt		203	2,236	12	[2,451]
Other long-term obligations		78	353	27	17	475
Deferred income taxes	[9]	483	197	1,057		1,728
Shareholders' equity	4,828	1,945	3,043	6,657	[11,645]	4,828
Total liabilities and shareholders' equity	$5,648	$6,446	$7,272	$9,467	$[15,757]	$13,076
	====	====	====	====	=====	====

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

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  [Unaudited] RETURN TO INDEX

  Consolidated statement of cash flows

	Nine months ended September 30, 2002
In millions	MeadWestvaco Parent	Westvaco [Issuer/Guarantor] [1] [2]	Mead [Issuer/Guarantor] [1] [2]	Non guarantor subsidiaries [2]	Eliminations	Consolidated total
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]	$ [425]	$ [349]	$ [61]	$ 92	$318	$[425]
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in [income] loss of subsidiaries	410	[50]	[42]		[318]
Depreciation, depletion and amortization		110	89	293		492
Deferred income taxes	[9]	[3]	[60]	40		[32]
Gains on sales of assets		[37]		1		[36]
Pension credits		[103]	6	4		[93]
Impairment of long lived assets		38		2		40
Loss on sale of discontinued operations			29			29
Cumulative effect of accounting change, net		352				352
Net changes in working capital	19	8	[92]	18		[47]
Other, net			[1]	1		-
Net cash provided by operating activities of continuing operations	[5]	[34]	[132]	451		280
Net cash provided by discontinued operations			7			7
Net cash provided by [used in] operating activities	[5]	[34]	[125]	451		287

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment		[54]	[30]	[158]		[242]
Additions to equipment rented to others				[21]		[21]
Payments for acquired businesses, net of cash acquired		[46]	3	155		112
Proceeds from sales of assets		50	369	1		420
Other			[18]	[1]		[19]
Net cash [used in] provided by investing activities		[50]	324	[24]		250

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	740	4	126	4		874
Repayment of long-term debt		[103]	[311]	[36]		[450]
Notes payable, net	56	[75]	[455]	[9]		[483]
Proceeds from issuance of common stock	37					37
Dividends paid	[138]	[22]				[160]
Other, principally intercompany balances	[690]	237	798	[345]
Net cash provided by [used in] activities	5	41	158	[386]		[182]

Effect of exchange rate changes on cash				[6]		[6]

Increase [decrease] in cash and cash equivalents		[43]	357	35		349

Cash and cash equivalents:
At beginning of period		36		66		102
At end of period	$	$ [7]	$ 357	$101	$	$ 451
	==	===	===	===	==	===

  MEADWESTVACO CORPORATION
  and Consolidated Subsidiary Companies

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  [Unaudited] RETURN TO INDEX

  Consolidated statement of cash flows

	Nine months ended September 30, 2001
In millions	Westvaco [Issuer/Guarantor] [1] [2]	Non guarantor subsidiaries [2]	Eliminations	Consolidated total

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income [loss]	$70	$101	$[101]	$70

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in [income] loss of subsidiaries	[101]		101
Depreciation depletion and amortization	127	134		261
Deferred income taxes	61	[18]		43
Gains on sales asset	[19]			[19]
Pension credit	[104]	[3]		[107]
Impairment of long lived assets	2			2
Net changes in working capital:	[76]	12		[64]
Other, net	[1]			[1]
Net cash provided by [used in] operating activities	[41]	226		185

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	[162]	[54]		[216]
Payments for acquisitions, net of cash acquired	[17]	[65]		[82]
Proceeds from sales of assets	23	1		24
Other		1		1
Net cash used in investing activities	[156]	[117]		[273]

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	300	22		322
Repayment of long-term debt	[26]	[29]		[55]
Notes payable, net	[200]			[200]
Treasury stock purchases	[2]			[2]
Proceeds from issuance of common stock	5			5
Dividends paid	[67]			[67]
Other, principally intercompany balances	132	[132]
Net cash provided by [used in] financing activities	142	[139]		3

Effect of exchange rate changes on cash		[7]		[7]

Decrease in cash and cash equivalents	[55]	[37]		[92]

Cash and cash equivalents:
At beginning of period	89	101		190
At end of period	$34	$64		$$98
	==	==	==	===
    Westvaco and Mead are the issuer of previously issued debt securities and guarantors of debt issued by MeadWestvaco, the Parent.
    Certain intercompany transactions for contract manufacturing between MeadWestvaco, Westvaco and Mead and the non-guarantor subsidiaries are non-cash transactions; therefore, the effects of such are not reflected in the statements of cash flows.

  14. Environmental and legal matters
  The company is currently named as a potentially responsible party with respect to the cleanup of a number of hazardous waste sites under the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) and similar state laws. While joint and several liability is authorized under CERCLA, as a practical matter, remediation costs will be allocated among the waste generators and others involved. The company has accrued approximately $47 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The accrual for CERCLA and similar state law liabilities does not include amounts separately reserved for company-owned landfill closures.

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

  15. Recently Issued Accounting Pronouncements

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

  16. Subsequent Events

  On October 10, 2002, the company announced plans, as part of its on-going consolidation of the paper operations, to permanently shut down eight of the nine sheeters at its paper manufacturing facility in Luke, Maryland. The action will result in the elimination of 155 positions at that location as sheeter operations are phased out beginning in March of 2003. Sheeting operations for the Papers Group will be predominantly consolidated in Chillicothe, Ohio. The company expects to incur $6 million of pretax charges beginning in the fourth quarter of 2002 related to the consolidation of its sheeting operations.

  MEADWESTVACO CORPORATION

  and Consolidated Subsidiary Companies

  Item 2. Management's Discussion and Analysis of  Financial Condition and Results of Operations

  Recent Developments

  At the end of the third quarter, the company completed the previously announced sale of its U.S. containerboard business for $375 million (subject to adjustment for changes in the value of the working capital of the business). Proceeds from the sale will be used to reduce debt. This business had been classified as held for sale in the third quarter. Accordingly, depreciation was no longer being recognized, and results of operations from this business are being reported as discontinued operations. The sale resulted in a pretax loss of $36 million.

  During the third quarter, the company continued its program of selling non-strategic timberlands. Timberland sales in the quarter totaled 15,000 acres, which resulted in a pretax gain of $9 million. In the first nine months of 2002, timberland sales totaled 55,000 acres, which resulted in a pretax gain of $38 million. Of the 450,000 acres previously identified for sale by the company, a total of 209,000 acres had been sold or were under contract to be sold by the end of the third quarter. During the third quarter, the company continued a strategic review of its remaining U.S. timberlands and announced plans to sell an additional 700,000 non-strategic acres over an approximate five-year period.

  During the third quarter, the company announced plans to close three manufacturing plants in Worcester and Springfield, MA, and consolidate its northeastern operations in Enfield, CT. The company expects to eliminate approximately 200 positions as a result of the consolidation. The company incurred a pretax charge of $9 million during the quarter related to the closing.

  After the quarter, the company announced plans, to permanently shut down eight of the nine sheeters at its paper manufacturing facility in Luke, MD. This action, which is part of its on-going consolidation of the paper operations, will result in the elimination of 155 positions at that location. The company expects to incur $6 million of pretax charges beginning in the fourth quarter of 2002 related to this action. The company's sheeting operations will be consolidated at Chillicothe, OH, with the addition of a new sheeting machine at the converting center.

  Results of Operations

  The merger of The Mead Corporation and Westvaco Corporation to form MeadWestvaco Corporation was completed on January 29, 2002. The merger was accounted for as an acquisition of Mead by Westvaco, therefore actual prior year information in the financial statements and in the business segment discussion that follows represents the results of Westvaco only. Since the merger was effective January 29, 2002, the first nine months of 2002 includes only eight months of operations of Mead.

  For purposes of comparisons to the prior year, the discussion that follows also includes pro forma sales and operating profit for the business segments as though the companies had been combined for the entire year of 2001 including January 2001. The unaudited pro forma information for the three months and nine months ended September 30, 2001 reflects the results of continuing operations as if the business combination between Mead and Westvaco had been completed at the beginning of the periods presented. The pro forma information includes adjustments for increased depreciation, depletion and amortization related to the fair value of Mead's property, plant and equipment and identified intangible assets to a fair market value basis in connection with purchase accounting rules. Goodwill amortization recorded in 2001 has not been adjusted. In addition, Mead's operating results in January 2001 have been included in the pro forma operating results, whereas Mead's January 2002 operating results have been excluded from the actual 2002 operating results. This selected unaudited pro forma combined financial information for 2001 is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Mead and Westvaco had been completed at the beginning of the periods presented, nor is it indicative of what the future operating results of the combined company will be.

(In millions)	Three months ended September 30			Nine months ended September 30
	2002	2001	Pro forma 2001	2002	2001	Pro forma 2001
Sales	$2,023	$989	$2,018	$5,349	$2,961	$5,860

  Results for the third quarter and the first nine months of 2002 reflected a challenging economic and business environment. Weak market conditions, which began in the second half of 2001, continued for most of the first nine months of 2002, leading to lower average selling prices and lower shipments of printing paper and paperboard year to date, compared to 2001. During the third quarter of 2002, markets for some grades of paperboard used for packaging reflected seasonally stronger demand, replenishment of customer inventories, and some price improvement, compared to the first half of 2002. In the third quarter, demand for coated printing paper showed strong seasonal improvement from the first half of 2002, and shipments of coated paper reached seasonally strong levels. For the company's Consumer & Office Products segment, earnings for the third quarter improved seasonally over the second quarter of 2002 and improved compared to the prior year primarily as a result of on-going cost reduction actions. Earnings in the Specialty Chemicals segment were $19 million in the third quarter, below the levels of prior quarter and prior year, reflecting higher operating costs and weaker demand in some industrial markets. Third quarter results also included pension income, gains of $9 million before tax on the sales of timberland and restructuring and merger-related costs.

  Sales from continuing operations for the third quarter of 2002 were $2,023 million compared to $989 million for the third quarter of 2001. For the first nine months, sales from continuing operations were $5,349 million compared to $2,961 million for the first nine months of 2001. The increase in sales in the quarter and in the first nine months was due to the merger. Viewing the companies on a pro forma combined basis for these periods, sales in the third quarter were substantially unchanged from the third quarter 2001 and sales for the first nine months of 2002 were approximately 9% below the same nine month period in 2001.

  Income from continuing operations for the third quarter of 2002 was $17 million, or $.09 per share compared to $30 million or $.29 per share in 2001. For the first nine months of 2002, loss from continuing operations was $44 million or $.23 per share, compared to income from continuing operations of $70 million or $.69 per share in the first nine months of 2001. Third quarter resulted in a net loss of $2 million or $.01 per share, compared to net income of $30 million or $.29 per share in the third quarter of 2001. For the first nine months of 2002, net loss was $425 million or $2.24 per share, compared to net income of $70 million or $.69 per share in the first nine months of 2001. Included in the net loss in the third quarter and the first nine months of 2002 were results of discontinued operations and restructuring and merger-related costs. A loss of $19 million ($.10 per share) and $29 million ($.15 per share) was recorded for discontinued operations in the third quarter and the nine months ended September 30, 2002, respectively. Restructuring and merger-related costs in the third quarter and for the first nine months of 2002 were $28 million pretax or $.08 per share and $116 million pretax or $.38 per share, respectively. The net loss for the first nine months included a goodwill impairment charge of $352 million or $1.86 per share related to the adoption of SFAS 142, which was reflected as a cumulative effect of a change in accounting principle as of January 1, 2002 (See Note 5 to the consolidated financial statements). Income from continuing operations in the third quarter and for the first nine months of 2002 also reflect the effect of weaker markets for paper and paperboard.

Packaging segment	Three Months ended			Nine months ended
	September 30			September 30
(in millions)	2002	2001	2001	2002	2001	2001
			Pro forma[2]			Pro forma[2]
Sales	$971	$620	$903	$2,707	$1,889	$2,729
Segment profit [1]	88	40	68	206	138	204

  1 Segment profit is measured as results before goodwill amortization in 2001, restructuring charges, net pension credits, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

  2 The unaudited pro forma information for the three months and nine months ended September 30, 2001 reflects the results of continuing operations as if the business combination between Mead and Westvaco had been completed at the beginning of the periods presented. The pro forma information includes adjustments for increased depreciation, depletion and amortization related to the fair value of Mead's property, plant and equipment and identified intangible assets to a fair market value basis in connection with the acquisition accounting. Goodwill amortization recorded in 2001 has not been adjusted. In addition, Mead's operating results in January 2001 have been included in the pro forma operating results, whereas Mead's January 2002 operating results have been excluded from the actual 2002 operating results. This selected unaudited pro forma combined financial information for 2001 is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Mead and Westvaco had been completed at the beginning of the periods presented, nor is it indicative what the future operating results of the combined company will be.

  The packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft paperboard, packaging for consumer products and packaging equipment installed directly in the facilities of many of the company's customers in the beverage and dairy markets. Segment results include the results of the company's operations in Brazil, which include corrugating medium, linerboard and consumer packaging.

  Segment profit in the third quarter of $88 million was lower than the second quarter level of $93 million as higher selling prices and improved sales mix were offset by seasonally lower shipment volume of coated natural kraft and linerboard as well as the impact of scheduled maintenance downtime at the coated paperboard mill. Compared to the prior year, third quarter segment profit of $88 million was improved over $68 million pro forma last year, due to lower costs and higher shipment volumes of bleached paperboard, linerboard, saturating kraft and coated natural kraft. These lower costs compared to the prior year include approximately $5 million of benefit from the elimination of goodwill amortization. The higher selling prices experienced in the third quarter were a result of price increases in some grades of paperboard announced early in the third quarter.

  Results improved over the prior year for the consumer packaging operations in Europe and North America due to higher sales in media and entertainment markets and lower costs in North American converting operations. Sales of DVDs, where the company has a leading market position in packaging, were very strong worldwide, offsetting continued softness in markets for CD music. In packaging systems, sales of beverage packaging increased in North America compared to the prior year. At the company's Brazilian packaging subsidiary, Rigesa, operating results were ahead of the prior year due to seasonally strong demand and operating efficiency, despite that country's challenging economic environment.

Paper segment	Three Months ended			Nine months ended
	September 30			September 30
(in millions)	2002	2001	2001	2002	2001	2001
			Pro forma[2]			Pro forma[2]
Sales	$606	$191	$644	$1,548	$539	$1,942
Segment profit [loss] [1]	[3]	11	[9]	[60]	21	[25]

  The Paper segment produces coated printing papers, carbonless copy papers and industrial specialty papers.

  In the third quarter, sales in the Paper segment improved from the second quarter of 2002 as a result of a strong seasonal increase in shipment volumes of coated paper. Shipments of coated paper increased 24% from the second quarter of 2002 to match the third quarter of 2001. Segment operating results improved to a loss of $3 million in the third quarter of 2002 from a loss $45 million in the second quarter of 2002. The major reasons for the improved results were lower maintenance expenses, lower costs resulting from consolidation actions taken earlier in the year and higher shipments of coated paper. Compared to the prior year, third quarter results improved from a pro forma loss of $9 million in 2001 to an actual loss of $3 million in 2002. The improvement came as a result of $58 million in lower costs, including lower levels of market downtime. These lower costs offset a sharp decline in coated paper prices compared to the prior year.

  The coated paper mill system operated well during the third quarter. As a result of strong shipments and market-related downtime taken in the first half of the year, inventory levels of coated paper continued to decline in the third quarter and ended the quarter below the level at the beginning of the year. Pricing for coated paper appeared to stabilize near the end of the third quarter after declining for nearly two years. Average selling prices were down slightly from the second quarter and 7% below the third quarter of 2001. Based on strong seasonal improvement in demand, the company announced a price increase for certain coated free sheet and groundwood grades. For carbonless paper, average prices were comparable to the prior quarter and the prior year. Shipments of carbonless paper were unchanged from the second quarter and modestly lower than the prior year. In the third quarter, sales of industrial specialty papers increased from the prior year. Operating results improved slightly as a result of improved product mix and lower operating costs.

  After the quarter, the company announced plans to permanently shut down eight of the nine sheeters at its paper manufacturing facility in Luke, MD. This action, which is part of its on-going consolidation of the paper operations, will result in the elimination of 155 positions at that location. The company expects to incur $6 million of charges beginning in the fourth quarter of 2002 related to this action. The company's sheeting operations will be consolidated at Chillicothe, OH, with the addition of a new sheeting machine at the converting center.

Consumer and Office Products segment	Three Months ended			Nine months ended
	September 30			September 30
(in millions)	2002	2001	2001	2002	2001	2001
			Pro forma[2]			Pro forma[2]
Sales	$350	$88	$389	$806	$268	$943
Segment profit [1]	54	3	45	99	9	83

  The Consumer and Office Products segment manufactures and distributes school and office products, time management products and envelopes in North America through both retail and commercial channels.

  Segment sales in the third quarter 2002 were lower than pro forma sales in the same period last year due to the impact of lost revenue from business units sold, generally lower retail sales and pressure from offshore competition. Segment operating profit in the third quarter of 2002 improved seasonally from the second quarter. Segment profits improved over the prior year pro forma for the third quarter and for the first nine months primarily as a result of consolidations and other cost reductions measures taken since 2001. These lower costs compared to the prior year include approximately $4 million of benefit from the elimination of goodwill amortization. Results for the third quarter and the first nine months showed solid performance of the company's branded products in all major market segments, including school, time-management and envelopes, despite challenging market conditions and continued competition from lower-priced imported products.

  During the third quarter, the company announced plans to close three manufacturing plants in Worcester and Springfield, MA, and consolidate its northeastern operations in Enfield, CT. The company expects to eliminate approximately 200 positions as a result of the consolidation. The company incurred a pretax charge of $9 million during the quarter related to the closing.

Specialty Chemicals segment	Three Months ended			Nine months ended
	September 30			September 30
(in millions)	2002	2001	2001	2002	2001	2001
			Pro forma[2]			Pro forma[2]
Sales	$90	$87	$87	$260	$262	$262
Segment profit [1]	14	19	19	45	47	47

  The Specialty Chemicals segment manufactures specialty chemicals primarily derived from by-products of the papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins and emulsifiers for use in asphalt paving.

  Segment profit declined in the third quarter 2002 compared to the prior year as a result of higher operating costs and weaker markets for some industrial products and for ink resins. Segment profit in the third quarter of 2002 was $4 million below the level of the second quarter 2002, partially due to a seasonal drop in automotive products during automakers' model year changeover in July. During the third quarter, sales of activated carbon products to the automotive market improved over the prior year third quarter as the company's product capabilities continue to be enhanced to meet higher auto and truck emission standards. Sales of asphalt emulsifiers and fabric dye dispersants also increased.

  Other items

  Other expense [income], net - increased in the third quarter 2002 to $[12] million from $[10] million during the same period last year and in the first nine months of 2002 to $[45] million from $[24] million, in the same period in 2001. This increase was due primarily to increased gains on sales of timberland which were $38 million in the first nine months of 2002 compared to $20 million for 2001.

  Selling, research and administrative expenses increased compared to the third quarter of 2001 due to the Mead and Westvaco businesses having been combined and to restructuring and merger-related charges of $13 million recorded in the quarter. Interest expense increased for the nine months ended September 30, 2002 compared to the same period in 2001, due to the addition of interest related to Mead's outstanding debt offset somewhat by lower interest rates. The effective tax rate of 45% represents a tax benefit on a pretax loss for the nine months ended September 30, 2002. The comparable rate for the nine months ended September 30, 2001 was 26%. Differences from the statutory rate result primarily from the effect of differences between the tax and accounting treatment of certain items, lower tax rates in some international jurisdictions and the pretax loss in 2002.

  Outlook

  In the Packaging segment, the company announced price increases effective in the third quarter in bleached paperboard, linerboard and coated natural kraft paperboard in the U.S. The company began to realize a portion of these increases in the third quarter, and it expects to continue to realize these increases in the fourth quarter. Realization of the price increases is dependent on continued strong market demand beyond the seasonal improvement and customer restocking which was evident in the second and third quarters of 2002. The company expects the sale of its U.S. containerboard business, which was completed on September 30, 2002, to be accretive to earnings in the current market and in mid-cycle market conditions. While the company's Brazilian subsidiary, Rigesa, continued to perform well in the first nine months of 2002, the company recognizes that political and economic uncertainty in that region could affect future results.

  In the Paper segment, the company announced price increases for certain grades of coated paper effective in the fourth quarter, based upon strong seasonal demand in the third quarter. Prices for coated paper, which had been declining for nearly two years, appeared to stabilize in the third quarter at very low levels. Market conditions for coated paper remain challenging due to the weak economic environment and continued import competition associated with the strong U.S. dollar. Realization of the price increases in coated paper in the fourth quarter and into the first half of 2003 is dependent on continued strong market demand beyond the seasonal improvement and customer restocking evident in the third quarter of 2002.

  In the Consumer and Office Products segment, the company expects to complete the previously announced closure of its Front Royal, VA and Worcester and Springfield, MA, converting facilities in the fourth quarter of 2002. This action is part of a cost reduction program for the segment.

  The company expects to report in 2002 restructuring and merger-related costs in the range of $130 to $140 million, of which approximately $50 million is expected to have a cash effect.

  For the first nine months of 2002, capital spending totaled $242 million, which represents a rate well below the company's annual costs for depreciation, depletion and amortization. For the full year, the company expects capital spending to be approximately $400 million, which is below earlier estimates of $450 to $500 million.

  The company has realized merger-related synergy cost savings of $114 million for the first nine months of 2002. The company had expected to realize a goal of $140 million in merger related synergy cost savings by the end of 2002. Due to the success of its integration plan the company now expects to realize $170 million in these synergies in 2002. The company's original synergy goal for 2002 had been $90 million.

  Pension income, which will not have any effect on cash flows, was $30 million before tax in the third quarter and is expected to be approximately $125 million before tax for the full year 2002. The company is currently reviewing assumptions and judgments regarding its pension plans which will affect pension income for 2003 and will finalize them by December 31, 2002. Due to the recent decline in the market value of pension assets (particularly during the third quarter 2002), lower interest rates, lower expected equity returns and other factors, pension income is likely to be lower in 2003. However, the company's qualified pension plans remain overfunded and the company does not expect to be required to make contributions to the plans in the near term. The company currently estimates overall pension income in 2003 to range between $55 and $65 million before tax, which will not have any effect on cash flows. This estimate reflects the effects of the decline in the market value of plan assets, especially during the third quarter. The estimate also assumes a lower long-term rate of return on plan assets of 8.5%, a discount rate of 6.5%, as well as other factors. This range represents the current estimate of the company based on facts and circumstances known at this time. For additional information regarding the company's pension plans, see the critical accounting policies section of Management's Discussion and Analysis.

  Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to "Forward-looking statements" section, later in this document.

  LIQUIDITY AND CAPITAL RESOURCES

  Operating activities

  The ratio of current assets to current liabilities was 1.5 at September 30, 2002 compared to 1.4 at December 31, 2001. Cash flows provided by operations totaled $287 million for the nine months ended September 30, 2002, compared to $185 million for the same period in 2001.

  Investment activities

  Capital spending totaled $242 million for the nine months ended September 30, 2002, compared to $216 million for Westvaco only for the same period in 2001. As part of its program to improve return on investment, MeadWestvaco plans to continue to hold annual capital spending below depreciation and amortization levels over the next few years. MeadWestvaco's capital expenditures for 2002 are expected to be approximately $400 million. These expenditures will be used to support the company's current primary production capacity levels, address the requirements of consumer packaging facilities to satisfy anticipated customer needs, cover anticipated environmental capital expenditures and strengthen the company's technology platform. At the end of the third quarter, the company completed the previously announced sale of its U.S. containerboard business for $375 million. Proceeds from the sale will be used to reduce debt.

  Financing activities

  In December 2001, MeadWestvaco negotiated a $500 million bank credit agreement that expires in December 2006 and a $500 million bank credit agreement that expires in December 2002. The company expects to renew this latter facility through 2003. The combined $1 billion of credit was unused except for $56 million which was allocated to support commercial paper borrowings as of September 30, 2002. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company's option. There were commercial paper borrowings of $56 million and $75 million at September 30, 2002 and December 31, 2001, respectively. The $1 billion revolving credit agreements contain a financial covenant limiting the percentage of total debt to total capitalization to 55%. The percentage of debt to total capital for MeadWestvaco was 42% at September 30, 2002 and 46% at December 31, 2001 using the debt to capital measure as defined in the credit agreements. At September 30, 2002, MeadWestvaco had $445 million of notes payable and current maturities of long-term debt, compared to $167 million at December 31, 2001.

  On March 8, 2002, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $1 billion in debt securities. On April 2, 2002, the company issued $750 million of 6.85% ten-year notes covered by this registration statement, for the purpose of repayment of commercial paper. It is the company's policy to finance the major portion of its long-term borrowing needs with notes payable and bonds with longer maturities rather than relying on short-tem debt and to use interest rate swaps where feasible to convert fixed rate interest to floating rate interest. During the second quarter, the company issued $125 million of industrial development revenue refunding bonds, the proceeds of which were used to retire the refunded bonds during the third quarter.

  During the fourth quarter, the company plans to issue $300 million of 30-year debentures covered by the registration statement filed on March 8, 2002. Substantially all of the net proceeds from the sale of the debentures will be used to repay maturing long-term debt and to refinance higher interest rate debt. In connection with the early redemption and payment of debt in the fourth quarter, the company will incur approximately $6 million of pretax charges.

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

  On January 30, April 23, June 25, and November 2, 2002 the Board of Directors declared a dividend of $0.23 per share. MeadWestvaco had announced an annual dividend rate of $.92 per share.

  Effect of inflation

  The company believes inflation has not had a material effect on its net sales and revenues or on income from continuing operations; however, there can be no assurance that such items will not be affected by inflation in the future.

  Environmental and Legal matters

  MeadWestvaco's operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco have made significant capital expenditures in the past to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $50 million in capital expenditures in 2002, of which approximately $37 million was spent through the third quarter. The company estimates that approximately $45 million will be spent on environmental capital projects in 2003.

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

  MeadWestvaco has been notified by the EPA or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites currently operated or used by MeadWestvaco. Mead and Westvaco are also currently named as potentially responsible parties ("PRP"), or have received third party requests for contribution under federal, state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. Although the costs associated with remediation of all these sites are not certain at this time, MeadWestvaco has established reserves of approximately $47 million relating to current environmental litigation and proceedings which it believes are probable and reasonably estimable. These reserves were established after considering the number of other PRPs, their ability to pay their portion of the costs, Mead's or Westvaco's relative contribution to the site, and other factors. Expenses to be charged to this reserve are not included in the anticipated capital expenditures previously stated. MeadWestvaco believes that it is reasonably possible that costs associated with these sites may exceed current reserves by amounts that may prove insignificant or by as much as approximately $40 million. This estimate of the range of reasonably possible additional costs is less certain than the estimate upon which reserves are based. Payments made relating to these sites were not material to liquidity during the year and are not expected to be material for the remainder of 2002. The accrual for CERCLA and similar state law liabilities does not include amounts separately reserved for company-owned landfill closures.

  As with numerous other large industrial companies, MeadWestvaco has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through settlement, or through dismissal without any payment to the plaintiff. To date, the costs resulting from the litigation, including settlement costs, have not been significant. The company reported in August of 2002 that, consistent with a national trend, the volume of cases naming the company had increased. As of early November, there were approximately 600 such lawsuits. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs in future years resolving these claims. The company believes, however, that it has substantial insurance to cover these claims and the cost of defending against them. Although the outcome of this type of litigation is subject to many uncertainties, the company does not believe that such claims will have a material adverse effect on its consolidated financial position, liquidity or results of operations.

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

  Other Items Including Restructuring and Business Improvement Actions

  MeadWestvaco expects restructuring and other merger-related costs charged to earnings in 2002 to approximate $130 to $140 million, of which about $116 million was taken in the first nine months of 2002. In accordance with purchase accounting guidelines, these costs relate to the former Westvaco operations Of the total estimated $130 to $140 million in charges, about $50 million is expected to have a cash effect.

  Nine months ended September 30, 2002

  During the first nine months of 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $116 million, of which $57 million and $59 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

  Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

  The following table and discussion presents additional detail of the charges by business segment:
	Restructuring
In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other	Other Merger Related Costs	Total
Packaging	$ 5	$ 5				$ 10
Paper	11	3	$1		$11	26
Consumer and Office Products	5	2	1	$1	1	10
Corporate and other	19	17			34	70
	$40	$27	$2	$1	$46	$116
	==	==	=	=	==	===

	Employee Costs	Other Costs	Total
Balance of related accruals at December 31, 2001	$ 4	$2	$ 6
Add: current charges	27	1	28
Less: payments	19	2	21
Balance of related accruals remaining at September 30, 2002	$12	$ 1	$13
	==	=	==

  Three months ended September 30, 2002

  During the three months ended September 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger related costs of $28 million, of which $15 million and $13 million were recorded within cost of sales and selling, research and administrative expenses, respectively.

  Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

  The following table and discussion presents additional detail of the charges by business segment recorded:

	Restructuring
In millions	Asset Writedowns	Employee Costs	Inventory Writedowns	Other	Other Merger Related Costs	Total
Packaging	$ 3	$ 2				$ 5
Consumer and Office Products	5	2	$1	$1	$ 1	10
Corporate and other		[1]			14	13
	$ 8	$ 3	$1	$1	$15	$28
	=	==	=	=	==	==

  Packaging: Due to the company's exit from the U.S. tobacco carton market, the company reviewed certain long lived assets in its consumer packaging business for impairment during the third quarter. As a result of the review, production facilities were written down to their fair values using an assets-held-for-use model and the company recorded a pretax impairment charge of $3 million.

  The company also took actions to streamline its packaging operations through the disposal of a packaging plant in Richmond, VA and through other cost reduction measures. These actions resulted in a second quarter pretax charge of $5 million. This charge is primarily due to the write down of long-lived assets and employee restructuring benefit costs covering approximately 200 former Westvaco employees. As of September 30, 2002, 108 employees had separated, the remaining separations are expected to occur by the end of 2002.

  Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent shut down of an older, high-cost coated paper machine at the Westvaco Luke, MD mill. Charges during the first quarter of 2002 associated with the shutdown included $11 million to write down the assets using an assets-to-be-disposed-of model. Integration of the Mead and Westvaco paper groups resulted in $3 million of restructuring benefit costs covering approximately 70 former Westvaco employees. As of September 30, 2002, 43 employees had separated. The remaining separations are expected to occur by the end of 2002. In addition, during 2002 the company recognized related inventory writedowns of $1 million.

  Consumer & Office Products: During the third quarter, the company announced its plans to close three of its segment's envelope plants with one located in Worcester, MA and two located in Springfield, MA. During the third quarter the company closed the Worcester plant and transferred product manufacturing to other company facilities. These actions resulted in a third quarter pretax charge of approximately $9 million. The charge is associated with asset write-downs, employee restructuring benefit costs and other closure-related expenses.

  Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in current year charges that included $19 million of asset write-downs and $17 million of employee restructuring benefit costs covering about 360 employees, which the company expects to be substantially completed by year end 2002.

  Other merger and related costs include charges for integration-related consulting and costs associated with relocating certain functions which were expensed as incurred.

  MeadWestvaco had previously announced plans to take actions resulting in annual synergies of $325 million by the end of two years. A number of actions were taken before the merger, including the closure of a paper mill in Tyrone, PA, and restructuring actions in the Packaging segment. Since the merger, the company has sold its U.S. containerboard business, and taken or announced a number of other steps including the shutdown of four paper machines as part of the company's consolidation of its coated paper operations. As a result of these and other integration actions following the merger, the company achieved $56 million in on-going savings (synergies) in the third quarter and a total of $114 million in the first nine months of 2002. The company expects to achieve at least $170 million in on-going savings by year end 2002, and at least $325 million by the end of 2003. These and other integration actions, including the sale of the containerboard business, have led to employee reductions of approximately 3,600 positions to date, or about 10% of the total employee base. By year end 2002, total work force reduction is expected to be 4,000.

  Fiscal year 2001

  During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $5 million of inventory writedowns included within cost of sales. The charges were primarily recorded in October of 2001 and were primarily attributable to realignment of the consumer packaging operations and the shut down of a paper mill in Tyrone, PA. As of September 30, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs were utilized.

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

  Environmental liabilities:  The company records accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties and actual costs could be materially greater or less than the estimated amounts.

  Restructuring and other charges:  In 2001 and 2002 the company recorded charges for the reduction of its workforce, the closure of manufacturing facilities, and other merger related items, including charges for integration-related consulting and costs associated with relocating certain company functions. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

  Pension and postretirement benefits: Assumptions used in the determination of pension income and postretirement benefit expense, including the discount rate, the expected return on plan assets, and increases in future compensation and medical costs, are evaluated by the company, reviewed with the plan actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs which are more favorable than assumptions can have the effect of lowering expense and cash contributions, and, conversely, actual results which are less favorable than assumptions could increase expense and cash contributions. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense and obligations in such future periods.

  The qualified pension plans continue to be overfunded although the value of pension fund assets has declined significantly from $3.4 billion at December 31, 2001 to $2.6 billion at September 30, 2002, reflecting overall equity market performance. The aggregate of qualified plans' pension assets exceeded projected benefit obligations by about 10% at September 30, 2002. In order for the company to be required to make any cash contributions to the qualified plans in the near term, a further decline of more than 20% in the value of fund assets would be necessary.

  In 2002, legacy company plans used slightly different assumptions, including the expected return on plan assets of 8.75% and 9% and discount rates of 6.5% and 7%. If the company were to reduce the percentage rate for the return on plan assets and the discount rate by 0.5%, annual earnings would be lower by approximately $15 to $18 million and $7 to $10 million, respectively. Similarly, a reduction in the value of plan assets will cause a reduction in non-cash pension income.

  The company expects to report pension income, which will not have any effect on cash flows, of approximately $125 million before tax in 2002. The company is currently reviewing assumptions and judgments regarding its pension plans which will affect pension income for 2003 and will finalize them by December 31, 2002. Due to the recent decline in the market value of pension assets (particularly during the third quarter 2002), lower interest rates, lower expected equity returns and other factors, pension income is likely to be lower in 2003. The company currently estimates overall pension income in 2003 to range between $55 and $65 million before tax, which will not have any effect on cash flows. This estimate reflects the effects of the decline in the market value of plan assets, especially during the third quarter. The estimate also assumes a lower long-term rate of return on plan assets of 8.5%, a discount rate of 6.5%, as well as other factors. This range represents the current estimate of the company based on facts and circumstances known at this time.

  Long-lived assets

  Useful lives: Useful lives of tangible and intangible assets are based on management's estimates of the periods that the assets will be productively utilized in the revenue-generation process. Factors that affect the determination of lives include prior experience with similar assets, product life expectations and industry practices.

  Tangible assets: The company reviews long-lived assets other than goodwill and indefinite lived intangible assets for impairment in accordance with SFAS 144. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For example:
      significant underperformance relative to expected historical or projected future operating results;
      significant negative industry or economic trends;
      significant changes in the manner of the use of acquired assets; and
      the loss of a significant customer.

  Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

  Intangible assets: Business acquisitions often result in recording intangible assets, the values of which are often based upon, in part, independent third-party appraisals. Like long-lived tangible assets, intangible assets are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets considerable judgment is must be exercised.

  Goodwill: Goodwill often arises in business acquisitions. As with tangible and intangible assets, periodic impairment reviews are required, but at least annually as well as when events or circumstances change. As with impairment reviews of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. In accordance with the transition provisions of SFAS 142, Goodwill and Other Intangible Assets, the company assessed the value of its goodwill as of January 1, 2002 and determined an impairment charge was warranted. The nature of the charge is discussed in Note 3 to the consolidated financial statements. After the transition, the company will review the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. At September 30, 2002, goodwill totaled $726 million, representing approximately 5% of total assets.

  Revenue recognition: The company recognizes revenues at the point the risk of ownership passes with recognition of appropriate allowances for estimated returns and allowances based on historical experience, current trends and any notification received of pending returns. Changing economic conditions and markets may require adjustment to allowances if unforeseen events occur.

  Stock options: The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its stock option plans. That opinion does not require a company to expense the value of stock options granted to employees. However, if compensation cost for the company's stock options granted in 2001 had been determined based on the fair value method of SFAS 123, Accounting for Stock-Based Compensation, the combined companies' expense would have been $11 million after tax, recognized ratably over the one year vesting period. In addition, during the second quarter of 2002 the company granted stock options in recognition of efforts related to the merger, which, if determined based on the fair value method of SFAS 123, would have resulted in a $5 million charge, after tax, recognized ratably over the three year vesting period.

  Recently Issued Accounting Standards

  Effective January 1, 2002, the company adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets. The company will no longer record approximately $14 million of annual amortization charges relating to its existing goodwill. The company has determined its reporting units to be components within its packaging and paper segments and its consumer and office products and specialty chemicals segments. In accordance with SFAS 142 goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment upon adoption of the standard and annually thereafter. Goodwill is deemed to be impaired if the net book value of a reporting unit exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds its estimated fair value. The company recorded an impairment charge of $352 million resulting from the transitional impairment tests which is reflected as the cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair value using a discounted cash flow methodology. The impairment charge related to various consumer packaging businesses acquired during 2000 and 2001. Since that time the economic environment has weakened and valuations for similar businesses are lower. The company will perform its annual impairment review during the fourth quarter of each year, commencing this year. For further discussion, see Note 4 to the consolidated financial statements.

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

  Item 4. Controls and Procedures

  Within the 90-days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

  There have been no significant changes in the company's internal controls or in other factors which could significantly affect internal controls subsequent to the date that the company carried out its evaluation.

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

  Reference is made to the third paragraph under "Item 3. Legal Proceedings" in MeadWestvaco's Annual Report on Form 10-K for the transition period ended December 31, 2001, regarding a lawsuit with Beazer East, Inc. ("Beazer"). An order on past costs was entered in the proceeding in September 2002, which granted Beazer an award of $3.25 million (67.5% of approximately $4.8 million in past costs Beazer had incurred through 2000) plus pre-judgment interest (stipulated by the parties at approximately $1.6 million). The order entry concluded the trial phase of the proceeding. MeadWestvaco has filed a Notice of Appeal of the order to the U.S. Court of Appeals for the 3rd Circuit. Based on information currently available, after considering established reserves and rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operation of the company.

  Reference is made to the fifth paragraph under "Item 3. Legal Proceedings" in MeadWestvaco's Annual Report on Form 10-K for the transition period ended December 31, 2001, regarding the Chattanooga Creek Superfund Site. On September 30, 2002, the EPA issued its Record of Decision for final remediation of the Chattanooga Creek Superfund Site, including those portions of the Creek not included within the scope of the interim removal action. The estimated costs of EPA's selected remedy is approximately $7.5 million. EPA and the potentially responsible parties have commenced discussions concerning allocation of liability and implementation of a remedy. Based on information currently available, after considering established reserves and rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the financial condition, liquidity or results of operation of the company.

  Item 4. Submission of Matters to a Vote of Security Holders

  None

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

10.		Material Contracts:
(1)

  Amendment to the Form of Employment Agreement by and between Jerome F. Tatar and the Registrant, previously filed as exhibit 10.x to the company's Annul Report on Form 10-K for the transition period ended December 31, 2002, File 1-31215, and incorporated herein by reference.

(2)

  Amendment to the Form of Employment Agreement by and between Raymond W. Lane and the Registrant, previously filed as exhibit 10.xxxiii to the company's Annul Report on Form 10-K for the transition period ended December 31, 2002, File 1-31215, and incorporated herein by reference.

  (b) Reports on Form 8-K:

(1)

  A Form 8-K was filed on August 14, 2002 under Item 9 announcing that the Principal Executive Officer, John A. Luke, Jr., and the Principal Financial Officer, Karen R. Osar, of MeadWestvaco Corporation (the "Registrant") submitted to the United States Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460 (June 27, 2002).

(2)	A Form 8-K was filed on August 16, 2002 under Item 5 and Item 7 on the subject of a press release regarding the Registrant's comments on asbestos litigation.
(3)

  A Form 8-K was filed on August 19, 2002 under Item 5 and Item 7 regarding a statement describing developments in asbestos-related litigation involving the Registrant, and including a written series of questions and answers relating to this litigation.

(4)	A Form 8-K was filed on August 28, 2002 under Item 5 and Item 7 regarding a press release relating to the retirement of Jerome F. Tatar as Chairman of the Board of the Company.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  MEADWESTVACO CORPORATION

  (Registrant)

November 14, 2002	/s/ Karen R. Osar
Karen R. Osar
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

  CERTIFICATION

  I, John A. Luke, Jr., President and Chief Executive Officer, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of MeadWestvaco Corporation, registrant;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002

  /s/ John A. Luke, Jr.
  John A. Luke, Jr.

  President and Chief Executive Officer

  CERTIFICATION

  I, Karen R. Osar, Senior Vice President and Chief Financial Officer, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of MeadWestvaco Corporation, registrant;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: November 14, 2002

  /s/Karen R. Osar
  Karen R. Osar

  Senior Vice President
  and Chief Financial Officer