Form 10-K
period 2002-12-31
MEADWESTVACO CORP
filed 2003-03-03
CIK 1159297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  X   No ____

At June 30, 2002, the aggregate market value of voting common stock held by nonaffiliates was $6,709,227,038 determined by multiplying the highest selling price of a common share on the New York Stock Exchange - Composite Transaction Tape on such date times the amount by which the total stock outstanding exceeded the stock beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2003, the number of shares of common stock of the Registrant outstanding was 200,151,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders are incorporated by reference in Part I and II. Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 22, 2003, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 21, 2003.

Introduction

This report covers the twelve-month period ended December 31, 2002. MeadWestvaco Corporation was formed in connection with the merger of equals of The Mead Corporation ("Mead") and Westvaco Corporation ("Westvaco"), which was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Therefore, the historical financial statements of Westvaco are the consolidated historical financial statements of MeadWestvaco. Accordingly, the financial results for the periods prior to the merger included in this report are the financial results of Westvaco. Effective January 29, 2002, Westvaco changed its fiscal year from a fiscal year ending October 31, to a fiscal year ending December 31; therefore, this report includes financial information for the two-month transition period ended December 31, 2001 (the "Transition Period").

Part I

Item 1. Business

General
MeadWestvaco Corporation, a Delaware corporation, is a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. MeadWestvaco's predecessor company, MW Holdings Corporation, was formed in 2001 for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation. The merger of Mead and Westvaco was completed on January 29, 2002 and the company's name was changed to MeadWestvaco Corporation. As a result of the merger, Mead and Westvaco each became wholly-owned subsidiaries of MeadWestvaco. Effective at the close of business on December 31, 2002, as part of an internal corporate restructuring, Westvaco was merged into MeadWestvaco and Mead was merged into a wholly-owned subsidiary of MeadWestvaco. Unless otherwise indicated or the context otherwise requires, the terms "MeadWestvaco" or "the company" refer to MeadWestvaco Corporation and its consolidated subsidiaries and, for periods up to and including December 31, 2002, the terms "Mead" and "Westvaco" refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because the merger is treated as an acquisition of Mead by Westvaco for accounting purposes, effective January 29, 2002, the historical financial statements of Westvaco became the consolidated financial statements of MeadWestvaco, the registrant. The accompanying consolidated statement of operations for the year ended December 31, 2002 includes approximately eleven months of Mead's results and twelve months of Westvaco's results. The historical financial information contained herein reflects periods prior to the merger of Mead and Westvaco and, as such, does not reflect accounting for the business combination.

Information concerning Mead's financial results for the twelve-month period ended December 31, 2001, is contained in MeadWestvaco's Current Report on Form 8-K/A filed with the Securities and Exchange Commission (the "SEC") on March 8, 2002.

Westvaco, a Delaware corporation, was incorporated in 1899 as West Virginia Pulp and Paper Company. Westvaco's historical business was as a producer of packaging, paper and specialty chemicals. Westvaco served customers in more than 70 countries with operations in the United States, Brazil, Europe and Asia. Westvaco produced coated papers and paperboard. Westvaco was also a leading global supplier of premium packaging for consumer products markets and specialty chemicals, including activated carbon and asphalt emulsifiers.

Mead, an Ohio corporation, was incorporated in 1930 as the outgrowth of a paper manufacturing business founded in 1846. Mead's historical business was as a producer of paper, packaging systems, pulp, paperboard, lumber and other wood products. Mead also manufactured and distributed consumer and office supplies including time management products. Mead served customers in approximately 100 countries with operations in the United States, Canada, Latin America, Europe and Asia.

Business segments
MeadWestvaco's principal operating business segments are (1) packaging, (2) paper, (3) consumer and office products and (4) specialty chemicals.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, packaging for consumer products including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and health care products. The segment also produces corrugating medium, linerboard, and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda. In addition, the segment manufactures equipment that is leased to its beverage and dairy customers to package their products. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, media products and nonrefrigerated beverages. Coated natural kraft is used for a range of packaging applications, the largest of which for MeadWestvaco is multiple beverage packaging. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as in pad stock for electronic components.

The Paper segment manufactures, markets and distributes coated printing papers, carbonless copy papers and industrial specialty papers. MeadWestvaco makes a full range of coated papers for magazines, catalogs, textbooks and advertising materials, including specialty papers for labels and wraps. MeadWestvaco also produces digital printing papers; carbonless copy papers for business forms; and papers for specialty applications, including decorative laminated surfaces and automotive transmissions.

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products and envelopes in North America through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including Mead®, AT-A-GLANCE®, Cambridge®, Five Star® and Trapper Keeper®.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from saw dust and from the by-products of the papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving, and dyestuffs.

For a more detailed description of MeadWestvaco's segments, including financial information, see Note S of the consolidated financial statements included in the MeadWestvaco 2002 Annual Report to Shareholders, incorporated herein by reference.

Marketing and distribution
The principal markets for MeadWestvaco's products are in the United States, Canada, Latin America, Europe and Asia. MeadWestvaco operates in 29 countries and serves customers in approximately 100 nations. MeadWestvaco's products are sold through a mixture of its own sales force and through paper merchants and distributors. The company has sales offices in key cities throughout the world.

Forestry
The principal raw material used in the manufacture of paper, paperboard and pulp is wood. MeadWestvaco's strategy, based on the location of its mills and the composition of surrounding forestland ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and private contractors and suppliers for the balance. MeadWestvaco owns and manages approximately three million acres of forests worldwide. As part of MeadWestvaco's strategic review of its forestlands holdings, the company expects to reduce its U.S. land base over the next several years, disposing of parcels which do not fit into MeadWestvaco's strategy of focusing resources and technology on the land base that will most efficiently support the company's mills.

MeadWestvaco expects to continue to obtain its wood requirements from company owned or controlled forestlands, from private woodland owners and private contractors or suppliers, including participants in the company's Cooperative Forest Management Program (CFM) which provides an additional source of wood fiber from acreage owned by participating landowners and managed with assistance from company foresters. The company believes that these sources will be able to adequately supply the company's needs.

As of December 31, 2002, MeadWestvaco owned approximately 120,000 acres of forestland in Brazil (more than 2,000 miles from the Amazon rainforests); and approximately three million acres of forestland in the United States, including 439,000 acres in the Middle Atlantic; 965,000 acres in the Midwest; 642,000 acres in New England; and 1,016,000 acres in the South.

Intellectual property

MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to MeadWestvaco's business, the loss of any one or any related group of such rights would not have a material adverse effect on the business of MeadWestvaco, with the exception of the "Mead®" mark for consumer and office products.

Competition
MeadWestvaco operates in very challenging domestic and international markets, and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, the company's business is affected by a range of macroeconomic conditions, including industry capacity; a trend in the paper and forest products industry toward consolidation; global competition; economic conditions in the U.S. and abroad; and currency exchange rates.

The company competes principally through quality; price; value-added products and services such as packaging solutions; customer service; innovation; technology; and product design. The company's proprietary trademarks and patents are also important to the company's competitive position in certain markets.

MeadWestvaco's Packaging segment competes globally with manufacturers of value-added bleached and unbleached paperboard for packaging and graphic applications, as well as specialty paperboards, and numerous national and regional packaging service providers in the package design, development and manufacturing arenas. The Paper segment competes with numerous other major paper manufacturers, both domestic and foreign, including coated, carbonless and digital paper producers in the printing and writing segments and decorative laminating papermakers. The Consumer and Office Products segment competes with national and regional converters as well as foreign producers. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, lignin-based chemicals, carbon adsorption technology and synthetic resins suppliers.

Research

MeadWestvaco's research and development efforts are primarily focused on increased timber and fiber production on a sustainable basis, as well as new product innovation and process enhancements.

Environmental Laws and Regulations
MeadWestvaco's operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $45 million in environmental capital expenditures in 2003 and approximately $52 million in 2004. Approximately $49 million was spent on environmental capital projects in 2002.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the "Cluster Rules") designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. Mead and Westvaco have taken major steps to comply with the Cluster Rules. MeadWestvaco expects to incur capital expenditures beyond the expenditures stated above by approximately $55 million to comply with the Cluster Rules by 2006.

MeadWestvaco has been notified by the U.S. Environmental Protection Agency (the "EPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party ("PRP"), or has received third party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3, "Legal Proceedings." There are other sites which may contain contamination or which may be potential Superfund sites but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $34 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. This reflects a reduction of approximately $10 million in its liabilities in the fourth quarter of 2002 based on favorable developments and new information. Amounts to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $40 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3, "Legal proceedings".

Employees

MeadWestvaco employs approximately 30,700 people worldwide, of whom 23,000 are employed in the United States and 7,700 are employed internationally. Of this group, approximately 12,000 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco's European facilities have separate house union agreements or series of agreements specific to the workforce at each facility.

International operations
MeadWestvaco's operations outside the United States are conducted through subsidiaries located in Canada, Latin America, Europe and Asia. While there are risks inherent in foreign investments, MeadWestvaco does not believe at this time that such risks are material to its overall business prospects.

MeadWestvaco's sales that were attributable to domestic operations were 84% for the year ended December 31, 2002, 83% during the Transition Period and 89% for the fiscal year ended October 31, 2001, and 94% for the fiscal year ended October 31, 2000. MeadWestvaco's sales that were attributable to foreign operations were 16% for the year ended December 31, 2002, 17% during the Transition Period, 11% for fiscal year 2001 and 6% for fiscal year 2000. Export sales from MeadWestvaco's U.S. operations were approximately 13% in the year ended December 31, 2002, 15% during the Transition Period and 14% and 15% of MeadWestvaco's fiscal year sales in 2001 and 2000, respectively. For more information about domestic and foreign operations, see Note S to the consolidated financial statements included in the MeadWestvaco 2002 Annual Report to Shareholders, incorporated herein by reference.

Available Information

The company's Internet address is www.meadwestvaco.com. Please note that MeadWestvaco's Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on the company's website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MeadWestvaco files annual, quarterly and current reports, proxy statements and other information with the SEC and it makes available free of charge most of the company's SEC filings through its Internet website as soon as reasonably practicable after these materials are filed electronically with the SEC. You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of the company's website

Item 2. Properties

MeadWestvaco is headquartered in Stamford, Connecticut, and maintains a significant corporate and operational presence in Dayton, Ohio. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. For information concerning the company's forestlands, see Part I, Item 1, "Business". The location of MeadWestvaco's production facilities are as follows:

Packaging
Paperboard mills
Cottonton, Alabama Evadale, Texas Tres Barras, Santa Catarina, Brazil	Covington, Virginia North Charleston, South Carolina Valinhos, Sao Paulo, Brazil

Extrusion and sheeting plants
Low Moor, Virginia	Silsbee, Texas
Venlo, The Netherlands

Consumer packaging plants
Birmingham, United Kingdom	Bydgoszcz, Poland
Caguas, Puerto Rico (Leased)	Cleveland, Tennessee
Corby, United Kingdom	Crimmitschau, Germany
Dresden, Germany	Dublin, Ireland (Leased)
Enschede, The Netherlands	Franklin Park, Illinois (Leased)
Freden, Germany	Garner, North Carolina
Graz, Austria	Greenville, Mississippi (closing June 2003)
Grover, North Carolina	Haarlem, The Netherlands
Jacksonville, Illinois	Krakow, Poland
Littlehampton, United Kingdom (Leased)	London, United Kingdom (Leased)
Louisa, Virginia (Leased)	Louisville, Kentucky
Mebane, North Carolina	Melrose Park, Illinois (Leased)
Moscow, Russia (Leased)	Newark, Delaware(closing April 2003)
Norwich, Connecticut	Pinebrook, New Jersey
Pittsfield, Massachusetts (Leased)	Richmond, Virginia
Salzburg, Austria (Leased)	Slough, United Kingdom (Leased)
Svitavy, Czech Republic	Swindon, United Kingdom (Leased)
Uden, The Netherlands (Leased)	Valinhos, Sao Paulo, Brazil
Warrington, Pennsylvania (Leased)

Lumber product plants
Cottonton, Alabama	Greenville, Georgia
Summerville, South Carolina

Corrugated container plants
Blumenau, Santa Catarina, Brazil	Manaus, Amazonas, Brazil
Pacajus, Ceara, Brazil	Valinhos, Sao Paulo, Brazil
I-6

Multiple packaging systems plants
Ajax, Ontario, Canada Bilboa, Spain	Atlanta, Georgia Borghetto, Italy
Bristol, United Kingdom Chateauroux, France Deols, France Roosendaal, The Netherlands Smyrna, Georgia	Buena Park, California Chicago, Illinois Lanett, Alabama Shimada, Japan Trier, Germany
Papers

Paper mills
Chillicothe, Ohio	County Devon, United Kingdom
Escanaba, Michigan	Luke, Maryland
Potsdam, New York	Rumford, Maine
South Lee, Massachusetts	Wickliffe, Kentucky

Carbonless converting plant
Freemont, Ohio

Consumer & Office Products
Plants and distribution centers
Alexandria, Pennsylvania	Garden Grove, California
Garland, Texas	Mexico City, Mexico
Nuevo Laredo, Mexico	Sidney, New York
St. Joseph, Missouri	Toronto, Ontario, Canada

Envelope plants Atlanta, Georgia Enfield, Connecticut Indianapolis, Indiana Williamsburg, Pennsylvania	Dallas, Texas Kenosha, Wisconsin Los Angeles, California

Specialty Chemicals
Covington, Virginia	DeRidder, Louisiana
North Charleston, South Carolina	Wickliffe, Kentucky

Forestry centers
Chillicothe, Ohio	Escanaba, Michigan
Phenix City, Alabama	Rumford, Maine
Rupert, West Virginia	Summerville, South Carolina
Tres Barras, Santa Catarina, Brazil	Wickliffe, Kentucky

Research facilities
Chillicothe, Ohio	Laurel, Maryland
North Charleston, South Carolina	Summerville, South Carolina

Leases
For financial data on certain MeadWestvaco leases, see Note K to the consolidated financial statements, included in the MeadWestvaco 2002 Annual Report to Shareholders, and incorporated herein by reference.

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

MeadWestvaco owns in fee all of the facilities listed above, except certain warehouses and general offices, as noted, and pending purchases.

Item 3. Legal proceedings

The Cluster Rules' regulations, issued by EPA in April 1998, established new requirements regarding air emissions and wastewater discharges from pulp and paper mills to be met by the year 2006. See Part I, Item 1, "Business - Environmental Laws and Regulations." On April 19, 2002, the U.S. Court of Appeals for the District of Columbia Circuit upheld EPA's Cluster Rules, denying the respective legal challenges of environmental organizations and industry, including MeadWestvaco. The consequence of the ruling is that EPA regulations promulgated in 1998 remain in effect and projected additional compliance costs sought in the proceeding by environmental organizations are not required. On May 31, 2002, environmental organizations filed a petition for rehearing en banc requesting the entire U.S. Court of Appeals for the District of Columbia Circuit reconsider the panel's decision of April 19, 2002. The petition for rehearing was denied on July 5, 2002, and the matter is concluded.

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco's Luke, Maryland mill, alleging violation of EPA's Prevention of Significant Deterioration ("PSD") regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with EPA's allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco's Motion for Partial Dismissal and dismissed the EPA's claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Discovery is proceeding in connection with the remaining claims. No trial date has been set, but a trial is not expected to commence before late 2003.

On March 6, 1991, Beazer East, Inc. ("Beazer") sued Mead in the United States District Court for the Western District of Pennsylvania alleging liability for certain past and future costs incurred by Beazer at the former Mead Woodward Facility located in Dolomite, Alabama. In September 2002, the court entered an order granting Beazer an award of $3.25 million plus pre-judgment interest (stipulated by the parties at approximately $1.6 million). The order entry concluded the trial phase of the proceeding. MeadWestvaco has filed a Notice of Appeal to the U.S. Court of Appeals for the 3rd Circuit. Based on information currently available, after considering established liabilities and rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

In June 1996, EPA announced plans to undertake an interim removal action involving the excavation and treatment/disposal of bulk tar deposits located in or near the Chattanooga Creek and certain waste piles located near a closed Mead manufacturing facility located in Chattanooga, Tennessee. In July 1996, several PRPs, including Mead and the U.S. Department of Defense, received special notice letters from EPA advising them of their potential liability for the removal action. In December 1996, EPA issued Unilateral Administrative Orders under Section 106 of CERCLA to Mead and two other private parties. In January 1997, Mead indicated its intent to not comply with the Section 106 Order. A party who, without sufficient cause, refuses to comply with an order issued under Section 106 of CERCLA may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the EPA as a result of the failure to comply with such order. MeadWestvaco believes, based on its review of the facts and the law applicable to the matter, including the absence of findings by the EPA, that Mead had sufficient cause not to comply with the Section 106 Order. However, if the EPA decides to bring an enforcement action against Mead as a result of its failure to comply with the 106 Order, there can be no assurance as to the outcome of such action. EPA completed the removal action in November 1998. In January 2000, EPA indicated that the cost of the removal action was approximately $13 million. EPA and the PRPs are currently in settlement discussions concerning the removal action.

On September 30, 2002, the EPA issued its Record of Decision for final remediation of the Chattanooga Creek Superfund Site, including those portions of the Creek not included within the scope of the interim removal action. The estimated cost of EPA's selected remedy is approximately $9 million. EPA and the PRPs have commenced discussions concerning allocation of liability and implementation of a remedy. Based on information currently available MeadWestvaco does not expect this proceeding will have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

In 1999, Mead received notice from the Rock-Tenn Company of a demand from the Michigan Department of Environmental Quality ("MDEQ") concerning Rock-Tenn's Otsego, Michigan mill property. In the notice to Rock-Tenn, MDEQ referred to potential liability under federal and state environmental laws for certain discharges to the Kalamazoo River, including discharges of polychlorinated biphenyls ("PCBs"), and for environmental response actions that have been or may be undertaken at the Allied Paper, Inc./Portage Creek/Kalamazoo River Superfund Site or the Otsego mill property because of the presence of PCBs. Mead sold the Otsego mill and other assets to Rock-Tenn in 1987. Rock-Tenn alleges Mead is legally responsible for the presence of PCBs at the Otsego mill and that Rock-Tenn is entitled to indemnification from Mead for all costs and liabilities associated with the presence or discharge of PCBs. MeadWestvaco disputes Rock-Tenn's allegations and legal conclusions concerning Mead's responsibility, based in part on Rock-Tenn's operations at the Otsego mill since 1987. Based on information currently available, after considering established liabilities and rights to contribution, MeadWestvaco does not expect these proceedings will have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

In 1999, Mead received notice from the Maine Department of Environmental Protection ("MDEP") that it was seeking an investigation and possible remediation of certain solid waste management areas at Mead's Rumford, Maine mill, including areas that may be a source of mercury contamination. Prior to Mead's acquisition of the mill in November 1996, a chlor-alkali facility using mercury operated on portions of the property. Mead has engaged in discussions with the MDEP concerning the scope and nature of any required investigation and/or remediation, and during 2002 Mead completed certain initial investigation efforts. Based on information currently available, after considering rights to contribution, MeadWestvaco does not expect this proceeding will have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

MeadWestvaco has established liabilities of approximately $34 million relating to the aforementioned and other environmental proceedings. Additional information is included in Part I, Item 1, "Business--Environmental Laws and Regulations," and Note Q to the consolidated financial statements included in the MeadWestvaco 2002 Annual Report to Shareholders incorporated herein by reference.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

Item 4. Submission of matters to a vote of security holders
There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2002.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age *	Present position	Year in which service in present position began
Jerome F. Tatar**	56	Chairman - Retired as of December 30, 2002	2002
John A. Luke, Jr.***	54	Chairman, President and Chief Executive Officer	2002
James A. Buzzard	48	Executive Vice President	2002
Raymond W. Lane	54	Executive Vice President	2002
Ian W. Millar	52	Executive Vice President	2002
Rita V. Foley	49	Senior Vice President	2002
Cynthia A. Niekamp	43	Senior Vice President	2002
Karen R. Osar	53	Senior Vice President and Chief Financial Officer	2002
Linda V. Schreiner	43	Senior Vice President	2002
Mark T. Watkins	49	Senior Vice President	2002
Wendell L. Willkie, II	51	Senior Vice President, General Counsel and Secretary	2002
Ned W. Massee	52	Vice President	2002
Barbara L. Brasier	44	Treasurer	2002
John E. Banu	55	Comptroller	2002

* As of March 1, 2003

**Former Director of MeadWestvaco

***Director of MeadWestvaco

MeadWestvaco's officers are elected by the Board of Directors annually for one-year terms.

Prior to the merger of Mead and Westvaco, the executive officers served in the following capacities:

Jerome F. Tatar, Chairman of the Board, Chief Executive Officer and President of Mead since 1997;

John A. Luke, Jr., Chairman of the Board, Chief Executive Officer and President of Westvaco since 1996;

James A. Buzzard, Executive Vice President of Westvaco since 2000, Senior Vice President, 1999, Vice President, 1992-1999;

Raymond W. Lane, Executive Vice President of Mead since 1996;

Ian W. Millar, Executive Vice President of Mead since 2001 and President of the Mead Paper Division since 1998;

Rita V. Foley, Senior Vice President of Westvaco since 1999, Independent Consultant, 1998-1999, Executive Vice President Sales and Marketing, QAD, Inc., 1997-1998;

Cynthia A. Niekamp, President of the Mead Specialty Paper Division since 1998;

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

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco since 1996;

Ned W. Massee, Vice President of Westvaco since 1991;

Barbara L. Brasier, President of Mead's Gilbert Paper Division since 2001; Vice President, Finance & Administration of Mead Coated Board, Inc. 1998-2001, Director of Audits 1996-1998;

John E. Banu, Vice President of Westvaco since 1999, Comptroller 1995-1999.

There are no family relationships among executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

Part II

Item 5. Market for the registrant's common stock and related security holder matters

(a)	Market and price range of common stock

MeadWestvaco's common stock is traded on the New York Stock Exchange under the symbol MWV. Westvaco's common stock was traded on the New York, Chicago and Pacific Stock Exchanges under the symbol W. The New York Stock Exchange was the principal market on which Westvaco's common stock was traded.
	Year ended
STOCK PRICES	12/31/02
	High	Low
First	$36.50	$28.66
Second	33.95	28.07
Third	33.70	17.75
Fourth	25.85	15.57
This table reflects the range of market prices of MeadWestvaco and Westvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

	Two-month transition Period		Fiscal year ended October 31
STOCK PRICES	12/31/01		2001
	High	Low	High	Low
Transition Period	$29.70	$24.20
First			$30.63	$25.00
Second			27.65	22.70
Third			27.60	23.15
Fourth			32.10	22.68

This table reflects the range of market prices of Westvaco common stock as quoted in the New York Stock Exchange Composite Transactions. The New York Stock Exchange was the principal market in which the Westvaco securities were traded.

(b)	Approximate number of common shareholders

At December 31, 2002, the number of shareholders of record of MeadWestvaco common stock was approximately 37,200. This number includes approximately 20,700 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in the company's savings and investment plans.

(c)	Dividends

MeadWestvaco has announced an annualized dividend rate of $0.92 per share, subject to approval by the company's Board of Directors from time to time after consideration of such matters as the Board of Directors deems appropriate.

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31	Two-month transition period	Fiscal year ended October 31
	2002	Ended 12/31/01	2001
Transition Period		$.22
First	$.23		$.22
Second	.23		.22
Third	.23		.22
Fourth	.23		.22
Year	$.92		$.88

Item 6. Selected financial data
	Year ended		Two-month transition period ended	Fiscal year ended October 31
	12/31/02		12/31/01	2001		2000		1999		1998
EARNINGS In millions, except per share data
Sales	$7,242		$603	$3,935		$3,857		$2,953		$3,050

Income [loss] from continuing operations	[3]		[22]	88		246		111		132
Discontinued operations	[34]
Cumulative effect of accounting change	[352]
Net income [loss]	[389]	[1]	[22]	88	[2]	246	[3]	111	[4]	132	[5]
Income [loss] from continuing operations
per share - basic and diluted	[0.01]		[0.21]	0.87		2.44		1.11		1.30
Net income [loss] per share - basic and diluted	[2.02]		[0.21]	0.87		2.44		1.11		1.30

Depreciation, depletion and amortization	674		61	347		314		280		281

COMMON STOCK
Number of common shareholders	37,200		18,920	19,070		19,000		19,070		20,140
Weighted average number
of shares outstanding
Basic	192		102	101		101		100		101
Diluted	192		102	102		101		100		102
Cash dividends	$206		-	$89		$88		$88		$89
Per share:
Dividends declared	0.92		0.22	0.88		0.88		0.88		0.88
Book value	24.15		22.58	22.86		23.17		21.65		22.39

FINANCIAL POSITION In millions
Working capital	$811		$308	$315		$497		$313		$272
Current ratio	1.5		1.4	1.4		1.9		1.7		1.6
Property, plant, equipment and forestlands, net	$7,834		$4,203	$4,227		$4,197		$3,581		$3,802
Total assets	12,921		6,828	6,787		6,570		4,897		5,009
Long-term debt, excluding current maturities	4,233		2,697	2,660		2,687		1,427		1,456
Shareholders' equity	4,831		2,315	2,341		2,333		2,171		2,246
Debt to total capital (excluding deferred taxes)	49%		55%	55%		54%		40%		41%

OPERATIONS
Primary production of paper, paperboard and market pulp
[tons, in thousands]	5,894		553	3,641		3,749		2,992		3,028
New investment in property, plant, equipment
and forestlands [in millions]	$377		$52	$259		$174		$229		$423
Acres of forestlands owned [in thousands]	3,182		1,378	1,378		1,418		1,446		1,465
Employees	30,700		17,410	17,530		17,050		12,750		13,070

1	2002 results include a net after-tax loss from discontinued operations of $34 million, or $.18 per share, a charge for the impairment of goodwill (due to the initial adoption of SFAS 142) of $352 million, or $1.83 per share, net after-tax restructuring and merger-related expenses of $95 million or $.49 per share and an after-tax costs related to the early retirement of debt of $4 million, or $.02 per share.

2	Fiscal year 2001 results include a net after-tax restructuring charge of $35 million, or $.35 per share, a credit of $11 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of $3 million, or $.03 per share, from the sale of a lease.

3	Fiscal year 2000 results include a net after-tax restructuring charge of $11 million, or $.11 per share, an after-tax charge of $9 million, or $.09 per share, for the extinguishment of higher interest rate debt and an after-tax gain of $4 million, or $.04 per share, from the sale of assets.

4	Fiscal year 1999 results include an after-tax charge for restructuring of $49 million, or $.49 per share, and a credit of $15 million, or $.15 per share, for a release of deferred taxes.

5	Fiscal year 1998 results include an after-tax charge for restructuring of $3 million, or $.03 per share.

Item 7. Management's discussion and analysis of financial condition and results of operations

Information required by this item is included in the Financial Review section of the MeadWestvaco 2002 Annual Report to Shareholders under the captions "Overview", "MEADWESTVACO Merger", "Recent Developments", "Results of Operations", "Outlook", "Transition period 2001", "Fiscal year 2001", "Liquidity and capital resources," "Other Items Including Restructuring and Business Improvement Actions", "Critical Accounting Policies", and "Forward-looking statements", and is incorporated herein by reference.

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

Most of MeadWestvaco's debt obligations at December 31, 2002 were at fixed interest rates. Consequently, a 10% change in market interest rates would not have a material effect on MeadWestvaco's results of operations or cash flows for the year ended December 31, 2002.

For a more detailed description of MeadWestvaco's interest rate risk and foreign currency risk, see Note M of the consolidated financial statements included in the MeadWestvaco 2002 Annual Report to Shareholders, incorporated herein by reference.

Item 8. Financial statements and supplementary data
The financial statements and related notes, together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 2003, appearing on pages 35  to 62 of the MeadWestvaco 2002 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None

Part III

Item 10. Directors and executive officers of the registrant

Information required by this item for MeadWestvaco's directors will be contained in MeadWestvaco's 2003 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 21, 2003, and is incorporated herein by reference. A portion of the information required by this item for the MeadWestvaco's executive officers is also contained in Part I of this report under the caption "Executive officers of the registrant."

Item 11. Executive compensation

Information required by this item will be contained in MeadWestvaco's 2003 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC or before March 21, 2003, and is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco's 2003 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 21, 2003, and is incorporated herein by reference.

Item 13. Certain relationships and related transactions

Information required by this item will be contained in MeadWestvaco's 2003 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 21, 2003, and is incorporated herein by reference.

Item 14. Controls and procedures

Quarterly evaluation of the company's Disclosure Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the company evaluated the effectiveness of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation (the "Disclosure Controls Evaluation") was conducted under the supervision and with the participation of management, including the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon the Disclosure Controls Evaluation, and as of the date thereof, the company's CEO and CFO have concluded that, subject to the limitations noted below, the company's Disclosure Controls are effective to ensure that material information relating to the company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company's periodic reports are being prepared.

III-1

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report there are Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the Annual Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4 (c) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company's reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The company also reviewed its "internal controls" for purposes (among other matters) of identifying any "significant deficiencies" or "material weaknesses" in the company's internal controls, as discussed below. "Internal Controls" are procedures that are designed with the objective of providing reasonable assurance that: (1) the company's transactions are properly authorized; (2) the company's assets are safeguarded against unauthorized or improper use; and (3) the company's transactions are properly recorded and reported, all to permit the preparation of its financial statements in conformity with accounting principles generally accepted in the United States of America.

Limitations on the Effectiveness of Controls. The company's management, including the CEO and CFO, does not expect that the company's Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

III-2

The company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; the company's intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the company's Disclosure Controls included a review of the Disclosure Controls' objectives and design, the Disclosure Controls' implementation by the company and the effectiveness of the Disclosure Controls in ensuring that material information relating to the company and its subsidiaries is made known to management and is appropriately reflected in its SEC filings. This type of evaluation will be conducted on a quarterly basis so that the conclusions concerning effectiveness of Disclosure Controls can be reported in the company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

The company's Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department, by other personnel in its Finance organization and by its independent auditors in connection with their audit and review activities. Among other matters, the company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company's Internal Controls. This information was important both as a matter of good corporate practice and because items 5 and 6 in the Section 302 Certifications require that the CEO and CFO disclose that information to the company's Board's Audit Committee and to its independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Compliance with Certification Requirements

The certification by the company's CEO and CFO of this Annual Report on Form 10-K, as required by Section 302 of the Sarbanes-Oxley Act of 2002, follow the signature page as of this report. The certifications of such officers of this Annual Report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley of 2002, have been submitted to the SEC as additional correspondence accompanying this report.

III-3

Part IV

Item 15. Exhibits, financial statement schedules and reports on Form 8-K

(a) Documents filed as part of this report:

1.	Consolidated financial statements
The consolidated financial statements of MeadWestvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the MeadWestvaco 2002 Annual Report to Shareholders:
Pages
Consolidated statements of operations for the year ended December 31, 2002, the transition period ended December 31, 2001 and fiscal years ended October 31, 2001 and 2000	35

Consolidated balance sheets at December 31, 2002 and 2001	36

Consolidated statements of shareholders' equity at December 31, 2002 and 2001
and October 31, 2001 and 2000	37

Consolidated statements of cash flows for the year ended December 31, 2002, the transition period ended December 31, 2001 and fiscal years ended October 31, 2001 and 2000	38

Notes to financial statements	39-61

Report of independent accountants	62

2.	Consolidated financial statement schedules
All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1, to the company's Form 8-K filed on January 29, 2002, and incorporated herein by reference.

3.2*	Amended and Restated By-laws of the Registrant.

4.1	Form of Indenture among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as trustee, previously filed as Exhibit 4.a to the company's Form S-3 filed on March 8, 2002, File No. 333-84060-01, and incorporated herein by reference.

4.2	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company's Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.3	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.4	Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company's Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.5	Fifth Supplemental Indenture between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.2 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.6	Sixth Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.3 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.7	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco's Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984, and incorporated herein by reference.

4.8	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company's Form 8-A dated January 29, 2002, and incorporated herein by reference.

4.9	Indenture dated as of July 15, 1982 between The Mead Corporation and The First National Bank of Chicago, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991, previously filed as Exhibit 4.ix to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

4.10	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.x to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

4.11	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company's Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.13	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

10.1	The Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(e) to Westvaco's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

10.2	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to Westvaco's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

10.3	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to Westvaco's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

10.4	The Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed as Exhibit 99 to Westvaco's Registration Statement on Form S-8 dated February 28, 1995, File No. 33-57879, and incorporated herein by reference.

10.5	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.6	The Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco's definitive proxy statement for the 1999 Annual Meeting of Shareholders, and incorporated herein by reference.

10.7	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.8	The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as Exhibit 10.c to Westvaco's Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.9	The Westvaco Corporation Severance Benefit Plan for Senior Executives effective March 1, 2001, previously filed as Exhibit 10.d to Westvaco's Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.10	Form of Employment Agreement dated by and among John A. Luke, Jr., and the Registrant, filed to the company's Registration Statement on Form S-4 dated December 20, 2001, File No. 333-71124, and incorporated herein by reference.

10.11	Form of Employment Agreement by and between Westvaco Corporation and certain individual officers of the company dated January 1999, previously filed as Exhibit 10(f) and 10(g) to Westvaco's Quarterly Report on Form 10-Q for the period ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

10.12	Employment Agreement dated as of March 2, 2000, by and between Westvaco Corporation and James A. Buzzard, previously filed as Exhibit 10(a) to Westvaco's Quarterly Report on Form 10-Q for the period ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.13	Employment Agreement dated as of March 3, 2000, by and between Westvaco Corporation and Karen R Osar, previously filed as Exhibit 10(b) to Westvaco's Quarterly Report on Form 10-Q for the period ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.14	Amended and Restated Agreement and Plan of Merger, dated October 5, 2001, by and among MW Holding Corporation, Michael Merger Corporation, William Merger Sub corporation, The Mead Corporation and Westvaco Corporation, previously filed as Annex A to the company's Registration Statement on Form S-4, File No. 333-71124, incorporated herein by reference.

10.15	The Mead Corporation 1991 Stock Option Plan, as amended through June 24, 1999, previously filed as Exhibit 10.xxvii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.16	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead's Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead's definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.17

Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, filed as Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.18	1985 Supplement to The Mead Corporation's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.19	The Mead Corporation Excess Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxx to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.20	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate, previously filed as Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.21	The Mead Corporation Excess Earnings Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxi to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.22	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate, previously filed as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.23	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.24	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.25	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.26	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.27	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.28	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.29	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.30	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.31	Form of Executive Life Insurance Policy for Key Executives, previously filed as Exhibit 10.xxxix to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.32	The Mead Corporation Long Term Incentive Plan effective through 2002; as amended November 7, 2001, previously filed as Exhibit 10.xxxx to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.33	The Mead Corporation Amended and Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxxi to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.34

Form of Severance Agreement between The Mead Corporation and, Raymond W. Lane and other key employees, previously filed as Exhibit 10 (xvii) to Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference; and Amendment to Severance Agreement, previously filed as Exhibit 10 (2) to Mead's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 2000, and incorporated herein by reference.

10.35	Amendment to Severance Agreement between The Mead Corporation and Raymond W. Lane and other key employees, previously filed as Exhibit 10.xxxiii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.36	Amendment to Change-in-Control Severance Agreement among Raymond W. Lane, The Mead Corporation and MeadWestvaco Corporation (as successor in interest to MW Holding Corporation), previously filed as Exhibit 10.4 to the company's Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, and incorporated herein by reference.

10.37	Amendment to the Form of Employment Agreement by and between Raymond W. Lane and the company, previously filed as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference.

10.38	Amendment to Form of Employment Agreement by and between Jerome F. Tatar and the company, previously filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference.

10.39

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.40*	MeadWestvaco Corporation Annual and Long-term Incentive Plan (as amended and restated as of February 26, 2002).

10.41*	MeadWestvaco Corporation Annual and Long-term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) (as amended and restated as of February 26, 2002).

10.42	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended, previously filed as Exhibit 10.xxiv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference.

10.43	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended, previously filed as Exhibit 10.xxv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference.

10.44	$500 million Five -Year Credit Agreement dated December 21, 2001, as amended effective January 7, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 4.i to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference and the amendment, previously filed as Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.45*	Waiver No. 1 and Release dated December 20, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, to and under the Five-Year Credit Agreement dated December 21, 2001 and the Guarantee Agreement.

10.46	$500 million 364-Day Credit Agreement dated December 21, 2001 as amended effective January 7, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 4.ii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference and the amendment, previously filed as Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.47*	Waiver No. 1 and Release dated December 20, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, to and under the 364-Day Credit Agreement dated December 21, 2001 and the Guarantee Agreement.

13.*	Pages 35 through 62 of the MeadWestvaco 2002 Annual Report to Shareholders, incorporated by reference in response to Items 1, 7 and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.*	Subsidiaries of the Registrant.

23.*	Consent of independent accountants.

*Filed herewith.

The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

(b) Reports on Form 8-K.

1) A report on Form 8-K was filed on November 21, 2002. The contents of the report are summarized below.

Item 5.	Other Events and Regulation FD Disclosure - On November 21, 2002, pursuant to resolutions of the Board of Directors adopted on January 29, 2002 and November 1, 2002, and the approval of the management of MeadWestvaco on November 18, 2002, the company issued $300,000,000 in 6.80% Debentures due 2032 in an underwritten public offering. This amount is part of a total of $1,050,000,000 covered under a Registration Statement on Form S-3 (Registration No. 333-84060), a related Prospectus dated March 8, 2002 and a post-effective amendment filed pursuant to Rule 462(b) under the Securities Act of 1933. The issuance of a total of $300,000,000 of 6.80% Debentures due 2032 is covered, in addition, by a related Prospectus Supplement dated November 18, 2002.
Item 7.	Financial Statements, ProForma Financial Information and Exhibits

2) A report on Form 8-K was filed on December 13, 2002. The contents of the report are summarized below.

Item 5.

Other Events and Regulation FD Disclosure. - On December 13, 2002, MeadWestvaco issued a press release relating to the sale of 95,500 acres of forestland in West Virginia. A copy of the press release was included as Exhibit 99.1 to the report on Form 8-K and was incorporated by reference therein.

Item 7.	Financial Statements, ProForma Financial Information and Exhibits

3) A report on Form 8-K was filed on December 30, 2002. The contents of the report are summarized below:

Item 5.	Other Events and Regulation FD Disclosure - MeadWestvaco issued a news release on December 30, 2002 announcing the retirement Jerome F. Tatar as chairman of the board for MeadWestvaco Corporation. John A. Luke, Jr., President and Chief Executive Officer, assumed the additional role of Chairman.
Item 7.	Financial Statements, ProForma Financial Information and Exhibits

4) A report on Form 8-K was filed on January 7, 2003. The contents of the report are summarized below:

Item 5.	Other Events and Regulation FD Disclosure - On December 31, 2002, MeadWestvaco consummated an internal corporate restructuring, as a consequence of which MeadWestvaco assumed (through the execution of certain supplemental indentures attached as Exhibits 4.1 - 4.5 to this report on Form 8-K and incorporated by reference therein) all of the obligations of both The Mead Corporation and Westvaco Corporation under various bond indentures governing their respective issuances of publicly registered debt. As a further consequence of the corporate restructuring referenced above, all of the guarantees of MeadWestvaco's publicly registered debt (including the former debt of both Mead and Westvaco referenced above) were, by their terms, terminated.
Item 7.	Financial Statements, ProForma Financial Information and Exhibits

5) A report on Form 8-K was filed on January 29, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, ProForma Financial Information and Exhibits
Item 9.	Information to Be Included in the Report - MeadWestvaco issued a news release on January 29, 2003, announcing fourth quarter and fiscal year 2002 earnings.

6) A report on Form 8-K was filed on February 20, 2003. The contents of the report are summarized below:

Item 5.

Other Events and Regulation FD Disclosure - On February 20, 2003, MeadWestvaco announced that it will close its general consumer packaging operations in Newark, Delaware. The facility converts paper and paperboard into printed packages and is part of MeadWestvaco's packaging segment. The company expects to close the facility by late April 2003.

Item 7.	Financial Statements, ProForma Financial Information and Exhibits

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

February 25, 2003 By /s/ John A. Luke, Jr.

  John A. Luke, Jr.
   Chairman, President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Luke, Jr.	Chairman of the Board of Directors, President and Chief Executive Officer	February 25, 2003
John A. Luke, Jr.

/s/ Karen R. Osar	Senior Vice President	February 25, 2003
Karen R. Osar	(Principal Financial Officer)

/s/ John E. Banu	Comptroller	February 25, 2003
John E. Banu	(Principal Accounting Officer)

/s/ John G. Breen	Director	February 25, 2003
John G. Breen

/s/ Michael E. Campbell	Director	February 25, 2003
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	February 25, 2003
Dr. Thomas W. Cole, Jr.

/s/ Duane E. Collins	Director	February 25, 2003
Duane E. Collins

/s/ William E. Hoglund	Director	February 25, 2003
William E. Hoglund

/s/ James G. Kaiser	Director	February 25, 2003
James G. Kaiser

/s/ Richard B. Kelson	Director	February 25, 2003
Richard B. Kelson

/s/ John A. Krol	Director	February 25, 2003
John A. Krol

/s/ Susan J. Kropf	Director	February 25, 2003
Susan J. Kropf

/s/ Douglas S. Luke	Director	February 25, 2003
Douglas S. Luke

/s/ Robert C. McCormack	Director	February 25, 2003
Robert C. McCormack

/s/ Lee J. Styslinger, Jr.	Director	February 25, 2003
Lee J. Styslinger, Jr.

/s/ Jane L. Warner	Director	February 25, 2003
Jane L. Warner

/s/ J. Lawrence Wilson	Director	February 25, 2003
J. Lawrence Wilson

/s/ Richard A. Zimmerman	Director	February 25, 2003
Richard A. Zimmerman

  CERTIFICATION

  I, John A. Luke, Jr., Chairman, President and Chief Executive Officer, certify that:

  1. I have reviewed this annual report on Form 10-K of MeadWestvaco Corporation, registrant;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: February 28, 2003

  /s/ John A. Luke, Jr.
  John A. Luke, Jr.

  Chairman, President and Chief Executive Officer

  CERTIFICATION

  I, Karen R. Osar, Senior Vice President and Chief Financial Officer, certify that:

  1. I have reviewed this annual report on Form 10-K of MeadWestvaco Corporation, registrant;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: February 28, 2003

  /s/ Karen R. Osar
  Karen R. Osar

  Senior Vice President
  and Chief Financial Officer

  Index to Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1, to the company's Form 8-K filed on January 29, 2002, incorporated herein by reference.

3.2*	Amended and Restated By-laws of the Registrant.

4.1	Form of Indenture among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as trustee, previously filed as Exhibit 4.a to the company's Form S-3 filed on March 8, 2002, File No. 333-84060-01, and incorporated herein by reference.

4.2	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company's Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.3	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.4	Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company's Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.5	Fifth Supplemental Indenture between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.2 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.6	Sixth Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.3 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.7	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco's Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984, and incorporated herein by reference.

4.8	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company's Form 8-A dated January 29, 2002, and incorporated herein by reference.

4.9	Indenture dated as of July 15, 1982 between The Mead Corporation and The First National Bank of Chicago, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991, previously filed as Exhibit 4.ix to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

4.10	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.x to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

4.11	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company's Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.13	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company's Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

10.1	The Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(e) to Westvaco's Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

10.2	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to Westvaco's Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

10.3	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to Westvaco's Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

10.4	The Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed as Exhibit 99 to Westvaco's Registration Statement on Form S-8 dated February 28, 1995, File No. 33-57879, and incorporated herein by reference.

10.5	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.6	The Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco's definitive proxy statement for the 1999 Annual Meeting of Shareholders, and incorporated herein by reference.

10.7	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.8	The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as Exhibit 10.c to Westvaco's Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.9	The Westvaco Corporation Severance Benefit Plan for Senior Executives effective March 1, 2001, previously filed as Exhibit 10.d to Westvaco's Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.10	Form of Employment Agreement dated by and among John A. Luke, Jr., and the Registrant, filed to the company's Registration Statement on Form S-4 dated December 20, 2001, File No. 333-71124, and incorporated herein by reference.

10.11	Form of Employment Agreement by and between Westvaco Corporation and certain individual officers of the company dated January 1999, previously filed as Exhibit 10(f) and 10(g) to Westvaco's Quarterly Report on Form 10-Q for the period ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

10.12	Employment Agreement dated as of March 2, 2000, by and between Westvaco Corporation and James A. Buzzard, previously filed as Exhibit 10(a) to Westvaco's Quarterly Report on Form 10-Q for the period ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.13	Employment Agreement dated as of March 3, 2000, by and between Westvaco Corporation and Karen R Osar, previously filed as Exhibit 10(b) to Westvaco's Quarterly Report on Form 10-Q for the period ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.14	Amended and Restated Agreement and Plan of Merger, dated October 5, 2001, by and among MW Holding Corporation, Michael Merger Corporation, William Merger Sub corporation, The Mead Corporation and Westvaco Corporation, previously filed as Annex A to the company's Registration Statement on Form S-4, File No. 333-71124, incorporated herein by reference.

10.15	The Mead Corporation 1991 Stock Option Plan, as amended through June 24, 1999, previously filed as Exhibit 10.xxvii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.16	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead's Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead's definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.17

  Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, filed as Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.18	1985 Supplement to The Mead Corporation's Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.19	The Mead Corporation Excess Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxx to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.20	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate, previously filed as Exhibit 10.3 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.21	The Mead Corporation Excess Earnings Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxi to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.22	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate, previously filed as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.23	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.24	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.25	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.26	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.27	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company's Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.28	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.29	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.30	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.31	Form of Executive Life Insurance Policy for Key Executives, previously filed as Exhibit 10.xxxix to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.32	The Mead Corporation Long Term Incentive Plan effective through 2002; as amended November 7, 2001, previously filed as Exhibit 10.xxxx to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.33	The Mead Corporation Amended and Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxxi to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.34

  Form of Severance Agreement between The Mead Corporation and, Raymond W. Lane and other key employees, previously filed as Exhibit 10 (xvii) to Mead's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference; and Amendment to Severance Agreement, previously filed as Exhibit 10 (2) to Mead's Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 2000, and incorporated herein by reference.

10.35	Amendment to Severance Agreement between The Mead Corporation and Raymond W. Lane and other key employees, previously filed as Exhibit 10.xxxiii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.36	Amendment to Change-in-Control Severance Agreement among Raymond W. Lane, The Mead Corporation and MeadWestvaco Corporation (as successor in interest to MW Holding Corporation), previously filed as Exhibit 10.4 to the company's Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, and incorporated herein by reference.

10.37	Amendment to the Form of Employment Agreement by and between Raymond W. Lane and the company, previously filed as Exhibit 10.2 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference.

10.38	Amendment to Form of Employment Agreement by and between Jerome F. Tatar and the company, previously filed as Exhibit 10.1 to the company's Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference.

10.39

  The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.40*	MeadWestvaco Corporation Annual and Long-term Incentive Plan (as amended and restated as of February 26, 2002).

10.41*	MeadWestvaco Corporation Annual and Long-term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) (as amended and restated as of February 26, 2002).

10.42	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended, previously filed as Exhibit 10.xxiv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference.

10.43	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended, previously filed as Exhibit 10.xxv to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference.

10.44	$500 million Five -Year Credit Agreement dated December 21, 2001, as amended effective January 7, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 4.i to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference and the amendment, previously filed as Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.45*	Waiver No. 1 and Release dated December 20, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, to and under the Five-Year Credit Agreement dated December 21, 2001 and the Guarantee Agreement.

10.46	$500 million 364-Day Credit Agreement dated December 21, 2001 as amended effective January 7, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 4.ii to the company's Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference and the amendment, previously filed as Exhibit 10.4 to the company's Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.47*	Waiver No. 1 and Release dated December 20, 2002, by and among the Registrant, The Bank of New York, as agent, and the banks named therein, to and under the 364-Day Credit Agreement dated December 21, 2001 and the Guarantee Agreement.

13.*	Pages 35 through 62 of the MeadWestvaco 2002 Annual Report to Shareholders, incorporated by reference in response to Items 1, 7 and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.*	Subsidiaries of the Registrant.

23.*	Consent of independent accountants.

  *Filed herewith.