Form 10-Q
period 2003-03-31
MEADWESTVACO CORP
filed 2003-05-14
CIK 1159297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ✓ _NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ✓ _NO

At April 30, 2003, the latest practicable date, there were 200,386,499 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
In millions, except per share amounts
	First Quarter Ended
	March 31
	2003	2002
Net sales	$1,694	$1,407

Cost of sales	1,514	1,267
Selling, research and administrative expenses	210	184
Interest expense	77	68
Other expense (income), net	2	(17)

Loss from continuing operations before income taxes	(109)	(95)
Income tax benefit	(37)	(39)

Loss from continuing operations	(72)	(56)
Discontinued operations	-	(7)
Cumulative effect of accounting changes	(4)	(352)

Net loss	$ (76)	$ (415)

Loss per share - basic and diluted:
Loss from continuing operations	$(.36)	$(.33)
Discontinued operations	-	(.04)
Cumulative effect of accounting changes	(.02)	(2.09)
Net loss	$(.38)	$(2.46)

Shares used to compute net loss per share:
Basic and diluted	200.2	168.2

Cash dividends per share	$ .23	$ .23

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS
(Unaudited)
Dollars in millions, except share and per share amounts
	March 31, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$ 96	$ 372
Accounts receivable, net	836	894
Inventories	1,124	1,002
Other current assets	180	163
Current assets	2,236	2,431

Property, plant, equipment and forestlands, net	7,781	7,834

Prepaid pension asset	976	970
Goodwill	740	743
Other assets	983	943
	$12,716	$12,921
	=====	=====
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses	$1,224	$1,257
Notes payable and current maturities of
long-term debt	324	363
Current liabilities	1,548	1,620

Long-term debt	4,229	4,233
Other long-term obligations	468	480
Deferred income taxes	1,727	1,757

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par
shares authorized: 600,000,000
shares issued: 200,151,676 (2002-200,039,422)	2	2
Additional paid-in capital	3,915	3,908
Retained earnings	983	1,104
Accumulated other comprehensive loss	(156)	(183)
	4,744	4,831
	$12,716	$12,921
	=====	=====

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

In millions	First Quarter Ended
	March 31
	2003	2002
Cash flows from operating activities:
Net loss	$ (76)	$ (415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	176	145
Deferred income taxes	(28)	(29)
Gain on sales of assets	(4)	(12)
Loss on early retirement of long-term debt	8	-
Pension income	(18)	(31)
Impairment of long-lived assets	4	29
Cumulative effect of accounting changes	4	352
Discontinued operations	-	7
Changes in working capital, excluding the effects of acquisitions and dispositions	(149)	(177)
Other, net	(4)	5
Net cash used in operating activities of continuing operations	(87)	(126)
Net cash used in discontinued operations	-	(1)
Net cash used in operating activities	(87)	(127)

Cash flows from investing activities:
Capital expenditures	(76)	(86)
Payments for acquired businesses, net of cash acquired	(12)	130
Proceeds from sales of assets, including discontinued operations	6	19
Other	(9)	(14)
Net cash provided by (used in) investing activities	(91)	49

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	748
Repayment of long-term debt	(311)	(217)
Notes payable, net	252	(430)
Proceeds from issuance of common stock and exercises of stock options	7	28
Dividends paid	(46)	(68)
Net cash provided by (used in) financing activities	(98)	61

Effect of exchange rate changes on cash	-	1
Increase (decrease) in cash and cash equivalents	(276)	(16)

Cash and cash equivalents:
At beginning of period	372	102
At end of period	$ 96	$ 86

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms "MeadWestvaco" or the "company" refers to MeadWestvaco Corporation and its consolidated subsidiaries, including the former Mead and Westvaco, and the terms "Mead" and "Westvaco" refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The consolidated statement of operations for the first quarter ended March 31, 2002 includes approximately two months of Mead's results and three months of Westvaco's results. Note 2 provides summary unaudited pro forma information and details on the merger accounting.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America applied consistently with those used in the preparation of the consolidated financial statements included in the company's 2002 Annual Report incorporated in the Form 10-K for the year ended December 31, 2002.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report and incorporated by reference in the company's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current presentation.

Stock Options

In January 2003, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The company continues to apply the intrinsic-value based method to account for stock options.

If compensation cost for the company's stock options had been determined based on the fair value method, the company's net loss and net loss per share would have been reduced to the unaudited pro forma amounts as follows:

4

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

In millions, except per share data	First Quarter Ended March 31
	2003	2002
Net loss
As reported	$(76)	$(415)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(1)	-
Pro forma net loss	$(77)	$(415)
	==	===
Loss per share - basic and diluted
As reported	$(.38)	$(2.46)
Pro forma	(.39)	(2.46)

Recently adopted accounting standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although the company has not changed to the fair-value-based method, the disclosure requirements of this statement have been adopted in these financial statements.

Effective January 1, 2003, the company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of an asset retirement obligation in the period in which it was incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The adoption of SFAS No. 143 resulted in a charge of approximately $4 million (after taxes) recognized as a cumulative effect of accounting change as of January 1, 2003. In connection with the Mead merger accounting, the company established asset retirement obligations; and, in connection with the adoption of SFAS No. 143, the company adjusted its accounting, resulting in a reclassification of $3 million from goodwill to property, plant and equipment. The asset retirement obligations recorded by MeadWestvaco relate to landfill closure obligations. The asset retirement obligation liability at March 31, 2003 was $35 million.

Effective January 1, 2003, the company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 may affect the timing of recognition of costs associated with future exit or disposal activities.

Effective January 1, 2003, the company adopted the provisions of FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN No. 45 did not have a significant effect on the company's consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities (commonly referred to as special purpose entities), which meet certain characteristics. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN No. 46 did not have a material impact on the consolidated financial statements.

Recently issued accounting standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. While management has not completed the evaluation of this statement, it is not expected to have a significant impact on the company's financial statements.

2. MeadWestvaco Merger and Other Acquisition Activity

On January 29, 2002, Westvaco and Mead consummated a merger of equals to create MeadWestvaco, a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the accounting guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. For the first quarter ended March 31, 2002, results of Mead's operations have been included in the consolidated statement of operations for approximately two months since the date of the merger. The stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the value of the merger of $3.1 billion.

During 2002, MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs, and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. Accordingly, these costs did not impact then-current earnings and were not allocated to segments. These integration actions are described below:
  The closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. Closure of the machines took place during the second quarter of 2002. Costs associated with decommissioning the machines and most employee separation benefits totaled $23 million. Approximately 427 people were affected and, as of March 31, 2003, all had been separated.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]
  The closure of a plant in Front Royal, Virginia, and other actions taken in the Consumer and Office Products segment including the separation of approximately 213 employees. Costs associated with decisions made in 2002 totaled $12 million.
  Separating about 103 former Mead corporate personnel employed in a variety of staff positions. The cost of the actions taken during 2002 was approximately $42 million.

At March 31, 2003, the remaining balance of liabilities established in conjunction with the actions related to the merger with Mead was approximately $13 million, and the company expects to utilize these liabilities by the end of 2003.

MeadWestvaco Corporation Selected Unaudited Pro Forma Combined Financial Data

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma combined statement of operations data for the quarter ended March 31, 2002 as if the business combination between Westvaco and Mead had been completed at the beginning of the period presented. This selected unaudited pro forma combined financial data is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed on such date. Moreover, this information does not necessarily indicate what the future operating results of the combined company will be. The 2002 information includes two months of actual data and one month of pro forma data for Mead. The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization.

Pro forma in millions, except per share	First Quarter Ended
March 31, 2002

Net sales	$1,629

Loss from continuing operations	(64)
Net loss[1]	(426)
Loss per common share from continuing operations - assuming dilution	(.38)
Net loss per common share - assuming dilution[1]	(2.53)

1 Includes discontinued operations, net of taxes and cumulative effect of accounting change for three months ended March 31, 2002.

On February 28, 2003, MeadWestvaco acquired AMCAL, Inc. ("AMCAL"), a California-based company that designs and supplies licensed calendars, gifts and stationery products. AMCAL is included in the company's Consumer and Office Products segment. This acquisition is not expected to have a material impact on the company's financial statements.

3. Discontinued Operations

On September 30, 2002, the company sold the Packaging segment's Stevenson, Alabama, corrugating medium mill and related assets, including seven container plants and 82,000 acres of forestlands, to Jefferson Smurfit Corporation (U.S.). Following a strategic review of its businesses, the company determined that the corrugating medium market was not core to its long-term packaging strategy. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, adopted in 2002, this component of the

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

packaging business was reported in discontinued operations. These discontinued operations were previously owned and reported by Mead; therefore, prior year information included only two months in the company's results of operations.

The following is a summary of the operating results of the discontinued operations from the date of the merger through March 31, 2002:

In millions
Net sales	$ 54
Cost of sales	62
Selling, research and administrative expenses	3
Loss from discontinued operations before income tax benefit	(11)
Income tax benefit	4
Loss from discontinued operations	$ (7)
==

4. Restructuring

First Quarter 2003

During the quarter ended March 31, 2003, MeadWestvaco recorded total pretax restructuring charges of $18 million, of which $13 million and $5 million were recorded within cost of sales and selling, research and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

During the first quarter and early into the second quarter the company took actions to streamline its packaging operations through the planned shutdown of its remaining packaging converting plants in Richmond, Virginia, Cleveland, Tennessee and Newark, Delaware. These actions resulted in a pretax charge of $14 million during the quarter ended March 31, 2003. These actions are expected to be substantially completed by the end of the third quarter of 2003, with total charges expected of approximately $16 million. This charge during the quarter related primarily to the write down of long-lived assets and employee benefit costs covering approximately 525 former employees. As of March 31, 2003, 5 of the employees had been separated. The remaining separations are expected to occur by the end of the third quarter of 2003.

Other: In connection with the continued review of its businesses, the company recorded additional charges related to employee separation costs covering approximately 40 other MeadWestvaco employees.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$4	$8	$1	$1	$14
Paper	-	2	-	-	2
Consumer and Office Products	-	1	-	-	1
Corporate	-	1	-	-	1
	$4	$12	$1	$1	$18
	=	==	=	=	==

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

Year ended December 31, 2002

For the quarter ended March 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $54 million. Of these amounts, $29 million and $25 million were recorded within cost of sales and selling, research and administrative expenses, respectively, in the first quarter of 2002. For the year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, research and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: Due to the company's exit from the U.S. tobacco carton market, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair values and the company recorded a pretax impairment charge of $4 million.

The company also took actions to streamline its packaging operations through the planned shutdown of a packaging plant in Greenville, Mississippi, the planned disposal of a packaging plant in Richmond, Virginia, and through other cost-reduction measures. These actions resulted in a pretax charge of $19 million. This charge was primarily due to the write down of long-lived assets and employee separation costs covering approximately 334 former Westvaco employees. As of March 31, 2003, 183 of the employees had been separated. The remaining separations are expected to occur by the end of the second quarter of 2003.

Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the mill in Luke, Maryland. Pre-tax charges associated with the shutdown included $12 million to write down the assets. Integration of the Mead and Westvaco paper groups resulted in $4 million of pre-tax costs covering approximately 220 former Westvaco employees. As of March 31, 2003, 44 employees had been separated. The remaining separations are expected to occur by the end of the second quarter of 2003. In addition, in 2002 the company recognized related inventory write downs of $1 million.

Consumer & Office Products: During 2002, the company closed three of its segment's envelope plants; one located in Worcester, Massachusetts, and two located in Springfield, Massachusetts, and transferred product manufacturing to other company facilities. Closing the plants resulted in a pretax charge of approximately $11 million. The charges were associated with asset writedowns, employee costs and other closure-related expenses covering approximately 200 former Westvaco employees. As of March 31, 2003, all of the employees had been separated from the company.

Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in full-year 2002 charges that included $20 million of asset writedowns and $20 million of employee costs covering about 400 employees. Approximately 350 of the employees have separated from the company as of March 31, 2003, and the remaining are expected to be separated by the end of 2003.

The company incurred $61 million in merger-related costs, which included charges for integration-related consulting and costs associated with relocating certain Westvaco functions, which were expensed as incurred.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

Summary of all Restructuring Plans

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first quarter of 2003:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$22	$3	$25
Add: current charges	12	1	13
Less: payments	8	-	8
Balance of related accruals at March 31, 2003	$26	$4	$30
	==	=	==

5. Inventories and Property, Plant and Equipment

In millions	March 31,	December 31,
	2003	2002
Raw materials	$ 206	$ 188
Production materials, stores and supplies	150	153
Finished and in process goods	_768	_661
Total	$1,124	$1,002
	====	====

Property, plant and equipment is net of accumulated depreciation of $3,892 million and $3,706 million at March 31, 2003 and December 31, 2002, respectively.

6. Goodwill and Other Intangible Assets

In connection with the transitional impairment test under SFAS No. 142, Goodwill and Other Intangible Assets, the company in the second quarter of 2002 recorded an impairment charge of $352 million, which was reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes, as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair value using a discounted cash flow methodology. The impairment charge related to various consumer packaging businesses acquired during 2000 and 2001, before the onset of the current weak economic environment and reflects a more challenging economic and business environment than was expected when the businesses were acquired.

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year. No further impairment charges were necessary after the transition charge recorded upon the adoption of SFAS No. 142.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization
Trademarks and tradenames
	$162	$13	$162	$10
Customer contracts and lists	126	15	126	13
Patents	34	6	34	5
Other	22	2	15	1
	$344	$36	$337	$29
	===	==	===	==

The company recorded amortization expense of $7 million and $5 million for the quarters ended March 31, 2003 and 2002, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years are as follows: 2003- $28 million; 2004- $28 million; 2005- $27 million; 2006- $26 million; and 2007- $23 million. As acquisitions and dispositions occur in the future, these amounts may vary.

7. Net Loss Per Common Share

Basic earnings (loss) per share for all the periods presented have been calculated using the weighted average shares outstanding. For the quarter ended March 31, 2002, the weighted average number of shares outstanding was 168.2 million. This average reflects 101 million shares at the beginning of January 2002 when Westvaco only results are reflected and approximately 200 million shares following the merger for the remainder of the first quarter of 2002. The dilutive effects of the net incremental shares issuable upon the exercise of stock options have not been included in the first quarter 2003 and 2002 as their effect would have been anti-dilutive.

8. Segment Information

The company's principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated unbleached kraft, linerboard and saturating kraft. This segment also produces printed paper and paperboard packaging for consumer products markets as well as printed plastic packaging and injection-molded plastic products. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment's products are manufactured at four domestic mills and two mills located in Brazil; paper, paperboard and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in North America and Europe, with additional markets located in Latin America, Asia and the Pacific Rim.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment's products are manufactured at seven domestic mills and one mill located in the United Kingdom.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

The Consumer and Office Products segment manufactures, markets and distributes school and office products, envelopes, time-management products, and gift and decorative products to retailers and commercial distributors. This segment's operations are conducted predominantly in North America.

The Specialty Chemicals segment manufactures, markets and distributes products at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company's forestry operations and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, net pension income and interest expense and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices.

	Sales
First Quarter Ended March 31, 2003		Inter-		Segment
(In millions)	Trade	segment	Total	Profit (Loss)
Packaging	$ 931	$ 1	$ 932	$ 49
Paper	501	11	512	(16)
Consumer & office products	168	-	168	(4)
Specialty chemicals	76	6	82	8
Corporate and other	18	15	33	(146)
Total	1,694	33	1,727	(109)
Intersegment eliminations	-	(33)	(33)	-
Consolidated totals	$1,694	$ -	$1,694	$(109)

	Sales
First Quarter Ended March 31, 2002		Inter-		Segment
(In millions)	Trade	segment	Total	Profit (Loss)
Packaging	$ 771	$ -	$ 771	$ 25
Paper	399	8	407	(12)
Consumer & office products	144	-	144	2
Specialty chemicals	73	4	77	13
Corporate and other	20	15	35	(123)
Total	1,407	27	1,434	(95)
Intersegment eliminations	-	(27)	(27)	-
Consolidated totals	$1,407	$ -	$1,407	$ (95)

9. Comprehensive Loss

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the three months ended March 31, 2003 and 2002, were $(49) million and $(420) million, respectively. The difference between net loss and comprehensive loss for the first quarter ended March 31, 2003 and 2002 primarily relates to the impact of foreign currency translations.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[Unaudited]

10. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the "EPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party ("PRP") or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $35 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $40 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of April 30, 2003, there were approximately 600 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $36 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

MeadWestvaco Corporation ("MeadWestvaco" or the "company") first quarter 2003 results reflect weak global economic conditions and normal seasonal factors for many of our businesses. The company was impacted by higher costs for energy and wood at several of its businesses as well as production issues at the company's bleached board operations. Also, the company incurred higher maintenance costs in the Paper segment due to acceleration of scheduled maintenance into the first quarter. Despite these challenges, the company's largest segment, Packaging, improved over the first quarter last year on higher shipments and stable pricing for paperboard. The market for coated papers remained challenging during the quarter, as reflected in the overall operating results of the Paper segment. The company continues to be ahead of schedule in merger integration, realizing over $80 million in merger-related synergies in the first quarter, primarily in the Paper segment, purchasing, and corporate. While temporarily higher costs have masked much of the synergy benefit in the quarter, the company is accelerating initiatives to reduce costs beyond targeted levels.

For the first quarter ended March 31, 2003, MeadWestvaco reported a net loss of $76 million, or $0.38 per share. The net loss included a loss from continuing operations of $72 million, or $0.36 per share, and an after-tax charge of $4 million, or $0.02 per share, for the cumulative effect of a change in accounting related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. Included in the loss from continuing operations were after-tax charges for employee separation costs and asset writedowns related to facility closures of $11 million, or $0.05 cents per share, and costs related to the early retirement of debt of $5 million, or $0.03 cents per share. In addition, the loss from continuing operations included after-tax gains of $2 million, or $0.01 per share, on the sale of approximately 9,000 acres of nonstrategic forestlands.

Recent Developments

On April 28, 2003, MeadWestvaco announced the promotions of James A. Buzzard to the newly created position of president and Cynthia A. Niekamp to the position of senior vice president and chief financial officer. It was also announced that Ian W. Millar, executive vice president with responsibility for the Papers group, has elected to leave the company. Mr. Millar has agreed to assist the company in ensuring an effective transition. In addition, Karen R. Osar, formerly senior vice president and chief financial officer, has resigned to pursue other interests. Ms. Osar has agreed to advise the company on a consulting basis for a transition period.

On February 28, 2003, MeadWestvaco acquired AMCAL, Inc. ("AMCAL"), a California-based company that designs and supplies licensed calendars, gifts and stationery products. AMCAL is included in the company's Consumer and Office Products segment.

In February and April 2003, the company announced it will close its folding carton plants in Newark, Delaware, Richmond, Virginia and Cleveland, Tennessee. These facilities convert paperboard into printed packages and are part of the company's Packaging segment. The company expects to close the facilities by the end of the third quarter of 2003. As a result of these and other restructuring actions, the company incurred a total pretax charge of approximately $18 million. This charge is associated with employee separation costs and asset writedowns. Approximately 525 people are employed at these facilities. These actions were taken as part of the company's strategy of focusing on more profitable packaging business in its targeted markets.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Results of Operations

The merger of The Mead Corporation ("Mead") and Westvaco Corporation ("Westvaco") to form MeadWestvaco Corporation was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Since the merger was effective January 29, 2002, prior year results for the first quarter include approximately two months of Mead's operating results.

Presented below are first quarter ended March 31, 2003 results as reported in accordance with accounting principles generally accepted in the United States ("GAAP"). Also included are the first quarter ended March 31, 2002 results as reported in accordance with GAAP, as well as for purposes of comparison, unaudited pro forma sales and income (loss) from continuing operations for the company and pro forma sales and segment profit for each business segment as if the merger had been completed at January 1, 2002. The pro forma profit information includes adjustments for increased depreciation, depletion and amortization for approximately one month due to purchase accounting rules which resulted in an increase to the fair value of the historical cost of Mead's property, plant, equipment and forestlands as well as identified intangible assets. The 2002 pro forma results include three months of results of Mead, whereas, due to the timing of the merger, 2002 reported results for the first quarter include only approximately two months of results for Mead. This selected, unaudited, pro forma combined financial information for 2002 is included only for purposes of illustration and to provide an indication of the effect of the additional one month of Mead operations in 2002. It does not necessarily reflect what the operating results would have been if the business combination between Mead and Westvaco had been completed at the beginning of 2002, nor is it necessarily indicative of what the future operating results of the combined company will be.
In millions	First quarter ended March 31
	2003	2002	Pro forma 2002
Sales	$1,694	$1,407	$1,629
Loss from continuing operations	(72)	(56)	(64)

Sales for the quarter ended March 31, 2003 were $1.7 billion compared to reported sales of $1.4 billion and $1.6 billion on a pro forma basis, respectively, for the quarter ended March 31, 2002. Increased sales were the result of improved demand in packaging in the first quarter of 2003 compared to last year.

For the first quarter 2003, the reported net loss was $76 million, or $0.38 per share, compared to a net loss of $415 million, or $2.46 per share, for the quarter ended March 31, 2002. Included in the 2003 net loss was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003 related to the adoption of SFAS No. 143. Included in the first quarter 2002 results was a loss of $7 million, or $0.04 per share, related to the discontinued U.S. containerboard operation. In addition, a goodwill impairment charge of $352 million, or $2.09 per share, was recorded in the second quarter of 2002 related to the cumulative effect of a change in accounting principle as of January 1, 2002 for the adoption of SFAS No. 142 was included in the net loss in the first quarter 2002.

The reported loss from continuing operations for the first quarter 2003 was $72 million, or $0.36 per share, compared to a reported loss from continuing operations of $56 million, or $0.33 per share, for the quarter ended March 31, 2002. The loss from continuing operations for the first quarter of 2003 includes after-tax employee separation costs and asset writedown charges related to facility closures totaling $11 million, or $0.05 per share, after-tax costs of $5 million, or $0.03 per share, related to the early retirement of higher interest rate debt and after-tax gains on the sale of forestlands of $2 million, or $0.01 per share. In the first quarter ended March 31, 2002, the loss from continuing operations included after-tax restructuring and merger-related charges of $34 million, or $0.20 per share, and after-tax gains on the sale of forestlands of $8 million, or $0.05 per share. Pension income was $18 million before taxes during the first quarter ended March 31, 2003 compared to $31 million before taxes during the first quarter last year.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Packaging Segment
In millions	First quarter ended March 31
			Pro forma
	2003	2002	2002
Sales	$932	$771	$845
Segment profit[1]	49	25	32

1 Segment profit measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, coated unbleached kraft paperboard, linerboard and saturating kraft paperboard, and consumer packaging for beverage, cosmetics, food, healthcare, pharmaceutical and tobacco products as well as packaging for media products, including injection-molded plastic packaging. The segment produces corrugating medium, linerboard and corrugated and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda.

Sales in the Packaging segment increased to $932 million in the first quarter of 2003 compared to pro forma sales of $845 million in the first quarter last year. Shipments were higher in most paperboard grades compared to the prior year, reflecting lower market and maintenance-related downtime and stable demand for the company's paperboard and converted products across key end-use markets, as well as an increase in bleached board exports. During the first quarter of 2002, the company took approximately 46,000 tons of market-related downtime which impacted segment profit by approximately $10 million compared to approximately 3,000 tons of downtime in 2003. First quarter 2003 bleached paperboard shipments were up approximately 7% over last year's first quarter. Linerboard shipments were up approximately 27% over the prior year first quarter. Coated board shipments were also strong compared to last year. Shipments of coated unbleached kraft were up 10% over last year on a pro forma basis. Pricing remained relatively stable across most of the paperboard grades compared to the prior year. Sales in the consumer packaging and beverage packaging systems businesses increased over the pro forma sales of first quarter last year.

In consumer packaging, sales of DVD packaging continue to be strong, and sales improved for pharmaceutical, cosmetic and personal care packaging compared to last year's first quarter while demand for packaging for CD music continues to be soft. In beverage packaging systems, sales volume was stable, and results benefited from more favorable foreign currency exchange rates. The packaging systems business also successfully introduced its popular FridgeMasterTM design and continues to roll out the design to its target markets.

Operating profit for the segment for the first quarter was $49 million compared to prior year pro forma operating profit of $32 million, but down from fourth quarter 2002 operating profit due to seasonal weakness, operating inefficiencies and higher costs related to energy and wood. Higher energy and wood costs impacted the first quarter of 2003 by approximately $13 million compared to last year's pro forma first quarter. In addition, higher costs of approximately $5 million, primarily related to operating inefficiencies at the segment's bleached board operations, compared to the same period last year on a pro forma basis. The company's Brazilian packaging operation Rigesa, saw improved results on higher shipment volume, higher pricing and cost control, despite the effect of a weakening currency.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Paper Segment
In millions	First quarter ended March 31
			Pro forma
	2003	2002	2002
Sales	$512	$407	$526
Segment loss[1]	(16)	(12)	(18)

1 Segment loss is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Paper segment manufactures, markets and distributes coated printing papers, carbonless copy papers and industrial specialty papers.

Sales for the paper segment were down from the first quarter last year on a pro forma basis, reflecting lower volume for carbonless paper grades and slightly lower prices and weaker mix for the segment's coated paper grades. Despite the positive shift in exchange rates, imports from Europe and Asia continued to increase during the quarter. Price increases for coated paper that were announced last year began to take effect this quarter, but shipments declined during the quarter as the market softened. Although coated paper pricing improved by 4% from the fourth quarter of 2002, prices for coated paper were still slightly below prior year levels. Because of weakening market conditions, competitive pricing activity intensified, diminishing the realization of price increases initiated by the segment. Shipments of coated paper were even with last year's pro forma first quarter but decreased 12% from the fourth quarter of 2002 due to seasonality.

Sales volumes for carbonless paper declined 8% in the first quarter 2003 from the last year's pro forma levels, while pricing remained flat. Volume for carbonless paper declined marginally from the fourth quarter 2002, while pricing remained flat.

Segment results for the first quarter 2003 for coated and carbonless paper were also impacted by higher costs for energy, wood and maintenance compared to the first quarter last year. Increased energy and wood costs of approximately $15 million negatively affected first quarter 2003, while maintenance that was planned for later in the year was accelerated and had a $9 million impact on the first quarter. Higher costs more than offset the benefits from synergies that the segment realized during the quarter. In addition, the higher costs offset the effect of no market-related downtime in the current quarter. The coated and carbonless paper businesses took no market-related downtime in the first quarter 2003 compared to 53,000 tons taken in first quarter 2002, which negatively impacted segment loss by approximately $20 million, on a pro forma basis.

Results for the first quarter 2003 in the specialty paper business improved over first quarter 2002 as volume was higher by 6% offset by pricing that was 2% below last year's first quarter levels. Higher energy costs were offset by strong cost containment activities during the quarter.

Consumer and Office Products Segment
In millions	First quarter ended March 31
			Pro forma
	2003	2002	2002
Sales	$168	$144	$177
Segment profit (loss)[1]	(4)	2	3

1 Segment profit (loss) is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products, envelopes, and gift and decorative products in North America through both retail and commercial channels.

The first quarter is a seasonally slow period for this segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year. Sales for the first quarter of 2003 were lower than for the same period last year on a pro forma basis reflecting generally slower order patterns from many of this segment's customers and the exit from certain product lines. The lower sales volume as well as somewhat higher manufacturing costs led to an operating loss of $4 million for the quarter compared to a pro forma profit of $3 million.

On February 28, 2003, this segment acquired AMCAL, a California-based company that designs and supplies licensed calendars, gifts and stationery products. AMCAL's results are included in the company's financial statements from the date of acquisition. Consistent with this segment's business, AMCAL's business is seasonal and had very little operating impact on first quarter results. The purchase price allocation that is included in the March 31, 2003 balance sheet is preliminary and will be refined in later in 2003.

Specialty Chemicals Segment
In millions	First quarter ended March 31
	2003	2002
Sales	$82	$77
Segment profit[1]	8	13

1 Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from saw dust and from by-products of the pulp and papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, emulsifiers used in asphalt paving, and dyestuffs.

The first quarter is a seasonally slower quarter for this segment. Despite the seasonality, sales were up in first quarter over the same period last year. Strong demand in the automotive, asphalt and dyestuff markets drove much of the increase in sales during the quarter. The increased sales were offset by higher costs in the first quarter of 2003 primarily for energy and other operating costs.

Other Items

As noted above, due to the timing of the merger, only two months of Mead's actual results are included in the actual as reported amounts in the first quarter of 2002. Much of the change in the amounts reported in 2003 can be attributed to the fact that only two months of Mead were included in last year's actual reported amounts.

Selling, research and administrative expenses of $210 million in the first quarter 2003 increased from $184 million as reported in first quarter 2002. In addition to the effect of the exclusion of one month of operations of Mead, selling, research and administrative costs were impacted by $5 million of employee separation costs in the first quarter of 2003 compared to $25 million of restructuring and merger-related costs in the first quarter last year. In addition to the items noted above, selling, research and administrative costs were somewhat higher in the first quarter of 2003 due to increased employee-related costs, higher outside fees and services and lower pension income compared to first quarter 2002.

Interest expense of $77 million in the first quarter 2003 increased from the actual reported amount of $68 million in first quarter 2002 primarily due to the timing of the merger as noted above.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Other expense (income), net was $2 million of expense in first quarter of 2003 compared to $17 million of income in the first quarter of 2002. The company incurred costs of $8 million before taxes to retire two of its higher coupon rate debt instruments during the first quarter of 2003. Also, the company realized gains on the sales of forestlands of $3 million before taxes in the first quarter 2003 compared to gains of $13 million realized in the first quarter 2002.

Liquidity and Capital Resources

During 2002, cash generated from operations and proceeds from the sale of non-strategic assets provided the major sources of funds for the company and are expected to be the significant source of funds in 2003. In addition, short-term borrowings, primarily commercial paper, are used to finance seasonal needs as the packaging systems and consumer and office products businesses are building seasonal inventories. Cash and cash equivalents totaled $96 million at March 31, 2003 compared to $372 million at December 31, 2002 and $86 million at March 31, 2002. The company had short-term borrowings outstanding at March 31, 2003 of $252 million compared to no short-term borrowings at December 31, 2002, and $853 million at March 31, 2002, of which $745 million was refinanced on a long-term basis.

Operating Activities

The company used cash of $87 million in its operating activities in the first quarter ended March 31, 2003 compared to cash used in operating activities of $127 million for the first quarter ended March 31, 2002. Operating cash flows were impacted by the net loss experienced in the first quarter of 2003 as well as the seasonal build of inventory. The ratio of current assets to current liabilities was 1.4 at March 31, 2003, 1.5 at December 31, 2002 and 1.7 at March 31, 2002.

Investing Activities

Capital spending totaled $76 million for the quarter ended March 31, 2003, compared to $86 million for the same period last year. For 2003, the company has revised its expected annual capital spending to $400 million from $500 million. This decrease of $100 million in annual capital spending is in response to the current economic uncertainty. This lower level is well below the company's expected level of depreciation, depletion and amortization on an annual basis. Because of the well-invested nature of the company's facilities, management was able to revise its capital spending targets to preserve capital in this challenging economic environment.

During the quarter, the company completed the sale of 9,000 acres of non-strategic forestlands generating proceeds of $6 million. In the first quarter of 2002, the company sold 7,000 acres of non-strategic forestlands generating proceeds of $14 million. For the year ended December 31, 2002, the company generated $134 million of proceeds from the sale of non-strategic forestlands. Management is exploring opportunities that might generate a greater amount of proceeds from the sale of  forestlands, including certain northeastern forestlands in 2003, although the precise timing is inherently uncertain. During the first quarter, the company also acquired AMCAL for approximately $12 million.

Financing Activities

MeadWestvaco has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2003. The combined $1 billion of credit facilities were utilized to support the $252 million of commercial paper borrowings at March 31, 2003. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company's option. The $1 billion revolving credit agreements contain certain financial covenants with which the company is in compliance.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Utilizing cash on hand at December 31, 2002, the company retired $300 million of high coupon debt instruments. The company incurred a pretax charge of $8 million in connection with the retirement of the debt. The company also filed a $500 million shelf registration statement on March 19, 2003. Any borrowing under the shelf will primarily be used for the repayment of maturing debt and the replacement of higher coupon debt with lower cost debt.

The percentage of debt to total capital (which excludes deferred taxes) for MeadWestvaco was 49.0% at March 31, 2003 and 48.8% at December 31, 2002. At March  31, 2003, the company had $324 million of notes payable and current maturities of long-term debt compared to $363 million at December 31, 2002.

On both January 28 and April 22, 2003, the Board of Directors declared a dividend of $0.23 per share. During the first quarter of 2003, the company paid $46 million in dividends to its shareholders, compared to $68 million in dividends in the first quarter 2002.

Environmental and Legal Matters

MeadWestvaco's operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $39 million in environmental capital expenditures in 2003 and approximately $62 million in 2004. Approximately $49 million was spent on environmental capital projects in 2002.

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

The company has been notified by the U.S. Environmental Protection Agency (the "EPA") or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party ("PRP") or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $35 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Expenses to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $40 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of April 30, 2003, there were approximately 600 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $36 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

Outlook

The company continues to be ahead of its initial plans in merger integration activities, capturing over $80 million of synergies in the first quarter of 2003. Management expects that the company will achieve its revised goal of $360 million of synergies by the end of the year, one full year ahead of schedule. Recognizing that the synergies in the quarter were masked by temporarily higher costs in many of our businesses, management has accelerated initiatives to reduce costs beyond targeted levels.

The company's businesses are affected by the overall geopolitical environment in which they operate. Continued economic uncertainty contributed to the mixed results in many of the company's businesses during the first quarter. Although the positive outcome of the war in Iraq could lead to an improving economic climate, continued uncertainty in the current economic environment could negatively affect the results of the company's businesses.

Higher costs for energy and wood impacted many of our businesses in the first quarter. Management expects a gradual reduction in wood costs through the remainder of the year as wood supplies have strengthened and severe winter weather has subsided. In addition, although energy consumption should decrease over the next few quarters, energy costs are still expected to be higher than in 2002 due to higher average prices. The first quarter also tends to be a seasonally slower period for many of our businesses. Management expects improved results as the company enters the stronger selling season for many of its businesses. Management also expects less market-related downtime in the second quarter of 2003 relative to 2002.

While soft demand in the first quarter for the paper business offset some of the price increases initiated in late 2002, management expects that a strengthening economy will favorably affect demand for coated paper. Management continues to believe that, as the global economy improves and demand grows for print advertising, catalogs and other printed materials, volume in this business should improve. Volume in this segment also should improve due to seasonal demand, although competitive pressures could affect prices over the near term. Management also believes that additional weakening of the U.S. dollar could contribute to reduced levels of imports from the EU and improved pricing in this business. However, excess capacity in Asia has resulted in increased imports, particularly from Korea. We expect that this situation will continue for the remainder of the year and that it will negatively affect the papers business in both price and, primarily, volume. Synergy capture in this segment continues to be strong, although the segment experienced higher costs that temporarily masked the impact of those synergies. Management is confident that the improvements being made will make the company's coated paper business the highest quality, lowest cost platform in North America.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

As a result of previously announced restructuring activities and the recent announcement of changes in senior management, the company expects to record additional charges in the second quarter. These charges are expected to aggregate to about $15 million.

Management is exploring opportunities that might generate a greater amount of proceeds from the sale of certain forestlands, including northeastern forestlands in 2003, although the precise timing is inherently uncertain.

Other Items Including Restructuring and Business Improvement Actions

First Quarter 2003

During the quarter ended March 31, 2003, MeadWestvaco recorded total pretax restructuring charges of $18 million, of which $13 million and $5 million were recorded within cost of sales and selling, research and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Packaging: During the first quarter and early into the second quarter the company took actions to streamline its packaging operations through the planned shutdown of its packaging converting plants in Richmond, Virginia, Cleveland, Tennessee and Newark, Delaware. These actions resulted in a pretax charge of $14 million during the quarter ended March 31, 2003. These actions are expected to be substantially completed by the end of the third quarter of 2003, with total charges expected of approximately $16 million. These charges during the quarter related primarily to the writedown of long-lived assets and employee separation costs covering approximately 525 former employees. As of March 31, 2003, 5 of the employees had been separated. The remaining separations are expected to occur by the end of the third quarter of 2003.

Other: In connection with the continuing review of its businesses, the company recorded additional charges related to employee separation costs covering approximately 40 other MeadWestvaco employees.

The following table presents additional detail of the charges in the first quarter of 2003 by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$4	$8	$1	$1	$14
Paper	-	2	-	-	2
Consumer and Office Products	-	1	-	-	1
Corporate	-	1	-	-	1
	$4	$12	$1	$1	$18
	=	==	=	=	==

Year ended December 31, 2002

For the quarter ended March 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $54 million. Of these amounts, $29 million and $25 million were recorded within cost of sales and selling, research and administrative expenses, respectively, in the first quarter of 2002. For the year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, research and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: Due to the company's exit from the U.S. tobacco carton market, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair values and the company recorded a pretax impairment charge of $4 million.

The company also took actions to streamline its packaging operations through the planned shutdown of a packaging plant in Greenville, Mississippi, the planned disposal of a packaging plant in Richmond, Virginia, and through other cost-reduction measures. These actions resulted in a pretax charge of $19 million. This charge was primarily due to the write down of long-lived assets and employee separation costs covering approximately 334 former Westvaco employees. As of March 31, 2003, 183 of the employees had been separated. The remaining separations are expected to occur by the end of the second quarter of 2003.

Paper: As part of the company's planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the Luke, Maryland mill. Charges associated with the shutdown included $12 million to write down the assets. Integration of the Mead and Westvaco paper groups resulted in $4 million of costs covering approximately 220 former Westvaco employees. As of March 31, 2003, 44 employees had been separated. The remaining separations are expected to occur by the end of the second quarter of 2003. In addition, in 2002 the company recognized related inventory write downs of $1 million.

Consumer & Office Products: During 2002, the company closed three of its segment's envelope plants; one located in Worcester, Massachusetts, and two located in Springfield, Massachusetts, and transferred product manufacturing to other company facilities. Closing the plants resulted in a pretax charge of approximately $11 million. The charges were associated with asset writedowns, employee costs and other closure-related expenses covering approximately 200 former Westvaco employees. As of March 31, 2003, all of the employees had been separated from the company.

Corporate and other: As part of the company's planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in year-to-date charges that included $20 million of asset writedowns and $20 million of employee costs covering about 400 employees. Approximately 350 of the employees have separated from the company as of March 31, 2003, and the remaining are expected to be separated by the end of 2003.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities related to all of the plans described above was as follows for the first quarter of 2003:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$22	$3	$25
Add: current charges	12	1	13
Less: payments	8	-	8
Balance of related accruals at March 31, 2003	$26	$4	$30
	==	=	==

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Critical Accounting Policies

The company's principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Financial Statements filed with the consolidated financial statements in the company's Annual Report incorporated in the Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. The company's management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company's disclosure.

Environmental and legal liabilities:  The company records accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. The company records accruals for other legal contingencies, which are also subject to numerous uncertainties and variables associated with assumptions and judgments, when the contingency is probable of occurring and reasonably estimable.

Restructuring and other charges:  In 2003 and 2002, the company recorded charges for the reduction of its workforce, the closure of manufacturing facilities and other merger-related items, including charges for integration-related consulting and costs associated with relocating certain company functions. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

Pension and postretirement benefits:  Assumptions used in the determination of pension income and postretirement benefit expense, including the discount rate, the expected return on plan assets, and estimated increases in future compensation and medical costs are evaluated by the company, reviewed with the plan actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs, which are more favorable than assumptions, can have the effect of lowering expense and cash contributions, and, conversely, actual results, which are less favorable than assumptions, could increase expense and cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and generally amortized over future periods and, therefore, affect expense in such future periods.

In the first quarter 2003, the company recorded pension income before employee separation costs of approximately $18 million before taxes and expects to record $73 million for the full year. The estimate assumes a lower long-term rate of return on plan assets of 8.5% compared to 9% and 8.75% for Mead and Westvaco in 2002, respectively. This estimate also assumes a discount rate of 6.5% compared to 7% and 6.5% for Mead and Westvaco in 2002, respectively.

At March 31, 2003, the asset value of each qualified plan exceeds each plan's accumulated benefit obligation although the aggregate value of pension fund assets has declined from $2.7 billion at December 31, 2002 to $2.6 billion at March 31, 2003, reflecting overall equity market performance. Under current accounting guidelines, if any plan's accumulated benefit obligation exceeds the value of the plan's assets, an additional minimum liability, corresponding charges to intangible assets and other comprehensive income are required to be recorded. While the company does not expect to record an additional minimum liability, if asset values continue to decline and fall below the accumulated benefit obligation, the company would be required to record an additional minimum liability at December 31, 2003.

The company is modifying certain postretirement health care benefits provided to its future retirees. As a result of the changes, which have not been finalized or implemented, the company expects that annual expense associated with these plans of approximately $20 million in 2003, will decrease beginning in 2004.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Long-lived assets

Useful lives:  Useful lives of tangible and intangible assets are based on management's estimates of the periods over which the assets will be productively utilized in the revenue-generation process or for other useful purposes. Factors that affect the determination of lives include prior experience with similar assets, product life expectations and industry practices. The determination of useful lives dictates the period over which tangible and intangible long-lived assets are depreciated or amortized, typically using the straight-line method.

Tangible assets:  The company reviews long-lived assets other than goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as:

    significant underperformance relative to expected historical or projected future operating results;

    significant negative industry or economic trends;

    significant changes in the manner of the use of acquired assets; or

    the loss of a significant customer.

Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Intangible assets:  Business acquisitions often result in recording intangible assets; the values of which are often based upon, in part, independent third-party appraisals. Like long-lived tangible assets, intangible assets are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

Goodwill:  Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with impairment reviews of tangible and other intangible assets, management uses judgment in assessing goodwill for impairment. In accordance with the transition provisions of SFAS No. 142, the company assessed the value of its goodwill as of January 1, 2002 and determined an impairment charge was warranted. The company will review the recorded value of its goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. At March 31, 2003, goodwill totaled $740 million, representing approximately 6% of total assets.

Revenue recognition:  The company recognizes revenues at the point title and the risk of ownership pass with recognition of appropriate allowances for estimated returns and allowances based on historical experience, current trends and any notification received of pending returns. Changing economic conditions and markets may require adjustment to allowances, if unforeseen events occur.

Stock options:  The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its stock option plans. That opinion does not require a company to expense the value of stock options granted to employees. However, if compensation cost for the company's stock options granted in the first quarter ended March 31, 2003 had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the company's expense would have been $1 million after tax.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Recently adopted accounting standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although the company has not changed to the fair-value-based method, the disclosure requirements of this statement have been adopted in these financial statements.

Effective January 1, 2003, the company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of an asset retirement obligation in the period in which it was incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The adoption of SFAS No. 143 resulted in a charge of approximately $4 million (after taxes) recognized as a cumulative effect of accounting change as of January 1, 2003. In connection with the Mead merger accounting, the company established asset retirement obligations; and, in connection with the adoption of SFAS No. 143, the company adjusted its accounting, resulting in a reclassification of $3 million from goodwill to property, plant and equipment. The asset retirement obligations recorded by MeadWestvaco relate to landfill closure obligations. The asset retirement obligation liability at March 31, 2003 was $27 million.

Effective January 1, 2003, the company adopted the provisions of SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 may affect the timing of recognition of costs associated with future exit or disposal activities.

Effective January 1, 2003, the company adopted the provisions of FASB Interpretation (FIN) No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN No. 45 did not have a significant effect on the company's consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities (commonly referred to as special purpose entities), which meet certain characteristics. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The company adopted FIN No. 46 in the first quarter, and it did not have a material impact on the company's consolidated financial statements.

Recently issued accounting standards

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. While management has not completed the evaluation of the effect that this statement, it is not expected to have a significant impact on the company's financial statements.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to continue to realize anticipated cost savings and to integrate successfully; competitive pricing for the company's products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, and currency movements and other risk factors discussed in the company's Annual Report on Form 10-K for the year ended December 31, 2002. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company's reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes occurred during the quarter to information previously provided in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Quarterly evaluation of the company's Disclosure Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation (the "Disclosure Controls Evaluation") was conducted under the supervision and with the participation of management, including the company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). Based upon the Disclosure Controls Evaluation, and as of the date thereof, the company's CEO and CFO have concluded that, subject to the limitations noted below, the company's Disclosure Controls are effective to ensure that material information relating to the company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company's periodic reports are being prepared.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of the Quarterly Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4 (c) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company's reports filed under the Securities Exchange Act of 1934 ("Exchange Act"), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

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

The company's Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company's Internal Controls. This information was important both as a matter of good corporate practice and because items 5 and 6 in the Section 302 Certifications require that the CEO and CFO disclose that information to the company's Board's Audit Committee and to its independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Compliance with Certification Requirements

The certifications by the company's Chief Executive Officer and Chief Financial Officer of this Quarterly Report on Form 10-Q, as required by Section 302 of the Sarbanes-Oxley Act of 2002, follow the signature pages of this report. The certifications by such officers of this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as exhibits to this report.

MEADWESTVACO CORPORATION
and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to the second paragraph under "Item 3. Legal Proceedings" in MeadWestvaco's Annual Report on Form 10-K for the year ended December 31, 2002, regarding the Notice of Violation of EPA's Prevention of Significant Deterioration ("PSD") regulation. In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco's Luke, Maryland mill, alleging violation of the PSD regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with EPA's allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco's Motion for Partial Dismissal and dismissed the EPA's claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Discovery is proceeding in connection with the remaining claims. No trial date has been set, but a trial is not expected to commence before early 2004.

Item 4.   Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Shareholders of MeadWestvaco Corporation was held on April 22, 2003.
(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2006, with the following results:
	Shares	Shares
	Voted For	Withheld
John G. Breen	182,288,441	1,366,486
James G. Kaiser	181,694,485	1,960,442
Richard B. Kelson	180,529,146	3,125,781
John A. Krol	182,303,727	1,351,200
John A. Luke, Jr.	181,722,208	1,932,719
Richard A. Zimmerman	182,295,671	1,359,256

Directors whose terms of office continue: Michael E. Campbell, Dr. Thomas W. Cole, Jr., Duane E. Collins, William E. Hoglund, Susan J. Kropf, Douglas S. Luke, Robert C. McCormack, Lee J. Styslinger, Jr., Jane L. Warner and J. Lawrence Wilson.
(c)	The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 180,493,018 shares in favor, 2,878,886 shares in opposition and 283,023 shares in abstention.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

(10)	Material Contracts:
(1)	Amended and Restated 364-day Credit Agreement, dated as of December 19, 2002
(2)	Amendment No. 2, dated as of December 19, 2002, to the Five-Year Credit Agreement, dated as of December 21, 2001
(99)	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

1) A report on Form 8-K was filed on January 7, 2003. The contents of the report are summarized below:

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

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

2) A report on Form 8-K was filed on January 29, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits
Item 9.	Regulation FD Disclosure - MeadWestvaco issued a news release on January 29, 2003, announcing fourth quarter and fiscal year 2002 earnings.

3) A report on Form 8-K was filed on February 20, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits
Item 9.

Regulation FD Disclosure - On February 20, 2003, MeadWestvaco announced that it would close its general consumer packaging operations in Newark, Delaware. The facility converts paper and paperboard into printed packages and is part of MeadWestvaco's packaging segment. The company expected to close the facility by late April 2003.

4) A report on Form 8-K was filed on March 19, 2003. The contents of the report are summarized below:

Item 5.

Other Events and Regulation FD Disclosure - In connection with the filing on a Registration Statement on Form S-3 of a shelf registration covering $500 million of long-term debt, the company filed its pro forma financial information for the year ended December 31, 2002.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

5) A report on Form 8-K was filed on April 7, 2003. The contents of the report are summarized below:

Item 5.

Other Events and Regulation FD Disclosure - On April 7, 2003, MeadWestvaco announced that it would close its folding carton plants in Richmond, Virginia and Cleveland, Tennessee. The plants convert paperboard into printed packages for consumer products using the gravure printing process and are part of MeadWestvaco's packaging segment. The company expects to close the facilities by the end of June 2003.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

6) A report on Form 8-K was filed on April 8, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits
Item 9.	Regulation FD Disclosure - On April 8, 2003 MeadWestvaco announced that it expected to report a net loss in the range of 36 to 41 cents per share for the first quarter of 2003.

7) A report on Form 8-K was filed on April 21, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits
Item 9.	Regulation FD Disclosure - MeadWestvaco issued a news release on April 21, 2003, announcing first quarter 2003 results.

8) A report on Form 8-K was filed on April 28, 2003. The contents of the report are summarized below:

Item 5.

Other Events and Regulation FD Disclosure - On April 28, 2003, MeadWestvaco announced the promotions of James A. Buzzard to the newly created position of president and Cynthia A. Niekamp to the position of senior vice president and chief financial officer.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

May 13, 2003	/s/ Cynthia A. Niekamp
Cynthia A. Niekamp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION

I, John A. Luke, Jr., Chairman and Chief Executive Officer, certify that:

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

Date: May 13, 2003

/s/ John A. Luke, Jr.
John A. Luke, Jr.

Chairman and Chief Executive Officer

CERTIFICATION

I, Cynthia A. Niekamp, Senior Vice President and Chief Financial Officer, certify that:

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

Date: May 13, 2003

/s/ Cynthia A. Niekamp
Cynthia A. Niekamp

Senior Vice President
and Chief Financial Officer