Form 10-Q
period 2003-06-30
MEADWESTVACO CORP
filed 2003-08-12
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	31-1797999
(State of incorporation)	(I.R.S. Employer Identification No.)

Telephone 203-461-7400

One High Ridge Park Stamford, CT 06905

(Address and telephone number of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

At July 31, 2003, the latest practicable date, there were 200,388,950 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	RETURN TO INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Second Quarter Ended June 30		First Half Ended June 30
	2003	2002	2003	2002
Net sales	$1,915	$1,919	$3,609	$3,326

Cost of sales	1,657	1,644	3,171	2,911
Selling, general and administrative expenses	229	219	439	403
Interest expense	73	81	150	149
Other expense (income), net	(45)	(16)	(43)	(33)

Income (loss) from continuing operations before income taxes	1	(9)	(108)	(104)
Income tax provision (benefit)	8	(4)	(29)	(43)

Loss from continuing operations	(7)	(5)	(79)	(61)
Discontinued operations		(3)		(10)
Cumulative effect of accounting changes			(4)	(352)

Net loss	$(7)	$(8)	$(83)	$(423)

Loss per share—basic and diluted:
Loss from continuing operations	$(.04)	$(.03)	$(.40)	$(.34)
Discontinued operations		(.01)		(.05)
Cumulative effect of accounting changes			(.02)	(1.91)

Net loss	$(.04)	$(.04)	$(.42)	$(2.30)

Shares used to compute net loss per share:
Basic and diluted	200.4	199.8	200.3	184.1

Cash dividends per share	$.23	$.23	$.46	$.46

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	June 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$141	$372
Accounts receivable, net	980	894
Inventories	1,196	1,002
Other current assets	163	163

Current assets	2,480	2,431

Property, plant, equipment and forestlands, net	7,703	7,834

Prepaid pension asset	988	970
Goodwill	745	743
Other assets	978	943

	$12,894	$12,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,350	$1,257
Notes payable and current maturities of long-term debt	675	363

Current liabilities	2,025	1,620

Long-term debt	3,949	4,233
Other long-term obligations	484	480
Deferred income taxes	1,740	1,757

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 200,151,676 (2002-200,039,422)	2	2
Additional paid-in capital	3,916	3,908
Retained earnings	883	1,104
Accumulated other comprehensive loss	(105)	(183)

	4,696	4,831

	$12,894	$12,921

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Half Ended June 30
	2003	2002
Cash flows from operating activities:
Net loss	$(83)	$(423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	357	317
Deferred income taxes	(17)	(29)
Gain on sales of assets	(37)	(28)
Loss on early retirement of long-term debt	8
Pension income	(36)	(63)
Impairment of long-lived assets	10	32
Cumulative effect of accounting changes	4	352
Discontinued operations		9
Changes in working capital, excluding the effects of acquisitions and dispositions	(228)	(122)
Other, net	8	5

Net cash provided by (used in) operating activities of continuing operations	(14)	50
Net cash provided by discontinued operations		3

Net cash provided by (used in) operating activities	(14)	53

Cash flows from investing activities:
Capital expenditures	(171)	(185)
Payments for acquired businesses, net of cash acquired	(12)	112
Proceeds from sales of assets	75	38
Other	(19)	(15)

Net cash used in investing activities	(127)	(50)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	40	869
Repayment of long-term debt	(376)	(231)
Notes payable, net	324	(437)
Cash restricted for payment of debt		(125)
Proceeds from issuance of common stock and exercises of stock options	8	32
Dividends paid	(92)	(114)

Net cash used in financing activities	(96)	(6)

Effect of exchange rate changes on cash	6	(3)

Decrease in cash and cash equivalents	(231)	(6)

Cash and cash equivalents:
At beginning of period	372	102

At end of period	$141	$96

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refers to MeadWestvaco Corporation and its consolidated subsidiaries, including the former Mead and Westvaco, and the terms “Mead” and “Westvaco” refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The consolidated statement of operations for the first half ended June 30, 2002 includes approximately five months of Mead’s results and six months of Westvaco’s results. For additional information on the merger and subsequent internal corporate restructuring, please refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Note 2 provides summary unaudited pro forma information and details on the merger accounting.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2002 Annual Report incorporated in the Annual Report on Form 10-K for the year ended December 31, 2002.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2002 Annual Report and incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior period amounts have been reclassified to conform to the current presentation.

Stock Options

In January 2003, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The company continues to apply the intrinsic-value based method to account for stock options.

If compensation cost for the company’s stock options had been determined based on the fair value method, the company’s net loss and net loss per share would have been increased to the unaudited pro forma amounts as follows:

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

In millions, except per share data	Second Quarter Ended June 30		First Half Ended June 30
	2003	2002	2003	2002
Net loss
As reported	$(7)	$(8)	$(83)	$(423)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	2		3

Pro forma net loss	$(9)	$(8)	$(86)	$(423)

Loss per share—basic and diluted
As reported	$(.04)	$(.04)	$(.42)	$(2.30)
Pro forma	$(.05)	$(.04)	$(.43)	$(2.30)

Recently adopted accounting standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although the company has not changed to the fair-value-based method, the disclosure requirements of this statement have been adopted in these financial statements.

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

Effective January 1, 2003, the company adopted the provisions of FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN No. 45 did not have a significant effect on the company’s

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

consolidated financial statements. In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities (commonly referred to as special purpose entities), which meet certain characteristics. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of FIN No. 46 did not have a material impact on the company’s consolidated financial statements.

Recently issued accounting standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. While management has not completed the evaluation of this statement, it is not expected to have a significant impact on the company’s consolidated financial statements.

2. MeadWestvaco Merger and Other Acquisition Activity

On January 29, 2002, Westvaco and Mead consummated a merger of equals to create MeadWestvaco, a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the accounting guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. For the first half ended June 30, 2002, results of Mead’s operations have been included in the consolidated statement of operations for approximately five months since the date of the merger. The stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the value of the merger of $3.1 billion.

During 2002, MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs, and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. Accordingly, these costs did not impact then-current earnings and were not allocated to segments. These integration actions are described below:

•	The closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. Closure of the machines took place during the second quarter of 2002. Costs associated with decommissioning the machines and most employee separation benefits totaled $23 million. Approximately 427 people were affected and all have separated from the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

•	The closure of a plant in Front Royal, Virginia, and other actions taken in the Consumer and Office Products segment including the separation of approximately 213 employees. Costs associated with decisions made in 2002 totaled $12 million.

•	Separating about 103 former Mead corporate personnel employed in a variety of staff positions. The cost of the actions taken during 2002 was approximately $42 million.

At June 30, 2003, the remaining balance of merger-related liabilities established in conjunction with the actions related to the legacy Mead operation was approximately $9 million and the company expects to utilize these liabilities by the end of 2003.

MeadWestvaco Corporation Selected Unaudited Pro Forma Combined Financial Data

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma combined statement of operations data for the first half ended June 30, 2002 as if the business combination between Westvaco and Mead had been completed at the beginning of the period presented. This selected unaudited pro forma combined financial data is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed on such date. Moreover, this information does not necessarily indicate what the future operating results of the combined company will be. The 2002 information includes five months of actual data and one month of pro forma data for Mead. The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization.

Pro forma in millions, except per share	First Half Ended June 30, 2002
Net sales	$3,548

Loss from continuing operations	(69)
Net loss[1]	(434)
Loss per common share from continuing operations—assuming dilution	(.37)
Net loss per common share—assuming dilution[1]	(2.36)

[1]	Includes discontinued operations, net of taxes and cumulative effect of accounting change for first half ended June 30, 2002.

On February 28, 2003, MeadWestvaco acquired AMCAL, Inc. (“AMCAL”), a company that designs and supplies licensed calendars, gifts and stationery products for approximately $12 million. AMCAL is included in the company’s Consumer and Office Products segment. This acquisition is not expected to have a material impact on the company’s financial statements. The purchase price allocation that is included in the June 30, 2003 balance sheet is final and resulted in approximately $9 million of identifiable intangible assets that will be amortized over their estimated useful lives of five years.

3. Discontinued Operations

On September 30, 2002, the company sold the Packaging segment’s Stevenson, Alabama, corrugating medium mill and related assets, including seven container plants and 82,000 acres of forestlands, to Jefferson Smurfit Corporation (U.S.). Following a strategic review of its businesses, the company determined that the corrugating medium market was not core to its long-term packaging

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

strategy. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, adopted in 2002, this component of the packaging business was reported in discontinued operations.

The following is a summary of the operating results of the discontinued operations from the date of the merger through June 30, 2002:

In millions	Second Quarter Ended June 30, 2002	First Half Ended June 30, 2002
Net sales	$93	$147
Cost of sales	93	155
Selling, general and administrative expenses	5	8

Loss from discontinued operations before income tax benefit	(5)	(16)
Income tax benefit	2	6

Loss from discontinued operations	$(3)	$(10)

4. Restructuring Actions

Quarter ended June 30, 2003

During the quarter ended June 30, 2003, MeadWestvaco recorded total pre-tax charges of $29 million for asset write-downs, facility closures and employee separation costs, of which $18 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter, the company wrote down to its net realizable value a sawmill that the company is marketing for sale. In addition, the company recorded employee separation costs related to approximately 70 of its employees at the segment’s Charleston, South Carolina facility as part of an announced early retirement program for hourly workers. Also, during the quarter, the company recorded additional employee separation costs for employees affected by the previously announced action to close its remaining packaging converting plants in Richmond, Virginia; Cleveland, Tennessee; and Newark, Delaware. These costs were in addition to the $8 million in employee related costs recorded in the first quarter of this year. The pretax charges totaled $11 million during the quarter ended June 30, 2003 for this segment.

Approximately 525 employees were affected by the charges associated with the closure of the packaging converting plants in the first and second quarters 2003. Total charges for the closure are expected to be approximately $16 million of which $13 million was recognized through June 30, 2003. At June 30, 2003, 395 of the employees associated with these packaging converting plants had separated from the company. The remaining separations are expected to occur by the end of the third quarter of 2003.

Other:

In connection with the continued review of its businesses, the company recorded additional charges in the second quarter related to employee separation costs covering approximately 65 other MeadWestvaco employees. Approximately $5 million of the charges relate to the Paper segment and $13 million relate to Corporate and other. These charges are in addition to $4 million recorded in the first quarter for similar actions. A total of 105 employees were affected by these actions in the first half.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Total
Packaging	$6	$5	$11
Paper		5	5
Corporate and other		13	13

	$6	$23	$29

First half ended June 30, 2003

During the first half of 2003, MeadWestvaco recorded total pretax charges of $47 million for asset write-downs, facility closures and employee separation costs, of which $31 million and $16 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$10	$13	$1	$1	$25
Paper		7			7
Consumer and Office Products		1			1
Corporate and other		14			14

	$10	$35	$1	$1	$47

Year ended December 31, 2002

For the quarter and first half ended June 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $34 million and $88 million, respectively. Of these amounts, $13 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the second quarter of 2002. In the first half of 2002, $43 million and $45 million were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: Due to the company’s exit from the U.S. tobacco carton market, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair values and the company recorded a pretax impairment charge of $4 million.

The company also took actions to streamline its packaging operations through the planned shutdown of a packaging plant in Greenville, Mississippi, the planned disposal of a packaging plant in Richmond, Virginia, and through other cost-reduction measures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

These actions resulted in a pretax charge of $19 million. This charge was primarily due to the write down of long-lived assets and employee separation costs covering approximately 334 former Westvaco employees. As of June 30, 2003, 321 of the employees had separated from the company. The remaining separations are expected to be substantially complete by the end of the year.

Paper: As part of the company’s planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the mill in Luke, Maryland. Pre-tax charges associated with the shutdown included $12 million to write down the assets. Integration of the Mead and Westvaco paper groups resulted in $4 million of pre-tax costs covering approximately 220 former Westvaco employees. As of June 30, 2003, 83 employees had separated from the company. The remaining separations are expected to occur by the end of the first quarter of 2004. In addition, in 2002 the company recognized related inventory write downs of $1 million.

Consumer & Office Products: During 2002, the company closed three of its segment’s envelope plants; one located in Worcester, Massachusetts, and two located in Springfield, Massachusetts, and transferred product manufacturing to other company facilities. Closing the plants resulted in a pretax charge of approximately $11 million. The charges were associated with asset writedowns, employee costs and other closure-related expenses covering approximately 200 former Westvaco employees. All of the employees have separated from the company.

Corporate and other: As part of the company’s planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in full-year 2002 charges that included $20 million of asset writedowns and $20 million of employee costs covering about 400 employees. Approximately 360 of the employees have separated from the company as of June 30, 2003, and the remaining separations are expected to be substantially complete by the end of the year.

The company incurred $61 million in merger-related costs, which included charges for integration-related consulting and costs associated with relocating certain Westvaco functions, which were expensed as incurred.

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first half of 2003:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$22	$3	$25
Add: current charges	35	1	36
Less: payments	27	1	28

Balance of related accruals at June 30, 2003	$30	$3	$33

5. Inventories and Property, Plant and Equipment

In millions	June 30, 2003	December 31, 2002
Raw materials	$217	$188
Production materials, stores and supplies	159	153
Finished and in process goods	820	661

Total	$1,196	$1,002

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

Property, plant and equipment is net of accumulated depreciation of $4,060 million and $3,706 million at June 30, 2003 and December 31, 2002, respectively.

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

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year. No further impairment charges have been necessary after the transition charge recorded upon the adoption of SFAS No. 142.

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2003		December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization
Trademarks and tradenames	$162	$15	$162	$10
Customer contracts and lists	127	18	126	13
Patents	34	8	34	5
Other	24	2	15	1

	$347	$43	$337	$29

The company recorded amortization expense of $7 million in each of the quarters ended June 30, 2003 and 2002.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years are as follows: 2003—$28 million; 2004—$28 million; 2005—$27 million; 2006—$26 million; and 2007—$23 million. As acquisitions and dispositions occur in the future, these amounts may vary.

7. Net Loss Per Common Share

Basic earnings (loss) per share for all the periods presented have been calculated using the weighted average shares outstanding. For the quarter and first half ended June 30, 2002, the weighted average number of shares outstanding were 199.8 million and 184.1 million, respectively. This average reflects 101 million shares at the beginning of January 2002 when Westvaco only results are reflected and approximately 200 million shares following the merger for the remainder of the first quarter of 2002. The dilutive

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

effects of the net incremental shares issuable upon the exercise of stock options have not been included in the second quarter and first half ended June 30, 2003 and 2002 per share computations as their effect would have been anti-dilutive.

8. Segment Information

The company’s principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated unbleached kraft, linerboard and saturating kraft. This segment also produces printed paper and paperboard packaging for consumer products markets as well as printed plastic packaging and injection-molded plastic products. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil; paper, paperboard and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in North America and Europe, with additional markets located in Latin America, Asia and the Pacific Rim.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills and one mill located in the United Kingdom.

The Consumer and Office Products segment manufactures, markets and distributes school and office products, envelopes, time-management products, and gift and decorative products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America.

The Specialty Chemicals segment manufactures, markets and distributes products at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company’s forestry operations and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, net pension income and interest expense and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

Second Quarter Ended June 30, 2003	Sales
In millions	Trade	Inter- segment		Total	Segment Profit (loss)[1]
Packaging	$1,031		$1	$1,032	$91
Paper	485		4	489	(42)
Consumer & office products	303			303	49
Specialty chemicals	81		4	85	10
Corporate and other	15		39	54	(107)

Total	1,915		48	1,963	1
Intersegment eliminations			(48)	(48)

Consolidated totals	$1,915	$		$1,915	$1

Second Quarter Ended June 30, 2002	Sales
In millions	Trade	Inter- segment		Total	Segment Profit (loss)[1]
Packaging	$965	$		$965	$93
Paper	526		9	535	(45)
Consumer & office products	312			312	43
Specialty chemicals	89		4	93	18
Corporate and other	27		36	63	(118)

Total	1,919		49	1,968	(9)
Intersegment eliminations			(49)	(49)

Consolidated totals	$1,919	$		$1,919	$(9)

First Half Ended June 30, 2003	Sales
In millions	Trade	Inter- segment		Total	Segment Profit (loss)[1]
Packaging	$1,962		$2	$1,964	$140
Paper	986		15	1,001	(58)
Consumer & office products	471			471	45
Specialty chemicals	157		10	167	18
Corporate and other	33		54	87	(253)

Total	3,609		81	3,690	(108)
Intersegment eliminations			(81)	(81)

Consolidated totals	$3,609	$		$3,609	$(108)

First Half Ended June 30, 2002	Sales
In millions	Trade	Inter- segment		Total	Segment Profit (loss)[1]
Packaging	$1,736	$		$1,736	$118
Paper	925		17	942	(57)
Consumer & office products	456			456	45
Specialty chemicals	162		8	170	31
Corporate and other	47		51	98	(241)

Total	3,326		76	3,402	(104)
Intersegment eliminations			(76)	(76)

Consolidated totals	$3,326	$		$3,326	$(104)

[1]	The consolidated total represents income (loss) from continuing operations before income taxes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

9. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the second quarter ended June 30, 2003 and 2002, was $44 million and $(7) million, respectively. Comprehensive income (loss) for the first half ended June 30, 2003 and 2002 was $(5) million and $(427) million, respectively. The difference between net loss and comprehensive loss for the second quarters and first halves ended June 30, 2003 and 2002 primarily relate to the impact of foreign currency translations.

10. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $35 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $40 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings is not expected to have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of July 31, 2003, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

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

11. Long-term Debt

At the end of the second quarter of 2003, the company called $300 million of its debt for early retirement and as a result has classified the debt as a current liability in the company’s balance sheet. The early retirement of this debt will result in a pre-tax charge of approximately $18 million in the third quarter.

12. Gains on Sales of Forestland

The company recorded pre-tax gains on the sale of forestland of $36 million and $16 million in the quarters ended June 30, 2003 and 2002, respectively. For the first halves ended June 30, 2003 and 2002, the company recorded pre-tax gains on the sale of forestland of $40 million and $29 million, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

For the second quarter 2003, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported a net loss of $7 million, or $0.04 per share. The results were seasonally better than the first quarter and in line with last year’s second quarter on strong performances by the consumer packaging and consumer and office products businesses. These improved performances were offset by continued higher costs for energy and wood at several of the company’s mill-based businesses as well as higher production costs at two of the company’s paperboard mills. In addition, the company’s Paper segment incurred a significant portion of its annual maintenance costs due to scheduled maintenance at all of the segment’s mills. The company continues to be on schedule in merger integration, realizing over $80 million in merger-related synergies in the second quarter, primarily in the Paper, Packaging and Consumer and Office Products segments, purchasing, and corporate. While higher costs have offset much of the synergy benefit in the quarter, the company is accelerating initiatives to reduce costs beyond targeted levels.

Included in the net loss for the quarter were pre-tax charges of $29 million or $0.09 per share for asset write-downs, facility closures and employee separation costs. The loss also included pre-tax gains on the sale of forestlands of $36 million or $0.11 per share.

For the first half ended June 30, 2003, the company reported a net loss of $83 million, or $0.42 per share. The loss for the first half of 2003, included an after-tax charge of $4 million, or $0.02 per share, related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Higher overall costs, as well as higher costs for energy and wood supply also affected the first half.

RESULTS OF OPERATIONS

The merger of The Mead Corporation (“Mead”) and Westvaco Corporation (“Westvaco”) to form MeadWestvaco Corporation was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Since the merger was effective January 29, 2002, prior year results for the first half of 2002 include approximately five months of Mead’s operating results. For additional information on the merger and subsequent internal corporate restructuring, please refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Presented below are second quarter and first half ended June 30, 2003 results as reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Also included are the second quarter and first half ended June 30, 2002 results as reported in accordance with GAAP, as well as for purposes of comparison, unaudited pro forma sales and income (loss) from continuing operations for the company and pro forma sales and segment profit for each business segment as if the merger had been completed at January 1, 2002. The pro forma profit information includes adjustments for increased depreciation, depletion and amortization for approximately one month due to purchase accounting rules which resulted in an increase to fair value of the historical cost of Mead’s property, plant, equipment and forestlands as well as identified intangible assets. Due to the timing of the merger, reported results for the first half of 2002 include only approximately five months of results for Mead, whereas the 2002 pro forma results for the first half of 2002 include six months of results of Mead. This selected, unaudited, pro forma combined financial

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

information for 2002 is included only for purposes of illustration and to provide an indication of the effect of the additional one month of Mead operations in 2002. It does not necessarily reflect what the operating results would have been if the business combination between Mead and Westvaco had been completed at the beginning of 2002, nor is it necessarily indicative of what the future operating results of the combined company will be.

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2003	2002	2003	2002	Pro forma 2002
Sales	$1,915	$1,919	$3,609	$3,326	$3,548
Loss from continuing operations	(7)	(5)	(79)	(61)	(69)

Sales of $1.915 billion for the quarter ended June 30, 2003 were comparable to sales from continuing operations for the same period last year. Sales for the first half ended June 30, 2003 were $3.609 billion compared to reported sales of $3.326 billion and $3.548 billion on a pro forma basis, respectively, for the first half ended June 30, 2002. Increased sales for the first half of 2003 were the result of improved volumes primarily in packaging in the second quarter of 2003 compared to last year.

The loss from continuing operations for the second quarter 2003 was $7 million, or $0.04 per share, compared to a loss from continuing operations of $5 million, or $0.03 per share, for the quarter ended June 30, 2002. The loss from continuing operations for the second quarter of 2003 includes pre-tax charges of $29 million or $0.09 per share for asset write-downs, facility closures and employee separation costs and pre-tax gains on the sale of forestlands of $36 million or $0.11 per share. In the second quarter ended June 30, 2002, the loss from continuing operations included pre-tax restructuring and merger-related charges of $34 million, or $0.10 per share, and pre-tax gains on the sale of forestlands of $16 million, or $0.05 per share. The loss from continuing operations for the first half of 2003 includes pre-tax charges for asset write-downs, facility closures and employee separation costs totaling $47 million, or $0.15 per share, pre-tax costs of $8 million, or $0.03 per share, related to the early retirement of higher interest rate debt and pre-tax gains on the sale of forestlands of $40 million, or $0.12 per share. In the first half of 2002, the loss from continuing operations included pre-tax restructuring and merger-related charges of $88 million, or $0.30 per share, and pre-tax gains on the sale of forestlands of $29 million, or $0.10 per share. Pension income was $18 million before taxes during the second quarter ended June 30, 2003 compared to $32 million before taxes during the second quarter last year. For the first half of 2003, pension income was $36 million before taxes compared to $63 million before taxes in the same period last year.

Net loss in the second quarter was $7 million, or $0.04 per share, compared to an $8 million loss or $0.04 per share in the quarter ended June 30, 2002. The net loss in last year’s second quarter included an after-tax loss on discontinued operations of $3 million, or $0.01 per share, related to the company’s U.S. containerboard business which was sold in the third quarter last year.

For the first half of 2003, the net loss was $83 million or $0.42 per share, compared to a reported net loss of $423 million or $2.30 per share in 2002. Included in the net loss for the first half ended June 30, 2003 was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003 related to the adoption of SFAS No. 143. Last year’s net loss in the first half included a $352 million charge related to the impairment of goodwill upon the adoption of SFAS No. 142 as well as an after tax loss from the company’s discontinued U.S. containerboard business of $10 million or $0.05 per share.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Segment

In millions	Second quarter ended June 30		First half ended June 30
	2003	2002	2003	2002	Pro forma 2002
Sales	$1,032	$965	$1,964	$1,736	$1,810
Segment profit[1]	91	93	140	118	125

[1]	Segment profit measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

Sales in the Packaging segment increased to $1.032 billion in the second quarter of 2003 compared to sales of $965 million in the second quarter last year. Driving sales improvement in the second quarter was strong performance in the company’s converting operations. In the segment’s beverage packaging business, sales volume grew on the strength of its operations in North America. Although the business experienced some sales volume decline in its European markets, it was helped by favorable exchange rates, as the value of the dollar has weakened relative to the Euro. Similarly, the segment’s consumer packaging business saw strong results in the quarter on the strength of media and entertainment packaging sales as well as strong sales in European packaging operations. Shipments were modestly higher in many paperboard grades compared to the prior year, reflecting relatively stable demand for the company’s paperboard and converted products across key end-use markets, as well as an increase in bleached board exports. Second quarter 2003 bleached paperboard shipments were up approximately 1% over last year’s second quarter, whereas linerboard shipments were down approximately 9% from the prior year second quarter. On a year-to-date basis, bleached paperboard and linerboard shipments are up approximately 4% and 7%, respectively. Coated board shipments were also higher in the second quarter compared to last year. Shipments of coated unbleached kraft were up 3% in the second quarter of 2003 over the same period last year and up 6% year to date over 2002. Pricing remained relatively stable across most of the paperboard grades compared to the prior year.

Segment operating profit for the second quarter 2003 was $91 million, comparable to last year’s second quarter but lower than expected due to higher operating costs including increased costs related to energy and wood. Segment operating profit for the first half of 2003 was $140 million compared to prior year operating profit of $118 million. Increased energy and wood costs significantly impacted the second quarter and the first half of 2003 compared to last year. Energy and wood costs exceeded last year’s second quarter and first half costs by approximately $17 million and $30 million, respectively. In addition, although demand was relatively stable for this segment’s paperboard operations, the segment experienced higher costs at its paperboard mills of approximately $23 million in the quarter which related to increased costs for labor and materials and higher operating costs. The higher operating costs were driven in part by higher manufacturing costs at the Covington mill during the quarter. At the segment’s Charleston mill, certain changes are being made to improve the long-term competitiveness of the mill, which are impacting the short term operating results. Although many of these operating costs are temporary in nature, management expects that they will continue into the next two quarters. The company’s Brazilian packaging operation, Rigesa Ltda, saw improved results on higher pricing and cost control, despite lower shipment volume and the effect of a weaker currency year over year. In addition, improvement in the segment’s beverage packaging business as well as positive results in the segment’s consumer packaging business offset much of the negative impact

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

of the higher operating costs at this segment’s mill-based operations.

During the second quarter of 2003, this segment took no market-related downtime compared to a modest 10,000 tons in last year’s second quarter. Downtime for the first half of 2003 was also minimal compared to approximately 56,000 tons of downtime in last year’s first half. Last year’s downtime negatively impacted the second quarter and the first half of 2002 by approximately $2 million and $13 million, respectively.

Paper Segment

In millions	Second quarter ended June 30		First half ended June 30
	2003	2002	2003	2002	Pro forma 2002
Sales	$489	$535	$1,001	$942	$1,061
Segment loss[1]	(42)	(45)	(58)	(57)	(63)

[1]	Segment loss is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Paper segment manufactures, markets and distributes coated printing papers, carbonless copy papers and industrial specialty papers.

Segment sales for the second quarter 2003 were down from last year’s second quarter reflecting lower volume for all of this segment’s paper grades as well as slightly lower prices and a somewhat weaker mix. Volumes for coated and carbonless paper declined approximately 5% and 6%, respectively, from last year’s second quarter. Coated paper pricing has increased approximately 2% from last year’s fourth quarter pricing, but was lower in the first half of 2003 than in the same period in 2002. Prices declined a modest 1% from the second quarter last year and decreased 2% compared to first quarter 2003. Carbonless pricing is in line with last year’s second quarter pricing and has increased slightly over the first quarter 2003. The Paper segment continues to see signs of improving demand, especially as the segment enters its seasonally strong periods of the year. Management is hopeful for a seasonal increase in demand in the last half of the year. The company has announced plans to take approximately 15,000 tons of market-related downtime during the second half of 2003 to reduce inventories of coated sheets to be more in line with expected demand. In response to weaker demand for the segment’s carbonless products, one of the segment’s carbonless coaters has been temporarily idled. The coated and carbonless paper businesses took no market-related downtime in the second quarter 2003 compared to 28,000 tons taken in second quarter 2002, which increased the segment loss by approximately $9 million last year.

Although this segment has benefited from many of the synergies of the merger, the segment lost $42 million in the second quarter. Offsetting the synergy benefit were higher costs for energy and wood as well as costs related to the segment’s annual scheduled maintenance. All of this segment’s paper mills ran relatively better compared to recent quarters but were impacted negatively by approximately $9 million in higher energy and wood costs compared to last year’s second quarter. These costs appear to be stabilizing compared to the first quarter of 2003 as they have decreased by approximately $9 million from that period. Annual scheduled maintenance was performed at all of the segment’s major mills during the quarter. Maintenance expense was comparable to last year’s second quarter but approximately $23 million higher than the first quarter of this year. The business environment in the specialty paper business was also challenging during the second quarter 2003. Sales were down in the quarter by approximately 18% compared to last year’s second quarter and for the half sales are down approximately 8% compared to the same period last year on a pro forma basis. As a result, this business took market-related downtime in each of its mills impacting segment loss by approximately

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

$3 million in the quarter.

Consumer and Office Products Segment

In millions	Second quarter ended June 30		First half ended June 30
	2003	2002	2003	2002	Pro forma 2002
Sales	$303	$312	$471	$456	$489
Segment profit[1]	49	43	45	45	46

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products, envelopes, and gift and decorative products in North America through both retail and commercial channels.

The second quarter is a seasonally stronger period for this segment. Although sales were down slightly, demand was still strong for this segment’s products as the business entered its prime back-to-school selling season. Newly introduced products as well as the segment’s traditional products were well received by retailers during the quarter, although retailers are being cautious with their order patterns. Strong product names such as MeadWestvaco’s proprietary brand, Five Star®, and licensed products from Nike®, and Disney© are contributing to improved profits in this segment. In addition, over the past year, this segment exited certain less profitable product lines contributing to the decrease in sales. Overall, profitability increased for this segment over last year’s second quarter. The profit improvement is a result of continued cost containment activities as well as exiting of less profitable product lines.

In the first quarter, this segment acquired AMCAL, a company that designs and supplies licensed calendars, gifts and stationery products. The integration of this business is substantially complete as this business enters its seasonally strong period in the second half of the year. AMCAL’s results are included in the company’s financial statements from the date of acquisition and did not have a significant impact on the quarter or the first half of 2003. The purchase price allocation that is included in the June 30, 2003 balance sheet is final and resulted in approximately $9 million of identifiable intangible assets that will be amortized over their estimated useful lives of five years.

Specialty Chemicals Segment

In millions	Second quarter ended June 30		First half ended June 30
	2003	2002	2003	2002
Sales	$85	$93	$167	$170
Segment profit[1]	10	18	18	31

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from saw dust and from by-products of the pulp and papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, emulsifiers used in asphalt paving, and dyestuffs.

Segment sales were seasonally stronger than the first quarter of 2003, but lower than the second quarter last year. Although the segment continues to see strong demand in carbon-based automotive markets, the segment has experienced some softening in its other carbon-based sales. Asphalt emulsifier sales for the quarter were also seasonally stronger than for the first quarter and ahead of last

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

year. Offsetting these increases were lower sales in certain of the segment’s tall oil based industrial markets including printing inks and rubber emulsifiers. Segment profit for the second quarter was lower than last year as a result of higher overall costs in this segment including higher energy costs experienced in most of the company’s other segments.

Other Items

As noted above, due to the timing of the merger, only five months of Mead’s actual results are included in the actual as reported amounts in the first half of 2002. Some of the change in the amounts reported for the first half of 2003 can be attributed to the fact that only five months of Mead were included in last year’s actual reported amounts.

Selling, general and administrative expenses of $229 million in the second quarter 2003 increased from $219 million as reported in second quarter 2002. Selling, general and administrative costs were impacted by $11 million of employee separation costs in the second quarter of 2003 compared to $21 million of restructuring and merger-related costs in the second quarter last year. In addition to the items noted above, selling, general and administrative costs were somewhat higher in the second quarter of 2003 due to increased employee-related costs, higher outside fees and services and lower pension income compared to second quarter 2002.

Interest expense was $73 million in the second quarter of 2003 compared to $81 million last year. The decrease in the interest expense was due to actions the company took to reduce high cost debt and to utilize interest rate swaps to move some of its fixed rate debt to variable rates. Year-to-date interest costs were comparable to last year’s first half.

Other income was $45 million and $43 million in second quarter and first half of 2003, respectively, compared to $16 million and $33 million of income in the second quarter and first half of 2002, respectively. Much of the increase in the quarter and the first half of 2003 can be attributed to higher gains on the sales of forestland compared to last year. Offsetting some of the gains during the half were costs incurred to retire debt of $8 million in first quarter of 2003. Pre-tax gains on sale of forestlands were $36 million and $40 million in the second quarter and first half of 2003, respectively, compared to gains of $16 million and $29 million in last year’s second quarter and first half, respectively.

During the second quarter 2003, the company adjusted its tax provision to better reflect its estimate of a lower effective tax rate for the year due to changes in the jurisdictions in which income is apportioned and the effect of the tax rates in each of those jurisdictions. The year-to-date tax rate was adjusted from 34% to 26.5% and increased tax provision expense for the second quarter by $8 million as the company had recorded a tax benefit in the first quarter.

Liquidity and Capital Resources

During 2002, cash generated from operations and proceeds from the sale of non-strategic assets provided the major sources of funds for the company. These items are expected to be the significant source of funds in 2003. In addition, for the second quarter and first half of 2003, short-term borrowings, primarily commercial paper, were used to finance seasonal needs as the packaging systems and consumer and office products businesses are building seasonal inventories and receivables. Cash and cash equivalents totaled $141 million at June 30, 2003 compared to $372 million at December 31, 2002 and $96 million at June 30, 2002. The company had short-term borrowings outstanding at June 30, 2003 of $324 million compared to no short-term borrowings at December 31, 2002, and $102 million at June 30, 2002.

Operating Activities

The company used cash of $14 million in its operating activities for the first half ended June 30, 2003 compared to cash provided by

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

operating activities of $53 million for the first half ended June 30, 2002. Operating cash flows were impacted by the net loss experienced in the first half of 2003 as well as the seasonal working capital increase that the company experiences in the first half of each year. The ratio of current assets to current liabilities was 1.2 at June 30, 2003, 1.5 at December 31, 2002 and 1.4 at June 30, 2002.

Investing Activities

Capital spending totaled $171 million for the first half ended June 30, 2003, compared to $185 million for the same period last year. This level of capital spending is well below the company’s level of depreciation and is on target to keep annual capital spending at approximately $400 million in 2003. Because of the well-invested nature of the company’s facilities, management was able to lower its capital spending targets to preserve capital and optimize returns on new investments in this challenging economic environment.

On May 15, 2003, the company announced that it is exploring the possible sale of its 636,000 acres of commercial forestland in Maine and New Hampshire. The sale, if any, would be contingent upon three factors: a favorable transaction price; long-term wood supply agreements for the company’s paper mill in Rumford, Maine; and continued third-party certification to ensure that the land is managed using sustainable forestry practices.

During the quarter, the company completed the sale of 28,000 acres of non-strategic forestlands generating proceeds of $42 million. In the first half of 2003, the company sold 37,000 acres of forestlands generating proceeds of $48 million. Overall, asset sales generated $75 million of proceeds in the first half of 2003 compared to $38 million in the same period last year. For the year ended December 31, 2002, the company generated $134 million of proceeds from the sale of non-strategic forestlands. Management is committed to the forestland sale program and expects to accelerate the timing of many of these divestitures. Management hopes to generate average proceeds of approximately $200 million in 2003 and 2004 from these forestland sales although the precise timing is inherently uncertain.

During the first half of 2003, the company acquired AMCAL for approximately $12 million.

Financing Activities

MeadWestvaco has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2003. The combined $1 billion of credit facilities were utilized to support the $324 million of commercial paper borrowings at June 30, 2003. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain certain financial covenants with which the company is in compliance.

During the second quarter, the company called $300 million of higher coupon debt that will be retired in the third quarter 2003. Management expects to use a combination of cash and short-term borrowings to retire the debt. In connection with the retirement of this debt the company expects to incur approximately $18 million of expense in the third quarter, of which approximately half is expected to be in cash. During the quarter, the company refunded $40 million of its variable rate tax exempt bonds to fixed rate obligations. Management expects to pay down much, if not all of its short term borrowings with cash from operations and asset sales in the second half of the year.

The percentage of debt to total capital (debt plus equity) for MeadWestvaco was 49.6% at June 30, 2003, 48.8% at December 31, 2002 and 50.7% at June 30, 2002. The increase in the debt to total capital ratio from December 31, 2002 to June 30, 2003 is a result of the short term funding of the company’s seasonal working capital build. At June 30, 2003, the company had $675 million of notes payable and current maturities of long-term debt compared to $363 million at December 31, 2002. The balance at June 30, 2003

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

includes approximately $300 million of called debt to be retired in the third quarter. On April 22 and June 24, 2003, the Board of Directors declared a dividend of $0.23 per share. During the first half of 2003, the company paid to its shareholders $92 million in dividends, compared to $114 million in dividends in the first half of 2002. The amount paid in 2002 includes an additional dividend to shareholders of Westvaco that was declared in November 2001 and paid in January 2002 prior to the merger of Mead and Westvaco.

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $37 million in environmental capital expenditures in 2003 and approximately $57 million in 2004. Approximately $49 million was spent on environmental capital projects in 2002.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the “Cluster Rules”) designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. Mead and Westvaco have taken major steps to comply with the Cluster Rules. MeadWestvaco expects to incur capital expenditures beyond the expenditures stated above by approximately $37 million to comply with the Cluster Rules by 2006.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $35 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Expenses to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $40 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of July 31, 2003, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

Riverwood International Corporation has filed suit seeking a preliminary injunction and alleging that the company’s FridgeMaster™ beverage packaging violates a patent recently issued to Riverwood. The company believes that Riverwood’s claims are without merit. We are vigorously defending the litigation and are prepared to continue to supply our customers in the unlikely event a preliminary injunction is granted. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that this dispute will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

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

Outlook

The company continues to be ahead of its initial plans in merger integration activities, capturing over $80 million of synergies in the second quarter of 2003. Management expects that the company will achieve its revised goal of $360 million of synergies by the end of the year, one full year ahead of schedule. As the company is closing in on its synergy target, management is not satisfied with the company’s current operating results and recognizes that the synergy savings are not sufficient to produce acceptable returns. The management team is aggressively identifying new opportunities for cost savings and productivity improvements to enhance both earnings and cash flow. Also, MeadWestvaco refocused its leadership team during the quarter by promoting James A. Buzzard to president and Cynthia A. Niekamp to chief financial officer.

The company’s businesses are affected by the overall geopolitical environment in which they operate. During the second quarter, the company experienced less impact from its energy and wood costs compared to the first quarter this year, but those costs were much higher than last year. It is expected that wood supply will continue to be tight throughout the remainder of the year. Energy costs are expected to level off but will be higher year-over-year due to higher average prices. Most of the company’s businesses are entering their stronger selling seasons with improved results expected. Each of the company’s segments should be positively affected by seasonal upswings in either or both of the next two quarters.

Management expects that a strengthening economy will favorably affect demand for coated paper as will seasonal expectations for this business. Although this business tends to see its order volume increase in the latter half of the year, the segment is taking 15,000 tons of market-related downtime to better align its coated paper inventories with expected demand. Similarly, due to market conditions, one carbonless coater has been temporarily idled to better match production levels with demand for carbonless paper. Management also believes that a dollar valued at the more normalized levels recently experienced could contribute to reduced levels of imports from the EU and/or improved pricing in this business. However, excess capacity in Asia has resulted in increased imports, particularly from Korea. Management expects that this situation will continue for the remainder of the year and negatively affect the papers business in both price and volume. Synergy capture in this segment continues to be strong, although the segment experienced higher costs that have to date masked the favorable impact of those synergies. While the Paper segment has experienced operating losses for the last two quarters, management expects that the improvements being made will make the company’s coated paper business the highest quality, lowest cost platform in North America. As the next several quarters unfold, however, review of this segment may be necessary to determine whether any adjustment might be required to the goodwill assigned to it as part of the merger.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Management is aggressively pursuing its program of divesting the company’s forestland. Although the exact timing of the sale of acreage is difficult to estimate, management anticipates that the company will generate average proceeds of approximately $200 million in both 2003 and 2004.

Other Items Including Restructuring and Business Improvement Actions

Restructuring actions

Quarter ended June 30, 2003

During the quarter ended June 30, 2003, MeadWestvaco recorded total pre-tax charges of $29 million for asset write-downs, facility closures and employee separation costs, of which $18 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter, the company wrote down to its net realizable value a sawmill that the company is marketing for sale. In addition, the company recorded employee separation costs related to approximately 70 of its employees at the segment’s Charleston, South Carolina facility as part of an announced early retirement program for hourly workers. Also, during the quarter, the company recorded additional employee separation costs for employees affected by the previously announced action to close its remaining packaging converting plants in Richmond, Virginia; Cleveland, Tennessee; and Newark, Delaware. These costs were in addition to the $8 million in employee related costs recorded in the first quarter of this year. The pretax charges totaled $11 million during the quarter ended June 30, 2003 for this segment.

Approximately 525 employees were affected by the charges associated with the closure of the packaging converting plants in the first and second quarters 2003. Total charges for the closure are expected to be approximately $16 million of which $13 million was recognized through June 30, 2003. At June 30, 2003, 395 of the employees associated with these packaging converting plants had separated from the company. The remaining separations are expected to occur by the end of the third quarter of 2003.

Other:

In connection with the continued review of its businesses, the company recorded additional charges in the second quarter related to employee separation costs covering approximately 65 other MeadWestvaco employees. Approximately $5 million of the charges relate to the Paper segment and $13 million relate to Corporate and other. These charges are in addition to $4 million recorded in the first quarter for similar actions. A total of 105 employees were affected by these actions in the first half.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Total
Packaging	$6	$5	$11
Paper		5	5
Corporate and other		13	13

	$6	$23	$29

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

First half ended June 30, 2003

During the first half of 2003, MeadWestvaco recorded total pretax charges of $47 million for asset write-downs, facility closures and employee separation costs, of which $31 million and $16 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$10	$13	$1	$1	$25
Paper		7			7
Consumer and Office Products		1			1
Corporate and other		14			14

	$10	$35	$1	$1	$47

Year ended December 31, 2002

For the quarter and first half ended June 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $34 million and $88 million, respectively. Of these amounts, $13 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the second quarter of 2002. In the first half of 2002, $43 million and $45 million were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: Due to the company’s exit from the U.S. tobacco carton market, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair values and the company recorded a pretax impairment charge of $4 million.

The company also took actions to streamline its packaging operations through the planned shutdown of a packaging plant in Greenville, Mississippi, the planned disposal of a packaging plant in Richmond, Virginia, and through other cost-reduction measures. These actions resulted in a pretax charge of $19 million. This charge was primarily due to the write down of long-lived assets and employee separation costs covering approximately 334 former Westvaco employees. As of June 30, 2003, 321 of the employees had separated from the company. The remaining separations are expected to be substantially complete by the end of the year.

Paper: As part of the company’s planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the mill in Luke, Maryland. Pre-tax charges associated with the shutdown included $12 million to write down the assets. Integration of the Mead and Westvaco paper groups resulted in $4 million of pre-tax costs covering approximately

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

220 former Westvaco employees. As of June 30, 2003, 83 employees had separated from the company. The remaining separations are expected to occur by the end of the first quarter of 2004. In addition, in 2002 the company recognized related inventory write downs of $1 million.

Consumer & Office Products: During 2002, the company closed three of its segment’s envelope plants; one located in Worcester, Massachusetts, and two located in Springfield, Massachusetts, and transferred product manufacturing to other company facilities. Closing the plants resulted in a pretax charge of approximately $11 million. The charges were associated with asset writedowns, employee costs and other closure-related expenses covering approximately 200 former Westvaco employees. All of the employees have separated from the company.

Corporate and other: As part of the company’s planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in full-year 2002 charges that included $20 million of asset writedowns and $20 million of employee costs covering about 400 employees. Approximately 360 of the employees have separated from the company as of June 30, 2003, and the remaining separations are expected to be substantially complete by the end of the year.

The company incurred $61 million in merger-related costs, which included charges for integration-related consulting and costs associated with relocating certain Westvaco functions, which were expensed as incurred.

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first half of 2003:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$22	$3	$25
Add: current charges	35	1	36
Less: payments	27	1	28

Balance of related accruals at June 30, 2003	$30	$3	$33

Critical Accounting Policies

The company’s principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Financial Statements filed with the consolidated financial statements in the company’s Annual Report incorporated in the Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. The company’s management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

Environmental and legal liabilities: The company records accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. The company records accruals for other legal contingencies, which are also subject to numerous uncertainties and variables associated with assumptions and judgments, when the loss from the contingency is probable of occurring and reasonably estimable.

Restructuring and other charges: In 2003 and 2002, the company recorded charges for the reduction of its workforce, the closure of manufacturing facilities and other merger-related items, including charges in 2002 for integration-related consulting and costs associated with relocating certain company functions. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

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

In the second quarter 2003, the company recorded pension income before employee separation costs of approximately $18 million before taxes and expects to record $73 million for the full year. The estimate assumes a lower long-term rate of return on plan assets of 8.5% compared to 9% and 8.75% for Mead and Westvaco in 2002, respectively. This estimate also assumes a discount rate of 6.5% compared to 7% and 6.5% for Mead and Westvaco in 2002, respectively. In 2003, if the company were to change the percentage for the expected rate of return on plan assets by 0.5%, annual pension income would change by approximately $17 million. Similarly, if the company were to change the discount rate by 0.5%, annual pension income would change by approximately $6 million.

At June 30, 2003, the aggregate value of pension fund assets has increased from $2.7 billion at December 31, 2002 to $2.8 billion at June 30, 2003, reflecting overall equity market performance. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, corresponding charges to intangible assets and other comprehensive income are required to be recorded. While the company does not expect to record an additional minimum liability, if asset values decline and fall below the accumulated benefit obligation, the company would be required to record an additional minimum liability at December 31, 2003.

The company is modifying certain postretirement health care benefits provided to its future retirees. As a result of the changes, which have not been finalized or implemented, the company expects that annual expense associated with these plans of approximately $20 million in 2003, will decrease, beginning in 2004.

Long-lived assets

Useful lives: Useful lives of tangible and intangible assets are based on management’s estimates of the periods over which the assets will be productively utilized in the revenue-generation process or for other useful purposes. Factors that affect the determination of lives include prior experience with similar assets, product life expectations and industry practices. The determination of useful lives dictates the period over which tangible and intangible long-lived assets are depreciated or amortized, typically using the straight-line method.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Tangible assets: The company reviews long-lived assets other than goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, such as:

•	significant underperformance relative to expected historical or projected future operating results;
•	significant negative industry or economic trends;
•	significant changes in the manner of the use of acquired assets; or
•	the loss of a significant customer.

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

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with impairment reviews of tangible and other intangible assets, management uses judgment in assessing goodwill for impairment. In accordance with the transition provisions of SFAS No. 142, the company assessed the value of its goodwill as of January 1, 2002 and determined an impairment charge was warranted. The company will review the recorded value of its goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. At June 30, 2003, goodwill totaled $745 million, representing approximately 6% of total assets.

Revenue recognition: The company recognizes revenues at the point title and the risk of ownership pass with recognition of appropriate allowances for estimated returns and allowances based on historical experience, current trends and any notification received of pending returns. Changing economic conditions and markets may require adjustment to allowances, if unforeseen events occur.

Stock options: The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its stock option plans. That opinion does not require a company to expense the value of stock options granted to employees. However, if compensation cost for the company’s stock options granted had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s expense would have been $2 million after taxes for the second quarter and $3 million after taxes for the first half.

Recently adopted accounting standards

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Although the company has not changed to the fair-value-based method, the disclosure requirements of this statement have been adopted in these financial statements.

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

Effective January 1, 2003, the company adopted the provisions of FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of FIN No. 45 did not have a significant effect on the company’s consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities (commonly referred to as special purpose entities), which meet certain characteristics. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The company adopted FIN No. 46 in the first quarter, and it did not have a material impact on the company’s consolidated financial statements.

Recently issued accounting standards

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. While management has not completed the evaluation of the effect of this statement, it is not expected to have a significant impact on the company’s financial statements.

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to continue to realize anticipated cost savings and to integrate successfully; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, and currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

No material changes occurred during the quarter to information previously provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Quarterly evaluation of the company’s Disclosure Controls. As of the end of the period covered by this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the Disclosure Controls Evaluation, and as of the date thereof, the company’s CEO and CFO have concluded that, subject to the limitations noted below, the company’s Disclosure Controls are effective to ensure that material information relating to the company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company’s periodic reports are being prepared.

CEO and CFO Certifications. Appearing as exhibits to this Quarterly Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4 (b) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The company also reviewed its “internal control over financial reporting” (“Internal Controls”) for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in the company’s internal controls, as discussed below.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that the company’s Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; the company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the company’s Disclosure Controls included a review of the Disclosure Controls’ objectives and design, the Disclosure Controls’ implementation by the company and the effectiveness of the Disclosure Controls in ensuring that material information relating to the company and its subsidiaries is made known to management and is appropriately reflected in the company’s SEC filings. This type of evaluation will be conducted on a quarterly basis so that the conclusions concerning effectiveness of Disclosure Controls can be reported in the company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

The company’s Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s Internal Controls. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications require that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

by employees in the normal course of performing their assigned functions.

Compliance with Certification Requirements

The certifications by the company’s Chief Executive Officer and Chief Financial Officer of this Quarterly Report on Form 10-Q, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of MeadWestvaco Corporation was held on April 22, 2003.

(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2006, with the following results:

	Shares Voted For	Shares Withheld
John G. Breen	182,288,441	1,366,486
James G. Kaiser	181,694,485	1,960,442
Richard B. Kelson	180,529,146	3,125,781
John A. Krol	182,303,727	1,351,200
John A. Luke, Jr.	181,722,208	1,932,719
Richard A. Zimmerman	182,295,671	1,359,256

Directors whose terms of office continue: Michael E. Campbell, Dr. Thomas W. Cole, Jr., Duane E. Collins, William E. Hoglund, Susan J. Kropf, Douglas S. Luke, Robert C. McCormack, Lee J. Styslinger, Jr., Jane L. Warner and J. Lawrence Wilson.

(c)	The appointment of PricewaterhouseCoopers LLP as independent accountants was ratified by a vote of 180,493,018 shares in favor, 2,878,886 shares in opposition and 283,023 shares in abstention.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated By-Laws of the Registrant.

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer
(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer
(32.1)	Section 1350 Certification by Chief Executive Officer
(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(b)	Reports on Form 8-K:

1)	A report on Form 8-K was filed on April 7, 2003. The contents of the report are summarized below:

Item 5.	Other Events and Regulation FD Disclosure—On April 7, 2003, MeadWestvaco announced that it would close its folding carton plants in Richmond, Virginia and Cleveland, Tennessee. The plants convert paperboard into printed packages for consumer products using the gravure printing process and were part of MeadWestvaco’s packaging segment.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

2)	A report on Form 8-K was filed on April 8, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

Item 9.	Regulation FD Disclosure—On April 8, 2003, MeadWestvaco announced that it expected to report a net loss in the range of 36 to 41 cents per share for the first quarter of 2003.

3)	A report on Form 8-K was filed on April 21, 2003. The contents of the report are summarized below:

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

Item 9.	Regulation FD Disclosure– On April 21, 2003, MeadWestvaco issued a news release announcing first quarter 2003 results.

4)	A report on Form 8-K was filed on April 28, 2003. The contents of the report are summarized below:

Item 5.	Other Events and Regulation FD Disclosure—On April 28, 2003, MeadWestvaco announced the promotions of James A. Buzzard to the newly created position of president and Cynthia A. Niekamp to the position of senior vice president and chief financial officer.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

/s/ CYNTHIA A. NIEKAMP
Cynthia A. Niekamp Senior Vice President and Chief Financial Officer (Principal Financial Officer)

August 11, 2003