Form 10-Q
period 2003-09-30
MEADWESTVACO CORP
filed 2003-11-12
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park
(State of incorporation)	Stamford, CT 06905
Telephone 203-461-7400
31-1797999	(Address and telephone number of
(I.R.S. Employer Identification No.)	registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☑    NO   ☐

At October 31, 2003, the latest practicable date, there were 200,567,198 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	RETURN TO INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Third Quarter Ended September 30		Three Quarters Ended September 30
	2003	2002	2003	2002
Net sales	$1,999	$2,023	$5,608	$5,349
Cost of sales	1,684	1,715	4,855	4,626
Selling, general and administrative expenses	210	215	649	618
Interest expense	71	81	221	230
Other (income) expense, net	(19)	(12)	(62)	(45)

Income (loss) from continuing operations before income taxes	53	24	(55)	(80)
Income tax provision (benefit)	26	7	(3)	(36)

Income (loss) from continuing operations	27	17	(52)	(44)
Discontinued operations		(19)		(29)
Cumulative effect of accounting changes			(4)	(352)

Net income (loss)	$27	$(2)	$(56)	$(425)

Income (loss) per share – basic and diluted:
Income (loss) from continuing operations	$.14	$.09	$(.26)	$(.23)
Discontinued operations		(.10)		(.15)
Cumulative effect of accounting changes			(.02)	(1.86)

Net income (loss)	$.14	$(.01)	$(.28)	$(2.24)

Shares used to compute net income (loss) per share:
Basic	200.4	200.0	200.4	189.5
Diluted	200.6	200.2	200.4	189.5
Cash dividends per share	$.23	$.23	$.69	$.69

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts

	September 30, 2003	December 31, 2002
ASSETS
Cash and cash equivalents	$177	$372
Accounts receivable, net	996	894
Inventories	1,134	1,002
Other current assets	161	163

Current assets	2,468	2,431
Property, plant, equipment and forestlands, net	7,435	7,834
Prepaid pension asset	993	970
Goodwill	745	743
Other assets	1,071	943

	$12,712	$12,921

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,227	$1,257
Notes payable and current maturities of long-term debt	632	363

Current liabilities	1,859	1,620
Long-term debt	3,917	4,233
Other long-term obligations	496	480
Deferred income taxes	1,750	1,757
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 200,561,225 (2002 – 200,039,422)	2	2
Additional paid-in capital	3,920	3,908
Retained earnings	910	1,104
Accumulated other comprehensive loss	(142)	(183)

	4,690	4,831

	$12,712	$12,921

The accompanying notes are an integral part of these financial statements.

RETURN TO INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Quarters Ended September 30
	2003	2002
Cash flows from operating activities:
Net loss	$(56)	$(425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	537	492
Deferred income taxes	(2)	(32)
Gain on sales of assets	(66)	(36)
Loss on early retirement of long-term debt	26
Pension income	(55)	(93)
Impairment of long-lived assets	13	40
Cumulative effect of accounting changes	4	352
Discontinued operations		29
Changes in working capital, excluding the effects of acquisitions and dispositions	(235)	(47)
Other, net	(3)

Net cash provided by operating activities of continuing operations	163	280
Net cash provided by discontinued operations		7

Net cash provided by operating activities	163	287
Cash flows from investing activities:
Capital expenditures	(258)	(276)
Payments for acquired businesses, net of cash acquired	(12)	112
Proceeds from sales of assets	133	420
Other	(23)	(6)

Net cash provided by (used in) investing activities	(160)	250
Cash flows from financing activities:
Proceeds from issuance of long-term debt	44	874
Repayment of long-term debt	(686)	(450)
Notes payable, net	567	(483)
Proceeds from issuance of common stock and exercises of stock options	12	37
Dividends paid	(138)	(160)

Net cash used in financing activities	(201)	(182)
Effect of exchange rate changes on cash	3	(6)

Increase (decrease) in cash and cash equivalents	(195)	349
Cash and cash equivalents:
At beginning of period	372	102

At end of period	$177	$451

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RETURN TO INDEX

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refers to MeadWestvaco Corporation and its consolidated subsidiaries, including the former Mead and Westvaco, and the terms “Mead” and “Westvaco” refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The consolidated statement of operations for the three quarters ended September 30, 2002 includes approximately eight months of Mead’s results and nine months of Westvaco’s results. For additional information on the merger and subsequent internal corporate restructuring, please refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2002. Note 2 provides summary unaudited pro forma information and details on the merger accounting.

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

Stock Options

In January 2003, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The company continues to apply the intrinsic value-based method to account for stock options.

If compensation cost for the company’s stock options had been determined based on the fair value method, the company’s net loss and net loss per share would have been increased to the unaudited pro forma amounts as follows:

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RETURN TO INDEX

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions, except per share data	2003	2002	2003	2002
Net income (loss)
As reported	$27	$(2)	$(56)	$(425)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	1	1	4	1

Pro forma net income (loss)	$26	$(3)	$(60)	$(426)

Net income (loss) per share – basic and diluted
As reported	$.14	$(.01)	$(.28)	$(2.24)
Pro forma	$.13	$(.01)	$(.30)	$(2.25)

Recently adopted accounting standards

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities, which meet certain characteristics. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Certain provisions of the statement were delayed until the fourth quarter of 2003. While management has not completed the evaluation of this interpretation, it is not expected to have a significant impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RETURN TO INDEX

Recently issued accounting standards

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. While management has not completed the evaluation of this statement, it is not expected to have a significant impact on the company’s consolidated financial statements.

2. MeadWestvaco Merger and Other Acquisition Activity

On January 29, 2002, Westvaco and Mead consummated a merger of equals to create MeadWestvaco, a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the accounting guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. For the three quarters ended September 30, 2002, results of Mead’s operations have been included in the consolidated statement of operations for approximately eight months since the date of the merger. The stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the value of the merger of $3.1 billion.

During 2002, MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs, and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. Accordingly, these costs did not impact then-current earnings and were not allocated to segments. These integration actions are described below:

■	The closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. Closure of the machines took place during 2002. Costs associated with decommissioning the machines and most employee separation benefits totaled $23 million. Approximately 427 people were affected and all have separated from the company.

■	The closure of a plant in Front Royal, Virginia, and other actions taken in the Consumer and Office Products segment including the separation of approximately 213 employees. Costs associated with decisions made in 2002 totaled $12 million.

■	Separating about 103 former Mead corporate personnel employed in a variety of staff positions. The cost of the actions taken during 2002 was approximately $42 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RETURN TO INDEX

At September 30, 2003, the remaining balance of merger-related liabilities established in conjunction with the actions related to the legacy Mead operation was approximately $5 million and the company expects to utilize these liabilities by the end of 2003.

MeadWestvaco Corporation Selected Unaudited Pro Forma Combined Financial Data

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma combined statement of operations data for the three quarters ended September 30, 2002 as if the business combination between Westvaco and Mead had been completed at the beginning of the period presented. This selected unaudited pro forma combined financial data is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed on such date. Moreover, this information does not necessarily indicate what the future operating results of the combined company will be. The 2002 information includes eight months of actual data and one month of pro forma data for Mead. The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization.

Pro forma in millions, except per share	Three Quarters Ended September 30, 2002
Net sales	$5,571
Loss from continuing operations	(52)
Net loss[1]	(436)
Loss per common share from continuing operations – assuming dilution	(.27)
Net loss per common share – assuming dilution[1]	(2.30)

[1]	Includes discontinued operations, net of taxes and cumulative effect of accounting change for three quarters ended September 30, 2002.

Other

On February 28, 2003, MeadWestvaco acquired AMCAL, Inc. (“AMCAL”), a company that designs and supplies licensed calendars, gifts and stationery products for approximately $12 million. AMCAL is included in the company’s Consumer and Office Products segment. This acquisition is not expected to have a material impact on the company’s financial statements. The purchase price allocation resulted in approximately $9 million of identifiable intangible assets that will be amortized over their estimated useful lives of five years.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

RETURN TO INDEX

The following is a summary of the operating results of the discontinued operations from the date of the merger through September 30, 2002:

In millions	Third Quarter Ended September 30, 2002	Three Quarters Ended September 30, 2002
Net sales	$100	$247
Cost of sales	92	247
Selling, general and administrative expenses	4	12

Loss from discontinued operations before income taxes	4	(12)
Income tax provision (benefit)	1	(5)

Income (loss) from discontinued operations	3	(7)
Loss on disposal, net of taxes of $14	(22)	(22)

Loss from discontinued operations	$(19)	$(29)

4. Restructuring Actions

Quarter ended September 30, 2003

During the quarter ended September 30, 2003, MeadWestvaco recorded total pre-tax charges of $11 million for asset write-downs, facility closures and employee separation costs offset by gains on the sales of previously written-down assets of $5 million. Approximately $4 million and $2 million of the net charges were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter, the company wrote down to net realizable value, a sawmill and related assets that the company is marketing for sale. In the third quarter, the assets were written down by an additional $1 million as the fair value of the assets were determined to be lower. The company also recorded employee separation costs of $2 million related to approximately 150 employees associated with the sawmill. These employees are expected to be separated from the company by the end of the fourth quarter. Total charges for this action are expected to be $12 million of which $11 million has been recorded through September 30, 2003.

Also, during the quarter, the company recorded additional facility closure costs of $3 million in connection with the previously announced action to close its remaining packaging converting plants in Richmond, Virginia; Cleveland, Tennessee; and Newark, Delaware. These costs included items that were not able to be recorded as part of the closure actions until the costs were actually incurred. The charges included additional termination benefits, leasing costs, and other closure costs.

Approximately 525 employees were affected by the charges associated with the closure of the packaging converting plants in the first and second quarters of 2003. Total charges for the closures are expected to be approximately $17 million of which $16 million was recognized through September 30, 2003. At September 30, 2003, substantially all of the employees associated with these packaging converting plants had separated from the company.

Approximately $2 million of additional employee separation costs were incurred during the quarter as a result of continued various restructuring activities. Approximately 55 employees were affected by these activities in the quarter and all of them are expected to be separated from the company by the end of the year.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

Other:

In connection with the continued review of its businesses, the company recorded additional employee-related charges of $1 million in the third quarter related to employee separation costs covering approximately 10 other MeadWestvaco employees. This charge includes adjustments to previous estimates to employee-related charges taken in previous quarters. These charges are in addition to $22 million recorded in the first half for similar actions. A total of 115 employees were affected by these actions during the first three quarters of 2003.

During the third quarter, the company sold two previously written-down facilities. As a result of the sales of those facilities, the company recorded total gains of $5 million, of which, $2 million was attributable to the Paper segment and the remaining $3 million related to the Consumer and Office Products segment.

In addition, a corporate asset that is classified as “held for sale” was written down to its estimated fair value, resulting in a charge of $2 million.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$1	$4	$2	$1	$8
Paper	(2)				(2)
Consumer and Office Products	(3)				(3)
Corporate and other	2	1			3

	$(2)	$5	$2	$1	$6

Three quarters ended September 30, 2003

During the three quarters of 2003, MeadWestvaco recorded total pretax charges of $53 million for asset write-downs, facility closures and employee separation costs, of which $35 million and $18 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$11	$17	$3	$2	$33
Paper	(2)	7			5
Consumer and Office Products	(3)	1			(2)
Corporate and other	2	15			17

	$8	$40	$3	$2	$53

Year ended December 31, 2002

For the quarter ended and three quarters ended September 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $28 million and $116 million, respectively. Of these

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

amounts, $15 million and $13 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the third quarter of 2002. In the three quarters of 2002, $57 million and $59 million were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: Due to the company’s exit from the U.S. tobacco carton market, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair values and the company recorded a pretax impairment charge of $4 million.

The company also took actions to streamline its packaging operations through the planned shutdown of a packaging plant in Greenville, Mississippi, the planned disposal of a packaging plant in Richmond, Virginia, and through other cost-reduction measures. These actions resulted in a pretax charge of $19 million. This charge was primarily due to the write down of long-lived assets and employee separation costs covering approximately 334 former Westvaco employees. As of September 30, 2003, 323 of the employees had separated from the company. The remaining separations are expected to be substantially complete by the end of the year.

Paper: As part of the company’s planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the mill in Luke, Maryland. Pre-tax charges associated with the shutdown included $12 million to write down the assets. Integration of the Mead and Westvaco paper groups resulted in $4 million of pre-tax costs covering approximately 220 former Westvaco employees. As of September 30, 2003, 160 employees had separated from the company. The remaining separations are expected to occur by the end of the first quarter of 2004. In addition, in 2002 the company recognized related inventory write downs of $1 million.

Consumer and Office Products: During 2002, the company closed three of its segment’s envelope plants; one located in Worcester, Massachusetts, and two located in Springfield, Massachusetts, and transferred product manufacturing to other company facilities. Closing the plants resulted in a pretax charge of approximately $11 million. The charges were associated with asset writedowns, employee costs and other closure-related expenses covering approximately 200 former Westvaco employees. All of the employees have separated from the company.

Corporate and other: As part of the company’s planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in full-year 2002 charges that included $20 million of asset writedowns and $20 million of employee costs covering about 400 employees. Approximately 370 of the employees have separated from the company as of September 30, 2003, and the remaining separations are expected to be substantially complete by the end of the year.

The company incurred $61 million in merger-related costs, which included charges for integration-related consulting and costs associated with relocating certain Westvaco functions, which were expensed as incurred.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three quarters of 2003:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$22	$3	$25
Add: current charges	40	3	43
Less: payments	40	3	43

Balance of related accruals at September 30, 2003	$22	$3	$25

5. Inventories and Property, Plant and Equipment

In millions	September 30, 2003	December 31, 2002
Raw materials	$199	$188
Production materials, stores and supplies	164	153
Finished and in process goods	771	661

Total	$1,134	$1,002

Property, plant and equipment is net of accumulated depreciation of $4,062 million and $3,706 million at September 30, 2003 and December 31, 2002, respectively.

6. Goodwill and Other Intangible Assets

In connection with the transitional impairment test under SFAS No. 142, Goodwill and Other Intangible Assets, the company in the third quarter of 2002 recorded an impairment charge of $352 million, which was reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statement of operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes, as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair value using a discounted cash flow methodology. The impairment charge related to various consumer packaging businesses acquired during 2000 and 2001, before the onset of the current weak economic environment, and reflects a more challenging economic and business environment than was expected when the businesses were acquired.

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year. No further impairment charges have been necessary after the transition charge recorded upon the adoption of SFAS No. 142.

The following table summarizes intangible assets subject to amortization included in other assets:

	September 30, 2003		December 31, 2002
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization
Trademarks and tradenames	$162	$18	$162	$10
Customer contracts and lists	126	21	126	13
Patents	34	9	34	5
Other	24	2	15	1

	$346	$50	$337	$29

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

The company recorded amortization expense of $7 million in each of the quarters ended September 30, 2003 and 2002. The company recorded $21 million of amortization expense for the three quarters ended September 30, 2003 and 2002.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years are as follows: 2003—$28 million; 2004—$28 million; 2005—$27 million; 2006—$26 million; and 2007—$23 million. As acquisitions and dispositions occur in the future, these amounts may vary.

7. Net Income (Loss) Per Common Share

Basic earnings (loss) per share for all the periods presented have been calculated using the weighted average shares outstanding. For the quarter and three quarters ended September 30, 2002, the weighted average number of shares outstanding were 200 million and 189 million, respectively. This average reflects 101 million shares at the beginning of January 2002 when Westvaco only results are reflected and approximately 200 million shares following the merger for the remainder of the first quarter of 2002. The dilutive effects of the net incremental shares issuable upon the exercise of stock options have not been included in the three quarters ended September 30, 2003 and 2002 per share computations as their effect would have been antidilutive. For the quarters ended September 30, 2003 and 2002, 7.1 million and 5.3 million options respectively, were excluded from the calculation of weighted average shares outstanding as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share.

8. Segment Information

The company’s principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated unbleached kraft paperboard, linerboard and saturating kraft paperboard. This segment also produces printed paper and paperboard packaging as well as printed plastic packaging and injection-molded plastic products for the consumer products markets. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil; paper, paperboard and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in North America and Europe, with additional markets located in Latin America, Asia and the Pacific Rim.

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

Corporate and other includes the company’s forestry operations, corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, net pension income and interest expense and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices.

	Sales				Segment Profit (loss)[1]
Third Quarter Ended September 30, 2003 In millions	Trade	Inter- segment		Total
Packaging	$1,007		$8	$1,015	$70
Paper	561		10	571	19
Consumer and Office Products	323			323	48
Specialty Chemicals	88		5	93	16
Corporate and other	20		24	44	(100)

Total	1,999		47	2,046	53
Intersegment eliminations			(47)	(47)

Consolidated totals	$1,999	$		$1,999	$53

	Sales				Segment Profit (loss)[1]
Third Quarter Ended September 30, 2002 In millions	Trade	Inter- segment		Total
Packaging	$969		$2	$971	$88
Paper	599		7	606	(3)
Consumer and Office Products	350			350	54
Specialty Chemicals	84		6	90	14
Corporate and other	21		27	48	(129)

Total	2,023		42	2,065	24
Intersegment eliminations			(42)	(42)

Consolidated totals	$2,023	$		$2,023	$24

	Sales				Segment Profit (loss)[1]
Three Quarters Ended September 30, 2003 In millions	Trade	Inter- segment		Total
Packaging	$2,969		$10	$2,979	$210
Paper	1,547		25	1,572	(39)
Consumer and Office Products	794			794	93
Specialty Chemicals	245		15	260	34
Corporate and other	53		78	131	(353)

Total	5,608		128	5,736	(55)
Intersegment eliminations			(128)	(128)

Consolidated totals	$5,608	$		$5,608	$(55)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

	Sales				Segment Profit (loss)[1]
Three Quarters Ended September 30, 2002 In millions	Trade	Inter- segment		Total
Packaging	$2,705		$2	$2,707	$206
Paper	1,524		24	1,548	(60)
Consumer and Office Products	806			806	99
Specialty Chemicals	246		14	260	45
Corporate and other	68		78	146	(370)

Total	5,349		118	5,467	(80)
Intersegment eliminations			(118)	(118)

Consolidated totals	$5,349	$		$5,349	$(80)

[1]	The consolidated total represents income (loss) from continuing operations before income taxes.

9. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the third quarter ended September 30, 2003 and 2002, was $(10) million and $(21) million, respectively. Comprehensive income (loss) for the three quarters ended September 30, 2003 and 2002 was $(15) million and $(447) million, respectively. The difference between net loss and comprehensive loss for the third quarters and three quarters ended September 30, 2003 and 2002 primarily relate to the impact of foreign currency translations.

10. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has recorded liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Expenses to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $35 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on the company’s consolidated financial condition, liquidity or results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of October 31, 2003, there were approximately 700 lawsuits. Management believes that the company has substantial

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

RETURN TO INDEX

indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $32 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition, liquidity or results of operations.

11. Long-term Debt

During the third quarter of 2003, the company retired $300 million of its debt early and incurred a pre-tax charge of approximately $18 million. For the first three quarters of 2003, the company incurred $26 million of costs related to the early retirement of $600 million of its debt.

12. Gains on Sales of Forestland

The company recorded pre-tax gains on the sales of forestland of $30 million and $9 million in the quarters ended September 30, 2003 and 2002, respectively. For the three quarters ended September 30, 2003 and 2002, the company recorded pre-tax gains on the sales of forestland of $70 million and $38 million, respectively. The gains on the sales of forestlands are recorded in Other (income) expense, net.

13. Other Assets

The company reclassified approximately $138 million of forestlands to Other Assets at September 30, 2003, as the company has classified these assets as “held for sale.”

14. Income Tax Provision (Benefit)

During the third quarter 2003, the company adjusted its tax provision to better reflect its estimate of a lower effective tax rate for the year due to changes in expected income levels primarily in its domestic operations. The year-to-date tax rate was adjusted from 27% to 5% resulting in increased tax provision expense for the third quarter by $12 million as the company had recorded a tax benefit using a higher effective tax rate in the first half of the year.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

For the third quarter 2003, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $27 million, or $0.14 per share. Results for the quarter were led by positive results in the Paper segment as well as continued progress on capturing merger synergies. Synergy capture for the third quarter totaled over $100 million for the company. This improved performance was offset somewhat by continued higher costs for energy and wood at several of the company’s mill-based businesses as well as continued higher production costs at two of the company’s paperboard mills. Lower maintenance costs in the paper segment contributed positively to the third quarter results offsetting continued softness in the coated paper market.

Included in net income for the quarter were pre-tax charges of $18 million or $0.05 per share for costs related to the early retirement of debt. Also included in net income were pre-tax charges of $6 million or $0.02 per share for asset write-downs, facility closures and employee separation costs offset by gains on the sale of previously written-down assets. Net income also included pre-tax gains on the sale of forestlands of $30 million or $0.09 per share.

Also during the third quarter 2003, the company adjusted its tax provision to better reflect its estimate of a lower effective tax rate for the year due to changes in expected income levels primarily in its domestic operations. The year-to-date tax rate was adjusted from 27% to 5% resulting in increased tax provision expense for the third quarter by $12 million or $0.06 per share as the company had recorded a tax benefit using a higher effective tax rate in the first half of the year.

For the three quarters ended September 30, 2003, the company reported a net loss of $56 million, or $0.28 per share. The loss for the three quarters of 2003, included an after-tax charge of $4 million, or $0.02 per share, related to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations.

RESULTS OF OPERATIONS

The merger of The Mead Corporation (“Mead”) and Westvaco Corporation (“Westvaco”) to form MeadWestvaco Corporation was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Since the merger was effective January 29, 2002, prior year reported results for the first three quarters of 2002 include approximately eight months of Mead’s operating results. For additional information on the merger and subsequent internal corporate restructuring, please refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Presented below are third quarter and three quarters ended September 30, 2003 results as reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Also included are the third quarter and three quarters ended September 30, 2002 results as reported in accordance with GAAP, as well as for purposes of comparison, unaudited pro forma sales and income (loss) from continuing operations for the company and pro forma sales and segment profit for each business segment as if the merger had been completed at January 1, 2002. The pro forma profit information includes adjustments for increased depreciation, depletion and amortization for approximately one month due to purchase accounting rules which resulted in an increase to fair value of the historical cost of Mead’s property, plant, equipment and forestlands as well as identified intangible assets. Due to the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

timing of the merger, reported results for the three quarters of 2002 include only approximately eight months of results for Mead, whereas the 2002 pro forma results include nine months of results of Mead. This selected, unaudited, pro forma combined financial information for 2002 is included only for purposes of illustration and to provide an indication of the effect of the additional one month of Mead operations in 2002. It does not necessarily reflect what the operating results would have been if the business combination between Mead and Westvaco had been completed at the beginning of 2002, nor is it necessarily indicative of what the future operating results of the combined company will be.

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions	2003	2002	2003	2002	Pro forma 2002
Sales	$1,999	$2,023	$5,608	$5,349	$5,571
Income (loss) from continuing operations, after tax	27	17	(52)	(44)	(52)

Sales of $2 billion for the quarter ended September 30, 2003 were comparable to sales from continuing operations for the same period last year. Sales for the three quarters ended September 30, 2003 were $5.6 billion compared to reported sales of $5.349 billion and $5.571 billion on a pro forma basis, respectively, for the three quarters ended September 30, 2002.

Income from continuing operations for the third quarter 2003 was $27 million, or $0.14 per share, compared to income from continuing operations of $17 million, or $0.09 per share, for the quarter ended September 30, 2002. For the third quarter of 2003, income from continuing operations includes pre-tax charges of $6 million, or $0.02 per share for asset write-downs, facility closures and employee separation costs, offset by gains on the sale of previously written-down assets, pre-tax gains of $30 million, or $0.09 per share on the sales of forestlands and a pre-tax charge of $18 million, or $0.05 per share related to the early retirement of $300 million of high coupon debt. During the third quarter 2003, the company also adjusted its tax provision to better reflect its estimate of a lower effective tax rate for the year due to changes in expected income levels primarily in its domestic operations. The year-to-date tax rate was adjusted from 27% to 5% resulting in increased tax provision expense for the third quarter by $12 million, or $0.06 per share, as the company had recorded a tax benefit using a higher effective tax rate in the first half of the year. In the third quarter ended September 30, 2002, income from continuing operations included pre-tax restructuring and merger-related charges of $28 million, or $0.08 per share, and pre-tax gains on the sale of forestlands of $9 million, or $0.03 per share.

The loss from continuing operations for the first three quarters of 2003 includes pre-tax charges for asset write-downs, facility closures and employee separation costs totaling $53 million, or $0.16 per share, pre-tax costs of $26 million, or $0.08 per share, related to the early retirement of higher interest rate debt and pre-tax gains on the sale of forestlands of $70 million, or $0.21 per share. In the first three quarters of 2002, the loss from continuing operations included pre-tax restructuring and merger-related charges of $116 million, or $0.38 per share, and pre-tax gains on the sale of forestlands of $38 million, or $0.12 per share. Pension income was $19 million before taxes during the third quarter ended September 30, 2003 compared to $30 million before taxes during the third quarter last year. For the first three quarters of 2003, pension income was $55 million before taxes compared to $93 million before taxes in the same period last year.

Net income in the third quarter was $27 million, or $0.14 per share, compared to a $2 million net loss or $0.01 per share in the quarter ended September 30, 2002. The net loss in last year’s third quarter included an after-tax loss on discontinued operations of $19 million, or $0.10 per share, related to the company’s U.S. containerboard business which was sold in the third quarter last year.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the first three quarters of 2003, the net loss was $56 million or $0.28 per share, compared to a reported net loss of $425 million or $2.24 per share in 2002. Included in the net loss for the first three quarters ended September 30, 2003 was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003 related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Net loss in the three quarters ended September 30, 2002, included a $352 million charge, or $1.86 per share related to the impairment of goodwill upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as well as an after tax loss from the company’s discontinued U.S. containerboard business of $29 million, or $0.15 per share.

Packaging Segment

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions	2003	2002	2003	2002	Pro forma 2002
Sales	$1,015	$971	$2,979	$2,707	$2,781
Segment profit[1]	70	88	210	206	213

[1]	Segment profit measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces coated and uncoated, bleached and unbleached paperboard, linerboard and saturating kraft, as well as consumer packaging for beverage, cosmetics, food, healthcare, pharmaceutical, tobacco and media markets. The segment also produces corrugating medium, linerboard and corrugated and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda.

Sales in the Packaging segment increased to $1.015 billion in the third quarter of 2003 compared to sales of $971 million in the third quarter last year. Higher sales in the third quarter compared to the prior year was due to solid performance in the company’s converting operations. In the segment’s beverage packaging business, sales volume grew on the strength of its operations in North America and Latin America. Although the business experienced some sales volume decline in its European markets, it was helped by favorable exchange rates, as the value of the Euro has strengthened relative to the dollar. Similarly, the segment’s consumer packaging business saw increased sales in the quarter on the strength of media and entertainment packaging, pharmaceutical packaging, and strong demand in the European packaging operations. Offsetting strong results in the converting operations were slightly lower sales and lower earnings from the company’s mill based businesses. Shipments were lower in most paperboard grades compared to the prior year, reflecting softening demand for the company’s paperboard products. Third quarter 2003 bleached paperboard shipments were down approximately 3% from last year’s third quarter and linerboard shipments were down approximately 10% from the prior year third quarter. On a year-to-date basis, shipments of bleached paperboard and linerboard each were up a modest 2% compared to last year’s comparable period due to higher shipments early in the year. Shipments of coated unbleached kraft were down 2% in the third quarter of 2003 compared to the same period last year and up 4% year to date over 2002. Although pricing was relatively stable compared to last year’s third quarter pricing, prices in certain markets for both bleached board and linerboard have seen modest declines during the year and are expected to continue that trend into the fourth quarter.

Segment operating profit declined in the third quarter of 2003 to $70 million, from $88 million in last year’s third quarter due to higher operating costs including increased costs related to energy and wood in the segment’s mill based businesses. Segment operating profit for the three quarters of 2003 was $210 million compared to prior year operating profit of $206 million. Increased energy and wood costs significantly impacted the third quarter and the three quarters of 2003 compared to last year. Energy and wood costs exceeded last year’s third quarter and three

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

quarters costs by approximately $13 million and $43 million, respectively. In addition, demand was slightly down for the paperboard operations, and the mills experienced higher costs in the quarter, which related to increased costs for labor and materials and higher operating costs. These higher operating costs and lower productivity continue to impact operating results at the Covington mill. At the segment’s Charleston mill, certain changes are being made to improve the long-term competitiveness of the mill, which are negatively impacting short term operating results. Results were also impacted by unscheduled downtime at the Charleston mill due to a power recovery boiler outage early in the quarter. Although many of these operating costs are temporary in nature, management expects that some of the costs will continue into the next quarter. During the quarter, the company’s coated unbleached kraft paperboard mill completed its annual scheduled maintenance. Rigesa Ltda, saw improved results on higher pricing and cost control, despite somewhat lower shipment volume and the effect of a weaker currency year over year. In addition, improvement in the segment’s beverage packaging business as well as solid results in the segment’s consumer packaging business offset some of the negative impact of the higher operating costs at this segment’s mill-based operations.

In response to seasonal and market weakness in food service and general folding carton bleached board grades, the company took 17,000 tons of market-related downtime compared to a modest 5,000 tons in last year’s third quarter. In addition, the company expects to take an additional 42,000 tons of downtime in the fourth quarter to better align inventory levels with market demand. For the three quarters of 2003, the company took 20,000 tons of bleached board market-related down time compared to approximately 61,000 tons of downtime in last year’s three quarters. Downtime impacted the third quarter and three quarters ended September 30, 2003 by approximately $3 million and $4 million, respectively, compared to approximately $1 million and $14 million in last year’s third quarter and three quarters ended September 30, 2002, respectively.

Paper Segment

	Third Quarter Ended September 30		Three Quarters Ended September 30
					Pro forma
In millions	2003	2002	2003	2002	2002
Sales	$571	$606	$1,572	$1,548	$1,667
Segment profit (loss)[1]	19	(3)	(39)	(60)	(66)

[1]	Segment profit (loss) is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Paper segment manufactures, markets and distributes coated printing papers, carbonless copy papers and industrial specialty papers.

Segment sales for the third quarter 2003 were down from last year’s third quarter reflecting lower volume for all of this segment’s paper grades as well as slightly lower prices and a somewhat weaker mix. Volumes for coated and carbonless paper each declined approximately 4% from last year’s third quarter. Coated paper pricing has decreased slightly from last year’s fourth quarter pricing, and was also lower in each of the three quarters of 2003 than in the same period in 2002. Prices declined modestly from the third quarter last year and decreased 3% compared to second quarter 2003. Although the segment experienced its normal seasonal increase in demand especially in the text book and catalogue markets, the demand for coated paper continues to be soft in the commercial print markets. The segment took 11,000 tons of coated paper market-related downtime in the third quarter as a result of market weakness. The company anticipates continued weak market conditions in the fourth quarter and announced an additional 32,000 tons of market-related downtime in the fourth quarter. Carbonless pricing is in line with last year’s third quarter pricing and has increased slightly over the second quarter 2003. Demand continues to be weak for the company’s carbonless products reflecting continued weak economic conditions and the general market decline for

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

carbonless paper. In response, one of the segment’s carbonless coaters has been temporarily idled, and the company has announced plans to take 8,000 tons of downtime in the fourth quarter in addition to the 6,000 tons taken in the third quarter. The total 17,000 tons of market-related downtime in the third quarter this year compares to total downtime of 11,000 tons in last year’s third quarter. The additional downtime in the segment impacted the third quarter of 2003 by approximately $6 million compared to $4 million last year.

Segment profit in the third quarter was $19 million in 2003 compared to a segment loss of $3 million last year and a segment loss of $42 million in the second quarter of 2003. Results benefited from the synergies captured as part of the merger activities over the past year. In addition, all of the segment’s mills operated well despite the market –related downtime taken during the quarter. Offsetting the synergy benefits were continued higher costs for energy and wood. Wood and energy costs were approximately $6 million higher than in the third quarter last year, mainly due to higher prices and were $30 million higher than 2002 on a year-to-date basis. Results improved over second quarter as a significant amount of the segment’s annual scheduled maintenance was performed in the second quarter. Also impacting the results of the third quarter was profit from the company’s 50% investment in an oriented strand board (OSB) mill in Minnesota. Pricing for OSB was much higher than last year, driving profitability of that investment during the quarter. The business environment in the specialty paper business continued to be challenging in the third quarter 2003. Sales were down in the quarter by over 20% compared to last year’s third quarter and for the three quarters of 2003, sales were down approximately 12% compared to the same period last year on a pro forma basis. This business continues to rationalize its operations taking market-related downtime as necessary.

Consumer and Office Products Segment

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions	2003	2002	2003	2002	Pro forma 2002
Sales	$323	$350	$794	$806	$839
Segment profit[1]	48	54	93	99	100

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products, envelopes, and gift and decorative products in North America through both retail and commercial channels.

The second and third quarter is a seasonally stronger period for this segment. Although sales were down slightly from last year’s third quarter, demand was still strong for this segment’s products as the business finished its prime back-to-school selling season and enters the selling season for its time management products. Sales are down for this segment due to the exit of certain lower margin product lines as well as the increase of competition in certain commodity products. Timing of shipments can affect results between the second and third quarters of each year. Although segment profit is down from last year’s third quarter, segment profit for the second and third quarters of 2003 were equal to last year’s second and third quarters on lower sales. Strong product names such as MeadWestvaco’s proprietary brand, Five Star®, and licensed products from Nike®, and Disney© continue to contribute to strong results in this segment. In addition, the segment benefited from the addition of the AMCAL decorative calendar business acquired earlier in the year. Offsetting some of the strong performance were higher manufacturing costs as well as lower volumes.

In the first quarter, this segment acquired AMCAL, a company that designs and supplies licensed calendars, gifts and stationery products contributing positively to third quarter results. The purchase price allocation that is included in

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

the September 30, 2003 balance sheet is final and resulted in approximately $9 million of identifiable intangible assets that will be amortized over their estimated useful lives of five years. Early in the fourth quarter, the company completed the purchase of essentially all of the assets of Day Runner Inc., a designer, developer and distributor of loose-leaf, personal organizers and related products for the retail stationery market.

Specialty Chemicals Segment

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions	2003	2002	2003	2002
Sales	$93	$90	$260	$260
Segment profit[1]	16	14	34	45

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from saw dust and from by-products of the pulp and papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, emulsifiers used in asphalt paving, and dyestuffs.

Segment sales were up over last year’s third quarter as well as second quarter 2003. Demand for this segment’s carbon-based products continues to be strong, particularly in the automotive sector, as was demand for the segment’s asphalt emulsifier products. Although sales were comparable for products sold into industrial markets, the industrial market continues to be challenging. Improving manufacturing performance also contributed to solid results offsetting somewhat higher operating costs over the prior year. On a year-to-date basis, segment profit is lower compared to 2002 due to higher year over year operating costs, especially energy and maintenance expenses, as well as lower pricing in ink markets and lower volumes related to the dyestuff business.

Other Items

As noted above, due to the timing of the merger, only eight months of Mead’s actual results are included in the actual as reported amounts in the three quarters of 2002. Some of the change in the amounts reported for the three quarters of 2003 can be attributed to the fact that only eight months of Mead were included in last year’s actual reported amounts.

Selling, general and administrative expenses of $210 million in the third quarter 2003 decreased from $215 million as reported in third quarter 2002. Selling, general and administrative costs were impacted by $2 million of employee separation costs in the third quarter of 2003 compared to $13 million of restructuring and merger-related costs in the third quarter last year. In addition to the items noted above, selling, general and administrative costs were somewhat higher in the third quarter of 2003 and year-to-date through three quarters due to increased employee-related costs, higher outside fees and services and lower pension income compared to third quarter and three quarters ended September 30, 2002.

Interest expense was $71 million in the third quarter of 2003 compared to $81 million last year. The decrease in the interest expense was due to actions the company took to reduce high cost debt and to utilize interest rate swaps to move some of its fixed rate debt to variable rates. Year-to-date interest costs were lower than last year’s due to the actions mentioned above.

Other income, net was $19 million and $62 million in the third quarter and three quarters ended September 30, 2003, respectively, compared to $12 million and $45 million of income in the third quarter and three quarters ended September 30, 2002, respectively. Much of the increase in the quarter and the three quarters of 2003 can be attributed to higher

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

gains on the sales of forestland compared to last year. Offsetting some of the gains during the quarter were costs incurred to retire debt of $18 million. For the three quarters ended September 30, 2003, the company incurred $26 million of costs for the early retirement of debt. Pre-tax gains on sales of forestlands were $30 million and $70 million in the third quarter and three quarters ended September 30, 2003, respectively, compared to gains of $9 million and $38 million in the comparable periods last year. Also included in other income is the company’s share of income from its 50% investment in the OSB mill in Minnesota. The investment income associated with this operation was approximately $7 million in the third quarter of 2003 compared to approximately $1 million in last year’s third quarter. Year to date 2003 income from the investment was approximately $12 million compared to $3 million in the same period in 2002. The results for this investment are included in the Paper segment’s operating profit.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, cash generated from operations and proceeds from the sale of non-strategic assets provided the major sources of funds for the company. These items have continued to be a significant source of funds in 2003. In addition, for the third quarter and three quarters of 2003, short-term borrowings, primarily commercial paper, were used to finance seasonal needs as the packaging systems and consumer and office products businesses are building seasonal inventories and receivables. Cash and cash equivalents totaled $177 million at September 30, 2003 compared to $372 million at December 31, 2002 and $451 million at September 30, 2002. The company had short-term borrowings outstanding at September 30, 2003 of $567 million compared to no short-term borrowings at December 31, 2002, and $56 million at September 30, 2002.

Operating Activities

The company generated cash of $163 million from operating activities for the three quarters ended September 30, 2003 compared to cash provided by operating activities of $287 million for the three quarters ended September 30, 2002. The net loss experienced in the first three quarters of 2003 as well as the working capital increase in 2003 negatively impacted operating cash flows of the company during the period. The ratio of current assets to current liabilities was 1.3 at September 30, 2003, 1.5 at December 31, 2002 and 1.5 at September 30, 2002.

Investing Activities

Capital spending totaled $258 million for the three quarters ended September 30, 2003, compared to $276 million for the same period last year. This level of capital spending is well below the company’s level of depreciation and is on target to keep annual capital spending at approximately $400 million in 2003. Because of the well-invested nature of the company’s facilities, management was able to lower its capital spending targets to preserve capital and optimize returns on new investments in this challenging economic environment.

On October 1, 2003, the company announced that it reached an agreement on the sale of 629,000 acres of commercial forestland in Maine and New Hampshire for a price exceeding $200 per acre. The agreement secures a favorable transaction price; long-term wood supply agreements for the company’s paper mill in Rumford, Maine; and continued third-party certification to ensure that the land is managed using sustainable forestry practices. The sale is expected to close by the end of the year.

During the quarter, the company completed the sale of 34,000 acres of non-strategic forestlands generating proceeds of $50 million. In the three quarters of 2003, the company sold 71,000 acres of forestlands generating proceeds of $98 million. Overall, asset sales generated $133 million of proceeds in the three quarters ended September 30, 2003 compared to $420 million in the same period last year. Last year’s proceeds included approximately $375 million of proceeds from the sale of the company’s discontinued U.S. containerboard business. For the year ended December 31, 2002, the company generated $134 million of proceeds from the sale of non-strategic forestlands. Management is

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

committed to the forestland sale program and expects to accelerate the timing of many of these divestitures. Management expects to generate proceeds of $450 to $500 million over the two-year period of 2003 and 2004 from these forestland sales, with about two-thirds occurring in 2003.

During 2003, the company acquired AMCAL for approximately $12 million. In addition, early in the fourth quarter, the company completed the purchase of essentially all of the assets of Day Runner Inc., a designer, developer and distributor of loose-leaf, personal organizers and related products for the retail stationery market. The Day Runner transaction will not have a material impact on the cash flows of the company.

Financing Activities

MeadWestvaco has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2003. The company is currently in the process of renewing the 364-day bank credit agreement and expects to have an agreement in place by the end of the year. The combined $1 billion of credit facilities were utilized to support the $567 million of commercial paper borrowings at September 30, 2003. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain certain financial covenants with which the company is in compliance.

During the quarter, a rating agency affirmed the company’s BBB long-term credit rating, but updated its outlook to “negative” for MeadWestvaco and other BBB long-term rated companies in the North American forest products industry. This “negative outlook” lowers the company’s short-term credit rating and makes it more difficult for the company to borrow in the commercial paper market. The company has primarily utilized the commercial paper market to fund its short-term working capital needs during the year. As a result of the outlook, the company expects to utilize its multi-year bank credit agreement for short-term funding needs. The company has available to it a total of $1 billion under its two bank credit agreements. In addition, the company is exploring other options for short term funding sources to assure that it is utilizing the most cost effective means to borrow for short-term needs.

The company retired $300 million of 7% and 7-1/4% coupon debt in the third quarter 2003. The company utilized a combination of cash and short-term borrowings to retire the debt. In connection with the retirement of this debt, the company incurred pre-tax costs of $18 million in the third quarter, of which approximately half was in cash. The company retired approximately $600 million of higher coupon debt incurring pre-tax charges of $26 million year to date. Management expects to pay down much of its short-term borrowings with cash from operations and asset sales in the fourth quarter. In addition, the company has the ability to borrow funds pursuant to a shelf registration statement filed in the first quarter that it may utilize to repay any remaining portion of short-term borrowings.

The percentage of debt to total capital (debt plus equity) for MeadWestvaco was 49.2% at September 30, 2003, 48.8% at December 31, 2002 and 49.9% at September 30, 2002. The increase in the debt to total capital ratio from December 31, 2002 to September 30, 2003 is a result of the short term funding of the company’s seasonal increase of accounts receivable and inventory. At September 30, 2003, the company had $632 million of notes payable and current maturities of long-term debt compared to $363 million at December 31, 2002.

During the three quarters ended September 30, 2003, the company paid to its shareholders $138 million in dividends, compared to $160 million in dividends in the three quarters ended September 30, 2002. The amount paid in 2002 includes an additional dividend to shareholders of Westvaco that was declared in November 2001 and paid in January 2002 prior to the merger of Mead and Westvaco.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Mead and Westvaco made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $35 million in environmental capital expenditures in 2003 and approximately $53 million in 2004. Approximately $49 million was spent on environmental capital projects in 2002.

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

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has recorded liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Expenses to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $35 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on the company’s consolidated financial condition, liquidity or results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of October 31, 2003, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $32 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

MeadWestvaco is involved in a patent infringement dispute with Riverwood International regarding FridgeMasterTM, a beverage packaging carton. Riverwood’s suit sought a preliminary injunction and damages. Application was later made to the court to adjourn the hearing for the purpose of engaging in settlement discussions. The hearing has not been rescheduled, and no date has been set for trial. The company is vigorously defending this litigation. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, management does not believe that this dispute will have a material adverse effect on the company’s consolidated financial condition, liquidity or results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition, liquidity or results of operations.

Outlook

The company continues to be ahead of its initial plans in merger integration activities, capturing over $100 million of synergies in the third quarter of 2003. Management expects that the company will achieve or exceed its revised goal of $360 million of synergies by the end of the year, one full year ahead of schedule. As the company is closing in on its synergy target, management is not satisfied with the company’s current operating results and recognizes that the synergy savings are not sufficient to produce acceptable returns. The management team is aggressively identifying new opportunities for cost savings and productivity improvements to enhance both earnings and cash flow. The company expects to announce a new important productivity initiative near the end of this year.

During the third quarter, the company experienced less impact from its energy and wood costs compared to the first half of the year, but those costs remain higher than last year. It is expected that wood supply will continue to be tight throughout the remainder of the year and into the first half of 2004. Energy costs have leveled off somewhat but will be higher year-over-year due to higher average prices. Management expects that the company will experience a seasonal slowdown in many of its businesses in the fourth quarter.

Although there seem to be early signs of a strengthening economy, the company has not seen any significant improvement in most of its markets. Pricing, especially in our mill-based businesses continues to be difficult. The Paper segment experienced a seasonal up tick in volume during the third quarter as expected. Despite the increase in volume, the business took 11,000 tons of coated paper market-related downtime in the third quarter to bring down inventory levels and expects to take an additional 32,000 tons in the fourth quarter – a seasonally weak quarter. The carbonless paper markets continue to be challenging as well. The segment took 6,000 tons of carbonless downtime as a result of market conditions in the third quarter and has announced an additional 8,000 tons in the fourth quarter.

The company’s businesses are affected by the overall geopolitical environment in which they operate. The coated paper market in the U.S. has been significantly influenced by increased import activity over the last few years. Management believes that a dollar valued at the more normalized levels recently experienced could contribute to reduced levels of imports from the EU and/or improved pricing in this business. However, excess capacity in Asia has resulted in increased imports, particularly from Korea. Management expects that this situation will continue for the remainder of the year and negatively affect the papers business in both price and volume. Synergy capture in this segment continues to be strong, although the segment experienced higher costs and softer markets that have to date

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

masked the full impact of those synergies. While the Paper segment has experienced operating losses on a year to date basis, management believes that the improvements being made should make the company’s coated paper business one of the highest quality, lowest cost platforms in North America. At least once a year, the company is required to review all of its goodwill related to each of its businesses for the possibility of impairment, including the Paper segment given its recent operating performance.

Paperboard markets continue to be very competitive and challenging, especially in the food service and general folding carton markets. In response to seasonal and market weakness in these markets, the company anticipates taking 42,000 tons of market-related downtime in the fourth quarter, in addition to the 17,000 taken in the third quarter. In addition, this segment continued to experience operating issues at two of the segment’s mills. Although some of the operating issues improved from the second quarter, operations did not improve as expected. Management expects to see continued improvement in the fourth quarter and into 2004.

The company experiences seasonality in many of its businesses during the fourth quarter each year. For the consumer packaging business, the fourth quarter tends to be its strongest quarter both in terms of sales and earnings. This seasonality is driven primarily in the media and entertainment markets and to a lesser extent in pharmaceutical and cosmetic packaging. In the Consumer and Office Products segment, sales of time management products are very strong in the fourth quarter with traditional school and office products weakening. Overall, this quarter tends to be seasonally lower in terms of sales and earnings when compared to the second and third quarters. In addition, last year, the Consumer and Office Products segment benefited from some one-time adjustments to certain sales related accruals in the fourth quarter that may not occur during the fourth quarter 2003. And, as noted above, the fourth quarter tends to be seasonally weaker in many of our mill-based businesses.

Management is aggressively pursuing the announced program of divesting a portion of the company’s forestland. Although the exact timing of the sale of acreage is difficult to estimate, management anticipates that the company will generate total proceeds of $450 to $500 million over the two-year period of 2003 and 2004, with about two-thirds occurring in 2003.

Pension income was $19 million in the third quarter 2003 and is expected to be $73 million for the year. The company is currently reviewing assumptions and judgments regarding its pension plans that will affect pension income for 2004 and will finalize them in the fourth quarter. Management currently estimates 2004 pension income to range between $40 and $50 million before taxes. The estimated pension income for 2004, which has no effect on cash flows, was based on assumptions consistent with those utilized for the 2003 calculation of pension income. Although pension income is decreasing for 2004, the company’s qualified domestic pension plans remain overfunded and the company does not expect to make contributions to the plans for several years. For additional information regarding the company’s pension plans, see the critical accounting policies section of Management’s Discussion and Analysis.

The company is modifying certain postretirement health care benefits provided to its future retirees. As a result of the changes, which have not been finalized or implemented, the company expects that annual expense associated with these plans of approximately $25 million in 2003, will decrease, beginning in 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OTHER ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Restructuring Actions

Quarter ended September 30, 2003

During the quarter ended September 30, 2003, MeadWestvaco recorded total pre-tax charges of $11 million for asset write-downs, facility closures and employee separation costs offset by gains on the sales of previously written-down assets of $5 million. Approximately $4 million and $2 million of the net charges were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter, the company wrote down to net realizable value, a sawmill and related assets that the company is marketing for sale. In the third quarter, the assets were written down by an additional $1 million as the fair value of the assets were determined to be lower. The company also recorded employee separation costs of $2 million related to approximately 150 employees associated with the sawmill. These employees are expected to be separated from the company by the end of the fourth quarter. Total charges for this action are expected to be $12 million of which $11 million has been recorded through September 30, 2003.

Also, during the quarter, the company recorded additional facility closure costs of $3 million in connection with the previously announced action to close its remaining packaging converting plants in Richmond, Virginia; Cleveland, Tennessee; and Newark, Delaware. These costs included items that were not able to be recorded as part of the closure actions until the costs were actually incurred. The charges included additional termination benefits, leasing costs, and other closure costs.

Approximately 525 employees were affected by the charges associated with the closure of the packaging converting plants in the first and second quarters of 2003. Total charges for the closures are expected to be approximately $17 million of which $16 million was recognized through September 30, 2003. At September 30, 2003, substantially all of the employees associated with these packaging converting plants had separated from the company.

Approximately $2 million of additional employee separation costs were incurred during the quarter as a result of continued various restructuring activities. Approximately 55 employees were affected by these activities in the quarter and all of them are expected to be separated from the company by the end of the year.

Other:

In connection with the continued review of its businesses, the company recorded additional employee-related charges of $1 million in the third quarter related to employee separation costs covering approximately 10 other MeadWestvaco employees. This charge includes adjustments to previous estimates to employee-related charges taken in previous quarters. These charges are in addition to $22 million recorded in the first half for similar actions. A total of 115 employees were affected by these actions during the first three quarters.

During the third quarter, the company sold two previously written-down facilities. As a result of the sales of those facilities, the company recorded total gains of $5 million, of which, $2 million was attributable to the Paper segment and the remaining $3 million related to the Consumer and Office Products segment.

In addition, a corporate asset that is classified as “held for sale” was written down to its estimated fair value, resulting in a charge of $2 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$1	$4	$2	$1	$8
Paper	(2)				(2)
Consumer and Office Products	(3)				(3)
Corporate and other	2	1			3

	$(2)	$5	$2	$1	$6

Three quarters ended September 30, 2003

During the three quarters of 2003, MeadWestvaco recorded total pretax charges of $53 million for asset write-downs, facility closures and employee separation costs, of which $35 million and $18 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Inventory writedowns	Total
Packaging	$11	$17	$3	$2	$33
Paper	(2)	7			5
Consumer and Office Products	(3)	1			(2)
Corporate and other	2	15			17

	$8	$40	$3	$2	$53

Year ended December 31, 2002

For the quarter ended and three quarters ended September 30, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $28 million and $116 million, respectively. Of these amounts, $15 million and $13 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the third quarter of 2002. In the three quarters of 2002, $57 million and $59 million were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: Due to the company’s exit from the U.S. tobacco carton market, the company reviewed certain long-lived assets in its consumer packaging business for impairment. As a result of the review, production facilities were written down to their fair values and the company recorded a pretax impairment charge of $4 million.

The company also took actions to streamline its packaging operations through the planned shutdown of a packaging plant in Greenville, Mississippi, the planned disposal of a packaging plant in Richmond, Virginia, and through other cost-reduction measures. These actions resulted in a pretax charge of $19 million. This charge was primarily due to the write down of long-lived assets and employee separation costs covering approximately 334 former Westvaco employees. As of September 30, 2003, 323 of the employees had separated from the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The remaining separations are expected to be substantially complete by the end of the year.

Paper: As part of the company’s planned integration strategy, MeadWestvaco announced the permanent closure of an older, high-cost coated paper machine at the mill in Luke, Maryland. Pre-tax charges associated with the shutdown included $12 million to write down the assets. Integration of the Mead and Westvaco paper groups resulted in $4 million of pre-tax costs covering approximately 220 former Westvaco employees. As of September 30, 2003, 160 employees had separated from the company. The remaining separations are expected to occur by the end of the first quarter of 2004. In addition, in 2002 the company recognized related inventory write downs of $1 million.

Consumer and Office Products: During 2002, the company closed three of its segment’s envelope plants; one located in Worcester, Massachusetts, and two located in Springfield, Massachusetts, and transferred product manufacturing to other company facilities. Closing the plants resulted in a pretax charge of approximately $11 million. The charges were associated with asset writedowns, employee costs and other closure-related expenses covering approximately 200 former Westvaco employees. All of the employees have separated from the company.

Corporate and other: As part of the company’s planned integration strategy, the reorganization of overlapping corporate and other business units, principally information technology, finance, forestry, purchasing and logistics resulted in full-year 2002 charges that included $20 million of asset writedowns and $20 million of employee costs covering about 400 employees. Approximately 370 of the employees have separated from the company as of September 30, 2003, and the remaining separations are expected to be substantially complete by the end of the year.

The company incurred $61 million in merger-related costs, which included charges for integration-related consulting and costs associated with relocating certain Westvaco functions, which were expensed as incurred.

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the three quarters of 2003:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2002	$22	$3	$25
Add: current charges	40	3	43
Less: payments	40	3	43

Balance of related accruals at September 30, 2003	$22	$3	$25

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In the third quarter 2003, the company recorded pension income before employee separation costs of approximately $19 million before taxes and expects to record $73 million for the full year. The estimate assumes a lower long-term rate of return on plan assets of 8.5% compared to 9% and 8.75% for Mead and Westvaco in 2002, respectively. This estimate also assumes a discount rate of 6.5% compared to 7% and 6.5% for Mead and Westvaco in 2002, respectively. In 2003, if the percentage for the expected rate of return on plan assets were to change by 0.5%, annual pension income would change by approximately $17 million. Similarly, if the discount rate were to change by 0.5%, annual pension income would change by approximately $6 million.

At September 30, 2003, the aggregate value of pension fund assets has increased to $2.9 billion from $2.7 billion at December 31, 2002, reflecting overall equity market performance. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, corresponding charges to intangible assets and other comprehensive income are required to be recorded. While the company does not expect to record an additional minimum liability, if asset values decline and fall below the accumulated benefit obligation, the company would be required to record an additional minimum liability at December 31, 2003.

The company is modifying certain postretirement health care benefits provided to its future retirees. As a result of the changes, which have not been finalized or implemented, the company expects that annual expense associated with these plans of approximately $25 million in 2003, will decrease, beginning in 2004.

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

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with impairment reviews of tangible and other intangible assets, management uses judgment in assessing goodwill for impairment. In accordance with the transition provisions of SFAS No. 142, the company assessed the value of its goodwill as of January 1, 2002 and determined an impairment charge was warranted. The company will review the recorded value of its goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. At September 30, 2003, goodwill totaled $745 million, representing approximately 6% of total assets.

Revenue recognition: The company recognizes revenues at the point title and the risk of ownership pass with recognition of appropriate allowances for estimated returns and allowances based on historical experience, current trends and any notification received of pending returns. Changing economic conditions and markets may require adjustment to allowances, if unforeseen events occur.

Stock options: The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its stock option plans. That opinion does not require a company to expense the value of stock options granted to employees. However, if compensation cost for the company’s stock options granted had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s expense would have been $1 million after taxes for the third quarter and $4 million after taxes for the first three quarters.

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

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires consolidation by business enterprises of variable interest entities, which meet certain characteristics. The interpretation applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Certain provisions of statement were delayed until the fourth quarter of 2003. While management has not completed the evaluation of this interpretation, it is not expected to have a significant impact on the company’s consolidated financial statements.

Recently issued accounting standards

In April 2003 the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

after September 30, 2003. While management has not completed the evaluation of the effect of this statement, it is not expected to have a significant impact on the company’s financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to continue to realize anticipated cost savings and to integrate successfully; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation; and, currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2002. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer
(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer
(32.1)	Section 1350 Certification by Chief Executive Officer
(32.2)	Section 1350 Certification by Chief Financial Officer

(b)	Reports on Form 8-K:

1)	A report on Form 8-K was filed on July 28, 2003. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure—On July 28, 2003, MeadWestvaco issued a news release announcing second quarter and six months ended June 30, 2003 results.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant) November 12, 2003

/s/ Cynthia A. Niekamp

Cynthia A. Niekamp Senior Vice President and Chief Financial Officer (Principal Financial Officer)