Form 10-K
period 2003-12-31
MEADWESTVACO CORP
filed 2004-02-27
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 31-1797999 (I.R.S. Employer Identification No.)	One High Ridge Park Stamford, CT 06905 Telephone 203-461-7400 (Address and telephone number of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock- $0.01 par value	New York Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At June 30, 2003, the aggregate market value of voting common stock held by nonaffiliates was $4,973,723,256 determined by multiplying the highest selling price of a common share on the New York Stock Exchange - Composite Transaction Tape on such date times the amount by which the total stock outstanding exceeded the stock beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2004, the number of shares of common stock of the Registrant outstanding was 201,109,891.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders are incorporated by reference in Part I and II. Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2004, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 16, 2004.

Introduction

This report covers the twelve-month period ended December 31, 2003. MeadWestvaco Corporation was formed in connection with the merger of equals of The Mead Corporation (“Mead”) and Westvaco Corporation (“Westvaco”), which was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Therefore, the historical financial statements of Westvaco are the consolidated historical financial statements of MeadWestvaco. Accordingly, the financial results for the periods prior to the merger included in this report are the financial results of Westvaco. Effective January 29, 2002, Westvaco changed its fiscal year from a fiscal year ending October 31, to a fiscal year ending December 31; therefore, this report includes financial information for the two-month transition period ended December 31, 2001 (the “Transition Period”).

Part I

Item 1.	Business

General

MeadWestvaco Corporation, a Delaware corporation, is a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. MeadWestvaco’s principal operating business segments are (1) packaging, (2) paper, (3) consumer and office products and (4) specialty chemicals.

Packaging

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and health care products. The segment also produces corrugating medium, linerboard, and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda. In addition, the segment manufactures equipment that is leased to its beverage and dairy customers to package their products. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, media products and nonrefrigerated beverages. Coated natural kraft is used for a range of packaging applications, the largest of which for MeadWestvaco is multiple beverage packaging. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as in pad stock for electronic components.

Paper

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

Consumer and Office Products

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products and envelopes in North America through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including Mead®, AT-A-GLANCE®, AMCAL® Cambridge®, Day Runner®, Five Star®, COLUMBIAN® and Trapper Keeper®.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from saw dust and from the by-products of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

For a more detailed description of MeadWestvaco’s segments, including financial information, see Note S of the consolidated financial statements included in the MeadWestvaco 2003 Annual Report to Shareholders, incorporated herein by reference.

Marketing and distribution

The principal markets for MeadWestvaco’s products are in the United States, Canada, Latin America, Europe and Asia. MeadWestvaco operates in 29 countries and serves customers in approximately 100 nations. MeadWestvaco’s products are sold through a mixture of its own sales force and through paper merchants and distributors. The company has sales offices in key cities throughout the world.

Forestry

The principal raw material used in the manufacture of paper, paperboard and pulp is wood. MeadWestvaco’s strategy, based on the location of its mills and the composition of surrounding forestland ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and private contractors and suppliers for the balance. MeadWestvaco owns approximately 2.3 million acres and manages an additional 104,000 acres worldwide. As part of MeadWestvaco’s strategic review of its forestlands holdings, the company expects to reduce its U.S. land base over the next few years to approximately 1.8 million acres of forests worldwide, disposing of parcels which do not fit into MeadWestvaco’s strategy of focusing resources and technology on the land base that will most efficiently support the company’s mills. In limited circumstances, the company may consider the sale of parcels that are important to its mills so long as it is able to obtain fiber supply agreements in conjunction with the sale.

MeadWestvaco expects to continue to obtain its wood requirements from company-owned or controlled forestlands, from private woodland owners and private contractors or suppliers, including participants in the company’s Cooperative Forest Management Program (CFM) which provides an additional source of wood fiber from acreage owned by participating landowners and managed with assistance from company foresters. The company believes that these sources will be able to adequately supply the company’s needs.

As of December 31, 2003, MeadWestvaco owned 128,000 acres of forestland in Brazil (more than 1,000 miles from the Amazon rainforests); and approximately 2,219,000 acres of forestland in the United States, including 670,000 acres in the North; 707,000 acres in the Central region; and 842,000 acres in the South. An additional 104,000 acres are managed in the South.

Intellectual property

MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to MeadWestvaco’s business, the loss of any one or any related group of such rights would not have a material adverse effect on the business of MeadWestvaco, with the exception of the “Mead®” trademark for consumer and office products.

Competition

MeadWestvaco operates in very challenging domestic and international markets, and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, the company’s business is affected by a range of macroeconomic conditions, including industry capacity;

a trend in the paper and forest products industry toward consolidation; global competition; economic conditions in the U.S. and abroad; and currency exchange rates.

The company competes principally through quality; price; value-added products and services such as packaging solutions; customer service; innovation; technology; and product design. The company’s proprietary trademarks and patents are also important to the company’s competitive position in certain markets.

MeadWestvaco’s Packaging segment competes globally with manufacturers of value-added bleached and unbleached paperboard for packaging and graphic applications, as well as specialty paperboards, and numerous national and regional packaging service providers in the package design, development and manufacturing arenas. The Paper segment competes with numerous other major paper manufacturers, both domestic and foreign, including coated, carbonless and digital paper producers in the printing and writing segments and decorative laminating papermakers. The Consumer and Office Products segment competes with national and regional converters as well as foreign producers. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins.

Research

MeadWestvaco’s research and development efforts are primarily focused on innovative product development and manufacturing process improvement; as well as on increased timber and fiber production on a sustainable basis.

Environmental Laws and Regulations

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Prior to the merger, Mead and Westvaco made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $40 million in environmental capital expenditures in 2004 and approximately $69 million in 2005. Approximately $35 million was spent on environmental capital projects in 2003.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the “Cluster Rules”) designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. Mead and Westvaco have taken major steps to comply with the Cluster Rules. MeadWestvaco expects to incur capital expenditures beyond the expenditures stated above by approximately $13 million to comply with the Cluster Rules by 2006.

MeadWestvaco has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive

Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3, “Legal Proceedings.” There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Amounts to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $35 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, the resolution of pending litigation and proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3, “Legal proceedings.”

Employees

MeadWestvaco employs approximately 29,400 people worldwide, of whom approximately 21,800 are employed in the United States and 7,600 are employed internationally. Of this group, approximately 13,100 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco’s European facilities have separate house union agreements or series of agreements specific to the workforce at each facility.

International operations

MeadWestvaco’s operations outside the United States are conducted through subsidiaries located in Canada, Latin America, Europe and Asia. While there are risks inherent in foreign investments, MeadWestvaco does not believe at this time that such risks are material to its overall business prospects. MeadWestvaco’s sales that were attributable to domestic operations were 82% and 85% for the years ended December 31, 2003 and 2002, 83% during the Transition Period and 89% for the fiscal year ended October 31, 2001. MeadWestvaco’s sales that were attributable to foreign operations were 18% and 15% for the years ended December 31, 2003 and 2002, 17% during the Transition Period and 11% for fiscal year 2001. Export sales from MeadWestvaco’s U.S. operations were approximately 12% in each of the years ended December 31, 2003 and 2002, 15% during the Transition Period and 14% of MeadWestvaco’s fiscal year sales in 2001. For more information about domestic and foreign operations, see Note S to the consolidated financial statements included in the MeadWestvaco 2003 Annual Report to Shareholders, incorporated herein by reference.

Available Information

The company’s Internet address is www.meadwestvaco.com. Please note that MeadWestvaco’s Internet address is included in this annual report on Form 10-K as an inactive textual reference only. The information contained on the company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MeadWestvaco files annual, quarterly and current reports, proxy statements and other information with the SEC and it makes available free of charge most of the company’s SEC filings through its Internet website as soon as reasonably practicable after these materials are filed electronically with the SEC. You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of the company’s website.

Item 2.	Properties

MeadWestvaco is headquartered in Stamford, Connecticut, and maintains a significant corporate and operational presence in Dayton, Ohio. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. For information concerning the company’s forestlands, see Part I, Item 1, “Business.” The location of MeadWestvaco’s production facilities are as follows:

Packaging

Paperboard Mills
Cottonton, Alabama	North Charleston, South Carolina
Covington, Virginia	Tres Barras, Santa Catarina, Brazil
Evadale, Texas	Valinhos, São Paulo, Brazil
Extrusion and Sheeting Plants
Low Moor, Virginia	Venlo, The Netherlands
Silsbee, Texas
Consumer Packaging Plants
Birmingham, United Kingdom	London, United Kingdom (Leased)
Bydgoszcz, Poland	Louisa, Virginia (Leased)
Caguas, Puerto Rico (Leased)	Louisville, Kentucky (Leased)
Corby, United Kingdom	Manaus, Amazonas, Brazil
Crimmitschau, Germany	Mebane, North Carolina
Dresden, Germany	Melrose Park, Illinois (Leased)
Dublin, Ireland (Leased)	Moscow, Russian Federation (Leased)
Elizabethtown, Kentucky	Pine Brook, New Jersey
Enschede, The Netherlands	Pittsfield, Massachusetts (Leased)
Franklin Park, Illinois (Leased)	Salzburg, Austria (Leased)
Freden, Germany	Slough, United Kingdom (Leased)
Garner, North Carolina	Svitavy, Czech Republic
Graz, Austria	Swindon, United Kingdom (Leased)
Grover, North Carolina	Uden, The Netherlands (Leased)
Haarlem, The Netherlands	Valinhos, São Paulo, Brazil
Jacksonville, Illinois	Warrington, Pennsylvania (Leased)
Krakow, Poland	Warsaw, Poland (Leased)
Littlehampton, United Kingdom (Leased)
Lumber Product Plants
Cottonton, Alabama	Summerville, South Carolina
Corrugated Container Plants
Blumenau, Santa Catarina, Brazil	Pacajus, Ceara, Brazil
Manaus, Amazonas, Brazil	Valinhos, São Paulo, Brazil

Packaging Systems Plants
Ajax, Ontario, Canada	Chicago, Illinois
Atlanta, Georgia	Deols, France
Bilboa, Spain	Lanett, Alabama
Borghetto di Avio, Italy	Roosendaal, The Netherlands
Bristol, United Kingdom	Shimada, Japan
Buena Park, California	Smyrna, Georgia
Chateauroux, France	Trier, Germany

Papers

Paper Mills
Chillicothe, Ohio	Rumford, Maine
Escanaba, Michigan	South Lee, Massachusetts
Luke, Maryland	Wickliffe, Kentucky
Potsdam, New York
Carbonless Converting Plant
Fremont, Ohio
Coated Converting Plant
Chillicothe, Ohio

Consumer & Office Products

Plants and Distribution Centers
Alexandria, Pennsylvania	Nuevo Laredo, Mexico
Garden Grove, California	St. Joseph, Missouri
Garland, Texas	Sidney, New York
Mexico City, Mexico	Toronto, Ontario, Canada
Envelope Plants
Atlanta, Georgia	Kenosha, Wisconsin
Dallas, Texas	Los Angeles, California
Enfield, Connecticut	Williamsburg, Pennsylvania
Indianapolis, Indiana

Specialty Chemicals

Covington, Virginia	North Charleston, South Carolina
Delran, New Jersey	Waynesboro, Georgia
DeRidder, Louisiana	Wickliffe, Kentucky

Forestry Centers

Chillicothe, Ohio	Summerville, South Carolina
Escanaba, Michigan	Tres Barras, Santa Catarina, Brazil
Phenix City, Alabama	Wickliffe, Kentucky
Rupert, West Virginia

Research Facilities

Chillicothe, Ohio	North Charleston, South Carolina
Laurel, Maryland	Summerville, South Carolina

Leases

For financial data on certain MeadWestvaco leases, see Note H to the consolidated financial statements, included in the MeadWestvaco 2003 Annual Report to Shareholders, and incorporated herein by reference.

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

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco’s Luke, Maryland mill, alleging violation of the PSD regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with the EPA’s allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco’s Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Discovery is proceeding in connection with the remaining claims. No trial date has been set, but a trial is not expected to commence before late 2004. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

In June 1996, the EPA issued administrative orders under Section 106 of CERCLA to Mead and two other potentially responsible parties (PRPs), as part of the EPA’s plans for the interim remediation of certain property within the Chattanooga Creek (Tennessee) Superfund site, including land located near a closed Mead manufacturing facility. In 1997, Mead indicated its intent to not comply with the Section 106 order. A party who, without sufficient cause, refuses to comply with a Section 106 Order may be subject to fines of up to $27,500 per day and punitive damages in an amount up to three times the costs incurred by the EPA as a result of the failure to comply with the order. MeadWestvaco believes that Mead had sufficient cause not to comply with the Section 106 Order, and that there is little likelihood of the imposition of fines or punitive damages having a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

The EPA has completed the interim removal action, at a cost of approximately $13 million. The EPA and the PRPs are currently in settlement discussions concerning the interim removal action. In 2002, the EPA issued its Record of Decision for final remediation of the overall Chattanooga Creek Superfund site, including additional portions not included within interim removal action at an estimated cost of approximately $9 million. The EPA and the PRPs have commenced discussions concerning allocation of liability and implementation of a remedy. Based on information currently available MeadWestvaco does not expect this proceeding will have a material adverse effect on the consolidated financial condition, liquidity or results of operations of the company.

MeadWestvaco has established liabilities of approximately $33 million relating to the aforementioned and other environmental proceedings. Additional information is included in Part I, Item 1, “Business - Environmental Laws and Regulations,” and Note O to the consolidated financial statements included in the MeadWestvaco 2003 Annual Report to Shareholders incorporated herein by reference.

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

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2003.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	55	Chairman and Chief Executive Officer	2002
James A. Buzzard	49	President	2003
Rita V. Foley	50	Senior Vice President	2002
Cynthia A. Niekamp	44	Senior Vice President and Chief Financial Officer	2003
Linda V. Schreiner	44	Senior Vice President	2002
Mark T. Watkins	50	Senior Vice President	2002
Wendell L. Willkie, II	52	Senior Vice President, General Counsel and Secretary	2002
Linda C. Sheffield	47	Vice President	2004
Daniel J. McIntyre	50	Vice President	2003
Robert E. Birkenholz	43	Treasurer	2004
John E. Banu	56	Controller	2002

*	As of March 1, 2004

**	Director of MeadWestvaco

MeadWestvaco’s officers are elected by the Board of Directors annually for one-year terms.

John A. Luke, Jr., President and Chief Executive Officer 2002-2003, Chairman of the Board, Chief Executive Officer and President of Westvaco 1996-2002;

James A. Buzzard, Executive Vice President 2002-2003, Executive Vice President of Westvaco 2000-2002, Senior Vice President 1999, Vice President 1992-1999;

Rita V. Foley, Senior Vice President of Westvaco 1999-2002, Independent Consultant 1998-1999;

Cynthia A. Niekamp, Senior Vice President 2002-2003, President of the Mead Specialty Paper Division 1998-2002;

Linda V. Schreiner, Senior Vice President of Westvaco 2000-2002, Manager of Strategic Leadership Development 1999-2000, Senior Manager of Arthur D. Little, Inc. 1998-1999, Vice President of Signet Banking Corporation 1988-1998;

Mark T. Watkins, Vice President of Mead 2000-2002, Vice President, Human Resources and Organizational Development of the Mead Paper Division 1999, Vice President, Michigan Operations of Mead Paper Division 1997;

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco 1996-2002;

Linda C. Sheffield, Director, Internal Audit 2002-2004, Vice President and Director, Mead Financial Service Center 1999-2002, Vice President and Director of Audits 1998-1999.

Daniel J. McIntyre, Vice President, Public Policy of Pharmacia, Inc. 2000-2003, Vice President, Public Policy and Communications, Bayer Corporation, Pharmaceutical Division 1994-2000.

Robert E. Birkenholz, Assistant Treasurer 2003-2004, Assistant Treasurer, Amerada Hess Corporation 1997-2002;

John E. Banu, Vice President of Westvaco 1999-2002, Comptroller 1995-1999.

There are no family relationships among executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

Part II

Item 5.	Market for the registrant’s common stock and related security holder matters

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2003		Year ended December 31, 2002
STOCK PRICES	High	Low	High	Low
First Quarter	$26.86	$21.37	$36.50	$28.66
Second Quarter	26.35	21.72	33.95	28.07
Third Quarter	27.35	23.50	33.70	17.75
Fourth Quarter	29.83	24.92	25.85	15.57

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2003, the number of shareholders of record of MeadWestvaco common stock was approximately 36,740. This number includes approximately 21,000 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in the company’s savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2003	Year ended December 31, 2002
First Quarter	$.23	$.23
Second Quarter	.23	.23
Third Quarter	.23	.23
Fourth Quarter	.23	.23

Year	$.92	$.92

Item 6.	Selected financial data

	Years ended		Two-month transition period ended	Fiscal years ended October 31
In millions, except per share data	12/31/03	12/31/02	12/31/01	2001	2000	1999
EARNINGS
Net sales	$7,553	$7,242	$603	$3,935	$3,857	$2,953
Income (loss) from continuing operations	(2)	(3)	(22)	88	246	111
Discontinued operations		(34)
Cumulative effect of accounting change	(4)	(352)
Net income (loss)	(6)[1]	(389)[2]	(22)	88[3]	246[4]	111[5]
Income (loss) from continuing operations per share - basic and diluted	(0.01)	(0.01)	(0.21)	0.87	2.44	1.11
Net income (loss) per share - basic and diluted	(0.03)	(2.02)	(0.21)	0.87	2.44	1.11
Depreciation, depletion and amortization	724	674	61	347	314	280

COMMON STOCK
Number of common shareholders	36,740	37,200	18,920	19,070	19,000	19,070
Weighted average number of shares outstanding:
Basic	200	192	102	101	101	100
Diluted	200	192	102	102	101	100
Cash dividends	$184	$206		$89	$88	$88
Per share:
Dividends declared	0.92	0.92	0.22	0.88	0.88	0.88
Book value	23.73	24.15	22.58	22.86	23.17	21.65

FINANCIAL POSITION In millions
Working capital	$925	$811	$308	$315	$497	$313
Current ratio	1.6	1.5	1.4	1.4	1.9	1.7
Property, plant, equipment and forestlands, net	$7,378	$7,834	$4,203	$4,227	$4,197	$3,581
Total assets	12,487	12,921	6,828	6,787	6,570	4,897
Long-term debt, excluding current maturities	3,969	4,233	2,697	2,660	2,687	1,427
Shareholders’ equity	4,768	4,831	2,315	2,341	2,333	2,171
Debt to total capital	47%	49%	55%	55%	54%	40%

OPERATIONS
Primary production of paper, paperboard and market pulp (tons, in thousands)	6,318	6,034	553	3,641	3,749	2,992
New investment in property, plant, equipment and forestlands (in millions)	$393	$424	$56	$296	$174	$229
Acres of forestlands owned (in thousands)	2,347	3,182	1,378	1,378	1,418	1,446
Employees	29,500	30,700	17,410	17,530	17,050	12,750

[1]	2003 results include an after-tax charge of $4 million, or $.02 per share, for the cumulative effect of the initial adoption of SFAS No. 143, after-tax charges of $42 million, or $.21 per share, for restructuring activities, after-tax charges of $17 million, or $.08 per share related to the early retirement of debt and after-tax gains of $8 million, or $.04 per share, on the recovery of insurance settlements.

[2]	2002 results include a net after-tax loss from discontinued operations of $34 million, or $.18 per share, a charge for the impairment of goodwill (due to the initial adoption of SFAS 142) of $352 million, or $1.83 per share, net after-tax restructuring and merger-related expenses of $95 million or $.49 per share and an after-tax costs related to the early retirement of debt of $4 million, or $.02 per share.

[3]	Fiscal year 2001 results include a net after-tax restructuring charge of $35 million, or $.35 per share, a credit of $11 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of $3 million, or $.03 per share, from the sale of a lease.

[4]	Fiscal year 2000 results include a net after-tax restructuring charge of $11 million, or $.11 per share, an after-tax charge of $9 million, or $.09 per share, for the extinguishment of higher interest rate debt and an after-tax gain of $4 million, or $.04 per share, from the sale of assets.

[5]	Fiscal year 1999 results include an after-tax charge for restructuring of $49 million, or $.49 per share, and a credit of $15 million, or $.15 per share, for a release of deferred taxes.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Information required by this item is included on pages 13-29 of the MeadWestvaco 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.	Quantitative and qualitative disclosures about market risk

The quantitative and qualitative disclosures about market risk information required by this Item are set forth on pages 23 and 24 of the MeadWestvaco 2003 Annual Report to Shareholders and are incorporated herein by reference.

Item 8.	Financial statements and supplementary data

The financial statements and related notes, together with the report thereon of PricewaterhouseCoopers LLP dated January 29, 2004, appearing on pages 30 to 55 of the MeadWestvaco 2003 Annual Report to Shareholders are incorporated by reference in this Annual Report on Form 10-K.

The financial statements and related notes for Northwood Panelboard Company as of December 31, 2003 are included below. The financial statements are included as Northwood Panelboard Company is deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X.

Financial Statements

Northwood Panelboard Company

December 31, 2003 and 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of

Northwood Panelboard Company

We have audited the balance sheets of Northwood Panelboard Company as of December 31, 2003 and 2002 and the related statements of earnings, partners’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as at December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with United States generally accepted accounting principles.

/s/    Ernst & Young LLP

Ernst & Young LLP

Toronto, Canada,
January 9, 2004 [except as to note 6 which is as of January 26, 2004, and note 8[a] which is as of February 2, 2004].	Chartered Accountants

Northwood Panelboard Company

BALANCE SHEETS

As at December 31

	2003 $	2002 $
ASSETS
Current
Cash	13,118	173,167
Due from manager [note 2]	5,064,525	2,624,958
Other receivables	158,917	82,777
Inventories [note 3]	4,015,715	4,240,396
Prepaid expenses	201,852	170,488

Total current assets	9,454,127	7,291,786

Capital assets, net [note 4]	12,528,634	13,337,610
Deferred financing costs, net of accumulated amortization of $188,382 [2002 - $147,167]	198,472	202,553

	22,181,233	20,831,949

LIABILITIES AND PARTNERS’ EQUITY (DEFICIENCY)
Current
Bank indebtedness	925,505	1,236,451
Accounts payable and accrued liabilities [note 5]	5,872,802	3,335,734

Total current liabilities	6,798,307	4,572,185

Long-term debt [note 6]	15,200,000	18,000,000

Total liabilities	21,998,307	22,572,185

Commitments and contingencies [notes 6 and 8]
Partners’ equity (deficiency)	182,926	(1,740,236)

	22,181,233	20,831,949

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF EARNINGS

Years ended December 31

	2003 $	2002 $	2001 $
Sales [note 2]	102,867,739	59,462,259	57,615,324

Costs and expenses
Direct costs	43,722,506	40,156,572	40,428,014
Commission expense [note 2]	2,929,759	1,667,305	1,611,881
Fringe benefits and indirect salaries [note 7]	6,743,214	4,379,825	4,245,215
General and administrative	1,581,934	1,465,691	1,663,006
Depreciation and amortization	1,562,662	1,586,075	1,833,571

	56,540,075	49,255,468	49,781,687

Operating income	46,327,664	10,206,791	7,833,637
Interest expense	404,502	464,758	745,856

Net earnings for the year	45,923,162	9,742,033	7,087,781

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)

Years ended December 31

	Capital contribution $	Retained earnings (deficit) $	Total partners’ equity (deficiency) $
Balance at December 31, 2000	10,000,000	(9,070,050)	929,950
Net earnings for the year	—	7,087,781	7,087,781
Distributions	—	(6,000,000)	(6,000,000)

Balance at December 31, 2001	10,000,000	(7,982,269)	2,017,731
Net earnings for the year	—	9,742,033	9,742,033
Distributions	—	(13,500,000)	(13,500,000)

Balance at December 31, 2002	10,000,000	(11,740,236)	(1,740,236)
Net earnings for the year	—	45,923,162	45,923,162
Distributions	—	(44,000,000)	(44,000,000)

Balance at December 31, 2003	10,000,000	(9,817,074)	182,926

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF CASH FLOWS

Years ended December 31

	2003 $	2002 $	2001 $
OPERATING ACTIVITIES
Net earnings for the year	45,923,162	9,742,033	7,087,781
Add (deduct) items not affecting cash
Depreciation and amortization	1,562,662	1,586,075	1,833,571
Gain on disposal of capital assets	—	(11,000)	—
Changes in operating assets and liabilities
Due from manager	(2,439,567)	(418,082)	(31,681)
Other receivables	(76,140)	448,209	(68,386)
Inventories	224,681	449,371	(1,494,657)
Prepaid expenses	(31,364)	(88,443)	(70,731)
Accounts payable and accrued liabilities	2,537,068	297,609	(839,982)

Cash provided by operating activities	47,700,502	12,005,772	6,415,915

INVESTING ACTIVITIES
Purchase of capital assets	(712,471)	(330,831)	(335,773)
Proceeds on disposal of capital assets	—	11,000	—

Cash used in investing activities	(712,471)	(319,831)	(335,773)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(310,946)	831,232	(527,170)
Additions to deferred financing costs	(37,134)	—	(56,631)
Increase (decrease) in long-term debt	(2,800,000)	1,150,000	390,000
Distributions to partners	(44,000,000)	(13,500,000)	(6,000,000)

Cash used in financing activities	(47,148,080)	(11,518,768)	(6,193,801)

Net increase (decrease) in cash during the year	(160,049)	167,173	(113,659)
Cash, beginning of year	173,167	5,994	119,653

Cash, end of year	13,118	173,167	5,994

Supplemental cash flow information
Interest paid	397,226	477,801	798,150

See accompanying notes

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and ownership

Northwood Panelboard Company [the “Partnership”] is a partnership, organized under the Minnesota Uniform Partnership Act, between Mead Panelboard, Inc. [a wholly-owned subsidiary of MeadWestvaco Corporation] and Nexfor (USA), Inc. [a wholly-owned subsidiary of Nexfor Inc.]. Each partner has a 50% interest in the Partnership’s equity and any distributions. The Partnership operates an oriented strand board mill near Bemidji, Minnesota.

The accompanying financial statements of the Partnership are presented in U.S. dollars in conformity with United States generally accepted accounting principles.

Revenue recognition

Sales are recognized when the risks of ownership pass to the purchaser. This is generally when goods are shipped. For a certain customer, sales are recognized when goods are received by the purchaser.

Financial instruments

The fair values of cash, due from manager, other receivables, bank indebtedness and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The fair value of long-term debt approximates its carrying value due to variable interest rates.

Inventories

Inventories are stated at the lower of cost or market value on a first-in, first-out basis. The cost for finished goods includes material, direct labour and an applicable share of overhead. Market value is defined as net realizable value for finished goods and replacement cost for raw materials and supplies.

Capital assets

Capital assets are stated at historical cost less accumulated depreciation. Costs of maintenance and repairs are charged to earnings. Depreciation is provided using the straight-line method based on the following estimated useful lives of the depreciable assets:

Buildings and land improvements	20 years
Machinery and equipment	10-15 years
Vehicles	5 years

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

Long-lived assets

The Partnership assesses the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. When the carrying value of a long-lived asset is less than its net recoverable value as determined on an undiscounted basis, an impairment loss is recognized to the extent that its fair value, measured as the discounted cash flows over the life of the asset when quoted market prices are not readily available, is below the asset’s carrying value.

Deferred financing costs

Deferred financing costs consist of costs incurred to obtain long-term financing and are stated net of accumulated amortization, calculated using the straight-line method and amortized over the term of the related debt.

Income taxes

The Partnership pays no income taxes. Each partner is responsible for reporting its proportionate share of the Partnership’s taxable earnings or loss and tax credits in its tax return.

Use of estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

2.	RELATED PARTY TRANSACTIONS

Management services agreement

The Partnership receives services under a management services agreement with its manager, a wholly-owned subsidiary of Nexfor Inc. No amounts were paid or accrued under this agreement in 2003, 2002 and 2001.

Marketing agreement and concentration of sales

The Partnership has an exclusive sales agreement with its manager under which the company acts as sales agent for the oriented strand board produced by the mill. The manager sells the product at prevailing market prices and is paid a commission which is calculated as 3% of sales. The manager is responsible for sales, billings and collections, including all costs for bad debts. The manager’s sales to three end customers amounted to approximately 28%, 22% and 7% of total sales from the Partnership [2002 - 27%, 22% and 7%; 2001 - 23%, 18% and 8%], respectively. The Partnership derives its sales from customers in the U.S. and capital assets are located in the U.S.

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

The balance due from the manager is non-interest bearing and is due in approximately 20 days from the date of shipment to the ultimate customer.

In addition, during 2003, 2002 and 2001, the manager reimbursed the Partnership for expenditures related primarily for salaries and insurance costs made on its behalf amounting to $699,519, $914,829 and $2,277,514, respectively.

3.	INVENTORIES

Inventories consist of the following:

	2003 $	2002 $
Raw materials	1,494,140	1,869,227
Finished goods	517,739	558,669
Repair and replacement parts	1,944,689	1,780,827
Supplies	59,147	31,673

	4,015,715	4,240,396

4.	CAPITAL ASSETS

Capital assets consist of the following:

	2003			2002
	Cost $	Accumulated depreciation $	Net book value $	Cost $	Accumulated depreciation $	Net book value $
Land	150,905	—	150,905	150,905	—	150,905
Buildings	9,707,578	8,245,070	1,462,508	9,687,716	8,128,378	1,559,338
Land improvements	1,674,649	1,406,929	267,720	1,584,634	1,390,727	193,907
Machinery and equipment	52,872,950	42,702,227	10,170,723	52,705,038	41,415,901	11,289,137
Construction in progress	468,555	—	468,555	131,989	—	131,989
Vehicles	72,037	63,814	8,223	72,037	59,703	12,334

	64,946,674	52,418,040	12,528,634	64,332,319	50,994,709	13,337,610

Depreciation expense totalled $1,521,447, $1,522,104 and $1,821,244 in 2003, 2002 and 2001, respectively.

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2003 $	2002 $
Trade payables	2,069,666	1,530,498
Accrued employee salaries and benefits	3,329,891	1,385,130
Other	473,245	420,106

	5,872,802	3,335,734

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	2003 $	2002 $
Note payable under a $10,000,000 revolving credit agreement	3,600,000	5,200,000
Environmental Control Revenue Refunding Bonds due December 1, 2021 with interest payable monthly at a variable rate, secured by a standby letter of credit expiring March 31, 2005	5,800,000	7,000,000
Environmental Improvement Revenue Bonds due July 1, 2025, with interest payable monthly at a variable rate, secured by a standby letter of credit expiring March 3, 2004	5,800,000	5,800,000

	15,200,000	18,000,000

The Partnership has a revolving credit agreement with a bank that allows for borrowings up to $10,000,000 until January 27, 2004 at any one or a combination of the following interest rates:

•	Prime commercial lending rate,

•	½ of 1% in excess of the relevant fixed certificate of deposit rate, or

•	1.25% in excess of the Eurodollar quoted rate.

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

At December 31, 2003, the prime commercial lending rate was 4.00%, the certificate of deposit rate was 1.06%, and the Eurodollar quoted rate was 1.1575%. At December 31, 2003, the interest rate on the outstanding debt is 1.56% [2002 - 2.90%].

The agreement contains covenants and restrictions regarding, among other things, additional borrowings, mergers, sale of assets, mortgaging of properties and distributions. At December 31, 2003, additional distributions of $14,976,018 could be made without violating the restrictive covenant. The Partnership pays a commitment fee of 0.2 of 1% of the average daily unused portion of the commitment. Nexfor Inc. and MeadWestvaco Corporation each guarantee 50% of the borrowings.

Effective January 26, 2004, an amendment was made to the Partnership’s revolving credit agreement described above that amends the maturity date to January 25, 2005.

The Environmental Control Revenue Refunding Bonds are secured by a standby letter of credit provided by Nexfor Inc. Should the standby letter of credit not be renewed prior to expiry, the bondholders have the ability to draw down on the outstanding letter of credit. At December 31, 2003, the variable rate on the bonds was 1.26%.

The Environmental Improvement Revenue Bonds are secured by a standby letter of credit provided by MeadWestvaco Corporation. Should the standby letter of credit not be renewed prior to expiry, the bondholders have the ability to draw down on the outstanding letter of credit. At December 31, 2003, the variable rate on the bonds was 1.31%.

There are no mandatory principal repayments in the next five years.

7.	INCENTIVE PLANS

[a]	The Partnership has a non-qualified cash bonus plan for substantially all of its employees. Under the plan, the Partnership distributes 5% of net earnings to employees, as defined by the plan. The expense under this arrangement totalled $2,399,810, $483,691 and $334,508 in 2003, 2002 and 2001, respectively.

[b]	The Partnership also has a defined contribution plan for its employees. The Partnership’s expense under these arrangements totalled $631,404, $540,648 and $559,055 in 2003, 2002 and 2001, respectively.

The Partnership can change or eliminate these arrangements at its discretion.

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

8.	COMMITMENTS AND CONTINGENCIES

[a]	As a result of new regulations, the Partnership has performed a review of their air emissions and carried out a Best Available Current Technology review at the request of the Minnesota Pollution Control Agency [“MPCA”]. The Partnership has proposed changes to their emission control equipment to the MPCA that may result in capital expenditures of approximately $8,000,000. On December 30, 2003, the MPCA issued a notice to the public indicating that the Partnership has applied for an air emission facility permit for modification and operation of the mill. The public comment period expired on January 29, 2004. There were no comments received from the public as a result of the notice. The application for the air emission facility permit has been provided to the federal agency for review. Failure to obtain the permit would prevent the Partnership from operating. The capital expenditures will be made within 18 months of receiving the permit from the MPCA. Penalties and/or fines associated with the air emissions review are not anticipated.

[b]	The Partnership is subject to claims and proceedings in the ordinary course of business. Each of these claims and proceedings is subject to various uncertainties and it is possible that some of these matters may be resolved unfavourably to the Partnership. Management believes that any liability that may ultimately result will not have a material adverse effect on the Partnership’s financial position or results of operations.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Quarterly evaluation of the company’s Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-K, the company evaluated the effectiveness of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the Disclosure Controls Evaluation, and as of the date thereof, the company’s CEO and CFO have concluded that, subject to the limitations noted below, the company’s Disclosure Controls are effective to ensure that material information relating to the company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company’s periodic reports are being prepared.

CEO and CFO Certifications. Appearing as exhibits to this Annual Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4(b) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The company also reviewed its “internal control over financial reporting” (“Internal Controls”) for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in the company’s internal controls, as discussed below.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that the company’s Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Compliance with Certification Requirements

The certifications by the company’s Chief Executive Officer and Chief Financial Officer of this Annual Report on Form 10-K, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Annual Report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

Part III

Item 10.	Directors and executive officers of the registrant

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2004 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 16, 2004, and is incorporated herein by reference. A portion of the information required by this item for the MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2004 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC or before March 16, 2004, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2004 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 16, 2004, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions

Information required by this item will be contained in MeadWestvaco’s 2004 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 16, 2004, and is incorporated herein by reference.

Item 14.	Principal accountant fees and services

Information required by this item will be contained in MeadWestvaco’s 2004 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 16, 2004, and is incorporated herein by reference.

III-1

Part IV

Item 15.	Exhibits, financial statement schedules and reports on Form 8-K

(a)	Documents filed as part of this report:

1.	Consolidated financial statements

The consolidated financial statements of MeadWestvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the MeadWestvaco 2003 Annual Report to Shareholders:

Page
Consolidated statements of operations for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001	30

Consolidated balance sheets at December 31, 2003 and 2002	31

Consolidated statements of shareholders’ equity at December 31, 2003, 2002 and 2001 and October 31, 2001	32

Consolidated statements of cash flows for the year ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001	33

Notes to financial statements	34-54

Report of independent auditors	55

2.	Consolidated financial statement schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to the company’s Form 8-K filed on January 29, 2002, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant, previously filed as Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, and incorporated herein by reference.

4.1	Form of Indenture among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as trustee, previously filed as Exhibit 4.a to the company’s Form S-3 filed on March 8, 2002, File No. 333-84060-01, and incorporated herein by reference.

4.2	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.3	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.4	Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.5	Fifth Supplemental Indenture between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.6	Sixth Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.7	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984, and incorporated herein by reference.

4.8	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A dated January 29, 2002, and incorporated herein by reference.

4.9	Indenture dated as of July 15, 1982 between The Mead Corporation and The First National Bank of Chicago, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991, previously filed as Exhibit 4.ix to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

4.10	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.x to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

4.11	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.13	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

10.1+	The Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

10.2+	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

10.3+	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

10.4+	The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as Exhibit 10.c to Westvaco’s Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.5+	Form of Employment Agreement dated by and among John A. Luke, Jr., and the Registrant, filed to the company’s Registration Statement on Form S-4 dated December 20, 2001, File No. 333-71124, and incorporated herein by reference.

10.6+	Form of Employment Agreement by and between Westvaco Corporation and certain individual officers of the company dated January 1999, previously filed as Exhibit 10(f) and 10(g) to Westvaco’s Quarterly Report on Form 10-Q for the period ended January 31, 1999, File No. 1-3013, and incorporated herein by reference.

10.7+	Employment Agreement dated as of March 2, 2000, by and between Westvaco Corporation and James A. Buzzard, previously filed as Exhibit 10(a) to Westvaco’s Quarterly Report on Form 10-Q for the period ended January 31, 2000, File No. 1-3013, and incorporated herein by reference.

10.8	Amended and Restated Agreement and Plan of Merger, dated October 5, 2001, by and among MW Holding Corporation, Michael Merger Corporation, William Merger Sub corporation, The Mead Corporation and Westvaco Corporation, previously filed as Annex A to the company’s Registration Statement on Form S-4, File No. 333-71124, incorporated herein by reference.

10.9+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.10+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.11+	1985 Supplement to The Mead Corporation’s Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.12+	The Mead Corporation Excess Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxx to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.13+	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.14+	The Mead Corporation Excess Earnings Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxi to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.15+	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.16+	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.17+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.18+	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.19+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.20+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.21+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.22+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.23+	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.24+	Form of Executive Life Insurance Policy for Key Executives, previously filed as Exhibit 10.xxxix to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.25+	The Mead Corporation Amended and Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxxi to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.26+	Form of Severance Agreement between The Mead Corporation and Raymond W. Lane and other key employees, previously filed as Exhibit 10 (xvii) to Mead’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference; and Amendment to Severance Agreement, previously filed as Exhibit 10 (2) to Mead’s Quarterly Report on Form 10-Q for the Quarterly Period ended July 2, 2000, and incorporated herein by reference.

10.27+	Amendment to Severance Agreement between The Mead Corporation and Raymond W. Lane and other key employees, previously filed as Exhibit 10.xxxiii to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.28+	Amendment to Change-in-Control Severance Agreement among Raymond W. Lane, The Mead Corporation and MeadWestvaco Corporation (as successor in interest to MW Holding Corporation), previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2002, and incorporated herein by reference.

10.29+	Amendment to the Form of Employment Agreement by and between Raymond W. Lane and the company, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2002, and incorporated herein by reference.

10.30*+	Amendment to the Form of Employment Agreement by and between Raymond W. Lane and the company, dated December 8, 2003.

10.31*+	Form of Severance Agreement between The Mead Corporation and Mark T. Watkins, dated December 1, 2000.

10.32+	The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.33+	MeadWestvaco Corporation Annual and Long-term Incentive Plan (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.40 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.34+	MeadWestvaco Corporation Annual and Long-term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.41 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.35	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended, previously filed as Exhibit 10.xxiv to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference.

10.36	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended, previously filed as Exhibit 10.xxv to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, incorporated herein by reference.

10.37*	Amended and Restated $500 million Five-Year Credit Agreement dated as of December 18, 2003 among the Registrant, The Bank of New York, as agent, and the banks named therein.

10.38*	Second Amended and Restated $500 million 364-Day Credit Agreement dated as of December 18, 2003 among the Registrant, The Bank of New York, as agent, and the banks named therein.

13.*	Pages 13 through 55 of the MeadWestvaco 2003 Annual Report to Shareholders, incorporated by reference in response to Items 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.*	Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP.

23.2	*	Consent of Ernst & Young LLP.

31.1	*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	*	Section 1350 Certification by Chief Executive Officer.

32.2	*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

(b)	Reports on Form 8-K

1)	A report on Form 8-K was filed on October 1, 2003. The contents of the report are summarized below.

Item 9.	Regulation FD Disclosure - On October 1, 2003, MeadWestvaco issued a news release announcing it had reached agreement with Wagner Forest Management, Ltd., on the sale of 629,000 acres of forestland in Maine and New Hampshire. Under the terms of the agreement, the Purchase Price exceeded $200 per acre. Plans called for the sale to be finalized before the end of the year. The company expected to use the proceeds from the sale to reduce debt. A copy of the news release was included as Exhibit 99 to the report on Form 8-K and was incorporated by reference therein.

2)	A report on Form 8-K was filed on October 22, 2003. The contents of the report are summarized below.

Item 12.	Results of Operations and Financial Condition – On October 22, 2003, MeadWestvaco issued a news release announcing results for the fiscal quarter ended September 30, 2003.

3)	A report on Form 8-K was filed on December 1, 2003. The contents of the report are summarized below:

Item 5.	Other Events – On December 1, 2003, pursuant to a resolution of the Board of Directors adopted on November 2, 2002, and the approval of the management of MeadWestvaco on November 20, 2003, the company issued $125,000,000 in Floating Rates Notes due 2005 and $175,000,000 in 2.75% Notes due 2005 in an underwriting public offering. This amount is part of a total of $500,000,000 covered under a Registration Statement on Form S-3 (Registration No. 333-103918) and a related Prospectus dated March 19, 2003. The issuance of such $125,000,000 in Floating Rate Notes due 2005 and $175,000,000 in 2.75% Notes due 2005 is covered, in addition, by a related Prospectus Supplement dated November 20, 2003.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

February 27, 2004

/s/ JOHN A. LUKE, JR.

Name:	John A. Luke, Jr.
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. LUKE, JR. John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	February 27, 2004

/s/ CYNTHIA A. NIEKAMP Cynthia A. Niekamp	Senior Vice President (Principal Financial Officer)	February 27, 2004

/s/ JOHN E. BANU John E. Banu	Controller (Principal Accounting Officer)	February 27, 2004

/s/ JOHN G. BREEN John G. Breen	Director	February 27, 2004

/s/ MICHAEL E. CAMPBELL Michael E. Campbell	Director	February 27, 2004

/s/ DR. THOMAS W. COLE, JR. Dr. Thomas W. Cole, Jr.	Director	February 27, 2004

/s/ DUANE E. COLLINS Duane E. Collins	Director	February 27, 2004

/s/ WILLIAM E. HOGLUND William E. Hoglund	Director	February 27, 2004

/s/ JAMES G. KAISER James G. Kaiser	Director	February 27, 2004

/s/ RICHARD B. KELSON Richard B. Kelson	Director	February 27, 2004

/s/ JOHN A. KROL John A. Krol	Director	February 27, 2004

/s/ SUSAN J. KROPF Susan J. Kropf	Director	February 27, 2004

/s/ DOUGLAS S. LUKE Douglas S. Luke	Director	February 27, 2004

/s/ ROBERT C. MCCORMACK Robert C. McCormack	Director	February 27, 2004

/s/ LEE J. STYSLINGER, JR. Lee J. Styslinger, Jr.	Director	February 27, 2004

/s/ JANE L. WARNER Jane L. Warner	Director	February 27, 2004

/s/ J. LAWRENCE WILSON J. Lawrence Wilson	Director	February 27, 2004

/s/ RICHARD A. ZIMMERMAN Richard A. Zimmerman	Director	February 27, 2004