Form 10-K/A
period 2003-12-31
MEADWESTVACO CORP
filed 2004-03-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Form 10K/A is being filed solely to correct a typographical error in Exhibit 13 of MeadWestvaco Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission on February 27, 2004. Specifically, the first table in Note R—Cash Flows, of the Notes to Financial Statements, stated that the decrease in Other current assets was $66 million for the year ended December 31, 2003. Instead, it should have stated that the decrease in Other current assets was $6 million for the year ended December 31, 2003.

The amendment conforms the Form 10-K as filed to the version that was certified by MeadWestvaco’s Chief Executive Officer and by the Chief Financial Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities and Exchange Act of 1934, as amended (Exchange Act). No other changes are being made by means of this filing.

The registrant hereby amends Part IV, Item 15 of the Form 10-K as follows:

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibit replaces Exhibit 13 in the previously filed version of this Annual Report on Form 10-K:

Exhibit

13     Pages 13 through 55 of the MeadWestvaco 2003 Annual Report to Shareholders, incorporated by reference in response to Items 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

The following additional exhibits are filed herewith:

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

March 2, 2004

/S/ JOHN E. BANU

Name: John E. Banu

Title:   Controller (Principal Accounting Officer)

Exhibit Index

13	Pages 13 through 55 of the MeadWestvaco 2003 Annual Report to Shareholders, incorporated by reference in response to Items 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.