Form 10-Q
period 2004-03-31
MEADWESTVACO CORP
filed 2004-05-10
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES  ☑     NO  ☐

At April 30, 2004, the latest practicable date, there were 201,533,648 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	First Quarter Ended March 31
	2004	2003
Net sales	$1,833	$1,694

Cost of sales	1,626	1,514
Selling, general and administrative expenses	211	210
Interest expense	68	77
Other (income) expense, net	(69)	2

Loss before income taxes and cumulative effect of accounting change	(3)	(109)
Income tax benefit	(1)	(37)

Net loss before cumulative effect of accounting change	(2)	(72)
Cumulative effect of accounting change	—	(4)

Net loss	$(2)	$(76)

Loss per share—basic and diluted:
Net loss before cumulative effect of accounting change	$(.01)	$(.36)
Cumulative effect of accounting change	—	(.02)

Net loss	$(.01)	$(.38)

Shares used to compute net loss per share:
Basic and diluted	201.2	200.2

Cash dividends per share	$.23	$.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

INDEX

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts

	March 31, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$271	$225
Accounts receivable, net	884	943
Inventories	1,143	1,098
Other current assets	173	160

Current assets	2,471	2,426

Property, plant, equipment and forestlands, net	7,215	7,378

Prepaid pension asset	1,029	1,015
Goodwill	775	770
Other assets	936	898

	$12,426	$12,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$385	$380
Accrued expenses	840	867
Notes payable and current maturities of long-term debt	281	269

Current liabilities	1,506	1,516

Long-term debt	3,962	3,969
Other long-term obligations	579	568
Deferred income taxes	1,669	1,678

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 201,524,232 (2003—200,897,413)	2	2
Additional paid-in capital	3,939	3,928
Retained earnings	866	914
Accumulated other comprehensive loss	(97)	(88)

	4,710	4,756

	$12,426	$12,487

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

INDEX

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Quarter Ended March 31
	2004	2003
Cash flows from operating activities:
Net loss	$(2)	$(76)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	177	176
Deferred income taxes	(8)	(28)
Gain on sales of assets	(67)	(4)
Loss on early retirement of long-term debt	—	8
Pension income before settlements and curtailments	(19)	(18)
Impairment of long-lived assets	2	4
Cumulative effect of accounting change	—	4
Changes in working capital, excluding the effects of acquisitions and dispositions	(40)	(149)
Other, net	3	(4)

Net cash provided by (used in) operating activities	46	(87)

Cash flows from investing activities:
Capital expenditures	(63)	(76)
Payments for acquired businesses, net of cash acquired	—	(12)
Proceeds from sales of assets	112	6
Other	(2)	(9)

Net cash provided by (used in) investing activities	47	(91)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1	—
Repayment of long-term debt	(21)	(311)
Notes payable, net	5	252
Proceeds from issuance of common stock and exercises of stock options	11	7
Dividends paid	(46)	(46)

Net cash used in financing activities	(50)	(98)

Effect of exchange rate changes on cash	3	—

Increase (decrease) in cash and cash equivalents	46	(276)

Cash and cash equivalents:
At beginning of period	225	372

At end of period	$271	$96

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries, including Mead and Westvaco, and the terms “Mead” and “Westvaco” refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2003 Annual Report and incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 2003 Annual Report and incorporated by reference in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior period amounts have been reclassified to conform to the current presentation. See Note 13 for the description of adjustments recorded in the first quarter of 2004.

Stock Options

In January 2003, the company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The company continues to apply the intrinsic value-based method to account for stock options.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net loss and net loss per share would have been reduced to the unaudited pro forma amounts as follows:

In millions, except per share data	First Quarter Ended March 31
	2004	2003
Net loss
As reported	$(2)	$(76)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(2)	(1)

Pro forma net loss	$(4)	$(77)

Loss per share—basic and diluted
As reported	$(.01)	$(.38)
Pro forma	(.02)	(.39)

2.	Restructuring

Quarter ended March 31, 2004

During the quarter ended March 31, 2004, MeadWestvaco recorded total pretax restructuring charges of $10 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $8 million and $2 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year, the company expects restructuring-related charges to be approximately $75 million. Productivity program charges of $15 million were recorded in the fourth quarter of 2003. Total payments for these actions are expected to occur throughout 2004 and 2005. Although these charges relate to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: During the first quarter, the segment had various restructuring activities in its manufacturing operations in Europe. These actions resulted in a pretax charge of $6 million during the quarter ended March 31, 2004, related primarily to employee benefit costs covering approximately 50 employees and the write down of a long-lived asset. As of March 31, 2004, 19 of the employees had been separated. The remaining employees will separate by the end of the third quarter of 2004.

Other: In connection with the company’s previously announced productivity initiative, the company recorded additional charges of approximately $4 million related to employee separation costs covering approximately 15 employees. As of March 31, 2004, 90% of these employees had separated from the company.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$3	$3	$6
Paper	—	1	1
Consumer and Office Products	—	1	1
Corporate	—	2	2

	$3	$7	$10

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Year ended December 31, 2003

For the quarter ended March 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $18 million. Of these amounts, $13 million and $5 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs for Packaging, Paper, Consumer and Office Products, and corporate and other of $8 million, $2 million, $1 million and $1 million, respectively. Also included in the charges were $6 million for asset writedowns and other costs for the Packaging segment. For the year ended December 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $68 million. Approximately $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: The company took actions to streamline its packaging operations through the shutdown of three packaging and converting plants resulting in total charges of $28 million in 2003. As of March 31, 2004, all of the employees had been separated from the company.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. As of March 31, 2004, approximately 80% of the employees had been separated. The remaining separations are expected to occur by the end of the second quarter of 2004.

Paper: As part of various restructuring activities, the Paper segment had charges of $12 million in 2003 for the separation benefits of approximately 400 employees. As of March 31, 2004, approximately 300 of these employees had been separated. The remaining separations are expected to occur by the end of 2004.

Corporate and other: During 2003 and as part of the continued review of the business, including the reorganization of overlapping corporate functions and other business units, the company recorded charges that included $22 million of employee separation benefits covering about 280 employees. Approximately 70% of the employees have separated from the company as of March 31, 2004, and the remainder is expected to be separated by the end of 2004. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million.

Also during 2003, the company sold two previously written-down facilities, resulting in a gain of $5 million.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first quarter of 2004:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$21	$3	$24
Add: current charges	7	1	8
Less: payments	14	2	16

Balance of related accruals at March 31, 2004	$14	$2	$16

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.	Inventories and Property, Plant and Equipment

In millions	March 31, 2004	December 31, 2003
Raw materials	$244	$227
Production materials, stores and supplies	154	150
Finished and in process goods	745	721

Total inventories	$1,143	$1,098

Property, plant and equipment is net of accumulated depreciation of $4,271 million and $4,134 million at March 31, 2004 and December 31, 2003, respectively.

4.	Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$168	$23	$168	$20
Customer contracts and lists	149	29	144	25
Patents	37	12	35	11
Other—primarily licensing rights	28	6	28	5

	$382	$70	$375	$61

The company recorded amortization expense of $9 million and $7 million for the quarters ended March 31, 2004 and 2003, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2004 and each of the succeeding five years is as follows: 2004—$35 million; 2005—$34 million; 2006—$32 million; 2007—$29 million; 2008—$24 million; and 2009—$23 million. As acquisitions and dispositions occur in the future, these amounts may vary.

5.	Employee Retirement and Postretirement Benefits

Retirement Plans—MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under unfunded benefit plans. Benefits are based on a final average pay formula for the salaried plans and a unit benefit formula for the bargained hourly plans. Prior

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

service costs are amortized on a straight-line basis over the average remaining service period for active employees. Contributions are made to the funded plans in accordance with ERISA requirements.

Postretirement Plans—MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached; and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Effective January 1, 2004, MeadWestvaco modified certain postretirement healthcare benefits to be provided to future retirees. The impact of this change reduced the postretirement benefit obligation by about $68 million, which will be amortized over the actuarially expected remaining life of the eligible employees, which is approximately 24 years. This change, combined with other demographic and assumption changes in the plan, is expected to result in $23 million of postretirement expense in 2004, similar to the $25 million recorded in 2003.

The components of net periodic benefits cost (income) for each of the periods presented are as follows:

First quarter ended March 31

In millions	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost—benefits earned during the period	$17	$18	$2	$2
Interest cost on projected benefit obligation	37	39	3	4
Expected return on plan assets	(76)	(77)	—	—
Amortization of prior service cost	3	3	(1)	—
Amortization of net (gain) loss	—	(1)	2	—

Net periodic benefit cost (income) before settlements and curtailments	$(19)	$(18)	$6	$6

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified pension plans in the foreseeable future as the plans are not subject to any minimum regulatory funding requirements. Accordingly, no contributions have been made to these plans for the quarters ended March 31, 2004 and March 31, 2003.

The company expects to pay about $22 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2004. During the quarter ended March 31, 2004, about $9 million was paid. The company presently anticipates paying an additional $13 million during the rest of 2004.

6.	Net Loss Per Common Share

Basic loss per share for all the periods presented have been calculated using the weighted average shares outstanding. The dilutive effects of the net incremental shares issuable upon the exercise of stock options have not been included in the first quarter 2004 and 2003 as their effect would have been antidilutive.  For the quarters ended March 31, 2004 and 2003, 14.1 million and 18.4 million options, respectively, were excluded from the calculation of weighted average shares outstanding as the effect would have been antidilutive.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	Segment Information

The company’s principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceutical, and healthcare markets. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil; paper, board and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills. The results for the company’s equity investment in an oriented-strand board facility are reflected in 2003 results, and the first quarter of 2004 results. This investment was sold on March 26, 2004.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelopes and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America.

The Specialty Chemicals segment manufactures, markets and distributes products at five domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company’s forestry operations and corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income and interest expense, and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices.

	Sales			Segment Profit (Loss)
First Quarter Ended March 31, 2004	Trade	Inter- segment	Total
In millions
Packaging	$1,014	$3	$1,017	$65
Paper	552	4	556	(32)
Consumer and Office Products	170	—	170	(2)
Specialty Chemicals	84	5	89	10
Corporate and other	13	9	22	(44)

Total	1,833	21	1,854	(3)
Intersegment eliminations	—	(21)	(21)	—

Consolidated totals	$1,833	$—	$1,833	$(3)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Sales			Segment Profit (Loss)
First Quarter Ended March 31, 2003	Trade	Inter- segment	Total
In millions
Packaging	$937	$1	$938	$51
Paper	501	11	512	(16)
Consumer and Office Products	168	—	168	(4)
Specialty Chemicals	76	6	82	8
Corporate and other	12	2	14	(148)

Total	1,694	20	1,714	(109)
Intersegment eliminations	—	(20)	(20)	—

Consolidated totals	$1,694	$—	$1,694	$(109)

8.	Comprehensive Loss

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from nonowner sources. Comprehensive loss for the first quarter ended March 31, 2004 and 2003, was $11 million and $49 million, respectively. These accounts were affected by the intercompany adjustment made in the first quarter of 2004. See Note 13 for the description of adjustments recorded in the first quarter of 2004. The difference between net loss and comprehensive loss for the first quarter ended March 31, 2004 and 2003 primarily relates to the impact of foreign currency translations.

9.	Environmental and Legal Matters

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

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2004, the company has litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

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

10.	Gain on Sales of Forestland

The company recorded pretax gains on the sales of forestland of $68 million and $3 million in the first quarter ended March 31, 2004 and 2003, respectively. These gains are recorded in Other (income) expense, net.

11.	Shareholders’ Equity

Pursuant to the 1987 Restricted Stock Plan, the company issued 191,500 shares of restricted common stock to certain key executives in February 2004. These shares have been accounted for under the guidance of APB No. 25, Accounting for Stock Issued to Employees. The total compensation expense will be recorded ratably over the shares’ three-year vesting period. Under this plan, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the company within the three-year vesting period.

12.	Investees

At December 31, 2003, the company’s investment in the Northwood Panelboard Company was deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X, and its financial statements and related notes were included under Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, the company sold its investment in the Northwood Panelboard Company for proceeds of $30 million. The company’s share in the investee earnings, combined with the effect of the sale, resulted in $1 million of earnings before taxes. The Northwood Panelboard assets were written up to fair value at the time of the merger of Mead and Westvaco. Selected financial information for Northwood Panelboard Company is included below.

In millions	First Quarter Ended March 31
	2004	2003
Net sales	$17	$16
Gross profit	8	3
Net income	8	3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	Intercompany Adjustment

In its earnings release issued on April 22, 2004, the company reported that management had identified certain balances relating to intercompany transactions in the aggregate amount of $20 to $30 million that the company was in the process of reviewing to determine whether the transactions had been properly recorded. At the time of the release, management believed that the transactions giving rise to the balances in the intercompany accounts had occurred in or prior to 2002. After further review, management determined that the balances related primarily to misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003. In addition, the company failed to eliminate intercompany amortization expense from 1999 through 2003 relating to one of the company’s business units. Other differences that were individually insignificant were also identified in the intercompany consolidation entries.

Management recorded adjustments to correct the errors in the current quarter as in its judgment the adjustments were not material to current or prior periods. As a result, the company recorded a cumulative adjustment reducing the loss before income taxes from $4 million to $3 million in the first quarter of 2004. The adjustment did not affect earnings per share. This net adjustment affected Cost of Sales and Other (income) expense, net in the statements of operations. Additionally, the corrections affected the balance sheet at March 31, 2004 with reclassifications in Accounts Payable, Other Long-term Liabilities and Accumulated Other Comprehensive Loss (reflecting an adjustment to Cumulative Translation Adjustment).  To correct for the errors, Accounts Payable increased by $15 million, Other Long-term Liabilities decreased by $3 million and Accumulated Other Comprehensive Loss increased by $12 million. The balance sheet reclassifications were also made to the December 31, 2003 balances for comparative purposes. As a result of the adjustments, the Packaging segment results reflect an increase of $2 million in the first quarter of 2004. This amount was offset by a $1 million adjustment included in Corporate and other. The remaining segment results were unaffected. The adjustments had no effect on cash flows.

If the adjustments were to be recorded in the periods affected by the original transactions, the net loss recorded for the full-year 2003 would have been reduced by $3 million after taxes, or $0.02 per share. The full-year 2002 impact would have been to increase the net loss by $3 million after taxes, or $0.02 per share. The balance sheet effects of the transactions at December 31, 2002 would have been similar to the effects on the balance sheets noted above. For the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001, there was an insignificant effect on earnings that would not have changed the reported earnings per share for those periods.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the first quarter ended March 31, 2004, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported a net loss of $2 million, or $0.01 per share, compared to last year’s net loss of $76 million, or $0.38 per share. The net loss for the quarter included pretax gains of $68 million, or $0.21 per share, on the sale of approximately 28,000 acres of nonstrategic forestland, including the Bonneau Ferry tract in South Carolina for a pretax gain of $45 million. Also included in the loss were charges for restructuring related to the company’s productivity initiative of $10 million, or $0.04 cents per share.

The company experienced an upturn in almost all of its businesses late in the quarter and improved operating efficiency at most of its operations during the quarter. In this traditionally slow period, demand for many of the company’s products began to strengthen late in the quarter resulting in revenue increases in all four business segments and improved results in Packaging, Consumer and Office Products, and Specialty Chemicals compared to last year. Although the company’s mill-based businesses’ results improved throughout the quarter, many of the mills were impacted by market-related downtime during the first quarter. Although the market-related downtime had a negative effect on earnings, it reduced working capital as inventory levels were better managed to more closely match market demand. The company’s converting operations achieved stronger results, especially in the company’s consumer packaging businesses, which had strong growth year over year in media and entertainment and beverage packaging. The Paper business operated more efficiently than in the prior year and experienced improved market volume, but results were weaker primarily because of near record low selling prices, market-related downtime and higher wood costs.

The company began its two-year productivity initiative in the first quarter 2004, focusing on working capital and earnings improvement. The goal of the initiative is to reduce working capital as a percent of sales, and free up the equivalent of $250 million of cash flow from inventory, receivables and payables by the end of 2005. In terms of earnings improvement, the company intends to grow earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. During the quarter, the company made positive strides toward attaining both goals of this initiative, with a $35 million improvement in earnings and lowering working capital as a percentage of sales by 0.5 percent, approximately $34 million, compared to the first quarter of 2003. These productivity improvements are net of cost inflation and before taxes. In addition, any price increases or decreases in mill-based paper and paperboard businesses are excluded for the productivity measure.

Some of the actions taken in the first quarter related to the productivity initiative include the consolidation of the forestry operations, the integration of the former Day Runner organization, the continued focus on reducing inventories and the announcement of a change in the company’s payables policy. These and other actions resulted in the elimination of approximately 400 positions across the company in the first quarter. Cash flow from operations improved compared to the prior year first quarter through disciplined management of inventories and receivables.

Intercompany Adjustment

In its earnings release issued on April 22, 2004, the company reported that management had identified certain balances relating to intercompany transactions in the aggregate amount of $20 to $30 million that the company was in the process of reviewing to determine whether the transactions had been properly recorded. At the time of the release, management believed that the transactions giving rise to the balances in the intercompany accounts had occurred in or prior to 2002. After further review, management determined that the balances related primarily to

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003. In addition, the company failed to eliminate intercompany amortization expense from 1999 through 2003 relating to one of the company’s business units. Other differences that were individually insignificant were also identified in the intercompany consolidation entries. Management believes that the errors were the result of deficiencies in (i) certain controls in the application of GAAP for the translation of intercompany foreign dividends receivable on the parent company’s accounting records and, (ii) the control process for the review of certain other intercompany elimination and consolidation entries. Management concluded that these errors were inadvertent and unintentional. Management recorded adjustments to correct the errors in the current quarter on the basis that the adjustments are not material to current or prior periods. See Note 13 to the financial statements for further details of the adjustments.

RESULTS OF OPERATIONS

Presented below are results for the first quarter ended March 31, 2004 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	First quarter ended March 31
	2004	2003
Sales	$1,833	$1,694
Net loss	(2)	(76)

Sales for the quarter ended March 31, 2004, were $1.83 billion compared to sales of $1.69 billion for the quarter ended March 31, 2003. Increased sales were the result of improved demand in all four business segments in the first quarter of 2004 compared to last year. Shipments were up in most paper and paperboard grades of the mill-based businesses while pricing was at near record lows for coated paper and flat for the rest of the mill-based products.

For the first quarter of 2004, the reported net loss was $2 million, or $0.01 per share, compared to a net loss of $76 million, or $0.38 per share, for the quarter ended March 31, 2003.

The net loss for the first quarter of 2004 includes employee separation costs and asset writedown charges of $10 million, or $0.04 per share, related to the company’s productivity initiative, and pretax gains of $68 million, or $0.21 per share, on the sales of forestland. The company also realized a favorable foreign currency exchange benefit of approximately $7 million in the first quarter compared to last year. The sale of the company’s interest in a panelboard facility generated proceeds of $30 million in the first quarter of 2004 and the company’s share in the investee’s earnings was $1 million before taxes. These assets were written up to fair value at the time of the merger. Also during the first quarter of 2004, the company paid out approximately $10 million of lump sum payments for 2003 merit salary increases to employees, in lieu of base salary increases. The lump sum payments were charged to earnings in the first quarter of 2004. Additionally, the company took 46,000 tons of market-related downtime, which had a negative impact of approximately $12 million on the first quarter of 2004.

In the quarter ended March 31, 2003, the net loss included pretax restructuring and merger-related charges of $18 million, or $0.05 per share, and gains on the sales of forestland of $3 million, or $0.01 per share. Included in the 2003 net loss was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003, related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Pension income before settlements and curtailments was $19 million before taxes during the quarter ended March 31, 2004, compared to income of $18 million before taxes during the first quarter last year.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Segment

In millions	First quarter ended March 31
	2004	2003
Sales	$1,017	$938
Segment profit[1]	65	51

[1]	Segment profit measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces coated and uncoated, bleached and unbleached paperboard, linerboard and saturating kraft, as well as consumer packaging for beverage, cosmetics, food, healthcare, pharmaceutical, tobacco, and media markets. The segment produces corrugating medium, linerboard and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda.

Sales in the Packaging segment increased to $1.02 billion in the first quarter of 2004 compared to sales of $938 million in the first quarter last year. Higher sales in the first quarter compared to prior year were due to stronger performance in the company’s converting operations. In the segment’s beverage packaging systems, sales volume increased in North and Latin America, and the global packaging businesses benefited from favorable currency exchange rates. In consumer packaging, the business experienced solid sales growth, margin improvement and overall operating profit improvement as demand for the company’s products remained strong. In addition, steps taken last year to close or sell several converting facilities contributed positively to results in 2004. Sales of DVD packaging and special CD packaging were particularly strong in the U.S. In healthcare, the business improved the mix of proprietary “compliance” packaging in pharmaceutical markets, increasing sales in that marketplace over last year. Additionally, shipments in the segment’s mill-based businesses were higher in most paperboard grades compared to the prior year. First quarter of 2004 bleached paperboard shipments were up approximately 3% over last year’s first quarter and shipments of coated natural kraft were up 7% over last year. Pricing remained relatively stable across most of the paperboard grades compared to the prior year.

Operating profit for the first quarter of 2004 was $65 million compared to prior year operating profit of $51 million and was also higher than the seasonally strong fourth quarter of 2003. The profit improvements reflected higher sales volume of paperboard and converted packaging, and better overall operating performance; offset, in part, by higher costs associated with market-related downtime of 14,000 tons. Early in the quarter, a part of the mill-based paperboard businesses were realigned to improve operating focus. Additionally, there was marked improvement by quarter end as evidenced by lower manufacturing costs and strengthening market demand. Because of increased demand, market-related downtime is expected to be eliminated for the second quarter of 2004. Results in the kraft business were weaker than the prior year due to lower linerboard prices and higher maintenance costs. As demand strengthened late in the quarter, this business announced linerboard price increases that should take effect late in the second quarter. The company’s Brazilian packaging operation, Rigesa, saw improved results on higher shipment volume, despite slightly lower pricing and challenging market conditions in the export fruit markets, which were adversely affected by severe weather this year.

Early in the second quarter, the company acquired a small machinery systems company in France, which will enhance the company’s presence in the growing dairy packaging market and reinforce its presence and machinery support in the beverage packaging market. This acquisition will not have a significant effect on the financial condition, results of operations or cash flows of the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Paper Segment

In millions	First quarter ended March 31
	2004	2003
Sales	$556	$512
Segment loss[1]	(32)	(16)

[1]	Segment loss is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Paper segment manufactures, markets and distributes coated printing papers, carbonless copy papers and industrial specialty papers.

Sales in the Paper segment increased to $556 million in the first quarter of 2004 compared to sales of $512 million in the first quarter last year. Higher sales in the first quarter were due in part from higher coated paper shipments, which were up 19% over prior year and were ahead of the industry’s published numbers. Because of the higher demand, the business put coated paper on allocation to protect key customers. Demand for carbonless paper also strengthened in the first quarter of 2004 with shipments up 5% from last year’s levels, and prices were increased 5% across most of the carbonless product line.

Although the paper business operated much better than a year ago, segment results for the first quarter of 2004 were affected by near record low prices for coated paper, which were down 7% from last year’s first quarter, and by higher costs for wood. Increased wood costs of approximately $9 million negatively affected the first quarter of 2004. The coated and carbonless paper businesses took no market-related downtime in the first quarter of 2003 compared to 32,000 tons taken in the first quarter of 2004, which negatively impacted segment results by approximately $9 million. Also during the quarter, the company sold its interest in a panelboard facility. Earnings from that facility in the first quarter of 2003 were approximately $2 million, compared to $1 million in the first quarter of 2004, which includes the effects of the sale of this investment.

Productivity improvement in the form of lower manufacturing costs offset about half of the negative impact from pricing and higher wood costs. Additionally, in the first quarter of 2004 the segment reduced inventories compared to the same period last year during which the segment experienced an inventory build.

Consumer and Office Products Segment

In millions	First quarter ended March 31
	2004	2003
Sales	$170	$168
Segment loss[1]	(2)	(4)

[1]	Segment profit (loss) is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time-management products and envelopes in North America through both retail and commercial channels.

The first quarter is a seasonally slow period for this segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year. Despite the normally slower season, sales for the first quarter of 2004 were slightly higher than for the same period last year benefiting from additional volume and enhanced product mix with the acquisition of Day Runner late in 2003. The integration of that business was completed sooner than the company expected.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals Segment

In millions	First quarter ended March 31
	2004	2003
Sales	$89	$82
Segment profit[1]	10	8

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and from by-products of the pulp and papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, emulsifiers used in asphalt paving, and dyestuffs.

The first quarter is a seasonally slower quarter for this segment. However, sales were up in the first quarter over the same period last year. Growth in sales volume and mix improvements in the automotive carbon business and in the industrial chemicals market drove much of the increase in sales and earnings during the quarter. The increased sales were offset somewhat by higher costs in the first quarter of 2004 primarily for energy and other operating costs, and weakness in the dye dispersant business.

Other Items

Selling, general and administrative expenses of $211 million recorded in the first quarter of 2004 were about even with the $210 million reported in the first quarter of 2003. As a percentage of sales, selling, general and administrative expenses decreased due to continued focus on reduced spending throughout the company, and various restructuring activities over the last two years. Restructuring charges in the first quarter of 2004 that were included in selling, general and administrative expenses were $2 million, versus $5 million for the same period last year.

Interest expense of $68 million in the first quarter of 2004 decreased from $77 million reported in the first quarter of 2003 primarily due to actions taken in 2003 to pay down higher cost debt.

Other expense (income), net was $69 million of income in the first quarter of 2004 compared to $2 million of expense in the first quarter of 2003. Much of the income in the quarter can be attributed to higher gains on the sale of forestland compared to prior year. Gains on the sales of forestlands were $68 million before taxes in the first quarter of 2004 compared to gains of $3 million realized in the first quarter of 2003. Pension income before settlements and curtailments was $19 million before taxes during the quarter ended March 31, 2004 compared to $18 million before taxes during the first quarter last year. Also in the first quarter of 2003, the company retired approximately $300 million of higher coupon debt, resulting in pretax charges of $8 million.

For the quarter ended March 31, 2004, the effective tax rate was 28%, in line with the company’s full year expectation.

The company began its two-year productivity initiative in the first quarter of 2004, focusing on working capital and earnings improvement. In terms of earnings improvement, the company expects to increase earnings by at least $250 million through cost reduction, product mix and volume growth by the end of 2005. Reported productivity improvements are net of cost inflation and before tax. In addition, price increases and decreases in mill-based paper and paperboard businesses are excluded from the productivity measure. Since the beginning of the year, the company has eliminated 400 positions, and has generated approximately $35 million in earnings improvement through the consolidation of various operations, cost reduction, and improved volume in all four

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

business segments. In connection with these initiatives, the company also incurred approximately $10 million in restructuring-related charges in the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, cash generated from operations and proceeds from the sale of nonstrategic assets provided the major sources of funds for the company and are expected to be the significant source of funds in 2004. Although typically short-term borrowings are used to finance seasonal needs as the packaging systems and consumer and office products businesses are building seasonal inventories, the company had an insignificant amount of short-term borrowings outstanding at March 31, 2004, no short-term borrowings outstanding at December 31, 2003, and $252 million of short-term borrowings outstanding at March 31, 2003. Cash and cash equivalents totaled $271 million at March 31, 2004 compared to $225 million at December 31, 2003 and $96 million at March 31, 2003. The company’s cash balances were lower at March 31, 2003 as the company had just retired approximately $300 million of higher coupon debt.

Operating Activities

The company generated $46 million of cash from operating activities in the first quarter ended March 31, 2004 compared to cash used by operating activities of $87 million for the first quarter ended March 31, 2003. Operating cash flows were negatively affected by the net loss experienced in the first quarter of 2004 and affected positively by a lower seasonal build of inventory for the peak selling season of the consumer and office products and beverage packaging businesses. This overall change in working capital in the statement of cash flows is reflected in the ratio of current assets to current liabilities (current ratio), which was 1.6 at March 31, 2004, 1.6 at December 31, 2003 and 1.4 at March 31, 2003.

In addition to the change in reported working capital, the company uses certain non-GAAP working capital measures as an additional benchmark to view progress in its productivity initiative, and to drive employee behavior in areas under their direct control such as accounts receivable, inventory and accounts payable. Management believes that net operating working capital (“NOWC”) as a percent of sales is a supplemental measure of the company’s productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. This measure also takes into account increases or decreases in sales, as increasing sales can contribute to higher working capital necessary to support these increased sales levels. In the first quarter of 2004, the company’s NOWC improvement was about $34 million, or 0.5% of sales compared to the first quarter of 2003. On a cumulative basis, NOWC as a percentage of sales increased by 0.5% from the fourth quarter of 2003, reflecting the company’s seasonal working capital build. The reconciliation of NOWC to working capital is included in this section of Management’s Discussion and Analysis entitled “Non-GAAP Financial Measures.”

Investing Activities

The company generated $47 million of cash from investing activities in the first quarter of 2004 compared to cash used by investing activities of $91 million for the first quarter ended March 31, 2003. Capital spending totaled $63 million for the quarter ended March 31, 2004, compared to $76 million for the same period last year. For 2004, the company expects capital spending to be approximately $400 million, the same level as 2003. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis. Because of the well-invested nature of the company’s facilities, management is able to preserve capital in this challenging economic environment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the quarter, the company completed the sale of approximately 28,000 acres of nonstrategic forestland generating proceeds of $74 million. Additionally, the sale of the company’s interest in a panelboard facility generated proceeds of $30 million, and the company generated $8 million of proceeds from the sale of a small specialty paper mill in the United Kingdom in the first quarter of 2004. In the first quarter of 2003, the company sold 9,000 acres of nonstrategic forestland generating proceeds of $6 million. For the year ended December 31, 2003, the company generated $281 million of proceeds from the sale of nonstrategic forestland. Management continues to explore opportunities to generate proceeds from the sale of forestland, and expects total proceeds for 2004 to be approximately $200 million, although the precise timing is inherently uncertain.

Financing Activities

The company used $50 million of cash in financing activities in the first quarter of 2004 compared to cash used in financing activities of $98 million for the first quarter ended March 31, 2003. MeadWestvaco has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2004. The combined $1 billion of credit facilities were not utilized at March 31, 2004. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

Utilizing cash on hand, the company retired approximately $15 million of higher cost variable rate debt instruments during the first quarter of 2004.

The percentage of debt-to-total capital (which excludes deferred taxes) for MeadWestvaco was 47.4% at March 31, 2004 and 47.1% at December 31, 2003. At March 31, 2004, the company had $281 million of notes payable and current maturities of long-term debt compared to $269 million at December 31, 2003.

On both January 27 and April 27 of 2004, the Board of Directors declared a dividend of $0.23 per share. During the first quarter of 2004 and 2003, the company paid $46 million in dividends to its shareholders.

Non-GAAP Financial Measures

For the company’s internal working capital measurement, NOWC is defined as accounts receivable plus inventory minus accounts payable. Management measures the change in NOWC as a percentage of sales, with 2003 sales levels as its base. The calculation of sales included in the denominator of the percentage of sales calculation is equal to annualized quarterly sales (representing current-quarter sales multipled by four) for the quarter being measured. Annualized sales is not indicative of forecast annual sales for the year. NOWC accounts are measured as the average of the beginning and ending balances, a two-point average, to accommodate seasonality. Reclassifications have been recorded to the historical balance sheets presented in the following table to conform to the current presentation. See Note 13 to the financial statements for further details.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC follows:

Dollars in millions	At December 31 2002	At March 31 2003	At September 30 2003	At December 31 2003	At March 31 2004

Cash and cash equivalents	$372	$96	$177	$225	$271
Accounts receivable (A)	894	836	996	943	884
Inventories (B)	1,002	1,124	1,134	1,098	1,143
Other current assets	163	180	161	160	173

Current assets (D)	2,431	2,236	2,468	2,426	2,471

Accounts payable (C)	365	378	359	380	385
Accrued expenses	912	865	884	867	840
Notes payable and current maturities of long-term debt	363	324	632	269	281

Current liabilities (E)	1,640	1,567	1,875	1,516	1,506

GAAP Working Capital (D-E)	$791	$669	$593	$910	$965
Net Operating Working Capital (A+B-C)	1,531	1,582	1,771	1,661	1,642

Sales (as reported)		$1,694	$1,999	$1,945	$1,833
Annualized Sales (F)		6,776		7,780	7,332

NOWC as a percentage of sales (average of 12/31 NOWC and 3/31 NOWC, or 9/30 NOWC and 12/31 NOWC, divided by Annualized Sales)		23.0%		22.0%	22.5%

Year-over-year change in NOWC as a percentage of sales (G)					0.5%

Change in NOWC at 2003 sales levels (G multiplied by F at March 31, 2003)					$34

Cumulative change in NOWC as a percentage of sales					0.5%

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign environmental operations of the company. Mead and Westvaco made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $39 million in environmental capital expenditures in 2004 and approximately $80 million in 2005. Approximately $35 million was spent on environmental capital projects in 2003.

A portion of anticipated future environmental capital expenditures of MeadWestvaco will concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the “Cluster Rules”) designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills by 2006. Mead and Westvaco have

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

taken major steps to comply with the Cluster Rules. MeadWestvaco expects to incur capital expenditures beyond the expenditures stated above by approximately $10 million to comply with the Cluster Rules by 2006.

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

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of April 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2004, the company has litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. Although the outcome of this type of litigation is subject to many uncertainties, after consulting with legal counsel, the company does not believe that such claims will have a material adverse effect on its consolidated financial condition, liquidity or results of operations.

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

Outlook

The company began its two-year productivity initiative in the first quarter of 2004, focusing on working capital and earnings improvement. For the remainder of 2004, the company expects to continue to reduce working capital as a percentage of sales, and improve cash flow from inventory, receivables and payables to reach approximately half of its two-year goal. Additionally, the company intends to add to the earnings growth experienced in the first quarter through additional cost cutting, product mix improvement and volume growth, to reach the goal of approximately $125 million for 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Early signs of market recovery are visible in many of MeadWestvaco’s markets. Order backlogs in coated paper, bleached board and linerboard continue to strengthen early in the second quarter. The company has announced price increases for almost all of its mill-based grades and should begin to see the effects of those increases late in the second quarter of 2004. The positive turnaround in our coated papers operations is expected to continue. This business operated well with strong shipment volume in the first quarter despite challenging market conditions. Imports of coated paper have also moderated during the last year. As a result, this business is not expected to take market-related downtime in the second quarter. In the second quarter, operating results in the Paper segment will be affected by a typically higher level of scheduled mill maintenance downtime, a level that is expected to be higher than any other quarter of the year. Seasonal improvement is anticipated in the Specialty Chemicals and Consumer and Office Products segments. The consumer packaging business, which had a very strong first quarter because of strong media packaging demand, is expecting similar market demand in the second quarter. The beverage packaging business is expected to be seasonally stronger in the second quarter. Although management expects these positive trends to continue, there is no certainty that the market recovery will continue.

Higher costs for wood impacted many of our businesses in the first quarter. Management expects wood costs to remain at relatively high levels throughout 2004, although the precise timing is inherently uncertain.

MeadWestvaco currently owns and manages approximately 2.3 million acres of forestland, with slightly less than 400,000 acres remaining in our divestiture program. For the full year in 2004, the sales of forestland are expected to result in proceeds of approximately $200 million.

As a result of the previously announced productivity initiative, the company expects to record additional restructuring-related charges in the second quarter and the remainder of the year. These charges are expected to be about $75 million in the aggregate for 2004.

OTHER ITEMS INCLUDING RESTRUCTURING

AND BUSINESS IMPROVEMENT ACTIONS

Quarter ended March 31, 2004

During the quarter ended March 31, 2004, MeadWestvaco recorded total pretax restructuring charges of $10 million for employee separation costs, asset writedowns and other costs. Approximately $8 million and $2 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year, the company expects restructuring-related charges to be approximately $75 million. Productivity program charges of $15 million were recorded in the fourth quarter of 2003. Total payments for these actions are expected to occur throughout 2004 and 2005. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: During the first quarter, the segment had various restructuring activities in its manufacturing operations in Europe. These actions resulted in a pretax charge of $6 million during the quarter ended March 31, 2004, related primarily to employee benefit costs covering approximately 50 employees and the write down of long-lived assets. As of March 31, 2004, 19 of the employees had been separated. The remaining employees will separate by the end of the third quarter of 2004.

Other: In connection with the company’s previously announced productivity initiative, the company recorded additional charges of approximately $4 million related to employee separation costs covering approximately 15 employees. As of March 31, 2004, 90 percent of these employees had separated from the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$3	$3	$6
Paper	—	1	1
Consumer and Office Products	—	1	1
Corporate	—	2	2

	$3	$7	$10

Year ended December 31, 2003

For the quarter ended March 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $18 million. Of these amounts, $13 million and $5 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs for Packaging, Paper, Consumer and Office Products and corporate and other of $8 million, $2 million, $1 million and $1 million, respectively. Also included in the charges were $6 million for asset writedowns and other costs for Packaging. For the year ended December 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $68 million. Approximately $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging: The company took actions to streamline its packaging operations through the shutdown of three packaging and converting plants resulting in total charges of $28 million. As of March 31, 2004, all of the employees had been separated from the company.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. As of March 31, 2004, approximately 80% of the employees had been separated. The remaining separations are expected to occur by the end of the second quarter of 2004.

Paper: As part of various restructuring activities, the Paper segment had charges of $12 million for the separation benefits of approximately 400 employees. As of March 31, 2004, approximately 300 of these employees had been separated. The remaining separations are expected to occur by the end of 2004.

Corporate and other: During 2003 and as part of the continued review of the business, including the reorganization of overlapping corporate functions and other business units, the company recorded charges that included $22 million of employee separation benefits covering about 280 employees. Approximately 70% of the employees have separated from the company as of March 31, 2004, and the remainder are expected to be separated by the end of 2004. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million.

Also during 2003, the company sold two previously written-down facilities, resulting in a gain of $5 million recorded by the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first quarter of 2004:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$21	$3	$24
Add: current charges	7	1	8
Less: payments	14	2	16

Balance of related accruals at March 31, 2004	$14	$2	$16

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

Restructuring and other charges: The company periodically records charges for the reduction of its workforce, the closure of manufacturing facilities and other actions related to business improvement and productivity initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

Pension and postretirement benefits: Assumptions used in the determination of pension income and postretirement benefit expense, including the discount rate, the expected return on plan assets, and increases in future compensation and medical costs, are evaluated by the company, reviewed with the plan actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs, which are more favorable than assumptions, can have the effect of lowering expense and cash contributions, and, conversely, actual results, which are less favorable than assumptions, could increase expense and cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods.

In the first quarter of 2004, the company recorded pension income before settlements and curtailments of approximately $19 million before taxes and expects to record $73 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5%, and a discount rate of 6.0% compared to 6.5% for MeadWestvaco in 2003.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

At March 31, 2004, the asset value of each qualified plan exceeds each plan’s accumulated benefit obligation and the aggregate value of pension fund assets was approximately $3.2 billion at December 31, 2003 and March 31, 2004, reflecting overall equity market performance. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, with corresponding charges to intangible assets and other comprehensive income are required to be recorded. While the company does not expect to record an additional minimum liability with regard to its qualified pension plan, if asset values decline to levels below the accumulated benefit obligation, the company would be required to do so.

Effective January 1, 2004, the company modified certain postretirement healthcare benefits provided to its future retirees. The impact of these changes will reduce the postretirement benefit obligation by approximately $68 million, which will be amortized over the remaining life of the eligible employees, which is approximately 24 years. This change, combined with other demographic and assumption changes in the plan, is expected to result in $23 million of postretirement expense in 2004, similar to the $25 million recorded in 2003.

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

Tangible assets: The company reviews long-lived assets other than goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment involves management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

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

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with impairment reviews of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. The company will review the recorded value of its goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment involves management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Revenue recognition: The company recognizes at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

revenue is recognized when the goods are received by the customer. The company provides for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are in many instances subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period.

Income taxes: Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws.

The company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the valuation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

The company has tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. While actual results could vary, in management’s judgment the company has adequate accruals with respect to the ultimate outcome of such unresolved tax matters.

Management is required to make estimates of the company’s effective tax rate for the full year each quarter. This estimate includes assumptions about the level of income that will be achieved for the full year in both domestic and international operations. The forecast of full-year earnings includes assumptions about markets in each of our businesses as well as the timing of certain transactions, including forestland sales gains. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings and cash flow expected from the company productivity initiative; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, and currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

December 31, 2003. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes occurred during the quarter to information previously provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Interim Principal Financial Officer (“CFO”). Based upon the Disclosure Controls Evaluation, and as of the date thereof, the company’s CEO and CFO have concluded that, subject to the limitations noted below, the company’s Disclosure Controls are effective to ensure that material information relating to the company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company’s periodic reports are being prepared.

As discussed in Note 13 in Item 1, “Financial Statements (unaudited),” of this report, the company made an adjustment to the consolidated statements of operations for the quarter ended March 31, 2004, included in Item 1 for the correction of errors related to prior periods. Management recorded adjustments to correct the errors in the current quarter as in its judgment the adjustments are not material to current or prior periods. The adjustments related primarily to misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003 and to the failure to eliminate intercompany amortization expense from 1999 through 2003 relating to one of the company’s business units. Other individually insignificant differences in the intercompany consolidation entries were also identified. Management believes that the errors were the result of deficiencies in (i) certain controls in the application of GAAP for the translation of intercompany foreign dividends receivable on the parent company’s accounting records and, (ii) the control process for the review of certain other intercompany elimination and consolidation entries. Based on its review, management concluded that these errors were inadvertent and unintentional.

PricewaterhouseCoopers LLP, our independent auditors (“PwC”) and management have determined and the company’s audit committee has been advised that the aggregate internal control deficiency is considered to be a reportable condition under generally accepted auditing standards.

The company is reviewing its internal controls and disclosure procedures in order to correct the reportable condition. The company is developing a systematic process to identify individual intercompany relationships more readily so that resolution of apparent differences can be identified quickly and items resolved as part of the period-end closing process. In addition, the company will place greater emphasis on communication between the tax department, the treasury operations, business units and corporate accounting to ensure that changes in legal structures, intercompany loan activity and differences in normal recurring intercompany transactions are properly recorded.

CEO and CFO Certifications. Appearing as exhibits to this Quarterly Report there are Certifications of the CEO and the CFO

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Quarterly Report is the information concerning the evaluation of the Disclosure Controls referred to in Item 4 (b) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on the Disclosure Controls Evaluation, the CEO and CFO believe, as of the date thereof, the Disclosure Controls provide reasonable assurances that the objectives of the Disclosure Controls have been met.

The company also reviewed its internal controls over financial reporting (“Internal Controls”) for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in the company’s internal controls, as discussed below.

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

The company’s Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s Internal Controls. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report on material weaknesses in this section of the Quarterly Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Compliance with Certification Requirements

The certifications by the company’s Chief Executive Officer and Interim Principal Financial Officer of this Quarterly Report on Form 10-Q, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Material Contracts:

(10.1)	Form of Employment Agreement for John A. Luke, Jr. and James A. Buzzard, dated January 29, 2004

(10.2)	Form of Employment Agreement for Rita V. Foley and Mark T. Watkins, dated January 29, 2004

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Interim Principal Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Interim Principal Financial Officer

(b)	Reports on Form 8-K:

1)	A report on Form 8-K was filed on January 23, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure—On January 23, 2004, MeadWestvaco announced that Cynthia A. Niekamp, chief financial officer, and Barbara L. Brasier, treasurer, were planning to leave the company. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

2)	A report on Form 8-K was filed on January 29, 2004. The contents of the report are summarized below:

Item 12.	Results of Operations and Financial Condition—On January 29, 2004, MeadWestvaco issued a news release announcing fourth quarter and fiscal year 2003 earnings. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

3)	A report on Form 8-K was filed on March 31, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure—On March 31, 2004, MeadWestvaco Corporation issued two news releases. The first news release, included as Exhibit 99.1, announced the completion of the sale of the 10,700 acre Bonneau Ferry tract of land in Berkeley County, South Carolina along the Cooper River. The second news release, included as Exhibit 99.2, announced the company’s expected gain on the sale of forestland and the outlook for the first quarter ended March 31, 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

May 10, 2004	/s/ Peter H. Vogel, Jr.

Peter H. Vogel, Jr. Vice President and Interim Principal Financial Officer