Form 10-Q
period 2004-06-30
MEADWESTVACO CORP
filed 2004-08-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park
(State of incorporation)	Stamford, CT 06905

31-1797999	Telephone 203-461-7400
(I.R.S. Employer Identification No.)	(Address and telephone number of registrant’s principal executive offices)

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

At July 31, 2004, the latest practicable date, there were 201,810,433 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS	INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter Ended June 30		First Half Ended June 30
In millions, except per share amounts	2004	2003	2004	2003
Net sales	$2,095	$1,915	$3,928	$3,609

Cost of sales	1,773	1,657	3,399	3,171
Selling, general and administrative expenses	212	229	423	439
Interest expense	69	73	137	150
Other income, net	(26)	(45)	(95)	(43)

Income (loss) before income taxes and cumulative effect of accounting change	67	1	64	(108)
Income tax provision (benefit)	19	8	18	(29)

Income (loss) before cumulative effect of accounting change	48	(7)	46	(79)
Cumulative effect of accounting change	—	—	—	(4)

Net income (loss)	$48	$(7)	$46	$(83)

Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$.24	$(.04)	$.23	$(.40)
Cumulative effect of accounting change	—	—	—	(.02)

Net income (loss)	$.24	$(.04)	$.23	$(.42)

Shares used to compute net income (loss) per share:
Basic	201.4	200.4	201.3	200.3
Diluted	201.8	200.4	201.8	200.3

Cash dividends per share	$.23	$.23	$.46	$.46

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	June 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$313	$225
Accounts receivable, net	1,038	943
Inventories	1,105	1,098
Other current assets	171	160

Current assets	2,627	2,426
Property, plant, equipment and forestlands, net	7,093	7,378

Prepaid pension asset	1,045	1,015
Goodwill	786	770
Other assets	928	898

	$12,479	$12,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$434	$380
Accrued expenses	932	867
Notes payable and current maturities of long-term debt	281	269

Current liabilities	1,647	1,516

Long-term debt	3,917	3,969
Other long-term obligations	591	568
Deferred income taxes	1,676	1,678

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 201,551,268 (2003-200,897,413)	2	2
Additional paid-in capital	3,941	3,928
Retained earnings	821	914
Accumulated other comprehensive loss	(116)	(88)

	4,648	4,756

	$12,479	$12,487

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended June 30
In millions	2004	2003
Cash flows from operating activities:
Net income (loss)	$46	$(83)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	356	357
Deferred income taxes	(9)	(17)
(Gain) loss on sales of assets	(87)	(37)
Loss on early retirement of long-term debt	—	8
Pension income before settlements and curtailments	(37)	(36)
Impairment of long-lived assets	7	10
Cumulative effect of accounting change	—	4
Changes in working capital, excluding the effects of acquisitions and dispositions	(48)	(228)
Other, net	—	8

Net cash provided by (used in) operating activities	228	(14)

Cash flows from investing activities:
Capital expenditures	(155)	(171)
Payments for acquired businesses, net of cash acquired	(21)	(12)
Proceeds from sales of assets	144	75
Other	(3)	(19)

Net cash used in investing activities	(35)	(127)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3	40
Repayment of long-term debt	(28)	(376)
Notes payable, net	2	324
Proceeds from issuance of common stock and exercises of stock options	13	8
Dividends paid	(93)	(92)

Net cash used in financing activities	(103)	(96)

Effect of exchange rate changes on cash	(2)	6

Increase (decrease) in cash and cash equivalents	88	(231)

Cash and cash equivalents:
At beginning of period	225	372

At end of period	$313	$141

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries, and the terms “Mead” and “Westvaco” refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and income (loss) per share would have been reduced to the unaudited pro forma amounts as follows:

	Second Quarter Ended June 30		First Half Ended June 30
In millions, except per share data	2004	2003	2004	2003
Net income (loss)
As reported	$48	$(7)	$46	$(83)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	1	2	3	3

Pro forma net income (loss)	$47	$(9)	$43	$(86)

Income (loss) per share - basic and diluted
As reported	$.24	$(.04)	$.23	$(.42)
Pro forma	$.23	$(.05)	$.21	$(.43)

2. Restructuring

Quarter ended June 30, 2004

During the quarter ended June 30, 2004, MeadWestvaco recorded total pretax charges of $6 million for asset writedowns, employee separation costs and other restructuring related costs. The $6 million was recorded within cost of sales, of which $5 million was non-cash. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

In connection with the company’s announcement to close a packaging system plant, certain long-lived assets were determined to be impaired. Certain production equipment was written down to its estimated fair value and the company recorded a pretax impairment charge of $4 million. Total charges for asset writedowns, employee separation costs and other restructuring related costs for this action are expected to be approximately $13 million, and the remaining charges are expected to be incurred over the next six months. Additionally, the company recorded charges of $1 million for other consolidation activities in its facilities in Europe.

All Other:

In connection with the company’s previously announced productivity initiative and other restructuring activities, the company recorded an additional $1 million of charges related to employee separation costs covering approximately 50 employees from various functions, who will be separated from the company early in 2005.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$5	$—	$5
All other	—	1	1

	$5	$1	$6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

First half ended June 30, 2004

During the first half of 2004, MeadWestvaco recorded total pretax restructuring charges of $16 million for employee separation costs, asset writedowns and other restructuring related costs. Approximately $14 million and $2 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively, and $9 million were non-cash. For the full year, the company expects restructuring charges related to the company’s productivity program to be approximately $75 million. Cash related amounts are expected to be paid throughout 2004 and 2005. In addition, charges of $15 million related to the company’s productivity program were recorded in the fourth quarter of 2003. Although these charges relate to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

In addition to the actions taken in the second quarter noted above, during the first quarter of 2004, the segment had various restructuring activities in its manufacturing operations in Europe. These actions resulted in a pretax charge of $6 million during the quarter ended March 31, 2004, related to employee benefit costs covering approximately 50 employees and the writedown of a long-lived asset. As of June 30, 2004, most of the employees had separated from the company. The remaining employees will separate by the end of 2004.

All Other:

In addition to the actions taken in the second quarter, during the quarter ended March 31, 2004, the company recorded charges of $4 million related primarily to employee separation costs covering approximately 150 employees. The affected employees will separate from the company by early in 2005.

The following table and discussion presents additional detail of the charges by business segment for the first half:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$8	$3	$11
Paper	—	1	1
Consumer and Office Products	—	1	1
Corporate and other	—	3	3

	$8	$8	$16

Year ended December 31, 2003

For the quarter and first half ended June 30, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $29 million and $47 million, respectively. Of these amounts, $18 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the second quarter of 2003. In the first half of 2003, $31 million and $16 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs for Packaging, Paper, Consumer and Office Products, and corporate and other of $13 million, $7 million, $1 million and $14 million, respectively. Also included in the charges were $12 million for asset writedowns and other costs for the Packaging segment. For the year ended December 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $68 million. Approximately $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively, and $45 million were non-cash. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Packaging:

The company streamlined its packaging operations by shutting down three packaging and converting plants resulting in total charges of $28 million in 2003. As of June 30, 2004, all of the affected employees had been separated from the company.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. As of June 30, 2004, approximately 340 of these affected employees had been separated. The remaining separations are now expected to occur by the second quarter of 2005.

Paper:

As part of various restructuring activities, the Paper segment had charges of $12 million in 2003 for the separation benefits of approximately 400 employees. As of June 30, 2004, most of these employees had separated from the company. The remaining separations are expected to occur by the end of 2004.

Corporate and other:

During 2003 as part of various corporate restructuring activities, the company recorded charges that included $22 million of employee separation benefits. Most of these employees have separated from the company as of June 30, 2004, and the remainder are expected to separate by early 2005. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million, and the company sold two previously written-down facilities, resulting in a gain of $5 million.

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first half of 2004:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$8	$—	$8
Add: current charges	6	2	8
Less: payments	9	2	11

Balance of related accruals at June 30, 2004	$5	$—	$5

Merger-Related Restructuring Activity

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$13	$3	$16
Add: current charges	2	—	2
Less: payments	10	3	13

Balance of related accruals at June 30, 2004	$5	$—	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

3. Inventories and Property, Plant and Equipment

In millions	June 30, 2004	December 31, 2003
Raw materials	$232	$227
Production materials, stores and supplies	155	150
Finished and in process goods	718	721

Total inventories	$1,105	$1,098

Property, plant and equipment is net of accumulated depreciation of $4,400 million and $4,134 million at June 30, 2004 and December 31, 2003, respectively.

4. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review of goodwill during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization
Trademarks and trade names	$168	$26	$168	$20
Customer contracts and lists	148	34	144	25
Patents	41	13	35	11
Other – primarily licensing rights	28	7	28	5

	$385	$80	$375	$61

The company recorded amortization expense of $9 million and $7 million for the quarters ended June 30, 2004 and 2003, respectively. For the first half of 2004 and 2003, amortization expense was $18 million and $14 million, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2004 and each of the succeeding five years is as follows: 2004 - $37 million; 2005 - $35 million; 2006 - $32 million; 2007 - $29 million; 2008 - $24 million; and 2009 - $23 million. As acquisitions and dispositions occur in the future, these amounts may vary.

5. Employee Retirement and Postretirement Benefits

Retirement Plans - MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory plans including benefits under unfunded plans where the employees’ retirement benefits are over ERISA limits. Benefits are based on a final average pay formula for the salaried plans and a unit benefit formula for the bargained hourly plans. Prior service costs are amortized on a straight-line basis over the average remaining service period for active employees. Contributions are made to the funded plans in accordance with ERISA requirements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Postretirement Plans - MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached; and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Effective January 1, 2004, MeadWestvaco modified certain postretirement healthcare benefits to be provided to future retirees. The impact of this change reduced the postretirement benefit obligation by about $68 million, which is being amortized over the actuarially expected remaining life of the eligible employees, which is approximately 24 years. This change, combined with other demographic and assumption changes in the plan, is expected to result in $23 million of postretirement expense in 2004, similar to the $25 million recorded in 2003.

In December of 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals. Pursuant to the guidance provided in FASB Staff Position No.106-2, the company is required to begin recording the impact of this legislation in the third quarter. The company believes that the impact of the legislation is not material to the financial condition, liquidity or results of operations of the company.

The components of net periodic benefits cost (income) for each of the periods presented are as follows:

Quarter Ended June 30

In millions	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost - benefits earned during the period	$17	$18	$2	$2
Interest cost on projected benefit obligation	37	39	3	4
Expected return on plan assets	(74)	(77)	—	—
Amortization of prior service cost	3	3	(1)	—
Amortization of net (gain) loss	(1)	(1)	2	—

Net periodic benefit cost (income) before settlements and curtailments	$(18)	$(18)	$6	$6

First Half Ended June 30

In millions	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Service cost - benefits earned during the period	$34	$36	$4	$4
Interest cost on projected benefit obligation	74	78	6	8
Expected return on plan assets	(150)	(154)	—	—
Amortization of prior service cost	6	6	(2)	—
Amortization of net (gain) loss	(1)	(2)	4	—

Net periodic benefit cost (income) before settlements and curtailments	$(37)	$(36)	$12	$12

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified pension plans in the foreseeable future as the plans are overfunded and not subject to any minimum regulatory funding requirements. Accordingly, no contributions have been made to these plans for the first half of 2004 and 2003. Contributions for the foreign plans are insignificant for the company.

The company expects to pay about $25 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2004. During the first half of 2004, about $15 million was paid. The company presently anticipates paying the additional $10 million during the remainder of 2004.

6. Income (Loss) Per Common Share

Basic income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. For the quarter and first half ended June 30, 2004, 13.0 million options were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share. The dilutive effects of the 15.9 million net incremental shares issuable upon the exercise of stock options have not been included in the quarter and first half ended June 30, 2003 as their effect would have been antidilutive.

7. Segment Information

The company’s principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceutical, and healthcare markets. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil: Paper, board and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills. The results for the company’s equity investment in an oriented-strand board facility are included in 2003 results, and the first quarter of 2004 results. This investment was sold on March 26, 2004.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America.

The Specialty Chemicals segment manufactures, markets and distributes products at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company’s forestry operations and corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

The segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices. Consolidated total profit (loss) in the following table reflects income (loss) before cumulative effect of accounting change.

Second Quarter Ended June 30, 2004	Sales
In millions	Trade	Inter- segment	Total	Segment Profit (loss)
Packaging	$1,104	$7	$1,111	$113
Paper	575	8	583	(25)
Consumer and Office Products	302	—	302	50
Specialty Chemicals	102	5	107	20
Corporate and other	12	7	19	(91)

Total	2,095	27	2,122	67
Intersegment eliminations	—	(27)	(27)	—

Consolidated totals	$2,095	$—	$2,095	$67

Second Quarter Ended June 30, 2003	Sales
In millions	Trade	Inter- segment	Total	Segment Profit (loss)
Packaging	$1,036	$1	$1,037	$93
Paper	485	4	489	(42)
Consumer and Office Products	303	—	303	49
Specialty Chemicals	81	4	85	10
Corporate and other	10	25	35	(109)

Total	1,915	34	1,949	1
Intersegment eliminations	—	(34)	(34)	—

Consolidated totals	$1,915	$—	$1,915	$1

First Half Ended June 30, 2004	Sales
In millions	Trade	Inter- segment	Total	Segment Profit (loss)
Packaging	$2,118	$10	$2,128	$178
Paper	1,127	12	1,139	(57)
Consumer and Office Products	472	—	472	48
Specialty Chemicals	186	10	196	30
Corporate and other	25	16	41	(135)

Total	3,928	48	3,976	64
Intersegment eliminations	—	(48)	(48)	—

Consolidated totals	$3,928	$—	$3,928	$64

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

First Half Ended June 30, 2003	Sales
In millions	Trade	Inter- segment	Total	Segment Profit (loss)
Packaging	$1,973	$2	$1,975	$144
Paper	986	15	1,001	(58)
Consumer and Office Products	471	—	471	45
Specialty Chemicals	157	10	167	18
Corporate and other	22	27	49	(257)

Total	3,609	54	3,663	(108)
Intersegment eliminations	—	(54)	(54)	—

Consolidated totals	$3,609	$—	$3,609	$(108)

8. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for second quarter ended June 30, 2004 and 2003, was $30 million and $44 million, respectively. Comprehensive income (loss) for the first half ended June 30, 2004 and 2003 was $19 million and $(5) million, respectively. The difference between net income (loss) and comprehensive income (loss) for the second quarters and first halves ended June 30, 2004 and 2003 primarily relates to the impact of foreign currency translations.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2004, MeadWestvaco has recorded liabilities of approximately $30 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $33 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2004, the company has litigation liabilities of approximately $26 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

10. Gains on Sales of Forestland

The company recorded pretax gains on the sales of forestland of $22 million and $36 million in the quarters ended June 30, 2004 and 2003, respectively. For the first halves ended June 30, 2004 and 2003, the company recorded pretax gains on the sales of forestland of $90 million and $40 million, respectively.

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

12. Investees

At December 31, 2003, the company’s investment in the Northwood Panelboard Company was deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X, and its financial statements and related notes were included under Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, the company sold its investment in the Northwood Panelboard Company for proceeds of $30 million. The company’s share in the investee earnings, combined with the effect of the sale, resulted in $1 million of earnings before taxes. The Northwood Panelboard assets were written up to fair value at the time of the MeadWestvaco merger. Selected financial information for Northwood Panelboard Company through the first quarter of 2004 is included below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

	Second Quarter Ended June 30	First Half Ended June 30
In millions	2003	2004	2003
Net sales	$17	$17	$31
Gross profit	6	8	9
Net income	6	8	9

13. Acquisition Activity

In April of 2004, MeadWestvaco acquired Aries Packaging (“Aries”), a small machinery systems company in Troyes, France, which will support the company’s dairy packaging systems business in Europe, and also represent a platform for growth in other markets. Goodwill and other intangible assets recorded as part of this acquisition were $11 million and $5 million, respectively. This purchase price allocation is preliminary and will be finalized in the second half of 2004. This acquisition will not have a significant effect on the financial condition, liquidity or results of operations of the company in 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the second quarter ended June 30, 2004, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $48 million, or $0.24 per share, compared to last year’s second quarter net loss of $7 million, or $0.04 per share. The net income for the quarter included pretax gains of $22 million, or $0.07 per share, on the sale of approximately 16,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $6 million, or $0.02 per share, and other pretax charges related to the company’s productivity initiative of $2 million. Charges and gains for these items are included in corporate and other for segment reporting. Comparable amounts for prior periods are noted later in this discussion. For the first half ended June 30, 2004, the company reported net income of $46 million, or $0.23 per share. The earnings for the first half of 2004 included pretax gains of $90 million, or $0.28 per share, on the sale of approximately 44,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $16 million, or $0.05 per share, and other costs related to the company’s productivity initiative of $2 million.

The company experienced an upturn in almost all of its businesses as demand for many of the company’s products led to higher shipments in the quarter. The improvement in earnings in the second quarter compared to the prior year was driven in large part by productivity initiatives, including more efficient mill operating performance, continued growth in the packaging converting businesses, and actions taken to reduce operating costs, increase volume and improve mix. The Paper business operated more efficiently than in the prior year and experienced both increased demand and market share resulting in higher shipments, but results were affected by weaker average selling prices, scheduled maintenance and higher costs associated with wood, energy and freight. The company’s converting operations achieved stronger results, especially in the company’s consumer packaging businesses, which had strong growth year over year in media and entertainment. Although the company’s results improved in the quarter, results were offset in part by higher wood and freight costs compared to the second quarter in the prior year, while energy costs continued at the levels experienced in the first quarter of 2004. Energy and wood costs for each segment are noted in discussions about those operations.

The company continues to make progress on its two-year productivity initiative that it commenced in the fourth quarter of 2003, focusing on working capital reduction and earnings improvement. The goals of the initiative are to reduce working capital as a percent of sales, generating the equivalent of $250 million of cash flow from inventory, accounts receivable and accounts payable by the end of 2005. The company also expects to improve pretax earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. During the quarter, the company made positive strides toward attaining both goals of this initiative by lowering working capital as a percentage of sales by 1.9%, freeing up the equivalent of approximately $140 million in working capital compared to the second quarter of 2003, and improving pretax earnings by $60 million compared to the second quarter of 2003. Since the beginning of 2004, the company has generated approximately $95 million in pretax earnings improvement through the consolidation of various operations, cost reduction, and improved volume and mix in all four business segments. Cash flow from operations improved compared to the prior year resulting in a source of cash of $228 million for the first half of 2004 compared to a use of cash of $14 million in the first half of 2003. This improvement was a result of both increased earnings and disciplined management of inventories, accounts receivable and accounts payable. These productivity improvements are net of cost inflation and before income taxes. In addition, any price increases or decreases in mill-based paper and paperboard businesses are excluded from the productivity measure. In connection with these initiatives, the company also incurred approximately $16 million in restructuring charges and $2 million in other productivity initiative related charges in the first half of 2004.

Some of the productivity actions taken in the second quarter and first half included the consolidation of the forestry operations, the announced closing of a packaging systems plant, the integration of the former Day Runner organization, the continued focus on reducing inventories and the implementation of a change in the company’s accounts payable policy. These and other actions resulted in the elimination of approximately 400 positions across the company in the first half of 2004. The company is also seeing the benefit of actions taken last year related to the closing of a sawmill and several packaging converting plants.

Recent Developments

On August 5, 2004, the company announced the closure of two of its Consumer and Office Products manufacturing facilities. Many of the activities performed at these locations will be consolidated into this segment’s remaining facilities. The closures are expected to occur in the second half of the year. This action is part of the company’s overall productivity initiative. The action is expected to result in pre-tax charges of $45 to $50 million for employee termination benefit costs, asset impairment charges and other related costs which will be recorded beginning in the third quarter of 2004. This action is expected to affect approximately 600 employees in the company. Approximately 30% of these charges are expected to be cash costs, which management believes will be recovered over a two-year period. The Company expects this action to lower overall operating costs for the segment.

RESULTS OF OPERATIONS

Presented below are results for the second quarter and first half ended June 30, 2004 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2004	2003	2004	2003
Sales	$2,095	$1,915	$3,928	$3,609
Cost of sales	1,773	1,657	3,399	3,171
Selling, general and administrative expense	212	229	423	439
Interest expense	69	73	137	150
Other income, net	(26)	(45)	(95)	(43)
Net income (loss)	48	(7)	46	(83)

Sales for the quarter ended June 30, 2004, were $2.1 billion compared to sales of $1.9 billion for the quarter ended June 30, 2003. Sales for the first half ended June 30, 2004 were $3.9 billion compared to sales of $3.6 billion for the prior year. Increased sales were the result of improved demand in all four business segments in the second quarter and first half of 2004 compared to last year. Shipments were up in most paper and paperboard grades of the mill-based businesses while pricing remained at lower levels than in the prior year for coated paper and were slightly above prior year levels for the remainder of the mill-based products. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended June 30, 2004 was $1.8 billion compared to $1.7 billion for the same quarter last year. Cost of sales for the first half ended June 30, 2004 was $3.4 billion compared to cost of sales of $3.2 billion for the prior year. Although cost of sales increased in both the second quarter and first half of 2004 compared to 2003, cost of sales as a percentage of sales for the quarter and first half ended June 30, 2004 declined about 1% from the prior year quarter and first half due to more efficient mill operating performance and actions taken to reduce costs and enhance volume and mix.

Restructuring charges in the second quarter of 2004 that were included in cost of sales were $6 million versus restructuring charges of $18 million for the same period last year. Restructuring charges of $14 million were included in cost of sales in the first half of 2004, compared to restructuring charges of $31 million in the first half of

2003. Other productivity initiative related costs of $1 million were also included in cost of sales for the second quarter and first half of 2004. Also included in cost of sales are maintenance costs. In the Paper segment, seasonal maintenance costs were approximately $15 million lower in the second quarter of 2004 compared to the same quarter last year. For the first half of 2004 compared to 2003, maintenance charges for that segment were about $20 million lower in 2004. Additionally during the second quarter, the company took 6,000 tons of market-related downtime compared to 8,000 tons taken in the second quarter of 2003. This downtime did not have a significant impact on the results in either year. For the first half of 2004, the company took 54,000 tons of market-related downtime primarily in the coated and bleached paper businesses, which had a negative impact on results of approximately $14 million. In the same period last year, the company took 14,000 tons of market-related downtime which had a negative impact on results of approximately $8 million.

Selling, general and administrative expenses were $212 million in the second quarter of 2004, lower than the $229 million reported in the second quarter of 2003. Selling, general and administrative expenses were $423 million in the first half of 2004, also lower than the $439 million reported in the first half of 2003. There were no restructuring charges recorded in selling, general and administrative expenses in the second quarter of 2004. After considering restructuring related charges of $11 million for the second quarter of 2003, the company reduced selling, general and administrative expenses by $6 million from the prior year second quarter. Restructuring related charges in the first half of 2004 were $2 million compared to restructuring charges of $16 million in 2003. Other productivity initiative related charges in the second quarter and first half of 2004 that were included in selling, general and administrative expenses were $1 million. As a percentage of sales, selling, general and administrative expenses decreased for the second quarter and first half ended June 30, 2004, due to continued focus on reduced spending throughout the company and various restructuring activities over the last several years. For the second quarter and first half of 2004, selling, general and administrative expenses included in the segment results did not change significantly from the prior year second quarter or second half.

Pension income before settlements and curtailments, which is included in cost of sales and selling, general and administrative expenses, was $18 million before taxes during both quarters ended June 30, 2004 and 2003. For the first half of 2004 and 2003, pension income before settlements and curtailments was $37 million and $36 million, respectively. Pension income is reported in the corporate and other segment.

Interest expense of $69 million in the second quarter of 2004 decreased from $73 million reported in the second quarter of 2003 primarily due to actions taken last year to pay down higher coupon debt. Similarly, interest expense of $137 million in the first half of 2004 decreased from $150 million reported in the first half of 2003 primarily due to the same actions.

Other income, net was $26 million in the second quarter of 2004 compared to $45 million in the second quarter of 2003. Lower other income in the current quarter is primarily related to lower gains on the sales of forestland compared to prior year. Gains on the sales of forestland were $22 million before taxes in the second quarter of 2004 compared to gains of $36 million before taxes in the second quarter of 2003. Other income, net was $95 million in the first half of 2004 compared to $43 million for the same period in 2003. Higher other income in the first half of 2004 versus 2003 is primarily related to higher gains on the sales of forestland which were $90 million and $38 million, respectively.

For the first half ended June 30, 2004, the effective tax rate was 28%, in line with the company’s full year expectation. For the first half ended June 30, 2003, the effective tax rate was 27%.

Included in the 2003 net loss was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003, related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments.

Packaging Segment

In millions	Second quarter ended June 30		First half ended June 30
	2004	2003	2004	2003
Sales	$1,111	$1,037	$2,128	$1,975
Segment profit[1]	113	93	178	144

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceutical, and healthcare markets. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil: Paper, board and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

Sales in the Packaging segment increased to $1.1 billion in the second quarter of 2004 compared to sales of $1.0 billion in the second quarter last year. The improvement was driven by higher shipments and higher average selling prices in certain grades, including bleached paperboard where shipments were up 9% from both the prior year and the prior quarter. Linerboard volume declined slightly from the prior year. The segment also had continued sales growth of print and plastic packaging for the music and entertainment industry. In the segment’s beverage packaging systems business, worldwide sales volume increased over the levels of the second quarter last year with increased sales volume in North and Latin America, but weaker sales than the prior year in Europe.

Operating profit for the second quarter of 2004 was $113 million compared to prior year operating profit of $93 million. The profit improvements reflected higher sales volume and improved product mix across most of the operations, with improved operating performance at most of the paperboard mills and lower manufacturing costs in packaging converting operations. The overall increase in results for the segment was slightly offset by higher maintenance costs compared to prior year. During the quarter, order backlogs for bleached board continued to strengthen. The company’s Brazilian packaging operation, Rigesa, Ltda., experienced both sales and operating profit improvement over the prior year’s quarter. Year over year for the quarter, increased costs for energy, wood and freight adversely affected earnings by approximately $8 million, while earnings benefited by $21 million from price, mix and volume increases, $4 million from other operating cost decreases and $3 million from favorable currency exchange rates.

For the first half of 2004, sales for this segment increased to $2.1 billion from $2.0 billion in the first half of 2003, as demand strengthened in the company’s converting operations and shipments were higher in most paperboard grades compared to the prior year. Results for the Packaging segment for the first half of 2004 were $178 million compared to $144 million in the prior year. These increased results were driven by higher sales volumes and better operating performance for most of the businesses.

Early in the second quarter, the company acquired a small machinery systems company in France, which will support the company’s dairy packaging systems business in Europe, and also represent a platform for growth in other markets. This acquisition will not have a significant effect on the financial condition, liquidity or results of operations of the company in 2004.

In early July, the company announced its plan to close a packaging plant. During the second quarter, certain production equipment was written down to its estimated fair value and the company recorded an impairment charge. Total charges for asset writedowns, employee separation costs and other restructuring related costs expected for this action are expected to be about $13 million and are included in the corporate and other segment.

Paper Segment

	Second quarter ended June 30		First half ended June 30
In millions	2004	2003	2004	2003
Sales	$583	$489	$1,139	$1,001
Segment loss[1]	(25)	(42)	(57)	(58)

[1]	Segment loss is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills.

Sales in the Paper segment increased to $583 million in the second quarter of 2004 compared to sales of $489 million in the second quarter last year. The improvement was driven by higher coated paper shipments, which were up 27% over prior year reflecting increased demand and gain in market share. Strong markets and improved market share has helped to reduce coated paper inventory levels nearly 25% since the beginning of 2004. Order backlogs strengthened from the end of the first quarter when coated paper customers were placed on allocation. Coated paper pricing continued to be lower in the second quarter despite the announcement of a price increase. The Paper segment announced price increases in the second quarter and announced additional price increases early in the third quarter on most grades of coated paper. Although not reflected in the second quarter results, the announced price increases are expected to benefit this segment beginning in the third quarter. In carbonless paper, shipments were slightly behind levels of the prior quarter and prior year.

The second quarter operating loss for the segment of $25 million improved from the loss of $42 million for the same period last year. Stronger operating results compared to the prior year were driven by productivity improvements, including lower manufacturing costs, about $15 million of lower maintenance costs during the period when scheduled maintenance is highest for the year, improved mill operating performance and higher shipments of coated paper. Although the paper business operated much better than a year ago, segment results for the second quarter of 2004 continued to be affected by low prices for coated paper, which were down 4% from last year’s second quarter. However, coated paper prices rose in the second quarter from the first quarter of 2004 and as noted above, the business announced a price increase that should positively impact the third quarter. While energy costs moderated during the second quarter, costs for wood and freight increased compared to prior year.

Compared to the same quarter last year, lower prices and higher costs for energy, wood, and freight adversely affected earnings by approximately $11 million and $7 million, respectively, while earnings benefited by $31 million from volume increases and better product mix and other operating cost decreases. Additionally, in the prior year’s second quarter, earnings from the Northwood Panelboard investment, divested earlier this year, were $3 million.

For the first half of 2004, sales for this segment increased to $1.1 billion from $1.0 billion in the first half of 2003. The improvement was driven by higher coated paper shipments, which were up 23% over prior year first half. Results for the Paper segment for the first half of 2004 were a loss of $57 million compared to a loss of $58 million in the prior year. Although the business operated better than a year ago, segment results were affected by lower prices for coated paper and higher costs for wood and energy. Additionally, in the first half of 2004, earnings from the Northwood Panelboard investment were $1 million compared to $4 million in the first half of 2003.

Consumer and Office Products Segment

	Second quarter ended June 30		First half ended June 30
In millions	2004	2003	2004	2003
Sales	$302	$303	$472	$471
Segment profit[1]	50	49	48	45

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America.

Sales revenue in the second quarter grew seasonally from the prior quarter and was comparable to levels in the same quarter of 2003. Segment operating profit also increased seasonally from the first quarter and grew slightly above the levels of the prior year. Revenues and operating results reflect growth from recent focused acquisitions in decorative calendars and time-management products during the prior year. Productivity improvement initiatives during the last several years across the consumer, office and envelope business units led to reduced costs and improved product sales mix which offset continued competition from offshore suppliers, especially for commodity paper-based products. Shipments to retailers for the back-to-school season were at expected levels for the quarter, especially for the company’s branded products including the Five Star® brand products.

For the first half of 2004, sales for this segment were $472 million compared to $471 million in the first half of 2003. Results for the Consumer and Office Products segment for the first half of 2004 were $48 million compared to $45 million in the prior year. These increased results were the result of improved product mix.

Specialty Chemicals Segment

	Second quarter ended June 30		First half ended June 30
In millions	2004	2003	2004	2003
Sales	$107	$85	$196	$167
Segment profit[1]	20	10	30	18

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes products at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Segment sales were seasonally stronger than the first quarter of 2004 and increased 26% over the prior year second quarter. This increase reflects continued growth in activated carbon products for automotive emission controls and from strengthening demand for specialty performance chemicals used in asphalt paving and in industrial markets. Segment operating profit of $20 million improved seasonally from the first quarter and doubled from the prior year on sales growth, improved product mix and cost reductions.

Year over year for the second quarter, energy and freight cost increases of $2 million adversely affected earnings, while earnings benefited by $8 million from sales price and volume increases and $4 million from operating cost decreases.

For the first half of 2004, sales for this segment increased to $196 million from $167 million in the first half of 2003, as demand strengthened for most of this segment’s products. Results for the Specialty Chemical segment for the first half of 2004 were $30 million compared to $18 million in the prior year. These increased results were driven by higher sales volumes, improved product mix and focused cost reduction.

Corporate and other

	Second quarter ended June 30		First half ended June 30
In millions	2004	2003	2004	2003
Sales	$19	$35	$41	$49
Segment loss [1]	(91)	(109)	(135)	(257)

[1]	Segment loss includes asset writedowns, restructuring charges, net pension income, interest expense and gains on asset sales.

Corporate and other includes the company’s forestry operations and corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

For the second quarter of 2004, the segment results for corporate and other improved from a loss of $109 million to a loss of $91 million for a number of reasons, most of which have been mentioned earlier in this discussion. Those items include the reduction of restructuring costs by $23 million, lowering interest expense by $4 million, offset by forestland sales gains that were lower than the prior year by $14 million. After considering those items, selling, general and administrative expense was lower by approximately $6 million due to lower overall expense levels in the company.

For the first half of 2004, results for this segment improved from a loss of $257 million to a loss of $135 million. These improved results were driven by the reduction of restructuring costs by $29 million, lowering interest expense by $10 million, forestland sales gains that were higher in 2004 by $51 million, and no debt retirement cost in the first half of 2004 compared to the prior year first half charge of $8 million. After considering those items, selling, general and administrative expense was lower by approximately $24 million due to lower overall expense levels in the company.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, cash generated from operations and proceeds from the sales of nonstrategic assets provided the major sources of funds for the company and are expected to continue to be the significant source of funds in 2004. While short-term borrowings are typically used in the first half to finance the seasonal inventory build of the packaging systems and consumer and office products businesses, this year the company had sufficient cash to internally fund these seasonal working capital needs. The company had an insignificant amount of short-term borrowings outstanding at June 30, 2004, compared to $324 million of short-term borrowings outstanding at June 30, 2003. Cash and cash equivalents totaled $313 million at June 30, 2004, compared to $225 million at December 31, 2003, and $141 million at June 30, 2003. The company’s cash balances were higher at June 30, 2004, compared to 2003 because of disciplined management of working capital, including inventory, accounts receivable and accounts payable.

Operating Activities

The company generated $228 million of cash from operating activities in the first half ended June 30, 2004 compared to cash used in operating activities of $14 million for the first half ended June 30, 2003. Operating cash flows were positively affected by the favorable earnings experienced in the first half of 2004 and more disciplined management of working capital including inventory, accounts receivable and accounts payable. Although total inventory balances are comparable to December 31, 2003, disciplined management of inventory, combined with strong market demand, resulted in a nearly 25% reduction in coated paper inventory levels from the beginning of 2004. This overall change in working capital in the statement of cash flows is reflected in the ratio of current assets to current liabilities (current ratio), which was 1.6 at June 30, 2004, 1.6 at December 31, 2003 and 1.2 at June 30, 2003.

In addition to the change in reported working capital, the company uses certain non-GAAP working capital measures as an additional benchmark to view progress in its productivity initiative and to drive employee behavior in areas under their direct control such as accounts receivable, inventory and accounts payable. Management believes that net operating working capital (“NOWC”) as a percent of sales is a supplemental measure of the company’s productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. This measure also takes into account increases or decreases in sales, as increasing sales can contribute to higher working capital necessary to support these increased sales levels. In the second quarter of 2004, the company’s NOWC improvement was about $140 million, or 1.9% of second quarter annualized sales compared to the second quarter of 2003. On a cumulative basis, NOWC as a percentage of sales decreased by 2.1%, or $160 million, from the fourth quarter of 2003, evidencing the better management of the company’s working capital items. The reconciliation of NOWC to working capital is included in this section of Management’s Discussion and Analysis entitled “Non-GAAP Financial Measures.”

Investing Activities

The company used $35 million of cash from investing activities in the first half of 2004 compared to cash used in investing activities of $127 million for the first half ended June 30, 2003. Capital spending totaled $155 million for the first half ended June 30, 2004, compared to $171 million for the same period last year. For 2004, the company expects capital spending to be approximately $400 million, the same level as 2003. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis. Because of the well-invested nature of the company’s facilities, management is able to preserve capital in this challenging economic environment.

Early in the second quarter, the company acquired Aries Packaging, a small machinery systems company in France. This acquisition did not have a significant effect on the financial condition, liquidity or results of operations of the company.

During the first half of 2004, the company completed the sale of approximately 44,000 acres of nonstrategic forestland generating proceeds of $99 million. In the first half of 2003, the company sold 37,000 acres of nonstrategic forestland generating proceeds of $48 million. For the year ended December 31, 2003, the company generated $281 million of proceeds from the sale of nonstrategic forestland. Management continues to explore opportunities to generate proceeds from the sale of forestland, and expects total proceeds for 2004 to meet or exceed $200 million, although the precise timing is inherently uncertain. Combined with other asset sales, the company generated total proceeds of $144 million in the first half of 2004 compared to $75 million generated in last year’s first half.

Financing Activities

The company used $103 million of cash in financing activities in the first half of 2004 compared to cash used in financing activities of $96 million for the first half of 2003. The company has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2004. The combined $1 billion of credit facilities were not utilized at June 30, 2004. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

On July 7, 2004, Moody’s Investors Service placed MeadWestvaco’s credit rating under review for possible downgrade. This action will have no material impact on the company. At the same time, Moody’s also published a Liquidity Risk Assessment on MeadWestvaco in which the company’s liquidity profile was assigned Moody’s highest rating of “superior.”

The percentage of debt-to-total capital (which excludes deferred taxes) for MeadWestvaco was 47.4% at June 30, 2004 and 47.1% at December 31, 2003. At June 30, 2004, the company had $281 million of notes payable and current maturities of long-term debt compared to $269 million at December 31, 2003.

On both April 27 and June 22, of 2004, the Board of Directors declared a dividend of $0.23 per share. During the first half of 2004 and 2003, the company paid $93 million and $92 million, respectively, in dividends to its shareholders.

Non-GAAP Financial Measures

For the company’s internal working capital measurement, NOWC is defined as accounts receivable plus inventory less accounts payable. Management measures the change in NOWC as a percentage of sales, with 2003 sales levels as its base. The calculation of sales included in the denominator of the percentage of sales calculation is equal to annualized quarterly sales (representing current quarter sales multiplied by four) for the quarter being measured. Annualized sales is not indicative of forecast annual sales for the year. NOWC accounts are measured as the average of the beginning and ending balances, a two-point average, to accommodate seasonality.

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC follows:

Dollars in millions	March 31 2003	June 30 2003	September 30 2003	December 31 2003	March 31 2004	June 30 2004
Cash and cash equivalents	$96	$141	$177	$225	$271	$313
Accounts receivable (A)	836	980	996	943	884	1,038
Inventories (B)	1,124	1,196	1,134	1,098	1,143	1,105
Other current assets	180	163	161	160	173	171

Current assets (D)	2,236	2,480	2,468	2,426	2,471	2,627

Accounts payable (C)	378	408	359	380	385	434
Accrued expenses	865	957	884	867	840	932
Notes payable and current maturities of long-term debt	324	675	632	269	281	281

Current liabilities (E)	1,567	2,040	1,875	1,516	1,506	1,647

GAAP Working Capital (D-E)	$669	$440	$593	$910	$965	$980
Net Operating Working Capital (A+B-C)	1,582	1,768	1,771	1,661	1,642	1,709
Sales (as reported)	$1,694	$1,915	$1,999	$1,945	$1,833	$2,095
Annualized Sales (F)	6,776	7,660	7,996	7,780	7,332	8,380

NOWC as a percentage of sales (average of 2 periods NOWC divided by Annualized Sales)	23.0%	21.9%	22.1%	22.1%	22.5%	20.0%

Year over year change in NOWC as a percentage of sales (G)						1.9%

Change in NOWC at 2003 sales levels (G multiplied by F at June 30, 2003) *						$144

Cumulative change in NOWC as a percentage of sales						2.1%

*	Amounts may be affected by rounding

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign environmental operations of the company. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, the company estimates that it will incur approximately $42 million in environmental capital expenditures in 2004 and approximately $73 million in 2005. Approximately $35 million was spent on environmental capital projects in 2003.

A portion of the company’s anticipated future environmental capital expenditures concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the “Cluster Rules”) designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills no later than 2006. The company has taken major steps to comply with the Cluster Rules and expects to incur capital expenditures beyond the expenditures stated above by approximately $6 million to comply with the Cluster Rules in 2006.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2004, MeadWestvaco has recorded liabilities of approximately $30 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $33 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2004, the company has litigation liabilities of approximately $26 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Outlook

The company began its two-year productivity initiative in the fourth quarter of 2003, focusing on working capital and earnings improvement. For the remainder of 2004, the company will continue its efforts to reduce working capital as a percentage of sales, and improve cash flow from inventory, accounts receivable and accounts payable to reach approximately half of its two-year goal. Additionally, the company intends to add to the earnings growth experienced in the first half through additional cost reduction, product mix improvement and volume growth, to reach the goal of approximately $125 million for 2004.

Early signs of market recovery are visible in many of MeadWestvaco’s markets. Order backlogs continue to strengthen in coated paper and bleached paperboard, and price increases announced for these and other grades of paper and paperboard are expected to contribute to improved results for the second half of the year. During the second quarter, order backlogs for linerboard also increased, and pricing improved compared to last year. Domestic demand and pricing for linerboard is expected to continue to improve in the third quarter. In the third quarter, operating results in the Paper segment should improve on lower maintenance costs, following the major scheduled maintenance costs associated with the second quarter. The Paper segment announced price increases in the second quarter and announced additional price increases early in the third quarter on most grades of coated paper. These increases should positively impact earnings in the second half of the year. Coated paper shipment volumes were higher than usual in the second quarter and are not expected to increase significantly in this segment’s seasonally strong third quarter. The company’s investment in Northwood Panelboard was sold in the first quarter of 2004. This investment, which was included in the Paper segment results, contributed close to $10 million in earnings in each of the third and fourth quarters last year, which will not repeat this year.

As a result of the company’s focused acquisitions in the Consumer and Office Products segment, and the seasonal nature of the time-management business, we expect to see a shift in the concentration of earnings in the second half of the year more to the fourth quarter. The consumer packaging business, which had a very strong first half because of strong media demand, expects seasonally slower growth in the third quarter, versus the first half of 2004, but better than the prior year. The beverage packaging business is expected to be seasonally strong in the third quarter, and strong demand is expected to continue for the Specialty Chemicals segment. Although management expects these positive trends to continue, there is no certainty that the market recovery will continue.

The company expects to have maintenance downtime in the third quarter similar to second quarter levels, with the exception of the Paper segment where maintenance downtime will be significantly lower. Due to order backlogs and strong customer demand, the Coated Board business has rescheduled most of its third quarter maintenance for that business to the fourth quarter in 2004.

The company currently owns and manages approximately 2.3 million acres of forestland, with slightly less than 400,000 acres remaining in its divestiture program. For the full year in 2004, the sales of forestland are expected to result in proceeds that will meet or exceed approximately $200 million.

As a result of the previously announced productivity initiative, the company expects to record additional restructuring and other productivity initiative related charges in the third quarter and the remainder of the year. These charges are expected to be about $75 million in total for 2004.

OTHER ITEMS INCLUDING RESTRUCTURING

AND BUSINESS IMPROVEMENT ACTIONS

Restructuring actions

Quarter ended June 30, 2004

During the quarter ended June 30, 2004, MeadWestvaco recorded total pretax charges of $6 million for asset writedowns, employee separation costs and other restructuring related costs. The $6 million was recorded within cost of sales, of which $5 million was non-cash. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

In connection with the company’s announcement to close a packaging system plant, certain long-lived assets were determined to be impaired. Certain production equipment was written down to its estimated fair value and the company recorded a pretax impairment charge of $4 million. Total charges for asset writedowns, employee separation costs and other restructuring related costs for this action are expected to be approximately $13 million, and the remaining charges are expected to be incurred over the next six months. Additionally, the company recorded charges of $1 million for other consolidation activities in its facilities in Europe.

All Other:

In connection with the company’s previously announced productivity initiative and other restructuring activities, the company recorded an additional $1 million of charges related to employee separation costs covering approximately 50 employees from various functions, who will be separated from the company early in 2005.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$5	$—	$5
All other	—	1	1

	$5	$1	$6

First half ended June 30, 2004

During the first half of 2004, MeadWestvaco recorded total pretax restructuring charges of $16 million for employee separation costs, asset writedowns and other restructuring related costs. Approximately $14 million and $2 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively, and $9 million were non-cash. For the full year, the company expects restructuring charges related to the company’s productivity program to be approximately $75 million. Cash related amounts are expected to be paid throughout 2004 and 2005. In addition, charges of $15 million related to the company’s productivity program were recorded in the fourth quarter of 2003. Although these charges relate to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

In addition to the actions taken in the second quarter noted above, during the first quarter of 2004, the segment had various restructuring activities in its manufacturing operations in Europe. These actions resulted in a pretax charge of $6 million during the quarter ended March 31, 2004, related to employee benefit costs covering approximately 50 employees and the writedown of a long-lived asset. As of June 30, 2004, most of the employees had separated from the company. The remaining employees will separate by the end of 2004.

All Other:

In addition to the actions taken in the second quarter, during the quarter ended March 31, 2004, the company recorded charges of $4 million related primarily to employee separation costs covering approximately 150 employees. The affected employees will separate from the company by early in 2005.

The following table and discussion presents additional detail of the charges by business segment for the first half:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$8	$3	$11
Paper	—	1	1
Consumer and Office Products	—	1	1
Corporate and other	—	3	3

	$8	$8	$16

Year ended December 31, 2003

For the quarter and first half ended June 30, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $29 million and $47 million, respectively. Of these amounts, $18 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the second quarter of 2003. In the first half of 2003, $31 million and $16 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs for

Packaging, Paper, Consumer and Office Products, and corporate and other of $13 million, $7 million, $1 million and $14 million, respectively. Also included in the charges were $12 million for asset writedowns and other costs for the Packaging segment. For the year ended December 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $68 million. Approximately $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively, and $45 million were non-cash. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

The company streamlined its packaging operations by shutting down three packaging and converting plants resulting in total charges of $28 million in 2003. As of June 30, 2004, all of the affected employees had been separated from the company.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. As of June 30, 2004, approximately 340 of these affected employees had been separated. The remaining separations are now expected to occur by the second quarter of 2005.

Paper:

As part of various restructuring activities, the Paper segment had charges of $12 million in 2003 for the separation benefits of approximately 400 employees. As of June 30, 2004, most of these employees had separated from the company. The remaining separations are expected to occur by the end of 2004.

Corporate and other:

During 2003 as part of various corporate restructuring activities, the company recorded charges that included $22 million of employee separation benefits. Most of these employees have separated from the company as of June 30, 2004, and the remainder are expected to separate by early 2005. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million, and the company sold two previously written-down facilities, resulting in a gain of $5 million.

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first half of 2004:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$8	$—	$8
Add: current charges	6	2	8
Less: payments	9	2	11

Balance of related accruals at June 30, 2004	$5	$—	$5

Merger-Related Restructuring Activity

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$13	$3	$16
Add: current charges	2	—	2
Less: payments	10	3	13

Balance of related accruals at June 30, 2004	$5	$—	$5

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

Pension and postretirement benefits: Assumptions used in the determination of pension income and postretirement benefit expense, including the discount rate, the expected return on plan assets, and increases in future compensation and medical costs, are evaluated by the company, reviewed with the plan actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs, which are more favorable than assumptions, can have the effect of lowering expense and cash contributions, and, conversely, actual results which are less favorable than assumptions, could increase expense and cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods.

In the second quarter and first half ended June 30, 2004, the company recorded pension income before settlements and curtailments of approximately $18 million and $37 million, respectively, before taxes and expects to record $73 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5%, and a discount rate of 6.0% compared to 6.5% for MeadWestvaco in 2003.

In December of 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals. Pursuant to the guidance provided in FASB Staff Position No.106-2, the company is required to begin recording the impact of this legislation in the third quarter. The company believes that the impact of the legislation is not material to the financial condition, liquidity or results of operations of the company.

At June 30, 2004, the asset value of each qualified plan exceeds each plan’s accumulated benefit obligation and the aggregate value of pension fund assets was approximately $3.2 billion at December 31, 2003 and $3.1 billion at June 30, 2004, reflecting overall equity market performance. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, with corresponding charges to intangible assets and other comprehensive income are required to be recorded. While the company does not expect to record an additional minimum liability with regard to its qualified pension plan, if asset values decline to levels below the accumulated benefit obligation, the company would be required to do so.

Effective January 1, 2004, the company modified certain postretirement healthcare benefits provided to its future retirees. The impact of these changes will reduce the postretirement benefit obligation by approximately $68 million, which is being amortized over the remaining life of the eligible employees, which is approximately 24 years. This change, combined with other demographic and assumption changes in the plan, is expected to result in $23 million of postretirement expense in 2004, similar to the $25 million recorded in 2003.

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

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with its review of impairment of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. The company will review the recorded value of its goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment involves management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Revenue recognition: The company recognizes revenue at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are in many instances subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period.

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

As discussed in the quarterly report on Form 10-Q for the period ended March 31, 2004, the company made an adjustment to the consolidated statements of operations for the quarter ended March 31, 2004, included in Item 1 for the correction of errors related to prior periods. Management recorded adjustments to correct the errors in the then current quarter as in its judgment the adjustments were not material to current or prior periods. The adjustments related primarily to misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003 and to the failure to eliminate intercompany amortization expense from 1999 through 2003 relating to one of the company’s business units. Other individually insignificant differences in the intercompany consolidation entries were also identified. Management believes that the errors were the result of deficiencies in (i) certain controls in the application of GAAP for the translation of intercompany foreign dividends receivable on the parent company’s accounting records; and, (ii) the control process for the review of certain other intercompany elimination and consolidation entries. Based on the review, it has been concluded that these errors were inadvertent and unintentional.

PricewaterhouseCoopers LLP, our independent registered public accounting firm (“PwC”), and management have determined and the company’s Audit Committee has been advised that the aggregate internal control deficiency is considered to be a reportable condition and, under the new auditing standards issued by the Public Company Accounting Oversight Board (“PCAOB”) and approved by the Securities and Exchange Commission, this reportable condition is considered a significant deficiency.

The company has reviewed its internal controls and disclosure procedures in order to correct the significant deficiency. The company has made progress in developing a systematic process to identify individual intercompany relationships more readily so that resolution of apparent differences can be identified quickly and items resolved as part of the period-end closing process. In addition, the company will place greater emphasis on communication between the tax department, the treasury operations, business units and corporate accounting to ensure that changes in legal structures, intercompany loan activity and differences in normal recurring intercompany transactions are properly recorded. The company expects to complete this process by the end of 2004.

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

The company monitors its Disclosure Controls and Internal Controls and makes modifications as necessary; the company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

The company’s Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s Internal Controls. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report on material weaknesses in this section of the Quarterly Report. In the professional PCAOB auditing literature, an internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” could be a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the annual or interim financial statements, that is more than inconsequential in amount, will not be prevented or detected. A “material weakness” is defined in the PCAOB auditing literature as a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In June 2004, MeadWestvaco and other potentially responsible parties (PRPs) reached a tentative settlement agreement with U.S. EPA concerning the Chattanooga Creek Superfund Site. Under the settlement agreement, the private PRPs, including MeadWestvaco, will undertake final remediation action at the Chattanooga Creek Superfund Site. In addition, the PRPs, including MeadWestvaco, will reimburse U.S. EPA for a portion of the past costs it incurred in connection with the site. This settlement will resolve all the parties’ respective liabilities to the government with respect to the site.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

COMMON STOCK REPURCHASES

(e)	In November of 2003, under Item 703 of Regulation S-K, the SEC adopted rules requiring disclosure of all repurchases of registered equity securities in the preceding fiscal quarter made by or on behalf of the issuer. This rule applies when an employee delivers back to the issuer, or a benefit plan of the issuer, shares of stock that have already been issued to the employee. For MeadWestvaco, stock option swaps fall under this rule.

The common stock shares repurchased by the company during the quarter ended June 30, 2004 are as follows:

	Shares Exercised	Shares Swapped	Incremental Shares Received by Employees	Share Price Range
January 1, 2004 - January 31, 2004	13,915	12,403	1,464	$21.5385 – $28.2861
February 1, 2004 - February 29, 2004	—	—	—	—
March 1, 2004 - March 31, 2004	—	—	—	—
April 1, 2004 - April 30, 2004	—	—	—	—
May 1, 2004 - May 31, 2004	—	—	—	—
June 1, 2004 - June 30, 2004	—	—	—	—

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of MeadWestvaco Corporation was held on April 27, 2004.

(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2007, with the following results:

	Shares Voted For	Shares Withheld
William E. Hoglund	179,947,162	2,697,137
Douglas S. Luke	178,568,047	4,076,252
Robert C. McCormack	179,906,901	2,737,398
Jane L. Warner	178,191,538	4,452,761

Directors whose terms of office continue: John G. Breen, Michael E. Campbell, Dr. Thomas W. Cole, Jr., Duane E. Collins, James G. Kaiser, Richard B. Kelson, John A. Krol, Susan J. Kropf, John A. Luke, Jr. and J. Lawrence Wilson.

(c)	The appointment of PricewaterhouseCoopers LLP as independent auditors was ratified by a vote of 178,738,367 shares in favor, 2,930,290 shares in opposition and 975,642 shares in abstention.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Vice President & Interim Principal Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Vice President & Interim Principal Financial Officer

(b)	Reports on Form 8-K:

1)	A report on Form 8-K was filed on April 22, 2004. The contents of the report are summarized below:

Item 12.	Results of Operations and Financial Condition – On April 22, 2004, MeadWestvaco issued a news release announcing first quarter 2004 earnings. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

2)	A report on Form 8-K was filed on April 29, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure – On April 27, 2004, MeadWestvaco issued a news release announcing the declaration of a regular quarterly dividend. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

3)	A report on Form 8-K was filed on June 23, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure – On June 22, 2004, MeadWestvaco issued a news release announcing the declaration of a regular quarterly dividend. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

August 6, 2004

/s/ Peter H. Vogel, Jr.

Peter H. Vogel, Jr.

Vice President and Interim

Principal Financial Officer