Form 10-Q
period 2004-09-30
MEADWESTVACO CORP
filed 2004-11-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At October 31, 2004, the latest practicable date, there were 202,650,171 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions, except per share amounts	2004	2003	2004	2003
Net sales	$2,148	$1,999	$6,076	$5,608

Cost of sales	1,791	1,684	5,190	4,855
Selling, general and administrative expenses	219	210	642	649
Interest expense	69	71	206	221
Other income, net	(76)	(19)	(171)	(62)

Income (loss) before income taxes and cumulative effect of accounting change	145	53	209	(55)
Income tax provision (benefit)	40	26	58	(3)

Income (loss) before cumulative effect of accounting change	105	27	151	(52)
Cumulative effect of accounting change	—	—	—	(4)

Net income (loss)	$105	$27	$151	$(56)

Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$.52	$.14	$.75	$(.26)
Cumulative effect of accounting change	—	—	—	(.02)

Net income (loss)	$.52	$.14	$.75	$(.28)

Shares used to compute net income (loss) per share:
Basic	201.7	200.4	201.5	200.4
Diluted	202.8	200.6	202.1	200.4

Cash dividends per share	$.23	$.23	$.69	$.69

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	September 30, 2004	December 31, 2003
ASSETS
Cash and cash equivalents	$524	$225
Accounts receivable, net	1,044	943
Inventories	1,089	1,098
Other current assets	200	160

Current assets	2,857	2,426

Property, plant, equipment and forestlands, net	7,035	7,378

Prepaid pension asset	1,063	1,015
Goodwill	817	770
Other assets	901	898

	$12,673	$12,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$478	$380
Accrued expenses	925	867
Notes payable and current maturities of long-term debt	303	269

Current liabilities	1,706	1,516

Long-term debt	3,835	3,969
Other long-term obligations	602	568
Deferred income taxes	1,744	1,678

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares, authorized: 600,000,000 shares issued: 202,321,942 (2003 - 200,897,413)	2	2
Additional paid-in capital	3,961	3,928
Retained earnings	926	914
Accumulated other comprehensive loss	(103)	(88)

	4,786	4,756

	$12,673	$12,487

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended September 30
In millions	2004	2003
Cash flows from operating activities:
Net income (loss)	$151	$(56)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	541	537
Deferred income taxes	25	(2)
(Gain) loss on sales of assets	(152)	(66)
Loss on early retirement of long-term debt	—	26
Pension income before settlements and curtailments	(55)	(55)
Impairment of long-lived assets	27	13
Cumulative effect of accounting change	—	4
Changes in working capital, excluding the effects of acquisitions and dispositions	42	(235)
Other, net	5	(3)

Net cash provided by operating activities	584	163

Cash flows from investing activities:
Capital expenditures	(245)	(258)
Payments for acquired businesses, net of cash acquired	(96)	(12)
Proceeds from sales of assets	267	133
Other	(4)	(23)

Net cash used in investing activities	(78)	(160)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3	44
Repayment of long-term debt	(101)	(686)
Notes payable, net	(5)	567
Proceeds from issuance of common stock and exercises of stock options	33	12
Dividends paid	(139)	(138)

Net cash used in financing activities	(209)	(201)

Effect of exchange rate changes on cash	2	3

Increase (decrease) in cash and cash equivalents	299	(195)

Cash and cash equivalents:
At beginning of period	225	372

At end of period	$524	$177

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed in 2001 prior to the merger of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries, and the terms “Mead” and “Westvaco” refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant.

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

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and income (loss) per share would have been reduced to the unaudited pro forma amounts as follows:

	Third Quarter Ended September 30		Three Quarters Ended September 30
In millions, except per share data	2004	2003	2004	2003
Net income (loss)
As reported	$105	$27	$151	$(56)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1	—	1	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	3	1	6	4

Pro forma net income (loss)	$103	$26	$146	$(60)

Income (loss) per share - basic and diluted
As reported	$.52	$.14	$.75	$(.28)
Pro forma	$.51	$.13	$.72	$(.30)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

2. Restructuring

Quarter ended September 30, 2004

During the quarter ended September 30, 2004, MeadWestvaco recorded total pretax charges of $48 million for asset writedowns, employee separation costs and other restructuring related costs. Approximately $47 million and $1 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively, and, of these, $34 million were non-cash. Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

Total charges for asset writedowns, employee separation costs and other restructuring related costs for the previously announced action to close a packaging systems plant are expected to be approximately $9 million. As of the end of the third quarter, total charges incurred for this action were $8 million and the remaining charges of $1 million are expected to be incurred in the fourth quarter of 2004. During the third quarter, the company recorded facility closure costs of $4 million in connection with this action. The charges included employee separation costs of $2 million related to approximately 140 employees. These employees are expected to separate from the company by the end of the fourth quarter. The remaining $2 million was related to asset writedowns and other closure related costs.

Additionally, the company recorded charges of $10 million for asset writedowns, employee separation costs and other restructuring related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $3 million for employee separation costs affecting approximately 40 employees in various facilities, $5 million in connection with the loss on sale of a consumer packaging plant in Europe, which is included in asset writedowns, and $2 million for other restructuring related costs. The affected employees are expected to separate from the company by the end of 2004.

Consumer and Office Products:

In connection with the company’s announcement to consolidate its Consumer and Office Products operations in North America and close two facilities, certain long-lived assets were determined to be impaired. Charges

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

of $16 million were recorded to write down the affected assets to their estimated fair value. The company also recorded employee separation costs of $8 million related to approximately 580 employees associated with the two facilities. The affected employees are expected to separate from the company by the end of the fourth quarter. Additional charges of $8 million were recorded for lease termination and other closure related costs. Total charges related to this consolidation activity are expected to be approximately $40 million, and the remaining charges are expected to be incurred in the fourth quarter of 2004.

All Other:

During the quarter, a corporate asset was written down to its estimated fair value, resulting in a charge of $2 million.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Total
Packaging	$7	$5	$2	$14
Consumer and Office Products	16	8	8	32
All other	2	—	—	2

	$25	$13	$10	$48

Three quarters ended September 30, 2004

During the three quarters ended September 30, 2004, MeadWestvaco recorded total pretax restructuring charges of $64 million, of which $43 million were non-cash, for employee separation costs, asset writedowns and other restructuring related costs. Approximately $61 million and $3 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year, the company expects restructuring charges related to the company’s productivity program to be approximately $85 million. Cash related amounts are expected to be paid throughout 2004 and 2005. In addition, charges of $15 million related to the company’s productivity program were recorded in the fourth quarter of 2003. Although these charges relate to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

In addition to the $4 million of facility closure costs taken in the third quarter noted above related to the closing of a packaging systems plant, during the second quarter of 2004 the segment recorded charges of $4 million for various other restructuring activities.

During the first three quarters of 2004, the segment had various other restructuring activities in its manufacturing operations, primarily in Europe. These actions resulted in a pretax charge of $17 million during the three quarters ended September 30, 2004, of which $6 million related to employee benefit costs covering approximately 80 employees. As of September 30, 2004, most of the employees had separated from the company. The remaining employees will separate by the end of 2004. The remaining $11 million in charges is related to asset writedowns of $8 million, which includes $5 million in connection with the loss on sale of a consumer packaging plant in Europe, and other restructuring related costs of $3 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Consumer and Office Products:

In connection with the company’s announcement to consolidate its Consumer and Office Products operations in North America and close two facilities, certain long-lived assets were determined to be impaired. Charges of $16 million were recorded to write down the affected assets to their estimated fair value. The company also recorded employee separation costs of $8 million related to approximately 580 employees associated with the two facilities. The affected employees are expected to separate from the company by the end of the fourth quarter. Additional charges of $8 million were recorded for lease termination and other closure related costs. Total charges related to this consolidation activity are expected to be approximately $40 million, and the remaining charges are expected to be incurred in the fourth quarter of 2004.

Also recorded during the three quarters ended September 30, 2004, was about $1 million related to employee separation costs covering approximately 10 employees. All of the affected employees have separated from the company.

All Other:

In addition to the $2 million of charges taken in the third quarter noted above, during the first three quarters ended September 30, 2004, the company recorded charges of $4 million related primarily to employee separation costs covering approximately 200 employees. The affected employees will separate from the company by early 2005.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Total
Packaging	$14	$8	$3	$25
Consumer and Office Products	16	9	8	33
All other	2	4	—	6

	$32	$21	$11	$64

Year ended December 31, 2003

For the quarter and three quarters ended September 30, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $6 million and $53 million, respectively. Of these amounts, $4 million and $2 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the third quarter of 2003. In the first three quarters of 2003, $35 million and $18 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs for Packaging, Paper, Consumer and Office Products, Corporate and all other of $17 million, $7 million, $1 million and $15 million, respectively. Also included in the charges were $13 million for asset writedowns and other costs for the Packaging and corporate and other segments. For the year ended December 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $68 million. Approximately $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively, and, of these, $45 million were non-cash. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Packaging:

The company streamlined its packaging operations by shutting down three packaging and converting plants resulting in total charges of $28 million in 2003. Of the 525 employees affected, all of the employees had been separated from the company as of September 30, 2004.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. As of September 30, 2004, approximately 340 of these affected employees had been separated. The remaining separations are now expected to occur by the end of the second quarter of 2005.

Paper:

As part of various restructuring activities, the Paper segment had charges of $12 million in 2003 for the separation benefits of approximately 400 employees. As of September 30, 2004, most of these employees had separated from the company. The remaining separations are expected to occur by the end of the second quarter of 2005.

Corporate and other:

During 2003 as part of various corporate restructuring activities, the company recorded charges that included $22 million of employee separation benefits. Most of these employees have separated from the company as of September 30, 2004, and the remainder are expected to separate by early 2005. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million, and the company sold two previously written-down facilities, resulting in a gain of $5 million.

Summary of all Restructuring Actions

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the first three quarters of 2004:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$8	$—	$8
Add: current charges	19	10	29
Less: reversals	1	—	1
Less: payments	14	4	18

Balance of related accruals at September 30, 2004	$12	$6	$18

Merger-Related Restructuring Activity

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$13	$3	$16
Add: current charges	2	1	3
Less: payments	11	3	14

Balance of related accruals at September 30, 2004	$4	$1	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

3. Inventories and Property, Plant and Equipment

In millions	September 30, 2004	December 31, 2003
Raw materials	$227	$227
Production materials, stores and supplies	159	150
Finished and in process goods	703	721

Total inventories	$1,089	$1,098

Property, plant and equipment is net of accumulated depreciation of $4,541 million and $4,134 million at September 30, 2004 and December 31, 2003, respectively.

4. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review of goodwill during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes intangible assets subject to amortization included in other assets:

	September 30, 2004		December 31, 2003
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization
Trademarks and trade names	$193	$29	$168	$20
Customer contracts and lists	148	38	144	25
Patents	41	15	35	11
Other – primarily licensing rights	30	6	28	5

	$412	$88	$375	$61

The company recorded amortization expense of $9 million and $7 million for the quarters ended September 30, 2004 and 2003, respectively. For the three quarters ended September 30, 2004 and 2003, amortization expense was $27 million and $21 million, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2004 and each of the succeeding five years is as follows: 2004 - $38 million; 2005 - $39 million; 2006 - $35 million; 2007 - $33 million; 2008 - $28 million; and 2009 - $28 million. As acquisitions and dispositions occur in the future, these amounts may vary.

In August of 2004, the company acquired Tilibra S.A. Produtos de Papelaria (“Tilibra”), a manufacturer of school, office and time management stationery products in Brazil. Goodwill and other intangible assets recorded as part of this acquisition were $24 million and $21 million, respectively. The purchase price allocation related to this action is preliminary and is expected to be finalized in the fourth quarter of 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

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

Postretirement Plans - MeadWestvaco provides life insurance for substantially all MeadWestvaco retirees. MeadWestvaco also provides some MeadWestvaco retirees with medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached, while other MeadWestvaco retirees receive medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Effective January 1, 2004, MeadWestvaco modified certain postretirement healthcare benefits to be provided to future retirees. The impact of this change reduced the postretirement benefit obligation by about $68 million, which is being amortized over the actuarially expected remaining life of the eligible employees, which is approximately 24 years. This change, combined with other demographic and assumption changes in the plan, is expected to result in $23 million of postretirement expense in 2004, similar to the $25 million recorded in 2003.

In December of 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals. Pursuant to the guidance provided in FASB Staff Position No.106-2, the company is not required to begin recording the impact of this legislation in the third quarter because the company believes that the impact of the legislation is not significant to the plans. In accordance with the guidance, the effects of the Act are not reflected in the postretirement benefit obligation and net periodic benefit cost detail but will be incorporated in the next measurement of plan assets and obligations at year end.

The components of net periodic benefits cost (income) for each of the periods presented are as follows:

Quarter Ended September 30

	Pension Benefits		Postretirement Benefits
In millions	2004	2003	2004	2003
Service cost - benefits earned during the period	$16	$17	$2	$2
Interest cost on projected benefit obligation	37	39	3	4
Expected return on plan assets	(73)	(77)	—	—
Amortization of prior service cost	2	3	(1)	—
Amortization of net (gain) loss	(—)	(1)	2	—

Net periodic benefit cost (income) before settlements and curtailments	$(18)	$(19)	$6	$6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Three Quarters Ended September 30

	Pension Benefits		Postretirement Benefits
In millions	2004	2003	2004	2003
Service cost - benefits earned during the period	$50	$53	$6	$6
Interest cost on projected benefit obligation	111	117	9	12
Expected return on plan assets	(223)	(231)	—	—
Amortization of prior service cost	8	9	(3)	—
Amortization of net (gain) loss	(1)	(3)	6	—

Net periodic benefit cost (income) before settlements and curtailments	$(55)	$(55)	$18	$18

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified pension plans in the foreseeable future as the plans are overfunded and not subject to any minimum regulatory funding requirements. Accordingly, no contributions have been made to these plans for the three quarters ended September 30 of 2004 and 2003. Contributions for the foreign plans are insignificant for the company.

The company expects to pay about $25 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2004. During the three quarters ended September 30, 2004, about $19 million was paid. The company presently anticipates paying the additional $6 million during the remainder of 2004.

6. Income (Loss) Per Common Share

Basic income (loss) per share for all of the periods presented has been calculated using the weighted average shares outstanding. For the quarter and three quarters ended September 30, 2004, 5.2 million options and 12.2 million options, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share. Similarly, for the quarter ended September 30, 2003, 7.1 million options were excluded from the calculation of weighted average shares. The dilutive effects of the net incremental shares issuable upon the exercise of stock options were not included in the year to date loss for the three quarters ended September 30, 2003 as their effects would have been antidilutive.

7. Segment Information

The company’s principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceutical, and healthcare markets. In addition, the Packaging segment designs and produces multipack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, board and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills. The results for the company’s equity investment in an oriented-strand board facility are included in 2003 results and the first quarter of 2004 results. This investment was sold on March 26, 2004.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

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

The principal business segments are measured on operating profits before restructuring charges, interest expense, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices. Consolidated total profit (loss) in the following table reflects income (loss) before cumulative effect of accounting change.

	Sales			Segment Profit (loss)
Third Quarter Ended September 30, 2004 In millions	Trade	Inter-segment	Total
Packaging	$1,108	$5	$1,113	$135
Paper	608	8	616	36
Consumer and Office Products	315	—	315	39
Specialty Chemicals	100	5	105	16
Corporate and other	17	9	26	(81)

Total	2,148	27	2,175	145
Intersegment eliminations	—	(27)	(27)	—

Consolidated totals	$2,148	$—	$2,148	$145

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

	Sales			Segment Profit (loss)
Third Quarter Ended September 30, 2003 In millions	Trade	Inter-segment	Total
Packaging	$1,012	$8	$1,020	$72
Paper	561	10	571	19
Consumer and Office Products	323	—	323	48
Specialty Chemicals	88	5	93	16
Corporate and other	15	12	27	(102)

Total	1,999	35	2,034	53
Intersegment eliminations	—	(35)	(35)	—

Consolidated totals	$1,999	$—	$1,999	$53

	Sales			Segment Profit (loss)
Three Quarters Ended September 30, 2004 In millions	Trade	Inter-segment	Total
Packaging	$3,226	$15	$3,241	$313
Paper	1,735	20	1,755	(21)
Consumer and Office Products	787	—	787	87
Specialty Chemicals	286	15	301	46
Corporate and other	42	25	67	(216)

Total	6,076	75	6,151	209
Intersegment eliminations	—	(75)	(75)	—

Consolidated totals	$6,076	$—	$6,076	$209

	Sales			Segment Profit (loss)
Three Quarters Ended September 30, 2003 In millions	Trade	Inter-segment	Total
Packaging	$2,985	$10	$2,995	$216
Paper	1,547	25	1,572	(39)
Consumer and Office Products	794	—	794	93
Specialty Chemicals	245	15	260	34
Corporate and other	37	39	76	(359)

Total	5,608	89	5,697	(55)
Intersegment eliminations	—	(89)	(89)	—

Consolidated totals	$5,608	$—	$5,608	$(55)

8. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the third quarter ended September 30, 2004 and 2003 was $117 million and $(10) million, respectively. Comprehensive income (loss) for the three quarters ended September 30, 2004 and 2003 was $136 million and $(15) million, respectively. The difference between net income (loss) and comprehensive income (loss) for the third quarter and three quarters ended September 30, 2004 and 2003 primarily relates to the impact of foreign currency translations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2004, MeadWestvaco has recorded liabilities of approximately $32 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $30 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2004, the company has litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

10. Gains on Sales of Forestland

The company recorded pretax gains on the sales of forestland of $71 million and $30 million in the quarters ended September 30, 2004 and 2003, respectively. For the three quarters ended September 30, 2004 and 2003, the company recorded pretax gains on the sales of forestland of $161 million and $70 million, respectively. These amounts are included in other income and in Corporate and other for segment reporting.

11. Shareholders’ Equity

Pursuant to the 1987 Restricted Stock Plan, as of September 30, 2004, the company issued 245,500 shares of restricted common stock to certain key executives. These shares have been accounted for under the guidance of APB No. 25, Accounting for Stock Issued to Employees. The total compensation expense is being recorded ratably over the shares’ three-year vesting period. Under this plan, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the company within the three-year vesting period.

12. Investees

At December 31, 2003, the company’s investment in the Northwood Panelboard Company was deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X, and its financial statements and related notes were included under Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2003. During the quarter ended March 31, 2004, the company sold its investment in the Northwood Panelboard Company for proceeds of approximately $30 million. The company’s share in the investee earnings, combined with the effect of the sale, resulted in $1 million of earnings before taxes. The Northwood Panelboard assets were written up to fair value at the time of the MeadWestvaco merger. Selected financial information for Northwood Panelboard Company through the first quarter of 2004 is included below.

	Third Quarter Ended September 30 2003	Three Quarters Ended September 30
In millions		2004	2003
Net sales	$28	$17	$59
Gross profit	15	8	24
Net income	15	8	24

13. Acquisition Activity

In April of 2004, MeadWestvaco acquired Aries Packaging, a machinery systems company in Troyes, France, which will support the company’s dairy packaging systems business in Europe and also represent a platform for growth in other markets. Goodwill and other intangible assets recorded as part of this acquisition were $11 million and $5 million, respectively. This purchase price allocation is preliminary and will be finalized in the fourth quarter of 2004.

In August of 2004, MeadWestvaco acquired Tilibra, a manufacturer of school, office and time management stationery products in Bauru, São Paulo state, Brazil, which will help the company extend its consumer and office products franchise in Latin America’s largest market, while creating an ideal platform for expansion elsewhere in the region. Goodwill and other intangible assets recorded as part of this acquisition were $24 million and $21 million, respectively. This purchase price allocation is preliminary and is expected to be finalized in the fourth quarter of 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Additionally, the company acquired another small business, included in the Consumer and Office Products segment, in September of 2004. Other intangible assets recorded as part of this acquisition were $7 million.

These acquisitions will not have a significant effect on the financial condition, liquidity or results of operations of the company in 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the third quarter ended September 30, 2004, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $105 million, or $0.52 per share. The net income for the quarter included pretax gains of $71 million (after-tax, $44 million), or $0.22 per share, on the sale of approximately 89,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $48 million (after-tax, $32 million), or $0.16 per share. Charges and gains for these items are included in Corporate and other for segment reporting purposes. Comparable amounts for prior periods are noted later in this discussion. For the three quarters ended September 30, 2004, the company reported net income of $151 million, or $0.75 per share. The earnings for the three quarters ended September 30, 2004 included pretax gains of $161 million (after-tax, $100 million), or $0.50 per share, on the sale of approximately 133,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $64 million (after-tax, $43 million), or $0.22 per share.

The company benefited from improved performance in many of its businesses driven by stronger market demand, which led to higher shipments and higher price realization during the quarter. Additionally, the improvement in earnings was driven in large part by productivity initiatives, including more efficient mill operating performance, continued growth in the paper and packaging converting businesses, and actions taken to reduce operating costs and improve product mix. The Paper business operated more efficiently than in the prior year and experienced both increased demand and market share resulting in higher shipment levels, from both production and inventory, for coated paper. These factors more than offset the effects of higher costs in the quarter for wood, energy, freight and petroleum-based raw materials. The Packaging segment operating profit improved in the quarter compared to the third quarter of 2003. This improvement was driven by stronger shipments, higher selling prices and better product mix for most grades of paperboard, as well as more efficient mill performance. The company’s converting operations also achieved stronger results, especially in the company’s consumer packaging businesses, which had strong growth year-over-year in media and entertainment markets and personal care markets. In the packaging systems business, results benefited from improved productivity, the favorable impact of foreign currency rates, and the contribution of the segment’s recent packaging acquisition in France. In the Consumer and Office Products segment, results were positively impacted by school and office and time-management products acquisitions during the current and prior year, which partially offset the decline in both sales and earnings due to the continuing challenge of global competitive pressures from lower-priced imports and higher costs for paper and distribution. In the Specialty Chemical segment, operating profit was unchanged from the prior year, as sales growth was offset during the quarter by higher costs. Although the overall company results improved in the quarter, results were offset in part by higher energy, wood and freight costs compared to the third quarter last year. These costs for each segment are noted in discussions about those operations.

The company continues to make progress on its two-year productivity initiative that it commenced in the fourth quarter of 2003, focusing on working capital reduction and earnings improvement. One of the initiatives is to reduce working capital as a percent of sales, generating the equivalent of $250 million of cash flow from inventory, accounts receivable and accounts payable by the end of 2005. The company also expects to improve pretax earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. During the quarter, the company made positive strides toward attaining both goals of this initiative by lowering net operating working capital as a percentage of sales by 2.6%, freeing up the equivalent of approximately $190 million in working capital compared to the third quarter of 2003, and improving pretax earnings by $40 million compared to the third quarter of 2003. Since the beginning of 2004, the company has generated approximately $150 million in

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

pretax earnings improvement through the consolidation of various operations, cost reduction, and improved volume and mix in many of its businesses. Cash flow from operations increased $421 million over last year, allowing the company to reduce debt and fund its operations and dividend payments internally. This improvement was a result of both increased earnings and disciplined working capital management including inventories, accounts receivable and accounts payable. These earnings productivity improvements are net of cost inflation and before interest and income taxes and exclude the effects of acquisitions and divestitures. Any price increases or decreases in mill-based paper and paperboard businesses are excluded from the productivity measure. In connection with these initiatives, the company also incurred approximately $64 million in restructuring charges in the first three quarters of 2004.

Some of the productivity actions taken in the third quarter and first three quarters included the announced closing of two Consumer and Office Products manufacturing facilities, the consolidation of the forestry operations, the announced closing of a packaging systems plant, the integration of the former Day Runner organization, the continued focus on reducing inventories and the implementation of a change in the company’s accounts payable policy. These and other actions resulted in the elimination of approximately 700 positions across the company in the first three quarters of 2004.

RESULTS OF OPERATIONS

Presented below are results for the third quarter and three quarters ended September 30, 2004 and 2003 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

	Third quarter ended September 30		Three quarters ended September 30
In millions	2004	2003	2004	2003
Sales	$2,148	$1,999	$6,076	$5,608
Cost of sales	1,791	1,684	5,190	4,855
Selling, general and administrative expense	219	210	642	649
Interest expense	69	71	206	221
Other income, net	(76)	(19)	(171)	(62)

	145	53	209	(55)
Income tax provision (benefit)	40	26	58	(3)
Cumulative effect of accounting change	—	—	—	(4)

Net income (loss)	$105	$27	$151	$(56)

Sales for the quarter ended September 30, 2004, were $2.1 billion compared to sales of $2.0 billion for the quarter ended September 30, 2003. Sales for the three quarters ended September 30, 2004 were $6.1 billion compared to sales of $5.6 billion for the prior year. Increased sales were the result of improved demand in many of the businesses in the third quarter and three quarters ended September 30, 2004 compared to last year. Shipments and pricing were up in most paper and paperboard grades sold by the mill-based businesses, and the current year acquisitions had a positive impact on sales of about $20 million year to date. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended September 30, 2004 was $1.8 billion compared to $1.7 billion for the same quarter last year. Cost of sales for the three quarters ended September 30, 2004 was $5.2 billion compared to cost of sales of $4.9 billion for the prior year. Although cost of sales increased in both the third quarter and three

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

quarters ended September 30, 2004 compared to 2003, the company’s gross margin improved in the quarter and three quarters ended September 30, 2004 by about 1 point due to more efficient mill operating performance and actions taken to reduce costs and enhance volume and mix. After considering restructuring charges, the improvement was 3 points for the quarter and 2 points year to date.

Restructuring charges in the third quarter of 2004 that were included in cost of sales were $47 million versus restructuring charges of $4 million for the same period last year. Restructuring charges of $61 million were included in cost of sales in the first three quarters of 2004, compared to restructuring charges of $35 million in the first three quarters of 2003.

Due to order backlogs and strong customer demand, the coated board business rescheduled most of its third quarter maintenance for that business to the seasonally slower fourth quarter. Thus, maintenance costs for that business were approximately $7 million lower in the current third quarter compared to the same period last year. In the Paper segment, seasonal maintenance costs were approximately $3 million lower in the third quarter of 2004 compared to the same quarter last year. For the first three quarters of 2004 compared to 2003, maintenance charges for that segment were about $25 million lower. During the third quarter of 2004, the company did not take market-related downtime compared to 35,000 tons taken in the third quarter of 2003, resulting in charges of approximately $10 million. For the first three quarters of 2004, the company took 54,000 tons of market-related downtime primarily in the coated paper and bleached paperboard businesses, which had a negative impact of approximately $14 million. In the same period last year, the company took market-related downtime in the specialty and coated paper and bleached paperboard businesses of 49,000 tons, resulting in charges of approximately $18 million. Maintenance costs and the effects of market-related downtime are reflected in cost of goods sold.

Selling, general and administrative expenses were $219 million in the third quarter of 2004, higher than the $210 million reported in the third quarter of 2003. Selling, general and administrative expenses were $642 million in the first three quarters of 2004, lower than the $649 million reported in the first three quarters of 2003. There was $1 million of restructuring charges recorded in selling, general and administrative expenses in the third quarter of 2004. Restructuring related charges in the first three quarters of 2004 were $3 million compared to restructuring charges of $18 million in 2003. As a percentage of sales, selling, general and administrative expenses decreased for the third quarter and first three quarters ended September 30, 2004, due to continued focus on reduced spending throughout the company and various restructuring activities over the last several years. For the first three quarters of 2004 compared to the same period in 2003, selling, general and administrative expenses included in the segment results were lower as a percentage of sales for all of the segments except the Consumer and Office Products segment, which had increased costs partly related to its recent Brazilian acquisition.

Pension income before settlements and curtailments was $18 million and $19 million for the third quarter of 2004 and 2003, respectively, and $55 million year to date for both the current and prior year. Pension income is reported in Corporate and other for segment reporting.

Interest expense of $69 million in the third quarter of 2004 decreased from $71 million reported in the third quarter of 2003 primarily due to actions taken last year to pay down higher coupon debt. Similarly, interest expense of $206 million in the first three quarters of 2004 decreased from $221 million reported in the same period in 2003 primarily due to the same actions.

Other income, net was $76 million in the third quarter of 2004 compared to $19 million in the third quarter of 2003. Higher other income in the current quarter is primarily related to higher gains on the sales of forestland compared to prior year. Gains on the sales of forestland were $71 million before taxes in the third quarter of 2004 compared to gains of $30 million before taxes in the third quarter of 2003. Other income, net was $171 million in the first three

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

quarters of 2004 compared to $62 million for the same period in 2003. Higher other income in the first three quarters of 2004 versus 2003 is also primarily related to higher gains on the sales of forestland which were $161 million and $70 million, respectively. Also included in the quarter and three quarters ended September 30, 2003 was income of $8 million and $12 million, respectively, from the company’s Northwood Panelboard investment. This investment was sold early in 2004.

For the quarter and three quarters ended September 30, 2004, the effective tax rate was approximately 28%, in line with the company’s full year expectation. The tax rate reflects revised estimates of deductions related to qualified foreign sales income and changes in expected income levels, primarily in the company’s domestic operations.

For the three quarters ended September 30, 2003, the effective tax rate was 5%. During the third quarter of 2003, the company adjusted its tax provision to better reflect its estimate of a lower effective tax rate for the year due to changes in expected income levels primarily in its domestic operations. The year-to-date tax rate was adjusted from 27% to 5% resulting in increased tax provision expense for the third quarter by $12 million as the company had recorded a tax benefit using a higher effective tax rate in the first half of 2003.

During the third quarter of 2003, the company retired a portion of its debt and incurred pre-tax charges of approximately $18 million. There were no debt retirement costs in the current year. For the first three quarters of 2003, the company incurred $26 million related to the early retirement of debt.

Included in the year to date 2003 net loss was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003, related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other.

Packaging Segment

	Third quarter ended September 30		Three quarters ended September 30
In millions	2004	2003	2004	2003
Sales	$1,113	$1,020	$3,241	$2,995
Segment profit[1]	135	72	313	216

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceutical, and healthcare markets. In addition, the Packaging segment designs and produces multipack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, board and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

Sales in the Packaging segment increased to $1.1 billion in the third quarter of 2004 compared to sales of $1.0 billion in the third quarter last year. The improvement was driven by higher shipments and higher average selling prices in all grades, including bleached paperboard where shipments were at record levels, up 13% from the prior year and slightly higher than the prior quarter. The business realized price increases of about $20 per ton and $13 per ton for bleached board in the quarter compared to prior year and prior quarter, respectively. Demand for coated natural kraft

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

paperboard was also very strong, as shipments were up 7% from last year’s third quarter, resulting in the delay of the annual scheduled maintenance outage for that business to the fourth quarter. The segment also had continued sales growth of print and plastic packaging for the media industry, and sales of cosmetic and tobacco packaging in Europe were also higher than the prior year. In the segment’s beverage packaging systems business, worldwide sales increased over the third quarter last year with increased sales volume in Asia and Latin America, slightly weaker sales than the prior year in North America and Europe and favorable foreign currency exchange rates. The company’s Brazilian packaging operation, Rigesa, Ltda., experienced an increase in earnings based on higher shipment levels and improved product mix, partially offset by higher costs.

Operating profit for the third quarter of 2004 increased to $135 million compared to prior year operating profit of $72 million, nearly a 90% increase. The profit improvements reflected higher production and shipment levels at the paperboard mills, improved mill operating performance, particularly at the Covington and Charleston mills, and profitable growth in consumer packaging. The consumer packaging business results were positively impacted by improved mix of special packaging for media and cosmetics products and efficiencies from facilities consolidations in the converting businesses. In the packaging systems business, results improved due to converting productivity, favorable foreign currency rates, and contribution from the French packaging acquisition. Year-over-year for the quarter, increased costs for energy, wood and freight adversely affected segment earnings by approximately $18 million. Earnings benefited by $30 million from price, mix and volume increases, $43 million from other operating cost decreases, $5 million from favorable currency exchange rates and $3 million from less market related downtime compared to the prior year.

For the first three quarters of 2004, sales for this segment increased to $3.2 billion from $3.0 billion in the same period of 2003, as demand strengthened in the company’s converting operations and shipments were higher in most paperboard grades compared to the prior year. Results for the Packaging segment for the three quarters ended September 30, 2004 were $313 million compared to $216 million in the prior year. These increased results were driven by higher sales volumes and better operating performance for most of the businesses.

Paper Segment

	Third quarter ended September 30		Three quarters ended September 30
In millions	2004	2003	2004	2003
Sales	$616	$571	$1,755	$1,572
Segment profit (loss)[1]	36	19	(21)	(39)

[1]	Segment profit (loss) is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills.

Sales in the Paper segment increased to $616 million in the third quarter of 2004 compared to sales of $571 million in the third quarter last year. The improvement was driven by record coated paper shipments reflecting increased demand and gain in market share and the initial impact of higher selling prices following the announced price increases made over the last several months. Coated paper prices averaged about $40 per ton higher than the second quarter and about $30 per ton higher than the third quarter last year. Strong markets and improved market share helped to reduce existing finished goods inventory tons nearly 35% since the beginning of 2004, such that sales volume in the future will come primarily from current production.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The third quarter operating profit for the segment of $36 million significantly improved from the earnings of $19 million for the same period last year because of continued productivity improvements including improved mill operating performance, higher shipments and higher selling prices. The business operated at full capacity during the quarter, with coated paper shipments up 7% from the prior quarter and prior year. Year to date coated paper shipments have increased 17% over the same period last year while industry shipments are up only 9%. In carbonless paper, shipments were slightly ahead of levels of the prior quarter and prior year.

Although the paper results were much better than a year ago, segment results for the third quarter of 2004 continued to be negatively affected by higher costs for energy, wood and freight. Compared to the same quarter last year, higher costs for these items adversely affected earnings by approximately $10 million. Earnings benefited by $21 million from volume and price increases, $8 million for cost decreases and $6 million because of decreases in market downtime. Additionally, in the prior year’s third quarter, earnings from the Northwood Panelboard investment, which were historically recorded in this segment’s results, were $8 million.

For the three quarters ended September 30, 2004, sales for this segment increased to $1.8 billion from $1.6 billion in the same period last year. The improvement over prior year three quarters was driven by higher coated paper shipments and improved pricing later in the year. Results for the Paper segment for the three quarters ended September 30, 2004 were a loss of $21 million compared to a loss of $39 million in the prior year. Although overall prices were lower in the first half of 2004 than in the prior year, increased volume, improved mill operating performance and higher third quarter pricing more than offset higher costs for energy, wood, freight and certain raw materials. In addition, 2003 included the positive contribution from the Northwood Panelboard investment of $12 million, compared to $1 million in 2004. This investment was divested early in 2004.

Consumer and Office Products Segment

	Third quarter ended September 30		Three quarters ended September 30
In millions	2004	2003	2004	2003
Sales	$315	$323	$787	$794
Segment profit[1]	39	48	87	93

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

Sales revenue in the third quarter grew seasonally from the prior quarter but declined 3% from the same quarter of 2003. Segment operating profit also declined from the same quarter last year. The decline in both sales and earnings from the prior year reflects lower sales volume for retail markets in general during the back-to-school selling season and the continuing challenge of global competitive pressures from lower-priced imports, especially in the commodity-based paper products, where the business gave up some market share. Segment operating profit was also negatively impacted by higher costs for raw materials, primarily uncoated paper, which because of contract timing, the business could not pass on to customers in the current year. These declines were partially offset by the contributions from school and office and time-management products acquisitions during the current and prior year. These acquisitions are also expected to contribute to this segment’s fourth quarter results. Sales related to the recent acquisition were $11 million for the quarter.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Productivity improvement initiatives are currently underway, including the consolidation of two converting facilities in North America. Management expects these on-going efforts to further reduce costs and enhance distribution and services to customers.

Year-over-year for the third quarter, higher costs and challenges in product mix adversely affected earnings by $16 million, while earnings benefited by $7 million from sales price and volume increases.

For the three quarters ended September 30, 2004 and 2003, sales for this segment were $787 million and $794 million, respectively. Profits for the Consumer and Office Products segment for the three quarters ended September 30, 2004 were $87 million compared to $93 million in the prior year. This decline in revenues and profits for the nine month period compared to the prior year is the result of similar issues as discussed above.

Specialty Chemicals Segment

	Third quarter ended September 30		Three quarters ended September 30
In millions	2004	2003	2004	2003
Sales	$105	$93	$301	$260
Segment profit[1]	16	16	46	34

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes products at four domestic locations. Major product groups are: activated carbon products, printing ink resins and lignin-based surfactants, and tall oil fatty acid, rosin and derivative products.

Segment sales were slightly less than the seasonally stronger second quarter of 2004 and increased 13% over the prior year third quarter. This increase reflects continued growth in activated carbon products for automotive emission controls and from strengthening demand for chemicals used in asphalt paving and in industrial markets for the paperboard and synthetic rubber industries. Segment operating profit of $16 million was unchanged from the prior year, as sales growth was offset during the quarter by higher selling costs, as well as higher costs for raw materials, energy and freight.

Year-over-year for the third quarter, energy and freight cost increases of $3 million and higher selling costs of $3 million adversely affected earnings, while earnings benefited by $4 million from sales price, mix and volume increases and $2 million from operating cost decreases.

For the three quarters ended September 30, 2004, sales for this segment increased to $301 million from $260 million, as demand strengthened for most of this segment’s products. Results for the Specialty Chemical segment for the three quarters ended September 30, 2004 were $46 million compared to $34 million in the prior year. These increased results were driven by higher sales volumes, pricing, improved product mix and focused cost reduction.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and other

	Third quarter ended September 30		Three quarters ended September 30
In millions	2004	2003	2004	2003
Sales	$26	$27	$67	$76
(Loss) [1]	(81)	(102)	(216)	(359)

[1]	(Loss) includes asset writedowns, restructuring charges, net pension income, interest expense and gains on asset sales.

Corporate and other includes the company’s forestry operations and corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

For the third quarter of 2004, results for Corporate and other improved from a prior year loss of $102 million to a loss of $81 million for a number of reasons, most of which have been mentioned earlier in this discussion. Those items include the reduction of interest expense by $2 million, no debt retirement costs compared to $18 million incurred last year, forestland sales gains that were higher than the prior year by $41 million and other miscellaneous costs that were lower by $3 million. The effects of these items were partially offset by restructuring costs that were higher by $43 million.

For the three quarters ended September 30, 2004, results for Corporate and other improved from a loss of $359 million to a loss of $216 million. These improved results were driven by lowering interest expense by $15 million, forestland sales gains that were higher in 2004 by $92 million, and no debt retirement cost in the three quarters ended September 30, 2004 compared to the prior year charges of $26 million, a reduction in costs in corporate departments’ expense of $18 million and a net reduction of multiple smaller miscellaneous items of $6 million. The effects of these items were partially offset by restructuring charges that were higher by $14 million.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, cash generated from operations and proceeds from the sales of nonstrategic assets provided the major sources of funds for the company and are expected to continue to be the significant source of funds for the remainder of 2004. While short-term borrowings are typically used in the first three quarters to finance the seasonal inventory build of the packaging systems and consumer and office products businesses, this year the company had sufficient cash to internally fund these seasonal working capital needs for two consecutive quarters. The company had approximately $29 million of short-term borrowings related to its foreign operations outstanding at September 30, 2004, compared to $567 million of short-term borrowings related to its domestic operations outstanding at September 30, 2003. Cash and cash equivalents totaled $524 million at September 30, 2004, compared to $225 million at December 31, 2003, and $177 million at September 30, 2003. The company’s cash balances were higher at September 30, 2004, compared to 2003 because of increased earnings and management of working capital, including inventory, accounts receivable and accounts payable.

Operating Activities

The company generated $584 million of cash from operating activities in the three quarters ended September 30, 2004 compared to cash provided by operating activities of $163 million for the three quarters ended September 30,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2003. Operating cash flows were positively affected by increased earnings experienced in the first three quarters of 2004 and more disciplined management of working capital including inventory, accounts receivable and accounts payable which generated cash of $42 million in the current year compared to a use of cash of $235 million in 2003.

The company uses certain non-GAAP working capital measures as an additional benchmark to view progress in its productivity initiative and to drive employee behavior in areas under their direct control such as accounts receivable, inventory and accounts payable. Management believes that net operating working capital (“NOWC”) as a percent of sales is a supplemental measure of the company’s productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. This measure also takes into account increases or decreases in sales, as increasing sales can contribute to higher working capital necessary to support these increased sales levels. On a cumulative basis, NOWC as a percentage of sales decreased by 2.5%, or $190 million, from the fourth quarter of 2003, evidencing the better management of the company’s working capital items. The reconciliation of NOWC to working capital is included in this section of Management’s Discussion and Analysis entitled “Non-GAAP Financial Measures.”

Investing Activities

The company used $78 million of cash in investing activities in the first three quarters of 2004 compared to cash used in investing activities of $160 million for the three quarters ended September 30, 2003. Capital spending totaled $245 million for the three quarters ended September 30, 2004, compared to $258 million for the same period last year. For 2004, the company expects capital spending to be approximately $400 million, the same level as 2003. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis.

During the third quarter, the company acquired Tilibra S.A. Produtos de Papelaria, a manufacturer of school, office and time management stationery products in Brazil, and a smaller business that will also be part of Consumer and Office Products.

During the three quarters ended September 30, 2004, the company completed the sale of approximately 133,000 acres of nonstrategic forestland generating proceeds of $216 million. In the three quarters ended September 30, 2003, the company sold 71,000 acres of nonstrategic forestland generating proceeds of $98 million. For the year ended December 31, 2003, the company generated $281 million of proceeds from the sale of 742,000 acres of nonstrategic forestland. Management continues to explore opportunities to generate cash proceeds from the sale of forestland, and expects total proceeds for 2004 to be between $220 million to $250 million, although the precise timing is inherently uncertain. The company currently owns and manages approximately 2.2 million acres of forestland, with approximately 300,000 acres remaining in its divestiture program. Combined with other asset sales, including the sale of the company’s interest in the Northwood Panelboard investment early in 2004 which generated proceeds of approximately $30 million, the company generated total proceeds of $267 million in the three quarters ended September 30, 2004 compared to $133 million generated in last year’s three quarters ended September 30.

Financing Activities

The company used $209 million of cash in financing activities in the three quarters ended September 30, 2004 compared to cash used in financing activities of $201 million for the three quarters ended September 30, 2003. The company has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2004. None of the combined $1 billion of credit facilities was utilized at September 30, 2004. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain a financial covenant limiting

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

the percentage of total debt to total capitalization (including deferred taxes), as well as certain other covenants with which the company is in compliance. The company is currently negotiating a new $1 billion bank credit agreement to replace its existing facilities.

In November 2004, the company will exercise an option to redeem at par $125 million of floating rate notes due to mature in 2005. The debt will be repaid with cash on hand.

The percentage of debt-to-total capital (which excludes deferred taxes) for MeadWestvaco was 46.4% at September 30, 2004 and 47.1% at December 31, 2003. At September 30, 2004, the company had $303 million of notes payable and current maturities of long-term debt compared to $269 million at December 31, 2003.

During the first three quarters of 2004 and 2003, the company paid $139 million and $138 million, respectively, in dividends to its shareholders.

Non-GAAP Financial Measures

For the company’s internal working capital measurement, NOWC is defined as accounts receivable plus inventory less accounts payable. Management measures the change in NOWC as a percentage of sales, with 2003 sales levels as its base. The calculation of sales included in the denominator of the percentage of sales calculation is equal to annualized quarterly sales (representing current quarter sales multiplied by four) for the quarter being measured. Annualized sales is not indicative of forecast annual sales for the year. NOWC accounts are measured as the average of the beginning and ending quarterly balances, a two-point average, to accommodate seasonality.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC follows:

Dollars in millions	March 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	March 31 2004	June 30 2004	Sept. 30 2004
Cash and cash equivalents	$96	$141	$177	$225	$271	$313	$524
Accounts receivable (A)	836	980	996	943	884	1,038	1,044
Inventories (B)	1,124	1,196	1,134	1,098	1,143	1,105	1,089
Other current assets	180	163	161	160	173	171	200

Current assets (D)	2,236	2,480	2,468	2,426	2,471	2,627	2,857

Accounts payable (C)	378	408	358	380	385	434	478
Accrued expenses	865	957	884	867	840	932	925
Notes payable and current maturities of long-term debt	324	675	632	269	281	281	303

Current liabilities (E)	1,567	2,040	1,874	1,516	1,506	1,647	1,706

GAAP Working Capital (D-E)	$669	$440	$594	$910	$965	$980	$1,151
Net Operating Working Capital (A+B-C)	1,582	1,768	1,772	1,661	1,642	1,709	1,655

Sales (as reported)	$1,694	$1,915	$1,999	$1,945	$1,833	$2,095	$2,148

Annualized Sales (F)	6,776	7,660	7,996	7,780	7,332	8,380	8,591

NOWC as a percentage of sales (average of two periods NOWC divided by Annualized Sales) *		21.9%	22.1%	22.1%	22.5%	20.0%	19.6%

Year over year change in NOWC as a percentage of sales (G) *							(2.6)%

Change in NOWC at 2003 sales levels (G multiplied by F at September 30, 2003)*							$(204)

Cumulative change in NOWC as a percentage of sales (September 30, 2004 less December 31, 2003) (H) *							(2.5)%

Cumulative change in NOWC at 2003 sales levels (H multiplied by F at December 31, 2003)*							$(193)

*	Amounts may be affected by rounding

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign environmental operations of the company. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, the company estimates that it will incur approximately $40 million in environmental capital expenditures in 2004 and approximately $73 million in 2005. Approximately $35 million was spent on environmental capital projects in 2003.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

A portion of the company’s anticipated future environmental capital expenditures concern compliance with regulations promulgated under the Clean Air Act and Clean Water Act (the “Cluster Rules”) designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills no later than 2006. The company has taken major steps to comply with the Cluster Rules and expects to incur capital expenditures beyond the expenditures stated above by approximately $2 million to comply with the Cluster Rules in 2006.

In addition, a portion of the company’s anticipated future environmental capital expenditures concerns compliance with regulations recently promulgated under the Clean Air Act, commonly referred to as the “Industrial Boiler MACT Rules.” These rules are designed to reduce or limit emissions of various hazardous air pollutants associated with the operation of non-utility, industrial boilers. The rules apply to industrial, commercial and institutional boilers and process heaters in use at many U.S. industries and facilities, including pulp and paper mills, and require existing facilities to be in compliance by September 13, 2007. The company has taken steps already to comply with the Industrial Boiler MACT Rules and expects to incur capital expenditures beyond the expenditures stated above by approximately $40 million to comply with the Industrial Boiler MACT Rules.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2004, MeadWestvaco has recorded liabilities of approximately $32 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $30 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2004, the company has litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Outlook

In the fourth quarter, markets are expected to remain firm with continued price realization in coated paper and paperboard; however, overall earnings in the fourth quarter are expected to be affected by seasonally weaker periods in the paper and packaging businesses, higher costs for scheduled maintenance than in the third quarter and higher costs for energy and some raw materials. Additionally, coated paper sales volume in the future will come primarily from current production. The company’s investment in Northwood Panelboard, which was included in the Paper segment results and was sold in the first quarter of 2004, contributed approximately $10 million in earnings in the fourth quarter last year, which will not repeat this year.

As a result of the company’s focused acquisitions in the Consumer and Office Products segment, and the seasonal nature of the time-management business, the company expects to see a shift in the concentration of earnings more to the fourth quarter. The consumer packaging business, which had a strong three quarters because of strong sales growth in media and entertainment packaging, expects additional seasonal growth in the fourth quarter. The beverage packaging business and the Specialty Chemicals segment are both expected to have seasonally slower volume in the fourth quarter.

The company expects to have maintenance downtime in the fourth quarter similar to third quarter levels, with the exception of the Paper segment where maintenance downtime will be higher due in part to capital projects at two of its mills. Additionally, due to order backlogs and strong customer demand, the coated board business rescheduled most of its third quarter maintenance for that business to the seasonally slower fourth quarter in 2004. The increased charge for both of the businesses is expected to be about $15 million.

The company currently owns and manages approximately 2.2 million acres of forestland, with approximately 300,000 acres remaining in its divestiture program. For the full year in 2004, the sales of forestland are expected to result in proceeds of approximately $220 million to $250 million.

As a result of the previously announced productivity initiative, the company expects to record additional restructuring and other productivity initiative related charges in the fourth quarter of about $20 million. Total charges are expected to be about $85 million for 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OTHER ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Quarter ended September 30, 2004

During the quarter ended September 30, 2004, MeadWestvaco recorded total pretax charges of $48 million for asset writedowns, employee separation costs and other restructuring related costs. Approximately $47 million and $1 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively, and, of these, $34 million were non-cash. Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

Total charges for asset writedowns, employee separation costs and other restructuring related costs for the previously announced action to close a packaging systems plant are expected to be approximately $9 million. As of the end of the third quarter, total charges incurred for this action were $8 million and the remaining charges of $1 million are expected to be incurred in the fourth quarter of 2004. During the third quarter, the company recorded facility closure costs of $4 million in connection with this action. The charges included employee separation costs of $2 million related to approximately 140 employees. These employees are expected to separate from the company by the end of the fourth quarter. The remaining $2 million was related to asset writedowns and other closure related costs.

Additionally, the company recorded charges of $10 million for asset writedowns, employee separation costs and other restructuring related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $3 million for employee separation costs affecting approximately 40 employees in various facilities, $5 million in connection with the loss on sale of a consumer packaging plant in Europe, which is included in asset writedowns, and $2 million for other restructuring related costs. The affected employees are expected to separate from the company by the end of 2004.

Consumer and Office Products:

In connection with the company’s announcement to consolidate its Consumer and Office Products operations in North America and close two facilities, certain long-lived assets were determined to be impaired. Charges of $16 million were recorded to write down the affected assets to their estimated fair value. The company also recorded employee separation costs of $8 million related to approximately 580 employees associated with the two facilities. The affected employees are expected to separate from the company by the end of the fourth quarter. Additional charges of $8 million were recorded for lease termination and other closure related costs. Total charges related to this consolidation activity are expected to be approximately $40 million, and the remaining charges are expected to be incurred in the fourth quarter of 2004.

All Other:

During the quarter, a corporate asset was written down to its estimated fair value, resulting in a charge of $2 million.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Total
Packaging	$7	$5	$2	$14
Consumer and Office Products	16	8	8	32
All other	2	—	—	2

	$25	$13	$10	$48

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three quarters ended September 30, 2004

During the three quarters ended September 30, 2004, MeadWestvaco recorded total pretax restructuring charges of $64 million, of which $43 million were non-cash, for employee separation costs, asset writedowns and other restructuring related costs. Approximately $61 million and $3 million of the charges were recorded within cost of sales and selling, general and administrative expenses, respectively. For the full year, the company expects restructuring charges related to the company’s productivity program to be approximately $85 million. Cash related amounts are expected to be paid throughout 2004 and 2005. In addition, charges of $15 million related to the company’s productivity program were recorded in the fourth quarter of 2003. Although these charges relate to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

In addition to the $4 million of facility closure costs taken in the third quarter noted above related to the closing of a packaging systems plant, during the second quarter of 2004 the segment recorded charges of $4 million for various other restructuring activities.

During the first three quarters of 2004, the segment had various other restructuring activities in its manufacturing operations, primarily in Europe. These actions resulted in a pretax charge of $17 million during the three quarters ended September 30, 2004, of which $6 million related to employee benefit costs covering approximately 80 employees. As of September 30, 2004, most of the employees had separated from the company. The remaining employees will separate by the end of 2004. The remaining $11 million in charges is related to asset writedowns of $8 million, which includes $5 million in connection with the loss on sale of a consumer packaging plant in Europe, and other restructuring related costs of $3 million.

Consumer and Office Products:

In connection with the company’s announcement to consolidate its Consumer and Office Products operations in North America and close two facilities, certain long-lived assets were determined to be impaired. Charges of $16 million were recorded to write down the affected assets to their estimated fair value. The company also recorded employee separation costs of $8 million related to approximately 580 employees associated with the two facilities. The affected employees are expected to separate from the company by the end of the fourth quarter. Additional charges of $8 million were recorded for lease termination and other closure related costs. Total charges related to this consolidation activity are expected to be approximately $40 million, and the remaining charges are expected to be incurred in the fourth quarter of 2004.

Also recorded during the three quarters ended September 30, 2004, was about $1 million related to employee separation costs covering approximately 10 employees. All of the affected employees have separated from the company.

All Other:

In addition to the $2 million of charges taken in the third quarter noted above, during the first three quarters ended September 30, 2004, the company recorded charges of $4 million related primarily to employee separation costs covering approximately 200 employees. The affected employees will separate from the company by early 2005.

The following table and discussion presents additional detail of the charges by business segment:

In millions	Asset writedowns	Employee costs	Other costs	Total
Packaging	$14	$8	$3	$25
Consumer and Office Products	16	9	8	33
All other	2	4	—	6

	$32	$21	$11	$64

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Year ended December 31, 2003

For the quarter and three quarters ended September 30, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $6 million and $53 million, respectively. Of these amounts, $4 million and $2 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the third quarter of 2003. In the first three quarters of 2003, $35 million and $18 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs for Packaging, Paper, Consumer and Office Products, Corporate and all other of $17 million, $7 million, $1 million and $15 million, respectively. Also included in the charges were $13 million for asset writedowns and other costs for the Packaging and corporate and other segments. For the year ended December 31, 2003, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $68 million. Approximately $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively, and, of these, $45 million were non-cash. Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

Packaging:

The company streamlined its packaging operations by shutting down three packaging and converting plants resulting in total charges of $28 million in 2003. Of the 525 employees affected, all of the employees had been separated from the company as of September 30, 2004.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. As of September 30, 2004, approximately 340 of these affected employees had been separated. The remaining separations are now expected to occur by the end of the second quarter of 2005.

Paper:

As part of various restructuring activities, the Paper segment had charges of $12 million in 2003 for the separation benefits of approximately 400 employees. As of September 30, 2004, most of these employees had separated from the company. The remaining separations are expected to occur by the end of the second quarter of 2005.

Corporate and other:

During 2003 as part of various corporate restructuring activities, the company recorded charges that included $22 million of employee separation benefits. Most of these employees have separated from the company as of September 30, 2004, and the remainder are expected to separate by early 2005. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million, and the company sold two previously written-down facilities, resulting in a gain of $5 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of all Restructuring Actions

The activity in the accrued restructuring balances relating to all of the plans described above was as follows for the first three quarters of 2004:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$8	$—	$8
Add: current charges	19	10	29
Less: reversals	1	—	1
Less: payments	14	4	18

Balance of related accruals at September 30, 2004	$12	$6	$18

Merger-Related Restructuring Activity

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2003	$13	$3	$16
Add: current charges	2	1	3
Less: payments	11	3	14

Balance of related accruals at September 30, 2004	$4	$1	$5

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In the third quarter and three quarters ended September 30, 2004, the company recorded pension income before settlements and curtailments of approximately $18 million and $55 million, respectively, before taxes and expects to record $73 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5%, and a discount rate of 6.0% compared to 6.5% for MeadWestvaco in 2003. If the percentage for the expected rate of return on plan assets were to change by 0.5%, annual pension income would change by approximately $17 million. Similarly, if the discount rate were to change by 0.5%, annual pension income would change by approximately $6 million.

At September 30, 2004, the asset value of each qualified plan exceeded each plan’s accumulated benefit obligation and the aggregate value of pension fund assets was approximately $3.2 billion at both December 31, 2003 and September 30, 2004, reflecting overall equity market performance.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Item 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its “disclosure controls and procedures” (“Disclosure Controls”). This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based upon the Disclosure Controls Evaluation, and as of the date thereof, the company’s CEO and CFO have concluded that the company’s Disclosure Controls are effective to ensure that material information relating to the company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the company’s periodic reports are being prepared.

As discussed in the quarterly report on Form 10-Q for the period ended March 31, 2004, the company made an adjustment to the consolidated statements of operations for the quarter ended March 31, 2004, included in Item 1 for the correction of errors related to prior periods. Management recorded adjustments to correct the errors in the then current quarter as in its judgment the adjustments were not material to current or prior periods. The adjustments related primarily to misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003 and to the failure to eliminate intercompany amortization expense from 1999 through 2003 relating to one of the company’s business units. Other individually insignificant differences in the intercompany consolidation entries were also identified. Management

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

believes that the errors were the result of deficiencies in (i) certain controls in the application of GAAP for the translation of intercompany foreign dividends receivable on the parent company’s accounting records; and (ii) the control process for the review of certain other intercompany elimination and consolidation entries. Based on the review, it has been concluded that these errors were inadvertent and unintentional.

Management and PricewaterhouseCoopers LLP, our independent registered public accounting firm, have determined and the company’s Audit Committee has been advised that the internal control deficiency is considered to be a significant deficiency under the new auditing standards issued by the Public Company Accounting Oversight Board (“PCAOB”) and approved by the Securities and Exchange Commission.

The company has reviewed its internal controls and disclosure procedures in order to correct the significant deficiency. The company has developed a systematic process to identify individual intercompany relationships more readily so that resolution of apparent differences can be identified quickly and items resolved as part of the period-end closing process. This process has been in place for several months. In addition, the company is placing greater emphasis on communication between various departments and functions to ensure that intercompany transactions are properly recorded. The company has implemented all of the changes it believes are necessary to correct this deficiency. Management expects to complete the testing of the effectiveness of this process by the end of 2004.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On September 28, 2004, the company and other potentially responsible parties (PRPs) reached a settlement and signed a Consent Decree with U.S. EPA concerning the Chattanooga Creek Superfund Site. Under the terms of the Consent Decree, the private PRPs, including MeadWestvaco, will undertake final remediation action at the Chattanooga Creek Superfund Site, which is expected to begin in 2005. In addition, the PRPs, including MeadWestvaco, will reimburse U.S. EPA for past costs incurred in connection with the site. This settlement resolves all the parties’ respective liabilities to the government with respect to the site. The Consent Decree is subject to public comment and must be approved by the federal district court before it takes effect. No objections are anticipated.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK REPURCHASES

(e)	In November of 2003, under Item 703 of Regulation S-K, the SEC adopted rules requiring disclosure of all repurchases of registered equity securities in the preceding fiscal quarter made by or on behalf of the issuer. This rule applies when an employee delivers back to the issuer, or a benefit plan of the issuer, shares of stock that have already been issued to the employee. For MeadWestvaco, stock option swaps fall under this rule.

The common stock shares repurchased by the company during the quarter ended September 30, 2004 are as follows:

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	—	—	—	N/A
August 1, 2004 – August 31, 2004	—	—	—	N/A
September 1, 2004 - September 30, 2004	4,193	31.21	—	N/A

(1)	An employee(s) exercising options delivered 4,193 shares to the company to pay the exercise price and tax withholding obligations upon exercise. These shares were purchased in a private transaction pursuant to the terms of the option agreement.

Item 6. EXHIBITS

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Senior Vice President & Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Senior Vice President & Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
November 5, 2004	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer