Form 10-K/A
period 2003-12-31
MEADWESTVACO CORP
filed 2005-03-14
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park Stamford, CT 06905 Telephone 203-461-7400 (Address and telephone number of registrant’s principal executive offices)
(State of incorporation)
31-1797999
(I.R.S. Employer Identification No.)

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

MeadWestvaco Corporation 10-K/A Introductory Note

MeadWestvaco is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) restating its previously issued consolidated financial statements to reflect the effect of the corrections in accounting for deferred taxes, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries on its consolidated financial statements, as reported in the Annual Report on Form 10-K for the year ended December 31, 2003, which was originally filed on February 27, 2004 (the “Original Filing”) (an amendment to the Original Filing was filed on March 4, 2004 (the “First Amendment”) solely to correct a typographical error in Exhibit 13 of the Original Filing).

The aforementioned items are discussed in more detail in Note A to the accompanying restated consolidated financial statements beginning on page F-3. These items include adjustments previously announced by the company in its Current Report on Form 8-K filed on January 31, 2005. The following Items of the Original Filing are amended by this Amendment No. 2:

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9A. Controls and Procedures

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Unaffected items have not been repeated in this Amendment No. 2.

Part II

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 2, INCLUDING THE FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, EXCEPT AS OTHERWISE INDICATED THEREIN. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004 AND THE EVENTS SUBSEQUENTLY DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MARCH 4, 2004, INCLUDING OUR QUARTERLY REPORTS ON FORM 10-Q FOR THE PERIODS ENDED MARCH 31, 2004, JUNE 30, 2004 AND SEPTEMBER 30, 2004, OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

Item 6. Selected financial data

	Years ended December 31		Two-month transition period ended December 31	Fiscal years ended October 31
In millions, except per share data	2003	2002	2001	2001		2000		1999
	Restated[6]	Restated[6]
EARNINGS
Net sales	$7,553	$7,242	$603	$3,935		$3,857		$2,953
Income (loss) from continuing operations	22	(5)	(22)	88		246		111
Discontinued operations	—	(34)	—	—		—		—
Cumulative effect of accounting change	(4)	(359)	—	—		—		—
Net income (loss)	18 [1]	(398)[2]	(22)	88	[3]	246	[4]	111	[5]
Income (loss) from continuing operations
per share - basic and diluted	0.11	(0.02)	(0.21)	0.87		2.44		1.11
Net income (loss) per share - basic and diluted	0.09	(2.07)	(0.21)	0.87		2.44		1.11
Depreciation, depletion and amortization	724	674	61	347		314		280

COMMON STOCK
Number of common shareholders	36,740	37,200	18,920	19,070		19,000		19,070
Weighted average number of shares outstanding:
Basic	200	192	102	101		101		100
Diluted	202	192	102	102		101		100
Cash dividends	$184	$206	$—	$89		$88		$88
Per share:
Dividends declared	0.92	0.92	0.22	0.88		0.88		0.88
Book value	23.46	23.76	22.58	22.86		23.17		21.65

FINANCIAL POSITION
In millions
Working capital	$910	$794	$308	$315		$497		$313
Current ratio	1.6	1.5	1.4	1.4		1.9		1.7
Property, plant, equipment and forestlands, net	$7,378	$7,834	$4,203	$4,227		$4,197		$3,581
Total assets	12,470	12,904	6,828	6,787		6,570		4,897
Long-term debt, excluding current maturities	3,969	4,233	2,697	2,660		2,687		1,427
Shareholders’ equity	4,713	4,753	2,315	2,341		2,333		2,171
Debt to total capital	47%	49%	55%	55%		54%		40%

OPERATIONS
Primary production of paper, paperboard and market pulp (tons, in thousands)	6,318	6,034	553	3,641		3,749		2,992
New investment in property, plant, equipment and forestlands (in millions)	$393	$424	$56	$296		$174		$229
Acres of forestlands owned (in thousands)	2,347	3,182	1,378	1,378		1,418		1,446
Employees	29,500	30,700	17,410	17,530		17,050		12,750

[1]	2003 results include an after-tax charge of $4 million, or $.02 per share, for the cumulative effect of the initial adoption of SFAS No. 143, after-tax charges of $42 million, or $.21 per share, for restructuring activities, after-tax charges of $17 million, or $.08 per share related to the early retirement of debt and after-tax gains of $8 million, or $.04 per share, on the recovery of insurance settlements.

[2]	2002 results include a net after-tax loss from discontinued operations of $34 million, or $.18 per share, a charge for the impairment of goodwill (due to the initial adoption of SFAS 142) of $359 million, or $1.87 per share, net after-tax restructuring and merger-related expenses of $95 million or $.49 per share and an after-tax costs related to the early retirement of debt of $4 million, or $.02 per share.
[3]	Fiscal year 2001 results include a net after-tax restructuring charge of $35 million, or $.35 per share, a credit of $11 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of $3 million, or $.03 per share, from the sale of a lease.
[4]	Fiscal year 2000 results include a net after-tax restructuring charge of $11 million, or $.11 per share, an after-tax charge of $9 million, or $.09 per share, for the extinguishment of higher interest rate debt and an after-tax gain of $4 million, or $.04 per share, from the sale of assets.
[5]	Fiscal year 1999 results include an after-tax charge for restructuring of $49 million, or $.49 per share, and a credit of $15 million, or $.15 per share, for a release of deferred taxes.
[6]	Selected financial data for the years ended December 31, 2003 and 2002 have been revised to reflect the restatement with respect to deferred taxes, certain intercompany transactions, and the accounting for an investment in one of the company’s consolidated subsidiaries. For the year ended December 31, 2003, the company changed the classification of its auction rate bond and note investments from cash and cash equivalents to short-term investments. For a discussion of the restatement, see Note A in Item 8. Financial statements and supplementary data.

Item 7. Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

This Amendment No. 2 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 restates consolidated financial statements for the period ended December 31, 2003 and 2002. The restatement reflects corrections related to deferred tax liabilities, certain inter-company transactions and an adjustment relating to an investment in one of the company’s consolidated subsidiaries. In this restatement, the company has adjusted 2003 results from a net loss of $6 million to net income of $18 million, or 9 cents per share, and has adjusted 2002 results from a net loss of $389 million to a net loss of $398 million, or $2.07 per share. The company has also made certain adjustments to its December 31, 2003 and 2002 balance sheets which are in the aggregate less than 2% of total assets or equity. Additionally, for the year ended December 31, 2003, the company changed the classification of its auction rate bond and note investments from cash and cash equivalents to short-term investments. For a more detailed discussion of the restatement, see Note A in Item 8. Financial statements and supplementary data. Amounts for 2003 and 2002 included in this management’s discussion and analysis are revised for the restatement.

For the year 2003, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $18 million, or $0.09 per share. Earnings included income from continuing operations of $22 million, or $0.11 per share, and a charge of $4 million, or $0.02 per share, for the cumulative effect of the initial adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. Included in the income from continuing operations were: pretax restructuring charges of $68 million, or $0.21 per share;

pretax costs related to the early retirement of debt of $26 million, or $0.08 per share; and, pretax gains of $12 million, or $0.04 per share, for certain insurance settlements in the fourth quarter. In addition, the company sold 742,000 acres of forestlands for gross proceeds of $281 million, resulting in pretax gains of $106 million, or $0.33 per share. Comparable amounts for prior periods are noted later in this discussion. The amounts related to the items noted above are included in the income from continuing operations and are reflected in the “corporate and other” business segment.

The company completed its merger synergy program, exceeding both its original goal of $325 million and its revised goal of $360 million. Synergies savings totaled over $380 million through 2003 with a run rate of over $400 million annually.

Synergy effects of $167 million favorably impacted MeadWestvaco’s pre-tax operating results when compared with 2002. Offsetting much of the merger synergies were higher costs for energy and wood that negatively impacted overall company earnings by approximately $110 million during the year and lower pension income of $70 million, compared to $124 million last year. Pension income is reported in corporate and other, and the higher energy and wood costs effects on each segment are noted in the discussions about those operations. Poor operating performance at one of the company’s unbleached paperboard mills and at both of its bleached paperboard mills also offset some of the synergy savings. In addition, the company’s mill-based businesses experienced weakening market demand in 2003. As a result of the weaker market demand, the company took extended downtime in the second half of the year to better match production with demand in an effort to control inventory levels.

In the Packaging segment, sales revenue increased, compared to 2002, although segment earnings declined due to weaker market conditions and weaker operating performance in some of the segment’s mill-based businesses. Demand was weak for the segment’s bleached board packaging products, prompting the company to take significant market-related downtime in the second half of the year. The segment’s converting operations performed well during the year, offsetting some of the performance of the mill-based bleached and unbleached operations. Demand for consumer packaging remained strong in 2003, particularly for media and entertainment packaging and packaging for healthcare-related items. The segment’s coated unbleached kraft paperboard mill and related beverage packaging business also performed well on strong demand mostly in North America. This segment, which includes most of the company’s internationally focused businesses, benefited from a strengthening of other currencies against the dollar, in particular the euro.

Although the Paper segment incurred a loss for the year, results improved over 2002 despite lower pricing and shipments (including January 2002 Mead shipments). This segment benefited from much of the synergy-related savings that resulted from the merger. Demand continued to be weak in 2003, especially in commercial printing. As a result of lower demand, the segment took extended market-related downtime during the year. Pricing for coated paper remained at historical lows, down 4% during the fourth quarter compared to last year’s fourth quarter, and down 2% for the year. Carbonless paper volumes were down compared to 2002, mainly in the first half of the year (including January 2002 Mead shipments). This segment continues to be negatively affected by competition from imports, particularly from Asia and Europe.

Consumer and Office Products segment results were comparable to 2002. Sales were relatively flat, with operating profit slightly lower than 2002. The segment completed two niche acquisitions during 2003 to complement its already strong time management business. Offsetting the favorable effects from these additions to the business were reduced sales of commodity-based school products due to increasing off-shore competition.

In the Specialty Chemicals segment, sales revenue increased, although operating profit declined modestly from 2002. Sales were higher, primarily in automotive markets, offsetting competitive pressures in the segment’s industrial markets. Results were lower in this segment due to higher costs for energy.

RESULTS OF OPERATIONS

The merger of The Mead Corporation (“Mead”) and Westvaco Corporation (“Westvaco”) to form MeadWestvaco was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Therefore, the historical financial statements of MeadWestvaco are the consolidated historical financial statements of Westvaco. Since the merger was effective January 29, 2002, results for 2002 include approximately 11 months of Mead’s operating results.

Effective January 29, 2002, Westvaco changed its fiscal year end from October 31 to December 31 and MeadWestvaco has a December 31 year end. Reflecting the change in year end for Westvaco, the results presented below also include the results of operations of Westvaco only for the transition period for the two months ended December 31, 2001. Results for this transition period are not indicative of results for a full year.

All references to per share amounts are on an after-tax basis.

Year ended December 31, 2003

In millions	Years ended December 31		Two–month transition period ended December 31	Fiscal year ended October 31
	2003	2002	2001	2001
	Restated [1]	Restated [1]
Sales	$7,553	$7,242	$603	$3,935

Income (loss) from continuing operations	$22	$(5)	$(22)	$88
Discontinued operations	—	(34)	—	—
Cumulative effect of accounting change	(4)	(359)	—	—

Net income (loss)	$18	$(398)	$(22)	$88

[1]	The restatement reflects adjustments with respect to deferred taxes, certain intercompany transactions and the accounting for an investment in one of the company’s consolidated subsidiaries. For a discussion of the restatement, see Note A in Item 8. Financial statements and supplementary data.

Sales for the year ended December 31, 2003 were $7.55 billion compared to $7.24 billion for the year ended December 31, 2002, and $3.94 billion in the fiscal year ended October 31, 2001. The 2003 increase in sales was due primarily to the timing of the merger with only 11 months of sales for Mead included in the 2002 results. The increase in sales over the fiscal year ended October 31, 2001, is due almost entirely to the merger.

Income from continuing operations was $22 million, or $0.11 per share, for the year ended December 31, 2003, compared to a loss from continuing operations of $5 million, or $0.02 per share, in 2002 and income of $88 million, or $0.87 per share, in the fiscal year ended October 31, 2001. In 2003, the income from continuing operations included pretax restructuring charges of $68 million, or $0.21 per share, and pretax charges related to the early retirement of debt of $26 million, or $0.08 per share. The results for 2003 also included pretax gains on the sale of forestlands of $106 million, or $0.33 per share, and pretax gains related to insurance recovery settlements of $12 million, or $0.04 per share. Results for 2003 were also impacted by the sale of the company’s investment in a convertible debenture that resulted in a pretax gain of $5 million, or $0.02 per share, as well as the performance of its oriented strand board (OSB) investee, which contributed $22 million in pretax earnings. Pretax pension income, before settlements and curtailments, was $70 million in 2003. OSB investee earnings are reflected in the Paper segment, and all other effects noted above are reflected in corporate and other.

The loss from continuing operations for 2002 was $5 million, or $0.02 per share, compared to income from continuing operations of $88 million, or $0.87 per share, for Westvaco for the fiscal year ended October 31, 2001. The loss from continuing operations for 2002 includes pretax restructuring and merger-related costs of $153 million, or $0.49 per share, a pretax charge of $6 million, or $0.02 per share, due to the retirement of higher interest rate debt and pretax gains on the sale of forestlands of $105 million, or $0.34 per share. Included in the loss from continuing operations is pension income of $124 million before settlements and curtailments. In fiscal 2001, Westvaco incurred pretax restructuring charges of $57 million and realized pretax gains on the sale of forestlands of $35 million. Charges and credits for these items included in the loss from continuing operations are included in corporate and other.

Net income in 2003 included an after-tax charge of $4 million, or $0.02 per share, related to the adoption of SFAS No. 143. Net loss in 2002 included a loss of $34 million, or $0.18 per share, related to discontinued operations and a charge of $359 million, or $1.87 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2002, for the impairment of premerger goodwill due to the adoption of SFAS No. 142.

Packaging segment

In millions	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
	2003[3]	2002[2]	2001	2001
Sales	$4,020	$3,728	$393	$2,503
Segment profit (loss)[1]	275	324	(6)	196
[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Includes only 11 months of Mead due to the timing of the merger.
[3]	Certain reclassifications were made between Corporate and other and the Packaging segment and intersegment sales and intrasegment sales.

The Packaging segment produces coated and uncoated, bleached and unbleached paperboard, linerboard and saturating kraft, as well as consumer packaging for the beverage, cosmetics, food, healthcare, pharmaceutical, tobacco and media markets. The segment also produces corrugating medium, linerboard and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda.

Sales in the Packaging segment increased to $4 billion for the year ended December 31, 2003, compared to 2002 sales of $3.7 billion. Sales for the year were impacted by the timing of the merger with 2002 including only 11 months of Mead operations. Overall, sales increased over 2002 due to strong performance in the converting operations and due to a positive impact from changes in foreign exchange rates, especially at the segment’s European-based operations. The segment’s consumer packaging business reported strong results on higher year-over-year growth in media and entertainment markets as well as strong demand for healthcare packaging. This strong demand was offset in part by softness in general folding carton markets. This softness, as well as poor overall operating performance, prompted the closure of this business unit’s general folding carton converting plants in 2003, which contributed to a loss in sales. In the beverage packaging business, sales were up due to strong demand in North America and Latin America, offset somewhat by lackluster demand in European markets. This business was also positively impacted by foreign exchange rates from its European-based operations. Sales of Coated Natural Kraft® paperboard were up in 2003 on increased shipments and somewhat higher pricing. Sales of this segment’s bleached and unbleached mills improved slightly in 2003 compared to 2002 on somewhat higher pricing offset, in part, by lower volumes. This decrease in volume, primarily in the last half of the year, reflected softening demand for this segment’s bleached products, resulting in significant market-related downtime during the latter half of the year. Shipments of bleached board were down 3% from last year’s levels and unbleached board shipments were down approximately 2% from last year.

Segment profit declined in 2003 to $275 million compared to 2002 profit of $324 million. In 2003, results were negatively impacted by higher costs for energy and wood. Energy and wood costs were approximately $72 million higher in 2003 compared to 2002. In addition, as demand for the company’s bleached board began to soften in the latter half of the year, the company took approximately 78,000 tons of market-related downtime at its mills, mostly in the fourth quarter, compared to 61,000 tons of total downtime in 2002. The difference in downtime had a negligible impact on results for 2003. During 2003, higher operating costs and lower production levels impacted operating results at the Covington, Virginia, mill. In addition, results at the company’s Charleston, South Carolina, mill were impacted by changes being made to improve the long-term competitiveness of the mill. Offsetting some of the negative impacts from the mill-related businesses were positive year-over-year results for the consumer packaging business on strong demand in most media markets, including DVD packaging, as well as increased demand and improved manufacturing performance in healthcare-related packaging. Results from the beverage packaging business were also positive as the introduction of FridgeMaster® beverage dispensing cartons has taken hold in 2003. Results in beverage packaging improved over last year on higher volumes, lower costs and positive foreign currency effects, offset partially by lower pricing. Rigesa continues to contribute strong results on higher prices and volumes, offset somewhat by higher manufacturing costs. Foreign exchange gains positively affected the results of this segment by approximately $24 million over last year, mainly in Europe. Year-over-year, other operating cost increases adversely affected earnings by approximately $92 million, while earnings benefited by $74 million from sales price and volume increases. Favorable merger synergies also added about $17 million to segment results.

Paper segment

In millions	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
	2003	2002[2]	2001	2001
Sales	$2,127	$2,101	$101	$716
Segment profit (loss)[1]	(46)	(71)	(4)	41

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Includes only 11 months of Mead due to the timing of the merger.

The Paper segment manufactures, markets and distributes coated printing papers, carbonless copy papers and industrial specialty papers.

Sales for the Paper segment were relatively flat compared to sales last year. Coated paper market conditions continue to be challenging as oversupply in this market combined with a stronger U.S. economy compared to relatively weak global economies led to continued pressure from imported paper, primarily from Asia and Europe. Overall demand for coated paper increased modestly over last year, but imports continued to grow at a much faster rate, contributing to significant price declines in 2003 in an effort to compete with the lower priced imported paper. Including the effects of the timing of the merger in 2002, sales for 2003 were down slightly from last year. For the year, shipments of coated paper were up compared to 2002 by approximately 4%. Including Mead’s shipments in January 2002, however, shipments were actually down a marginal 1% in 2003. Pricing continued to be depressed for coated paper, with average prices down approximately 2% from last year’s average prices. Coated paper prices ended the year much lower compared to last year as prices for the fourth quarter were 4% below last year’s fourth quarter and 3% below the third quarter of 2003. These lower prices are expected to continue into the first half of 2004. Shipments of carbonless paper were up on an actual basis by approximately 5% in 2003 compared to 2002. Including Mead’s shipments in January 2002, shipments were down approximately 5%, reflecting the continued general market decline for carbonless paper. Prices for carbonless were down 2% from 2002 prices.

As coated paper demand continued to weaken as 2003 progressed, 57,000 tons of market-related downtime were taken in the last half of the year to better match demand with production and to further control inventory levels. A total of 60,000 tons of market-related downtime were taken in 2003, compared to 92,000 tons taken mainly in the first half of 2002.

The results of merger synergies and continued consolidation of the Paper segment onto one platform have begun to become evident in the segment’s results. The segment loss decreased to $46 million in 2003 from a loss of $71 million last year. However, savings of about $86 million from merger synergies and consolidation of the paper platform were more than offset by lower prices and volumes ($39 million), higher costs for energy and wood ($37 million), and other higher manufacturing costs ($7 million). Although the segment took market-related downtime in 2003, it was about a third less than in 2002, positively impacting segment profit in 2003 by approximately $12 million. Segment results were also impacted by the company’s 50% investment in an OSB mill in Minnesota. The company’s share of that investee’s pretax income was $22 million in 2003, compared to $4 million in 2002 on significantly higher prices for panelboard used in the construction industry. In February 2004, the company signed a definitive agreement to sell its investment in this operation to Nexfor, Inc. for $30 million in cash. Results at other investees decreased by $8 million. The markets in the specialty paper business continued to be challenging in 2003 as pricing and shipments were down due to competitive pressures in the global markets for wear-resistant overlay and due to a weak global economy.

Consumer and Office Products segment

In millions	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
	2003	2002[2]	2001	2001
Sales	$1,055	$1,053	$57	$358
Segment profit [1]	126	131	1	10

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Includes only 11 months of Mead due to the timing of the merger.

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products and envelopes in North America through both retail and commercial channels.

Sales for this segment were relatively unchanged from last year with segment profit decreasing by $5 million from 2002. Sales were up only slightly over 2002 in this segment due to the exit from certain lower margin product lines as well as increased competition in certain commodity products, mainly in the segment’s traditional school supply business. Sales were also negatively impacted by extremely competitive pricing and a weaker economy in Mexico.

Strong demand for time management products offset weakness in the traditional school products markets, contributing to solid performance in this segment. Products with brands such as MeadWestvaco’s proprietary trademark, Five Star®, and licensed products from Nike, Disney and the newly acquired Thomas Kincade® line of decorative calendars contributed positively to results. In addition, during 2003, this segment acquired two niche companies to supplement its already strong lineup: AMCAL, a company that designs and supplies licensed calendars, gifts and stationery products and Day Runner, Inc., a designer, developer and distributor of loose-leaf, personal organizers and related products. Both of these acquisitions contributed positively to results for the year as the segment continues to integrate each of these acquisitions into its existing businesses. Merger synergies, year-over-year, benefited this segment by about $12 million, however, that was more than offset by the combined negative effects of higher operating costs and lower sales volumes of about $17 million.

Specialty Chemicals segment

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
Sales	$352	$343	$50	$348
Segment profit [1]	45	57	4	63

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and from byproducts of the pulp and papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, emulsifiers used in asphalt paving, and dyestuffs.

Sales increased slightly in 2003 over 2002 on strong demand for the segment’s carbon-based products, particularly in the automotive sector, as well as solid shipments of the segment’s asphalt emulsifier products. Offsetting some of the strength of carbon and asphalt products was weakness in the segment’s more industrial markets, mainly in the ink and dyestuff markets. Segment results, although strong, were lower than last year due to lower prices and sales volumes ($2 million), especially for the segment’s ink business, and higher costs for energy ($13 million), offset by $3 million in favorable merger synergies year-over year.

Corporate and other

The segment loss for corporate and other declined from $457 million to $426 million for a number of reasons, most of which have been mentioned earlier in this discussion, including lower restructuring costs ($85 million), increased merger synergies ($49 million), lower interest expense ($18 million), favorable insurance recoveries ($12 million), gain on the sale of a convertible debenture ($5 million) and higher forestland sale gains ($1 million) offset by higher employee costs, outside fees and services ($61 million), lower pension income ($54 million), higher debt retirement costs ($20 million), the effect of lower sales prices and volumes ($8 million), and other costs ($4 million).

Other items

Due to the timing of the merger, 2002 selling, general and administrative expenses excluded Mead’s selling, general and administrative expenses in January 2002. Selling, general and administrative expenses were $865 million in 2003 compared to $856 million in 2002. Selling, general and administrative expenses included $21 million of restructuring charges compared to $78 million of restructuring and merger-related expenses in 2002. Selling, general and administrative expenses were higher in 2003 due to increased employee-related costs, higher outside fees and services and lower pension income compared to last year.

Interest expense decreased to $292 million in 2003 compared to $310 million in 2002 as the company took actions to reduce higher cost debt and continued to utilize interest-rate swaps to move some of its fixed-rate debt to variable rates.

Pension income, before settlements and curtailments, was $70 million before taxes compared to $124 million in 2002, reflecting the company’s continued overfunded position in its qualified plans.

Other expense (income), net increased in 2003 to $(134) million from $(104) million in 2002. Included in other expense (income), net are gains on the sales of forestlands of $106 million. The gains recorded in 2003 were comparable to levels recorded in 2002. Total investee income in 2003 was $21 million compared to $11 million in 2002 due to improved performance of the company’s OSB investee. In 2003, the company incurred $26 million of expenses in connection with the early extinguishment of higher coupon debt compared to $6 million of similar charges in 2002. In the fourth quarter, the company also sold its investment in certain convertible debentures, which resulted in a gain of $5 million in 2003, and recorded an insurance recovery settlement gain of $12 million related to the reimbursement of certain defense costs incurred by the company.

The company’s annual effective tax benefit rate for 2003 was 185% compared to an annual effective tax benefit rate of 69% for 2002. The increase in the annual effective tax rate in 2003 reflects a deferred tax benefit adjustment associated with property, plant and equipment, made in 2003, and is higher than the statutory rate due to the composition and mix of earnings and losses in certain jurisdictions, primarily domestic operations.

Outlook

Despite an extremely challenging business environment in 2003, the company continues to make progress toward strengthening its competitive position and financial condition. Management continues to focus on elements that it can control. In the past two years, the company’s objective was to realize the cost savings afforded by the merger synergies. At December 31, 2003, the company completed the merger synergy program and surpassed its original goals. Beginning in 2004, the company has implemented a new productivity initiative with a goal of achieving $500 million in productivity improvements over the next two years, which includes $250 million in pretax earnings improvement and $250 million in better working capital performance. The measurement of the earnings improvement will exclude pricing changes that the company’s mill-based businesses might experience in 2004 and 2005 and will be measured over and above any effects of inflationary cost increases. The measurement of the improvement in working capital will factor in any change in sales during 2004 and 2005. As a result of actions taken to accomplish this initiative, management expects to incur approximately $75 million to $100 million in costs. Most of those costs are expected to be incurred during 2004. Earnings improvement is expected to come from three sources: cost reductions, product mix enhancements and volume growth. The company anticipates reducing working capital by reducing inventory levels and accounts receivable and increasing accounts payable.

The company’s Packaging segment had mixed results in 2003 compared to 2002. Although the segment saw strong performance from its consumer packaging and beverage packaging businesses, results from the segment’s mill-based businesses offset much of that performance. Demand for media and entertainment packaging remains strong throughout these markets. Healthcare-related packaging markets also remain strong, including regulatory compliance packaging. The beverage packaging business continues its successful rollout of FridgeMaster® packaging with market acceptance continuing to grow for this packaging concept. Rigesa, the company’s Brazilian subsidiary, continues to grow both on volume and pricing, despite that country’s continuing uncertain geopolitical environment. In the segment’s mill-based businesses, demand for bleached board was weak in 2003, mostly in the last half of the year. Although there were early signs of general economic improvement in the U.S. economy in the fourth quarter, management expects continuing challenges for these businesses and expects to take 26,000 tons of market-related downtime in the first quarter of 2004. In response, the company has realigned the management teams to better focus on individual markets and on improving the operating performance of its bleached and unbleached packaging mills.

In its Paper segment, the company took actions over the last two years to improve the competitive position of its coated paper business. This year, those actions are beginning to show in the segment’s results. Despite lower pricing and volumes, this segment experienced improved results in 2003 compared to 2002. Although the segment is still incurring operating losses, the paper mills are operating better than they did in 2002. Despite lower volumes in 2003, volume declines in this business were less than the industry average domestically. The segment continued to be plagued by global oversupply of coated paper throughout 2003, which drove a continued influx of paper to the U.S. from Europe and Asia. Early economic indicators appear to point to improving demand in 2004, especially in commercial print markets. Management expects that any significant firming in global market demand, combined with tighter domestic supply resulting from minimal capacity expansion, could lead to improved mill operating rates for the coated paper business. In addition, the recent weakening of the dollar relative to other currencies could contribute to a decline in imports of coated paper. In the near term, despite these early signs of improving market fundamentals, the company expects pricing levels to remain weak into the first half of 2004, and the segment anticipates taking 32,000 tons of coated paper market-related downtime in the first quarter.

Demand for the company’s consumer and office products is expected to remain solid in 2004. Strengthened by two niche acquisitions, AMCAL and Day Runner, this segment’s time management products exhibit strong presence in major retail and commercial channels. Continued integration of these two acquisitions should contribute to improved operating performance in 2004. This segment’s traditional back-to-school products have felt pressure from imported products, specifically in its commodity lines. Strong proprietary brands, along with licensed products, continue to provide strong results in the business segment’s value-added product lines, offsetting losses in lower margin commodity products. This segment’s time management products continue to be some of the most well-recognized brands in the marketplace.

The Specialty Chemicals segment saw strong growth in 2003 in its automotive-based carbon markets. Growth in the automotive markets is expected to continue to be strong in 2004, driven by incentives offered by domestic car manufacturers and the continued low interest rate environment. Strong customer acceptance of the segment’s carbon honeycomb products should also contribute to positive results for this segment. Although the broader market for the segment’s asphalt products is expected to decline over the next year or two, management expects the segment’s share to grow through alliances that the business has with other companies in these markets. The segment is focused on continued product innovation, creating alternative uses for many of the byproducts of the papermaking process.

The first quarter of the year is a seasonally weaker period for several of the company’s businesses, including the Consumer and Office Products segment and several Packaging segment businesses. In Consumer and Office Products, the company typically expects a loss in the first quarter as the business builds inventory for its back-to-school selling season in the second and third quarters and for the peak selling season for time management products in the second half of the year. The first quarter is also a seasonally slower period for beverage packaging systems, many of the company’s consumer packaging businesses and coated printing paper and bleached paperboard.

Capital spending was $393 million in 2003 and is expected to be approximately $400 million in 2004. Depreciation, depletion and amortization expense was $724 million in 2003 and is expected to be approximately $750 million in 2004.

Interest expense totaled $292 million in 2003. Management expects interest expense to be approximately $275 million to $280 million in 2004. The company plans to continue to apply cash generated from operations and from ongoing divestitures of nonstrategic assets to reduce debt.

The company currently estimates overall pension income in 2004 to be similar to the $70 million before taxes recorded in 2003. This estimate also assumes a discount rate of 6% compared to 6.5% in 2003 and an assumed rate of salary increases of 4% compared to 4.5% in 2003.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking statements” section later in this document.

Year ended December 31, 2002

Packaging segment: Segment profit in 2002 was $324 million compared to fiscal year 2001 profit of $196 million. Most of the increased results in 2002 was a result of the merger. Additionally, results for the company’s unbleached packaging operations in Charleston, South Carolina, and in Brazil were stronger than the prior year. At the Charleston mill, higher shipments, primarily of linerboard, and lower costs, partially offset by lower average pricing, led to higher operating profit. At Rigesa, results were up over 2001 as volume, price and product mix improved, offsetting unfavorable currency exchange rates. Results also improved in the consumer packaging business as sales of DVD-related packaging, in which the company has a leading market position, were very strong worldwide, offsetting continued softness in markets for CD music packaging. Lower costs and improvement in markets for packaging of cosmetics, personal care, confectionery and tobacco products also contributed to stronger results in consumer packaging. Results in the packaging systems business were also strong as sales of beverage packaging increased in North America and Latin America compared to the prior year, offsetting softness in its other markets. In the company’s bleached paperboard operations, the benefits of higher year-over-year shipments were offset by lower average prices and higher conversion costs. These higher conversion costs were due in part to higher scheduled maintenance expense and machine improvement downtime experienced early in the year at the Evadale, Texas, mill.

Results for 2002 also benefited from lower market-related downtime in the segment’s bleached and unbleached businesses. In 2002, the company took downtime of approximately 61,000 tons with an estimated impact on pretax profit of $14 million. Shipments of bleached paperboard and linerboard were up over the prior year by 3% and 16%, respectively. In 2002, average prices for bleached paperboard were about 2% lower than in 2001, reflecting a weaker economy particularly in the first half of the year. Linerboard prices were approximately 7% lower than in 2001.

Paper segment: Almost all of the increased results from fiscal year 2001 is the result of the merger with Mead. Results for the Paper segment in 2002 reflect the effects of a weak economy and a strong U.S. dollar, particularly in the first half, which resulted in lower demand and lower prices. In response to weaker demand, the company took higher market-related downtime, primarily in the first half of the year. In 2002, the company took market-related downtime of approximately 92,000 tons compared to approximately 78,000 tons in 2001. Sales for the Paper segment increased from the prior year’s sales as a result of the merger. Selling prices for all grades were lower in 2001 and, most importantly, prices for coated paper were 7% below the prior year. Price increases for certain grades of coated paper were announced to take effect in October 2002; other increases were announced to take effect in January 2003. The price increases were not fully realized in 2002 as weaker mix and higher returns and allowances offset the effect of the increases. In addition, volumes were down from 2001 in coated paper reflecting weak economic conditions. Shipment volumes of carbonless paper also declined, reflecting the weak economic conditions and the general market decline for carbonless paper.

The negative effect on profit of lower sales and higher market-related downtime in 2002 compared to 2001 was somewhat offset by lower operating costs and manufacturing efficiencies resulting from merger synergies. During the year, the Paper segment took a number of significant actions to lower its costs and strengthen its market position. These actions included the consolidation of its sales force and product lines, the permanent shutdown of a coated paper machine and the announced plans to shut down eight sheeters at the Luke, Maryland, mill, and the closure of three older, high-cost paper machines and related facilities in Chillicothe, Ohio. The Paper segment results benefited from these merger synergies in 2002.

The markets in the specialty paper business were also challenging in 2002 as pricing and shipments were down by 4% and 10%, respectively, due to competing technologies for some of the company’s products and a weak global economy. Downward pressure on pricing resulted from international competition. Although pricing and shipments declined in 2002 for specialty papers, operating profit improved slightly due to cost reduction actions.

Consumer and Office Products segment: Segment sales in 2002 were significantly higher than fiscal year 2001 sales due to the merger with Mead. In 2002, Mead’s consumer and office products business was combined with Westvaco’s envelope business to form MeadWestvaco’s Consumer and Office Products segment. Sales were also lower for some commodity products due to increased competition and actions taken to improve the segment’s product mix. Sales for the segment’s licensed and proprietary branded products in the school, office and time management lines remained about even with results of the Mead business. During the third quarter of 2002, the company announced plans to close three envelope manufacturing plants in Worcester and Springfield, Massachusetts, and to consolidate the northeastern envelope operations in Enfield, Connecticut. Results for the envelope business improved marginally over the prior year as the effects of the envelope integration efforts began to be realized. Compared to fiscal year 2001 results, 2002 segment profits improved significantly due to the merger.

Specialty Chemicals segment: Profit for the segment declined slightly in 2002 compared to the prior year as a result of lower volume and prices in some industrial chemical markets, modestly offset by lower operating costs and improved sales and market conditions for dye dispersants and some ink resins. During 2002, sales of activated carbon products to the automotive market improved over the prior year as the company’s product capabilities continued to be enhanced to meet higher auto and truck emission standards. Sales of asphalt emulsifiers and fabric dye dispersants also increased due to the introduction of new products and stronger export sales.

Other items: Selling, general and administrative expenses in 2002 reflect pretax restructuring and merger-related charges of $78 million recorded during the year. Interest expense increased to $310 million in 2002 compared to $208 million in fiscal 2001 for Westvaco only, due to debt assumed in the merger with Mead, offset somewhat by lower interest rates. The effective tax rate of 69% represented the tax benefit on the pretax loss in 2002. Differences from the statutory rate resulted primarily from the effect of the mix of earnings due to lower tax rates in some states where income and losses were apportioned as well as lower tax rates in international jurisdictions.

During the fourth quarter of 2002, earnings benefited from adjustments to inventory primarily related to LIFO (last-in, first-out) and other adjustments, partially offset by increased benefit accruals principally related to healthcare costs and workers’ compensation. In addition, earnings benefited from favorable developments in 2002 related to environmental liabilities offset by provisions for litigation expense including asbestos-related cases.

Pension income, before settlements and curtailments, was $124 million before taxes in 2002, reflecting the company’s continued overfunded position in its qualified plans.

Other expense (income), net increased in 2002 to $(104) million from $(48) million in fiscal 2001. The increase was primarily due to increased gains on sales of forestland which were $105 million before tax in 2002 compared to $35 million in fiscal 2001. Other expense (income), net in 2002 also included earnings from investees of $11 million offset by costs of $6 million before tax due to the early extinguishment of debt.

Two-month transition period ended December 31, 2001

The two-month transition periods ended December 31, 2001 and 2000, and the fiscal years ended October 31, 2001 and 2000 discussed, below represent the premerger results for Westvaco only.

Sales for the two months ended December 31, 2001, were $603 million compared to $631 million for the same period in 2000, due to an 11% decrease in average selling price, offset by an increase in volume of 7%. The company’s results during this period reflected the weak global economic climate for many of the company’s products and competitive pressures due to the strength of the U.S. dollar, particularly in the Paper segment.

The net loss for the two months ended December 31, 2001, was $22 million, or $0.21 per share, compared to net income of $26 million, or $0.26 per share, for the same period in 2000. Results for the two months ended December 31, 2001, reflect the effect of market-related downtime of about 70,000 tons, with an estimated negative impact on earnings of $15 million before taxes, or $0.09 per share, compared to only 31,000 tons, or about $8 million before taxes, or $0.05 per share, for 2000. Results for the 2001 period also included $0.10 per share in higher costs and expenses for the writedowns of plant and equipment taken out of service, writedowns of inventories due to lower cost or market valuations, increased costs associated with the acceleration of maintenance to coincide with market-related downtime, and other items principally relating to employee benefits and receivables.

Packaging segment: Sales for the Packaging segment decreased 2% for the two months ended December 31, 2001, compared to the same period in 2000 due to weaker business conditions and lower sales prices across the sector. Volume for the segment increased 10% during the two-month period as a result of acquisitions made during the 2001 fiscal year, while average prices were 12% lower. The Packaging segment experienced a loss of $6 million for the two months ended December 31, 2001, compared to operating profit of $41 million in the same period of the prior year due to the weaker economy, which resulted in lower demand and prices for some bleached and unbleached paperboard, particularly heavy-weight paperboards and food-service products. Higher energy and chemical costs and the acceleration of maintenance projects during market-related machine downtime also contributed to lower operating profits. Responding to market conditions, the company took downtime at the Charleston, South Carolina, Covington, Virginia, and Evadale, Texas, mills of about 57,000 tons with an estimated negative impact on earnings of approximately $11 million before taxes, or $0.07 per share.

For the two months ended December 31, 2001, sales to the tobacco industry accounted for approximately 16% of Packaging segment sales compared to approximately 18% in the same period of 2000. Of these sales to tobacco markets, approximately 9% of the segment sales were attributable to foreign operations, exported or used to produce products for export, while the remaining 7% was sold to the domestic tobacco industry for sale in the United States.

Paper segment: Paper segment sales for the two months ended December 31, 2001, decreased 12% from the same period in 2000 due to a decrease in average prices of 17%, offset by an increase in volume of 5%. The Paper segment experienced a loss of $4 million for the two months ended December 31, 2001 compared to an operating profit of $13 million for the same two-month period in 2000, principally due to a slower economy, the effect of a strong U.S. dollar and the resulting competitiveness of imports, weak pricing and market-related downtime of approximately 13,000 tons, which negatively impacted segment profit by about $4 million before taxes, or $0.02 per share.

Consumer and Office Products segment: Consumer and Office Products segment sales (which comprises only the envelope division) were down slightly from the prior year transition period while operating profit was about the same. Shipment volumes were down 2% in the 2002 transition period compared to the same period in 2001.

Specialty Chemicals segment: Sales for the Specialty Chemicals segment declined by 11% due to a decrease in average price of 13%, partially offset by an increase in volume of 2%. Sales declined due to slower economic activity and increased competition from products produced in the Far East. As a result of weak economic conditions, the company took market-related downtime to manage production and overall inventory levels. Operating profit for the two months ended December 31, 2001 declined 56% from the same period in 2000 to a level of $4 million due to weak market conditions and lower production.

Other items: Selling, general and administrative expenses increased 13% from the same period in 2000 as a result of acquisitions in the second half of fiscal year 2001. Interest expense decreased by 7% for the two-month period ended December 31, 2001, compared to the same period in 2000 due to lower interest rates. Other expense (income), net for the two-month period ended December 31, 2001, was $3 million compared to $(10) million, for the same period in 2000. This decline is due primarily to the writeoff in December 2001 of a research facility that was closed. In 2000, other expense (income), net included a gain from the sale of a real estate lease in New York, New York. The effective tax rate of 43.6% represents a tax benefit resulting from a pretax loss recorded in the two months ended December 31, 2001. The same period in fiscal year 2001 reflected pretax income and a tax provision.

Fiscal year 2001

Sales for fiscal year 2001 were $3.9 billion compared to $3.8 billion for fiscal year 2000, due to an increase in volume of 4% offset by a 2% decrease in average prices. As a result of the weak economy, the company, through market-related downtime, reduced production by 194,000 tons with an estimated negative impact on earnings of $44 million before taxes, or $0.27 per share, to manage production and overall inventory levels. Due to weak markets, demand and pricing for the company’s coated papers and certain grades of paperboard declined. The strong U.S. dollar also affected the company’s coated papers markets as the resulting competitiveness of imports affected pricing and volumes in coated papers.

Net income in fiscal year 2001 was $88 million, or $0.87 per share, compared to $246 million, or $2.44 per share, for fiscal year 2000. Earnings for fiscal year 2001 included a pretax restructuring charge of $57 million, or $0.35 per share, due to fixed asset writedowns, employee terminations and other exit costs, primarily due to the closings of the company’s fine papers mill in Tyrone, Pennsylvania, and consumer packaging plants in Richmond, Virginia, and Memphis, Tennessee. Fiscal 2001 also included a $0.10 per share benefit resulting from increased utilization of domestic research and foreign tax credits and the resolution of prior years’ tax issues and a pretax gain of $5 million, or $0.03 per share, from the sale of a real estate lease in New York, New York. Earnings for fiscal year 2000 included a pretax restructuring charge of $27 million, or $0.18 per share, resulting primarily from a writedown of assets due to the anticipated decline in future sales of folding cartons to domestic tobacco markets, a pretax gain of $11 million, or $0.07 per share, from the sale of a liquid packaging plant previously written down as part of the restructuring charge in 1999, an after-tax charge of $9 million, or $0.09 per share, from the early retirement of higher interest rate debt, and an after-tax gain of $4 million, or $0.04 per share, from the sale of an interest in a joint venture in China.

Packaging segment: Sales for the Packaging segment increased 11% from fiscal year 2000 due to the acquisitions of AGI (formerly known as IMPAC), which was acquired in July 2000, and of Alfred Wall AG, which was acquired in the third quarter of fiscal 2001. Volume for the segment increased 14% and price decreased by 3%. Operating profit for the Packaging segment for fiscal year 2001 decreased by 44% to $196 million from fiscal 2000 due to the weaker economy and increased energy costs, as well as lower demand and prices for some bleached and unbleached paperboard. Responding to market conditions, the company took downtime at the Charleston, South Carolina, Covington, Virginia, and Evadale, Texas, mills of about 174,000 tons with an estimated negative impact on annual earnings of $37 million before taxes. An additional 17,000 tons of downtime was taken in August 2001 due to a manufacturing interruption at the Evadale, Texas, mill, but the production rate was fully recovered by September.

During fiscal year 2001, approximately 15% of Packaging segment sales were made to the tobacco industry for packaging tobacco products compared to approximately 19% for fiscal year 2000. Of these tobacco sales, approximately 8% of segment sales were exported or used to produce products for export with the remaining 7% sold to the domestic tobacco industry for sale in the United States.

Rigesa, the company’s Brazilian subsidiary, benefited from increased demand for most of its value-added products, particularly fruit packaging, although its operating profit and revenues declined compared to the fiscal year 2000 period as a result of weaker local currency exchange rates.

Paper segment: Paper segment sales for the fiscal year 2001 decreased 17% from the fiscal year 2000 due to decreases in volume of 16% and price of 1%. A strong U.S. dollar and the resulting competitiveness of imports affected pricing and volumes in coated papers as did the lower level of economic activity. Paper segment operating profit decreased substantially to $41 million for fiscal 2001 compared to $130 million for fiscal year 2000, principally due to a slowing economy, as well as higher energy costs and market-related downtime of approximately 21,000 tons, which negatively impacted segment profit by about $7 million before taxes.

Consumer and Office Products segment: Sales for the segment (which comprises only the envelope division) were down approximately 5% in fiscal 2001 from fiscal 2000. Prices and volumes were down 1% and 4%, respectively, in fiscal 2001 as compared to fiscal 2000. Operating profit in fiscal 2001 was relatively consistent with results from fiscal 2000 as costs were lower in fiscal 2001.

Specialty Chemicals segment: Sales for the Specialty Chemicals segment declined by 3% in fiscal year 2001 due to a decrease in volume of 6%, partially offset by an increase in price of 3%. Sales of resins used in printing inks and other products increased while sales of fabric dye dispersants declined due to slower economic activity and increased competition from products produced in the Far East. Sales of carbon products for emission protection in the automotive markets were weaker due to a lower level of economic activity. The fiscal year 2001 operating profit declined 3% to a level of $63 million due to higher fuel prices.

Other items: Selling, general and administrative expenses increased 31% as a result of acquisitions in the current year compared to fiscal year 2000 in which acquisitions were included for only a portion of the year. The increase is also attributable to the continued development of the company’s technology platform. Interest expense increased by 8% in fiscal year 2001 compared to fiscal year 2000 due to higher interest costs relating to acquisitions closed during the prior year. Other expense (income), net of $(48) million in fiscal 2001 changed from $(43) million in fiscal 2000 due primarily to lower interest income while gains on land sales were higher by 30% due to an increased level of sales activity following the company’s strategic review of its forestland holdings. Earnings for fiscal year 2001 include pretax gains from land sales of $35 million compared to $27 million in fiscal year 2000. Other expense (income), net also includes a pretax gain of $5 million, from the sale of a real estate lease in New York, New York. In fiscal 2000, other expense (income), net also included pretax costs of $14 million associated with the extinguishment of debt. The effective tax rate for fiscal year 2001 decreased to 25.4% from 36.9% in the prior fiscal year, primarily due to an increase in the proportion of earnings attributable to foreign operations and subject to lower rates, research credit utilization and the favorable resolution of prior years’ tax issues, partially offset by higher nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and the proceeds from sales of nonstrategic assets, mainly forestlands, provided the major source of funds for the company. These sources are expected to continue to be a significant source of funds in the future. Short-term borrowings are used to finance seasonal needs during spring and summer as the Packaging and Consumer and Office Products segments are building seasonal inventories and receivables. The company anticipates that its cash flows will be sufficient to fund its needs including debt service and payment of dividends. Cash and cash equivalents totaled $215 million at December 31, 2003, compared to $372 million at December 31, 2002. The company had no short-term borrowings outstanding at December 31, 2003 and 2002.

Operating activities

The company generated cash flows from operations of $463 million in 2003 compared to $494 million in 2002. Cash flows from operating activities for Westvaco only for the two-month transition period ended December 31, 2001, and fiscal year ended October 31, 2001, were $34 million and $253 million, respectively. The ratio of current assets to current liabilities was 1.6 at December 31, 2003, compared to 1.5 at December 31, 2002.

Investing activities

Capital spending totaled $393 million for the year ended December 31, 2003, compared to $424 million during the same period last year. This level of capital spending is well below the company’s 2003 charges for depreciation, depletion and amortization of $724 million. Because of the well-invested nature of the company’s facilities, management was able to lower its capital spending targets to preserve capital and optimize returns on new investments in this challenging economic environment. Management anticipates that this lower level of capital spending will continue into 2004 with estimated spending of approximately $400 million. Depreciation, depletion and amortization is expected to be approximately $750 million for 2004. Capital expenditures for Westvaco only for the two-month transition period ended December 31, 2001, and fiscal year ended October 31, 2001, were $56 million and $296 million, respectively.

During 2003, the company acquired AMCAL, a company that designs and supplies licensed calendars, gifts and stationery products. In addition, the company acquired Day Runner, Inc., a designer, developer and distributor of loose-leaf, personal organizers and related products for the retail stationery market. These transactions did not have a material impact on the cash flows of the company.

The company completed the sale of 742,000 acres of forestlands, generating gross proceeds of $281 million. Overall, asset sales generated $376 million of proceeds in 2003 compared to $530 million last year. Total proceeds in 2003 include proceeds of approximately $50 million from the sale of the company’s investment in certain convertible debentures as well as various other asset sales. Last year the company generated approximately $375 million in proceeds from the sale of the company’s discontinued U.S. containerboard business. For 2002, the company generated $134 million of proceeds from the sale of nonstrategic forestlands. Management is committed to the forestland sale program with approximately 400,000 acres remaining to be sold under the current program. Management expects to generate proceeds of approximately $150 million to $200 million in 2004 from these forestland sales.

The company’s short-term investments of $10 million at December 31, 2003, consist of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. Investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate these securities. Total purchases and sales of these securities are shown separately in the statements of cash flows. All income generated from these current investments was recorded as interest income.

Financing activities

In December 2001, MeadWestvaco arranged a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that was renewed in December 2003. This renewed facility expires in December 2004. The combined $1 billion of credit facilities were unused at December 31, 2003. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain certain financial covenants with which the company is in compliance.

There were no short-term borrowings at December 31, 2003 and 2002. Average commercial paper borrowings were $304 million and $213 million in 2003 and 2002, at average rates of 1.3% and 2.2%, respectively. These borrowings during 2003 and 2002 funded seasonal increases in inventory and receivables at the company’s Packaging and Consumer and Office Products segments. At December 31, 2003, approximately 30% of the company’s debt was variable rate (primarily tax-exempt bonds), after factoring in the company’s interest-rate swaps. The weighted average interest rate on the company’s variable-rate debt was 2.4% in 2003. This compares to approximately 20% variable-rate debt at December 31, 2002, with an average rate of 1.3%.

The percentage of debt to total capital for MeadWestvaco was 47.3% and 49.2% at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the company had $269 million and $363 million of current maturities of long-term debt. Cash and cash equivalent balances at December 31, 2003 and 2002 were $215 million and $372 million, respectively.

On March 19, 2003, MeadWestvaco filed a registration statement on Form S-3 with the Securities and Exchange Commission, covering up to $500 million in debt securities. On November 20, 2003, the company issued $175 million of 2.75% and $125 million of floating rate two-year notes covered by this registration statement for the purpose of repayment of commercial paper. The net proceeds from the sale of the notes were used to repay short-term borrowings having a weighted average interest rate of approximately 1.3%. The short-term borrowings being repaid were incurred by the company to repay other long-term indebtedness earlier in the year and for working capital needs. In addition, the company paid down several other miscellaneous debt issuances, primarily tax-exempt notes, during 2003.

In 2003, two rating agencies affirmed the company’s long-term credit rating but updated their outlook to “negative” for MeadWestvaco. This “negative outlook” lowered the company’s short-term credit rating and makes it more difficult for the company to borrow in the commercial paper market. The company is exploring other options for short-term funding sources to assure that it is utilizing the most cost-effective means to borrow for short-term needs. In 2003, the company primarily utilized the commercial paper market to fund its short-term working capital needs during the year. In 2004, the company may utilize its multiyear bank credit agreement for short-term funding needs. The company has available to it a total of $1 billion under its two bank credit agreements.

On January 28, April 22, June 24 and October 31, 2003, the Board of Directors declared a dividend of $0.23 per share with the company paying a total of $184 million of dividends to its shareholders in 2003. During 2002, the company paid $206 million of dividends to its shareholders, which included $23 million declared in December 2001 but paid in 2002.

Effects of inflation

The rate of general inflation remains at a low level and is not expected to have a significant effect on results in 2004 except for wood and energy-related costs. Costs for energy, including natural gas, oil and electricity, and costs for certain raw materials, such as purchased pulp, increased significantly in 2003. The increase in these costs affected many of the company’s businesses.

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

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has recorded liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Expenses to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $35 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of February 26, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2003, the company has litigation liabilities of approximately $27 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MeadWestvaco was involved in a patent infringement dispute with Riverwood International regarding FridgeMaster,® a beverage packaging carton. Riverwood’s suit sought a preliminary injunction and damages. Application was later made to the court to adjourn the hearing for the purpose of engaging in settlement discussions. This dispute was settled shortly after year end with no material adverse effect on the company’s consolidated financial condition, liquidity or results of operations.

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

Interest rates

It is management’s objective to manage its interest expense through a blend of fixed and floating interest rate instruments. The company primarily funds itself with long-term debt, having final maturities ranging from two to 40 years at date of issue, a portion of which has variable interest rates, and with variable interest rate commercial paper. The company uses interest-rate swaps in managing its mix of fixed and floating rate debt.

Foreign currency

The company has foreign-based operations, primarily in Brazil, Canada, Mexico, Western Europe and Asia, which accounted for approximately 18% of its 2003 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes intercompany sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s domestic operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold which is a function of these cash flows and forecasted annual operations. During 2003, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income.

The company also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates at loan issue and loan repayment dates. Generally, management uses forward exchange contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2003, a 10% adverse change in currency rates would not materially affect the company’s financial position, results of operations or cash flows.

Contractual obligations

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2003, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the footnotes to the consolidated financial statements of the company. Also included below are disclosures regarding the amounts due under purchase obligations. Purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. MeadWestvaco has included in the disclosure below, all normal and recurring purchase orders, take or pay contracts, supply arrangements as well as other purchase commitments that management believes meet the definition of purchase obligations above.

In millions	Payments due by period
	Total	Less than one year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt	$4,088	$253	$327	$226	$3,282
Capital lease obligations	317	16	27	14	260
Operating leases	227	67	84	46	30
Purchase obligations	1,013	936	58	8	11
Other long-term obligations	632	—	159	70	403

Total	$6,277	$1,272	$655	$364	$3,986

OTHER ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Year ended December 31, 2003

For the year ended December 31, 2003, MeadWestvaco recorded total pretax charges of $68 million for asset writedowns, facility closures and employee separation costs, of which $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Of these amounts, $12 million and $3 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the fourth quarter of 2003.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

The following table and discussion presents additional detail of the 2003 charges by business segment:

In millions	Asset writedowns	Employee costs	Inventory writedowns	Other costs	Total
Packaging	$13	$19	$2	$3	$37
Paper	—	12	—	—	12
Consumer and Office Products	—	1	—	—	1
Corporate and other	2	21	—	—	23

	$15	$53	$2	$3	$73

Gain on sale of previously written-down facilities	$(5)	$—	$—	$—	$(5)

Packaging: During the year, the company wrote down to net realizable value a sawmill and related assets that the company is marketing for sale. The company also recorded employee separation costs of $2 million related to approximately 150 employees associated with the sawmill. Primarily all of these employees have separated from the company as of December 31, 2003. Total charges for these actions were approximately $11 million through December 31, 2003.

Also, during the year, the company took actions to streamline its packaging operations through the planned shutdown of packaging converting plants in Richmond, Virginia, Cleveland, Tennessee, and Newark, Delaware.

Approximately 525 employees were affected by the closures and had separated from the company as of December 31, 2003. The total costs associated with the closures were approximately $17 million.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. Approximately one-half of the employees affected by these activities have separated from the company as of December 31, 2003, and the remaining are expected to separate in 2004.

Paper: As part of the company’s planned integration strategy and various restructuring activities, the Paper segment had charges of $12 million for the separation benefits of approximately 160 employees. As of December 31, 2003, many of the affected employees had been separated. The remaining separations are expected to occur by the end of the first half of 2004. In addition, in 2003 the company sold a previously written-down facility. As a result of the sale of that facility, the company recorded a gain of $2 million.

Consumer and Office Products: During 2003, the company sold a previously written-down facility resulting in a gain of $3 million recorded by the company.

Corporate and other: As part of the continued review of the businesses and various restructuring activities, including the reorganization of overlapping corporate functions and other business units, the company recorded charges that included $21 million of employee separation benefits covering about 280 employees. Approximately 40% of the employees have separated from the company as of December 31, 2003, and the remaining are expected to separate in 2004. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million.

Year ended December 31, 2002

For the year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, general and administrative expenses, respectively. The charges were mainly attributable to the shutdown of a paper machine at the Westvaco mill in Luke, Maryland, closure of three consumer and office products envelope plants, the realignment of the consumer packaging operations, and the reorganization of corporate and other business units, principally information technologies, finance, forestry, and purchasing and logistics. As of December 31, 2003, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs were substantially utilized. Although the charges were not recorded as part of segment results, $23 million related to the Packaging segment, $31 million to the Paper segment, $14 million to the Consumer and Office Products segment and $85 million to Corporate and other.

Fiscal year ended October 31, 2001

During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $55 million within cost of sales and $2 million within selling, general and administrative expenses. The charges were primarily recorded in the fourth quarter and were mainly attributable to the shutdown of a paper mill in Tyrone, Pennsylvania, and realignment of the consumer packaging operations. As of December 31, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs were utilized. Although the charges were not recorded as part of segment results, $27 million related to the Packaging segment, $29 million to the Paper segment, and $1 million to the Specialty Chemical segment.

Summary of all restructuring liabilities

The activity in the accrued restructuring liability balances related to all of the plans described above for the period October 31, 2000, to December 31, 2003, was as follows:

In millions	Employee costs	Other costs	Total
Balance of related accruals at October 31, 2000	$—	$—	$—
Add: current charges	9	5	14
Less: payments	2	—	2

Balance of related accruals at October 31, 2001	7	5	12
Add: current charges	—	—	—
Less: payments	3	3	6

Balance of related accruals at December 31, 2001	4	2	6
Add: current charges	36	4	40
Less: payments	18	3	21

Balance of related accruals at December 31, 2002	22	3	25
Add: current charges	53	3	56
Less: payments	54	3	57

Balance of related accruals at December 31, 2003	$21	$3	$24

Critical Accounting Policies

The company’s principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Financial Statements filed with the accompanying consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. The company’s management has discussed the development and selection of the critical accounting policies and estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

Environmental and legal liabilities: The company records accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. The company records accruals for other legal contingencies when the contingency is probable of occurring and reasonably estimable.

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

Pension and postretirement benefits: Assumptions used in the determination of pension income and postretirement benefit expense, including the discount rate, the expected return on plan assets and increases in future compensation and medical costs, are evaluated by the company, reviewed with the plan actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs, which are more favorable than assumptions, can have the effect of lowering expense and cash contributions, and, conversely, actual results, which are less favorable than assumptions, could increase expense and cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods.

In 2003, the company recorded pension income before settlements and curtailments of approximately $70 million before taxes compared to $124 million in 2002. The company currently estimates overall pension income in 2004 will be similar to that recorded in 2003 before taxes, which will not have any effect on cash flows. The estimate assumes a long-term rate of return on plan assets of 8.5% and a discount rate of 6.0% compared to 6.5% in 2003. If the percentage for the expected rate of return on plan assets were to change by 0.5%, annual pension income would change by approximately $17 million. Similarly, if the discount rate were to change by 0.5%, annual pension income would change by approximately $6 million.

At December 31, 2003, the aggregate value of pension fund assets had increased to $3.2 billion from $2.7 billion at December 31, 2002, reflecting overall equity market performance. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, with corresponding charges to intangible assets and other comprehensive income, are required to be recorded. While the company does not expect to record an additional minimum liability with regard to its qualified pension plan, if asset values decline to levels below the accumulated benefit obligation, the company would be required to do so.

Effective January 1, 2004, the company modified certain postretirement healthcare benefits provided to its future retirees. The impact of these changes will reduce the postretirement benefit obligation by approximately $68 million, which will be amortized over the remaining life of the eligible employees. Combined with other demographic changes in the plan, postretirement expense is not expected to change significantly from the $25 million recorded in 2003.

Long-lived asset:

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

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with impairment reviews of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. In accordance with the transition provisions of SFAS No. 142, the company assessed the value of its goodwill as of January 1, 2002 and determined an impairment charge was warranted. The nature of the charge is discussed in Note D to the consolidated financial statements. The company will review the recorded value of its goodwill annually or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment involves management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are in many instances subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period.

Income taxes: Income Taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the enacted tax laws.

The company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

The company has operations in tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. While actual results could vary, in management’s judgment the company has adequate accruals with respect to the ultimate outcome of such unresolved tax matters.

The company’s effective tax rate varied greatly throughout the year creating volatility in the quarterly net income (loss) reported by the company. Management is required to make estimates of the company’s effective tax rate for the full year each quarter. This estimate includes assumptions about the level of income that will be achieved for the full year in both its domestic and international operations. The forecast of full year earnings includes assumptions about markets in each of our businesses as well as the timing of certain transactions, including forestland sales gains. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

Recently adopted accounting standards

Effective January 1, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The adoption of this standard resulted in a cumulative adjustment charge of $4 million during the year ended December 31, 2003.

Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation are required in last year’s financial statements and the initial measurement provisions of the interpretation are applicable on a prospective basis for guarantees issued or modified beginning on January 1, 2003. This statement did not have a material impact on the consolidated financial statements of the company.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this statement did not have a significant impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a significant impact on the company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosures required for pension plans and other postretirement benefit plans. The company adopted this revised statement effective December 31, 2003. See Note K to the financial statements for the revised disclosures.

In January 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation requires consolidation by business enterprises of variable interest entities (entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support). The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The company adopted FIN No. 46 in the fourth quarter of 2003, and it did not have a material impact on the company’s consolidated financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, corrected copy. This bulletin revises or rescinds portions of the previous interpretative guidance included in Topic 13 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance related to revenue recognition. The adoption of SAB No. 104 did not have a material impact on the company’s consolidated financial statements.

Forward-looking statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings and cash flow expected from the company’s productivity initiative; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, currency movements and other risk factors. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 8. Financial statements and supplementary data

The restated consolidated financial statements are set forth at pages F-1 through F-44 inclusive, found at the end of this annual report, and are incorporated herein by reference.

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

/s/ Ernst & Young LLP

Ernst & Young LLP

Toronto, Canada,
January 9, 2004 [except as to note 6 which is as of January 26, 2004 and note 8[a] which is as of February 2, 2004].	Chartered Accountants

Northwood Panelboard Company

BALANCE SHEETS

As at December 31

	2003	2002
	$	$
ASSETS
Current
Cash	13,118	173,167
Due from manager [note 2]	5,064,525	2,624,958
Other receivables	158,917	82,777
Inventories [note 3]	4,015,715	4,240,396
Prepaid expenses	201,852	170,488

Total current assets	9,454,127	7,291,786

Capital assets, net [note 4]	12,528,634	13,337,610
Deferred financing costs, net of accumulated amortization of $188,382 [2002 - $147,167]	198,472	202,553

	22,181,233	20,831,949

LIABILITIES AND PARTNERS’ EQUITY (DEFICIENCY)
Current
Bank indebtedness	925,505	1,236,451
Accounts payable and accrued liabilities [note 5]	5,872,802	3,335,734

Total current liabilities	6,798,307	4,572,185

Long-term debt [note 6]	15,200,000	18,000,000

Total liabilities	21,998,307	22,572,185

Commitments and contingencies [notes 6 and 8]

Partners’ equity (deficiency)	182,926	(1,740,236)

	22,181,233	20,831,949

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF EARNINGS

Years ended December 31

	2003	2002	2001
	$	$	$
Sales [note 2]	102,867,739	59,462,259	57,615,324
Costs and expenses
Direct costs	43,722,506	40,156,572	40,428,014
Commission expense [note 2]	2,929,759	1,667,305	1,611,881
Fringe benefits and indirect salaries [note 7]	6,743,214	4,379,825	4,245,215
General and administrative	1,581,934	1,465,691	1,663,006
Depreciation and amortization	1,562,662	1,586,075	1,833,571

	56,540,075	49,255,468	49,781,687

Operating income	46,327,664	10,206,791	7,833,637
Interest expense	404,502	464,758	745,856

Net earnings for the year	45,923,162	9,742,033	7,087,781

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF PARTNERS’ EQUITY (DEFICIENCY)

Years ended December 31

	Capital contribution	Retained earnings (deficit)	Total partners’ equity (deficiency)
	$	$	$
Balance at December 31, 2000	10,000,000	(9,070,050)	929,950
Net earnings for the year	—	7,087,781	7,087,781
Distributions	—	(6,000,000)	(6,000,000)

Balance at December 31, 2001	10,000,000	(7,982,269)	2,017,731
Net earnings for the year	—	9,742,033	9,742,033
Distributions	—	(13,500,000)	(13,500,000)

Balance at December 31, 2002	10,000,000	(11,740,236)	(1,740,236)
Net earnings for the year	—	45,923,162	45,923,162
Distributions	—	(44,000,000)	(44,000,000)

Balance at December 31, 2003	10,000,000	(9,817,074)	182,926

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF CASH FLOWS

Years ended December 31

	2003	2002	2001
	$	$	$
OPERATING ACTIVITIES
Net earnings for the year	45,923,162	9,742,033	7,087,781
Add (deduct) items not affecting cash
Depreciation and amortization	1,562,662	1,586,075	1,833,571
Gain on disposal of capital assets	—	(11,000)	—
Changes in operating assets and liabilities
Due from manager	(2,439,567)	(418,082)	(31,681)
Other receivables	(76,140)	448,209	(68,386)
Inventories	224,681	449,371	(1,494,657)
Prepaid expenses	(31,364)	(88,443)	(70,731)
Accounts payable and accrued liabilities	2,537,068	297,609	(839,982)

Cash provided by operating activities	47,700,502	12,005,772	6,415,915

INVESTING ACTIVITIES
Purchase of capital assets	(712,471)	(330,831)	(335,773)
Proceeds on disposal of capital assets	—	11,000	—

Cash used in investing activities	(712,471)	(319,831)	(335,773)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(310,946)	831,232	(527,170)
Additions to deferred financing costs	(37,134)	—	(56,631)
Increase (decrease) in long-term debt	(2,800,000)	1,150,000	390,000
Distributions to partners	(44,000,000)	(13,500,000)	(6,000,000)

Cash used in financing activities	(47,148,080)	(11,518,768)	(6,193,801)

Net increase (decrease) in cash during the year	(160,049)	167,173	(113,659)
Cash, beginning of year	173,167	5,994	119,653

Cash, end of year	13,118	173,167	5,994

Supplemental cash flow information
Interest paid	397,226	477,801	798,150

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

3.	INVENTORIES

Inventories consist of the following:

	2003	2002
	$	$
Raw materials	1,494,140	1,869,227
Finished goods	517,739	558,669
Repair and replacement parts	1,944,689	1,780,827
Supplies	59,147	31,673

	4,015,715	4,240,396

4.	CAPITAL ASSETS

Capital assets consist of the following:

	2003			2002
	Cost	Accumulated Depreciation	Net book value	Cost	Accumulated depreciation	Net book value
	$	$	$	$	$	$
Land	150,905	—	150,905	150,905	—	150,905
Buildings	9,707,578	8,245,070	1,462,508	9,687,716	8,128,378	1,559,338
Land improvements	1,674,649	1,406,929	267,720	1,584,634	1,390,727	193,907
Machinery and equipment	52,872,950	42,702,227	10,170,723	52,705,038	41,415,901	11,289,137
Construction in progress	468,555	—	468,555	131,989	—	131,989
Vehicles	72,037	63,814	8,223	72,037	59,703	12,334

	64,946,674	52,418,040	12,528,634	64,332,319	50,994,709	13,337,610

Depreciation expense totalled $1,521,447, $1,522,104 and $1,821,244 in 2003, 2002 and 2001, respectively.

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

5.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consist of the following:

	2003	2002
	$	$
Trade payables	2,069,666	1,530,498
Accrued employee salaries and benefits	3,329,891	1,385,130
Other	473,245	420,106

	5,872,802	3,335,734

6.	LONG-TERM DEBT

Long-term debt consists of the following:

	2003	2002
	$	$
Note payable under a $10,000,000 revolving credit agreement	3,600,000	5,200,000
Environmental Control Revenue Refunding Bonds due December 1, 2021 with interest payable monthly at a variable rate, secured by a standby letter of credit expiring March 31, 2005	5,800,000	7,000,000
Environmental Improvement Revenue Bonds due July 1, 2025, with interest payable monthly at a variable rate, secured by a standby letter of credit expiring March 3, 2004	5,800,000	5,800,000

	15,200,000	18,000,000

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

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

December 31, 2003

8.	COMMITMENTS AND CONTINGENCIES

[a]	As a result of new regulations, the Partnership has performed a review of their air emissions and carried out a Best Available Current Technology review at the request of the Minnesota Pollution Control Agency [“MPCA”]. The Partnership has proposed changes to their emission control equipment to the MPCA that may result in capital expenditures of approximately $8,000,000. On December 30, 2003, the MPCA issued a notice to the public indicating that the Partnership has applied for an air emission facility permit for modification and operation of the mill. The public comment period expired on January 29, 2004. There were no comments received from the public as a result of the notice. The application for the air emission facility permit has been provided to the federal agency for final review. Failure to obtain the permit would prevent the Partnership from operating. The capital expenditures will be made within 18 months of receiving the permit from the MPCA. Penalties and/or fines associated with the air emissions review are not anticipated.

[b]	The Partnership is subject to claims and proceedings in the ordinary course of business. Each of these claims and proceedings is subject to various uncertainties and it is possible that some of these matters may be resolved unfavorably to the Partnership. Management believes that any liability that may ultimately result will not have a material adverse effect on the Partnership’s financial position or results of operations.

Item 9A. Controls and procedures

Evaluation of the company’s Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on Form 10-K/A, the company evaluated the effectiveness of its “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

As described in Note A to the Restated Consolidated Financial Statements, we have restated our previously issued 2003 and 2002 consolidated financial statements included in our 2003 Annual Report on Form 10-K. Management’s conclusion to restate its financial statements is based on its decision to correct errors relating to accounting for income taxes and related deferred tax liabilities. As a result of its decision to restate for the tax matter, management also restated for certain intercompany transactions and an adjustment relating to the accounting for one of the company’s consolidated subsidiaries. Based on management’s review, it has been determined that these errors were inadvertent and unintentional. Management believes that the errors in the application of generally accepted accounting principles were the result of deficiencies in internal controls relating to (i) accounting, reporting and reconciliation of deferred income taxes; (ii) accounting and reporting of certain intercompany transactions including the review of certain inter-company elimination and consolidation entries; and (iii) the application of generally accepted accounting principles for one of the company’s consolidated subsidiaries.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2003, the company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This deficiency resulted in the restatement of the interim and annual consolidated financial statements for 2003 and 2002. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has concluded that due to these items the internal control over financial reporting as of December 31, 2003 was not effective and, as of such time, the control deficiencies relating to deferred income taxes constituted a material weakness in internal control over financial reporting.

Management has advised the Audit Committee of the company’s Board of Directors of the material weakness in the company’s internal control over financial reporting relating to income taxes and other significant deficiencies in internal control that contributed to the errors in the application of generally accepted accounting principles.

During 2004 and continuing through the filing date of this Amendment No. 2 on Form 10-K/A, the company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include among other things: recruiting a new Vice President of Tax; expanding supervisory activities and monitoring techniques; educating and training individuals involved in accounting and reporting for income taxes; enhancing the reconciliation of income tax accounts; and strengthening procedures designed to ensure that all information relating to transactions directly or indirectly involving the provision for income tax and deferred income taxes is made known to persons responsible for preparing the financial statements. Additionally, the company believes it has addressed the control deficiencies relating to the intercompany matter and the accounting for its consolidated subsidiary.

Other than the foregoing and the adjustments that are being made as described in Note A to the Restated Consolidated Financial Statements, there have been no changes in internal control over financial reporting since December 31, 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective, as of December 31, 2003, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities and Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time period specified by the SEC rules and forms.

Disclosure Controls, Internal Controls and CEO and CFO Certifications. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company’s reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The company also reviewed its “internal control over financial reporting” (“Internal Controls”) for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in the company’s internal controls, as discussed below.

Appearing as exhibits to this Annual Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Annual Report is the information concerning the evaluation of the Disclosure Controls referred to in Item 4(b) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The certifications by the company’s Chief Executive Officer and Chief Financial Officer of this Amendment No. 2 to the Annual Report on Form 10-K, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Amendment No. 2 to the Annual Report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that the company’s Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The company’s Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s Internal Controls. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications require that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report on related matters in this section of the Annual Report. An internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” could be a single deficiency, or a combination of deficiencies, that results in more than a remote likelihood that a misstatement of the annual or interim financial statements, that is more than inconsequential in amount, will not be prevented or detected. A “material weakness” is a significant deficiency that, by itself, or in combination with other significant deficiencies, results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Part IV

Item 15. Exhibits, financial statement schedules and reports on Form 8-K

(a)	The following documents, which we have filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, are by this reference incorporated in and made a part of this Annual Report:

1.	Restated Consolidated financial statements

The consolidated financial statements of MeadWestvaco Corporation and consolidated subsidiaries listed below are incorporated under Item 8 of this annual report.

Report of independent registered public accounting firm

Restated consolidated statements of operations for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001

Restated consolidated balance sheets at December 31, 2003 and 2002

Restated consolidated statements of shareholders’ equity for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001

Restated consolidated statements of cash flows for the year ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001

Restated notes to financial statements

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

10.5+

Form of Employment Agreement dated by and among John A. Luke, Jr., and the Registrant, filed to the company’s Registration Statement on Form S-4 dated December 20, 2001, File No. 333-71124, previously filed as Exhibit 10.5 to the company’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 001-31215, and incorporated herein by reference.

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

10.10+

Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

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

10.30+

Amendment to the Form of Employment Agreement by and between Raymond W. Lane and the company, dated December 8, 2003, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 001-31215, and incorporated herein by reference.

10.31+

Form of Severance Agreement between The Mead Corporation and Mark T. Watkins, dated December 1, 2000, previously filed as Exhibit 10.31 to the company’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 001-31215, and incorporated herein by reference.

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

10.37

Amended and Restated $500 million Five-Year Credit Agreement dated as of December 18, 2003 among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 10.37 to the company’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 001-31215, and incorporated herein by reference.

10.38

Second Amended and Restated $500 million 364-Day Credit Agreement dated as of December 18, 2003 among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 10.38 to the company’s Annual Report on Form 10-K for the period ended December 31, 2003, File No. 001-31215, and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

The company agrees to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

(b)	Reports on Form 8-K

1)	A report on Form 8-K was filed on October 1, 2003. The contents of the report are summarized below.

Item 9.	Regulation FD Disclosure - On October 1, 2003, MeadWestvaco issued a news release announcing it had reached agreement with Wagner Forest Management, Ltd., on the sale of 629,000 acres of forestland in Maine and New Hampshire. Under the terms of the agreement, the Purchase Price exceeded $200 per acre. Plans called for the sale to be finalized before the end of the year. The company expected to use the proceeds from the sale to reduce debt. A copy of the news release was included as Exhibit 99 to the report on Form 8-K and was incorporated by reference therein.

2)	A report on Form 8-K was filed on October 22, 2003. The contents of the report are summarized below.

Item 12.	Results of Operations and Financial Condition – On October 22, 2003, MeadWestvaco issued a news release announcing results for the fiscal quarter ended September 30, 2003.

3)	A report on Form 8-K was filed on December 1, 2003. The contents of the report are summarized below:

Item 5.	Other Events – On December 1, 2003, pursuant to a resolution of the Board of Directors adopted on November 2, 2002, and the approval of the management of MeadWestvaco on November 20, 2003, the company issued $125,000,000 in Floating Rates Notes due 2005 and $175,000,000 in 2.75% Notes due 2005 in an underwriting public offering. This amount is part of a total of $500,000,000 covered under a Registration Statement on Form S-3 (Registration No. 333-103918) and a related Prospectus dated March 19, 2003. The issuance of such $125,000,000 in Floating Rate Notes due 2005 and $175,000,000 in 2.75% Notes due 2005 is covered, in addition, by a related Prospectus Supplement dated November 20, 2003.

Item 7.	Financial Statements, Pro Forma Financial Information and Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
March 14, 2005
/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2005
John A. Luke, Jr.

/s/ E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	March 14, 2005
E. Mark Rajkowski

/s/ John E. Banu	Controller (Principal Accounting Officer)	March 14, 2005
John E. Banu

/s/ John G. Breen	Director	March 14, 2005
John G. Breen

/s/ Michael E. Campbell	Director	March 14, 2005
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	March 14, 2005
Dr. Thomas W. Cole, Jr.

/s/ Duane E. Collins	Director	March 14, 2005
Duane E. Collins

/s/ William E. Hoglund	Director	March 14, 2005
William E. Hoglund

/s/ James G. Kaiser	Director	March 14, 2005
James G. Kaiser

/s/ Richard B. Kelson	Director	March 14, 2005
Richard B. Kelson

/s/ John A. Krol	Director	March 14, 2005
John A. Krol

/s/ Susan J. Kropf	Director	March 14, 2005
Susan J. Kropf

/s/ Douglas S. Luke	Director	March 14, 2005
Douglas S. Luke

/s/ Robert C. McCormack	Director	March 14, 2005
Robert C. McCormack

/s/ Jane L. Warner	Director	March 14, 2005
Jane L. Warner

/s/ J. Lawrence Wilson	Director	March 14, 2005
J. Lawrence Wilson

INDEX TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

Restated Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Restated Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001	F-3

Restated Consolidated Balance Sheets as of December 31, 2003 and 2002	F-4

Restated Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001

F-5

Restated Statements of Cash Flows for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001	F-6

Restated Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of MeadWestvaco Corporation

In our opinion, the restated consolidated financial statements listed in the index appearing under Item 15(a)1, present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, the two-month transition period ended December 31, 2001, and the fiscal year ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of MeadWestvaco Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the summary of significant accounting policies, MeadWestvaco Corporation adopted a new accounting standard for asset retirement obligations as of January 1, 2003 and adopted a new accounting standard for goodwill and other intangible assets as of January 1, 2002.

As described in Note A, MeadWestvaco Corporation has restated its 2003 and 2002 consolidated financial statements to correct errors in accounting for income taxes, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

January 29, 2004 except as to the

restatement described in Note A as

to which the date is March 11, 2005

RESTATED FINANCIAL STATEMENTS

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

In millions, except per share data	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
	2003	2002	2001	2001
	Restated	Restated
Net sales	$7,553	$7,242	$603	$3,935

Cost of sales	6,556	6,196	540	3,274
Selling, general and administrative expenses	865	856	66	383
Interest expense	292	310	33	208
Other expense (income), net	(134)	(104)	3	(48)

Income (loss) from continuing operations before income taxes	(26)	(16)	(39)	118

Income tax provision (benefit)	(48)	(11)	(17)	30

Income (loss) from continuing operations	22	(5)	(22)	88
Discontinued operations	—	(34)	—	—
Cumulative effect of accounting change	(4)	(359)	—	—

Net income (loss)	$18	$(398)	$(22)	$88

Income (loss) per share - basic and diluted:
Income (loss) from continuing operations	$0.11	$(0.02)	$(0.21)	$0.87
Discontinued operations	—	(0.18)	—	—
Cumulative effect of accounting change	(0.02)	(1.87)	—	—

Net income (loss)	$0.09	$(2.07)	$(0.21)	$0.87

Shares used to compute net income (loss) per share:
Basic	200.4	192.1	102.5	101.5
Diluted	201.8	192.1	102.5	101.6

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

RESTATED FINANCIAL STATEMENTS

RESTATED CONSOLIDATED BALANCE SHEETS

In millions, except share and per share data	December 31
	2003	2002
	Restated	Restated
ASSETS
Cash and cash equivalents	$215	$372
Short-term investments	10	—
Accounts receivable, net	943	894
Inventories	1,098	1,002
Other current assets	160	163

Current assets	2,426	2,431

Property, plant, equipment and forestlands, net	7,378	7,834

Prepaid pension asset	1,015	970
Goodwill	750	723
Other assets	901	946

	$12,470	$12,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,247	$1,274
Notes payable and current maturities of long-term obligations	269	363

Current liabilities	1,516	1,637

Long-term debt	3,969	4,233
Other long-term obligations	632	594
Deferred income taxes	1,640	1,687

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued: 200,897,413 (2002 - 200,039,422)	2	2
Additional paid-in capital	3,870	3,851
Retained earnings	929	1,095
Accumulated other comprehensive loss	(88)	(195)

	4,713	4,753

	$12,470	$12,904

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

RESTATED FINANCIAL STATEMENTS

RESTATED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Common stock in treasury	Total shareholders’ equity
Balance at October 31, 2000	100.7	$768	$—	$1,762	$(136)	$(61)	$2,333
Comprehensive income (loss):
Net income	—	—	—	88	—	—	88
Foreign currency translation	—	—	—	—	(48)	—	(48)
Minimum pension liability, net of taxes	—	—	—	—	(3)	—	(3)
Comprehensive income							37
Cash dividends	—	—	—	(89)	—	—	(89)
Repurchases of stock	(0.1)	—	—	—	—	(2)	(2)
Exercise of stock options	1.8	48	—	(29)	—	43	62

Balance at October 31, 2001	102.4	816	—	1,732	(187)	(20)	2,341
Comprehensive income (loss):
Net loss	—	—	—	(22)	—	—	(22)
Foreign currency translation	—	—	—	—	15	—	15
Comprehensive (loss)							(7)
Cash dividends	—	—	—	(23)	—	—	(23)
Exercise of stock options	0.2	—	—	—	—	4	4

Balance at December 31, 2001	102.6	816	—	1,687	(172)	(16)	2,315
Comprehensive income (loss):
Net loss	—	—	—	(398)	—	—	(398)
Foreign currency translation	—	—	—	—	(18)	—	(18)
Minimum pension liability, net of taxes	—	—	—	—	(4)	—	(4)
Net unrealized loss on derivative instruments, net of taxes	—	—	—	—	(1)	—	(1)
Comprehensive (loss)							(421)
Retirement of treasury stock	—	(5)	—	(11)	—	16	—
Exchange of Westvaco shares	(3.0)	(810)	810	—	—	—	—
Share put on the company’s common stock	—	—	(57)	—	—	—	(57)
Issuance of stock for merger	99.2	1	3,061	—	—	—	3,062
Cash dividends	—	—	—	(183)	—	—	(183)
Exercise of stock options	1.2	—	37	—	—	—	37

Balance at December 31, 2002 - Restated	200.0	2	3,851	1,095	(195)	—	4,753
Comprehensive income (loss):
Net loss	—	—	—	18	—	—	18
Foreign currency translation	—	—	—	—	109	—	109
Minimum pension liability, net of taxes	—	—	—	—	(3)	—	(3)
Net unrealized gain on derivative instruments, net of taxes	—	—	—	—	1	—	1
Comprehensive income							125
Cash dividends	—	—	—	(184)	—	—	(184)
Exercise of stock options	0.9	—	19	—	—	—	19

Balance at December 31, 2003 - Restated	200.9	$2	$3,870	$929	$(88)	$—	$4,713

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

RESTATED FINANCIAL STATEMENTS

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
	Restated	Restated
Cash flows from operating activities
Net income (loss)	$18	$(398)	$(22)	$88
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	724	674	61	347
Deferred income taxes	(60)	(50)	(5)	43
(Gain) loss on sales of assets	(103)	(101)	4	(38)
Loss on early retirement of long-term debt	26	6	—	—
Pension income before settlements and curtailments	(70)	(124)	(23)	(135)
Impairment of long-lived assets	15	49	—	52
Cumulative effect of accounting change	4	359	—	—
Discontinued operations	—	34	—	—
Changes in working capital, excluding the effects of acquisitions and dispositions	(91)	16	13	(108)
Other, net	—	31	6	4

Net cash provided by operating activities of continuing operations	463	496	34	253
Net cash (used in) discontinued operations	—	(2)	—	—

Net cash provided by operating activities	463	494	34	253

Cash flows from investing activities
Additions to property, plant and equipment	(393)	(424)	(56)	(296)
Payments for acquired businesses, net of cash acquired	(56)	111	—	(81)
Proceeds from sales of assets, including discontinued operations	376	530	—	48
Purchase of short-term investments	(40)	—	—	—
Sale of short-term investments	30	—	—	—
Other	(12)	(11)	2	5

Net cash provided by (used in) investing activities	(95)	206	(54)	(324)

Cash flows from financing activities
Proceeds from issuance of long-term debt	343	1,362	80	1,125
Repayment of long-term debt	(718)	(1,080)	(42)	(1,103)
Notes payable, net	—	(537)	—	—
Proceeds from issuance of common stock and exercises of stock options	19	37	3	6
Treasury stock purchases	—	—	—	(2)
Dividends paid	(184)	(206)	—	(89)

Net cash provided by (used in) financing activities	(540)	(424)	41	(63)
Effect of exchange rate changes on cash	15	(6)	—	(10)

Increase (decrease) in cash and cash equivalents	(157)	270	21	(144)

Cash and cash equivalents:
At beginning of period	372	102	81	225

At end of period	$215	$372	$102	$81

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

RESTATED NOTES TO FINANCIAL STATEMENTS

Summary of significant accounting policies

Basis of consolidation and preparation of financial statements: MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refers to MeadWestvaco Corporation and its consolidated subsidiaries, including Mead and Westvaco, and the terms “Mead” and “Westvaco” refer to The Mead Corporation and Westvaco Corporation, respectively, in each case together with their consolidated subsidiaries. Because for accounting purposes the merger was treated as an acquisition of Mead by Westvaco, the historical financial statements of Westvaco became the historical consolidated financial statements of MeadWestvaco, the registrant. The consolidated statement of operations for the year ended December 31, 2002, includes approximately 11 months of Mead’s results and 12 months of Westvaco’s results. Note Q provides summary unaudited pro forma information and details on the merger accounting.

The consolidated financial statements include all majority-owned or controlled entities and all intercompany transactions are eliminated.

Fiscal year change: Effective January 29, 2002, Westvaco changed its fiscal year end from October 31 to December 31. Accordingly, the consolidated financial statements include the results of operations for the two-month transition period ended December 31, 2001, which are not necessarily indicative of operations for a full year. See Note U for further information.

Discontinued operations: On September 30, 2002, the company completed the previously announced sale of its Packaging segment’s Stevenson, Alabama, corrugating medium mill and related assets, including seven container plants and 82,000 acres of forestlands, to Jefferson Smurfit Corporation (U.S.). See Note R for further information.

Estimates and assumptions: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Translation of foreign currencies: The local currency is the functional currency for substantially all of the company’s significant operations outside the United States. The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates and adjustments resulting from these financial statement translations are included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. Revenues and expenses are translated at average rates prevailing during the period.

Cash equivalents: Highly liquid securities with an original maturity of three months or less are considered to be cash equivalents.

Short-term investments: The company’s short-term investments consist of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. Investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the company has the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) for short-term investments. All income generated from these current investments was recorded as interest income.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials of U.S. manufacturing operations. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. manufacturing operations, is determined by the first-in, first-out (FIFO) or average cost method.

RESTATED NOTES TO FINANCIAL STATEMENTS

Property, plant, equipment and forestlands: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in cost of sales. Gains on the sales of forestland are recorded in other expense (income), net. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. Costs of reforestation of forestlands are capitalized. These costs include the costs of seedlings, site preparation, planting of seedlings, early-stage fertilization and the cost of permanent roads.

Depreciation and depletion: The cost of plant and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and 5 to 30 years for machinery and equipment.

Timber is depleted as timber is cut at rates determined annually based on the relationship of undepleted timber costs to the estimated volume of recoverable timber.

Impairment of long-lived assets: The company periodically evaluates whether current events or circumstances indicate that the carrying value of its long-lived assets, including intangible assets, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether an impairment exists. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. The company reports an asset to be disposed of at the lower of its carrying value or its estimated net realizable value.

Goodwill: The company has classified as goodwill the excess of the acquisition cost over the fair values of the net tangible and intangible assets of businesses acquired. Upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized as of January 1, 2002. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 40 years. The company has determined its reporting units to be components within its packaging and paper segments and its consumer and office products and specialty chemicals segments. In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets were tested for impairment upon adoption of the standard and are required to be tested at least annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. See Note D for further information.

Other assets: Capitalized software, equipment leased to customers and other intangible assets are included in other assets. Capitalized software and other intangibles are amortized using the straight-line method over their estimated useful lives of 3 to 20 years. Equipment leased to customers is amortized using the sum-of-the-years-digits method over the estimated useful life of the machine, generally ten years. Revenue is recognized for the leased equipment on a straight-line basis over the life of the lease and is included in net sales of the company. The company records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.

Financial instruments: The company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and

RESTATED NOTES TO FINANCIAL STATEMENTS

estimates of cash flow. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown.

Environmental: Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. See Note P for further information.

Landfills: Effective January 1, 2003, the company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that an obligation associated with the retirement of a tangible long-lived asset be recognized as a liability when incurred. Subsequent to initial measurement, an entity recognizes changes in the amount of the liability resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. The adoption of this standard resulted in a cumulative adjustment of $4 million during the year ended December 31, 2003.

Derivatives: The company utilizes well-defined financial contracts in the normal course of its operations as a means to manage some of its interest rate and foreign exchange risks. For those limited number of contracts that are considered derivative instruments, the company has formally designated each as a hedge of specific and well-defined risks. See Note H for further information.

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides allowances for estimated returns and other customer credits such as discounts, returns and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns.

Research and development: Included in cost of sales and selling, general and administrative expense are expenditures for research and development of $71 million and $80 million for the years ended December 31, 2003 and 2002, respectively; $7 million for the two-month transition period ended December 31, 2001, and $47 million in the fiscal year ended October 31, 2001, which were expensed as incurred.

Income taxes: Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the enacted tax rates in effect for the years the differences are expected to reverse. The company evaluates the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future and records liabilities for uncertain tax matters based on its assessment of the likelihood of sustaining certain tax positions.

Stock options: The company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The company applies APB Opinion No. 25, as amended, in accounting for its plans. The company adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, the company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts as follows:

RESTATED NOTES TO FINANCIAL STATEMENTS

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions, except per share data	2003	2002	2001	2001
	Restated	Restated
Net income (loss) - as reported	$18	$(398)	$(22)	$88
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	5	2	6	6

Pro forma net income (loss)	$13	$(400)	$(28)	$82

Net income (loss) per share - basic and diluted
As reported	$0.09	$(2.07)	$(0.21)	$0.87
Pro forma	0.06	(2.08)	(0.27)	0.81

Income (loss) per share: Basic net income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding. For the years ended December 31, 2002 and the two-month transition period ended December 31, 2001, all stock option were excluded as their effects would have been antidilutive. For the year ended December 31, 2003 and the fiscal year ended October 31, 2001, 15.8 million and 5.3 million options, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share. Comparable amounts for the years ended December 31, 2002 and the two-month transition period ended December 31, 2001, were 15.5 million and 5.8 million, respectively.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant and the terms of which are no more or less favorable to the company than the terms of any other arms-length transaction.

Reclassification: Certain prior periods’ amounts have been reclassified to conform with the current presentation.

Other recently adopted accounting standards

Effective January 1, 2003, the company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this interpretation were effective for last year’s financial statements and the initial measurement provisions of the interpretation were applicable on a prospective basis for guarantees issued or modified beginning on January 1, 2003. This statement did not have a material impact on the consolidated financial statements of the company.

RESTATED NOTES TO FINANCIAL STATEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of this statement did not have a significant impact on the company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003, except for the deferral for selected provisions as issued in FSP 150-3. The adoption of this statement did not have a significant impact on the company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This statement revises the disclosures required for pension plans and other postretirement benefit plans. The company adopted this revised statement effective December 31, 2003. See Note L to the consolidated financial statements for the revised disclosures.

In January 2003, the FASB issued FIN No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This interpretation requires consolidation by business enterprises of certain variable interest entities (entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support). The interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The company adopted FIN No. 46 in the fourth quarter of 2003 and it did not have a material impact on the company’s consolidated financial statements.

In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, corrected copy. This bulletin revises or rescinds portions of the previous interpretative guidance included in Topic 13 in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance related to revenue recognition. The adoption of SAB No. 104 did not have a material impact on the company’s consolidated financial statements.

A. Restatement of Previously Issued Financial Statements

The company has restated its consolidated financial statements as of and for the period ended December 31, 2003 and 2002. The restatement reflects corrections in accounting related to deferred tax liabilities, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries. In this restatement, the company has adjusted 2003 results from a net loss of $6 million to net income of $18 million, or 9 cents per share, and has adjusted 2002 results from a net loss of $389 million to a net loss of $398 million, or $2.07 per share. Conforming changes have also been made in the consolidated balance sheets and statements of cash flows and accompanying notes to consolidated financial statements.

The deferred tax adjustments affected by the restatement of 2003 and 2002 results reflect 1) the correction of the opening deferred tax balance at the time of the merger between Westvaco and Mead relating to Mead’s temporary

RESTATED NOTES TO FINANCIAL STATEMENTS

tax differences, 2) the correction of an overstatement of deferred taxes related to property, plant and equipment, and 3) the correction of an adjustment recorded in the fourth quarter of 2003 relating to the reconciliation of the 2002 income tax return to the income tax provision recorded in the statement of operations. The adjustment related to the time of the merger pertains to differences existing as of the date of the merger which affects the MeadWestvaco purchase accounting and the correction resulted in a reduction to goodwill. In the restatement, an adjustment of $20 million has been made in 2002 to reduce merger goodwill from $517 million to $497 million, with a corresponding reduction of deferred tax liabilities. For 2002, the deferred tax liability related to property, plant and equipment was understated by $1 million, requiring a restatement adjustment to increase deferred tax liabilities and reduce the income tax benefit. For 2003, restatement adjustments totaling $21 million have been made to reduce deferred tax liabilities for an overstatement of the deferred tax liabilities associated with property, plant and equipment. A corresponding $21 million increase to the income tax benefit for 2003 has been recorded in the restatement.

The restatement for intercompany transactions was the result of certain misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003. In addition, the company failed to eliminate certain intercompany expenses from 1999 through 2003 relating to one of the company’s business units. For the two-month transition period ended December 31, 2001 and the fiscal year ended October 31, 2001, which have not been restated, there was an insignificant effect on earnings that would not have changed the reported earnings per share for those periods. The restatement adjustments affected cost of sales and other (income) expense, net, in the 2003 and 2002 consolidated statements of operations. Additionally, the corrections affected the 2003 and 2002 consolidated balance sheets with adjustments in other assets, accounts payable, other long-term liabilities, deferred tax liabilities and accumulated other comprehensive loss (reflecting an adjustment to cumulative translation adjustment). These adjustments affected the results of Corporate and other while the business segments were unaffected. For these restatement items, the company reduced the previously reported loss for 2003 by $2 million after taxes, or $0.01 per share. The 2002 impact was not significant.

The restatement for the accounting for an investment in one of the company’s consolidated subsidiaries was the result of an error regarding the company’s accounting for shares issued and a related share put in connection with its acquisition of a 90% interest in the consolidated investment. The related share put gave the seller the right to put the shares back to the company at a fixed price per share at any time after May 16, 2003 but prior to May 16, 2012. The value assigned to the shares and related share put, which is $58 million, has been restated to decrease shareholders’ equity and increase other long-term obligations. The restatement also corrected the company’s accounting for an option in the agreement which gave the seller the right to put its remaining 10% minority interest to the company at a fixed price of approximately $11 million in cash or company stock at the seller’s option. The agreement also contained an option whereby the company may acquire from the seller all or part of its remaining shares in exchange for approximately $11 million in cash or company stock. In the restatement, the company has recorded a $7 million goodwill impairment charge, which has been reflected as a cumulative effect of a change in accounting principle in the accompanying consolidated statements of operations to adjust for this item.

In addition to the above restatement adjustments, the company concluded that it was appropriate to change the classification of its auction rate bond and note investments. Such amounts, which were not significant, are now reflected as short-term investments and were previously included in cash and cash equivalents. The company has revised its balance sheets and statements of cash flows for this item.

RESTATED NOTES TO FINANCIAL STATEMENTS

The previously reported and restated financial statement items affected by the restatement are as follows:

Restated Consolidated Statements of Operations Items

	Years ended December 31
In millions, except per share data	2003	2003	2002	2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of sales	$6,557	$6,556	$6,201	$6,196
Interest expense	291	292	309	310
Other expense (income), net	(131)	(134)	(109)	(104)
Income (loss) from continuing operations before income taxes	(29)	(26)	(15)	(16)

Income tax provision (benefit)	(27)	(48)	(12)	(11)
Income (loss) from continuing operations	(2)	22	(3)	(5)
Cumulative effect of accounting change	(4)	(4)	(352)	(359)
Net income (loss)	(6)	18	(389)	(398)

Income (loss) per share :
Income (loss) from continuing operations	$(0.01)	$0.11	$(0.01)	$(0.02)
Cumulative effect of accounting change	(0.02)	(0.02)	(1.83)	(1.87)
Net income (loss)	$(0.03)	$0.09	$(2.02)	$(2.07)

Restated Consolidated Balance Sheets Items

In millions	2003	2003	2002	2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
ASSETS
Cash and cash equivalents	$225	$215	$372	$372
Short-term investments	—	10	—	—
Goodwill	770	750	743	723
Other assets	898	901	943	946

LIABILITIES
Accounts payable and accrued expenses	$1,232	$1,247	$1,257	$1,274
Other long-term obligations	571	632	532	594
Deferred income taxes	1,678	1,640	1,705	1,687

SHAREHOLDERS’ EQUITY
Additional paid-in capital	3,928	3,870	3,908	3,851
Retained earnings	914	929	1,104	1,095
Accumulated other comprehensive loss	(76)	(88)	(183)	(195)
Shareholder’s equity	4,768	4,713	4,831	4,753

RESTATED NOTES TO FINANCIAL STATEMENTS

B. Current assets

Cash equivalents of $71 million and $287 million at December 31, 2003 and 2002, respectively, are valued at cost, which approximates market value. The company has short-term investments of $10 million at December 31, 2003, which are also valued at cost, which approximates market value. Total purchases and sales of these short-term investments are shown separately in the statements of cash flows. Trade receivables have been reduced by an allowance for doubtful accounts of $21 million and $18 million at December 31, 2003 and 2002, respectively. Receivables also include $93 million and $101 million from sources other than trade at December 31, 2003 and 2002, respectively. Inventories at December 31, 2003 and 2002, are comprised of:

In millions	December 31
	2003	2002
Raw materials	$227	$158
Production materials, stores and supplies	150	183
Finished and in-process goods	721	661

	$1,098	$1,002

Approximately 75% and 74% of inventories at December 31, 2003 and 2002, are valued using the LIFO method. If inventories had been valued at current cost, they would have been $1,209 million and $1,130 million at December 31, 2003 and 2002.

C. Property, plant, equipment and forestlands

Depreciation and depletion expense was $639 million, $601 million, $55 million and $320 million for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001, and the fiscal year ended October 31, 2001, respectively.

In millions	December 31
	2003	2002
Land and land improvements	$419	$413
Buildings	1,192	1,180
Machinery and other	8,848	8,723

	10,459	10,316
Less: accumulated depreciation	(4,134)	(3,706)

	6,325	6,610
Forestlands	869	1,038
Construction in progress	184	186

	$7,378	$7,834

D. Goodwill and other intangible assets

In connection with the transitional impairment test upon the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the company recorded an impairment charge of $359 million, which was reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations, effective as of the beginning of 2002. The resulting impairment charge was the same before and after taxes, as the related goodwill cannot be deducted for tax purposes. The charge was determined by calculating the estimated fair

RESTATED NOTES TO FINANCIAL STATEMENTS

value using a discounted cash-flow methodology. The impairment charge related to various consumer packaging businesses acquired during 2000 and 2001, before the onset of the current weak economic environment, and reflects a more challenging economic and business environment than was expected when the businesses were acquired.

Unless otherwise deemed necessary by changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year. No further impairment charges have been necessary since the initial charge upon the adoption of SFAS No. 142.

The changes in the carrying amount of goodwill for the years ended December 31 are as follows:

In millions	2003	2002
	Restated	Restated
Beginning balance	$723	$561
Acquired goodwill[1]	13	502
Adjustments[2]	14	19
Impairments[3]	—	(359)

Ending balance	$750	$723

[1]	In 2003, amount represents goodwill associated with acquisition of essentially all of the assets of Day Runner, Inc. In 2002, amount represents merger-related goodwill of $497 million and goodwill of $5 million related to a smaller acquisition.
[2]	Reflects the adoption of SFAS No. 143 for former Mead-related landfills and contingencies related to various uncertain tax matters in 2003 related to the merger. In 2002, amount reflects the effects of the restatement of $7 million and the reclassification of other intangible assets of $12 million upon the adoption of SFAS No. 142.
[3]	Reflects the impairment charge, upon the adoption of SFAS No. 142, related to packaging businesses acquired in 2000 and 2001.

The following table summarizes and reconciles net income for the periods presented, adjusted to exclude amortization expense recognized in such periods related to goodwill that is no longer amortized:

In millions, except per share data	Years ended December 31		Two-month transition period ended December 31 2001	Fiscal year ended October 31 2001
	2003	2002
	Restated	Restated
Income (loss) from continuing operations	$22	$(5)	$(22)	$88
Add back: goodwill amortization	—	—	2	15

Adjusted income (loss) from continuing operations	22	(5)	(20)	103
Discontinued operations	—	(34)	—	—
Cumulative effect of accounting change	(4)	(359)	—	—

Adjusted net income (loss)	$18	$(398)	$(20)	$103

Basic and diluted earnings per share:
Income (loss) from continuing operations	$0.11	$(0.02)	$(0.21)	$0.87
Add back: goodwill amortization	—	—	0.02	0.15

Adjusted income (loss) from continuing operations	$0.11	$(0.02)	$(0.19)	$1.02
Discontinued operations	—	(0.18)	—	—
Cumulative effect of accounting change	(0.02)	(1.87)	—	—

Adjusted net income (loss)	$0.09	$(2.07)	$(0.19)	$1.02

RESTATED NOTES TO FINANCIAL STATEMENTS

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2003		December 31, 2002
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$168	$20	$163	$10
Customer contracts and lists	144	25	125	13
Patents	35	11	34	5
Other – primarily licensing rights	28	5	16	2

	$375	$61	$338	$30

The company recorded amortization expense of $31 million, $25 million, $2 million and $2 million for the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001, and the fiscal year ended October 31, 2001, respectively, relating to intangible assets subject to amortization.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years are as follows: 2004 - $35 million; 2005 - $34 million; 2006 - $32 million; 2007 - $29 million; and 2008 - $24 million. As acquisitions and dispositions occur in the future, these amounts may vary.

E. Other assets

	December 31
In millions	2003	2002
	Restated	Restated
Identifiable intangibles	$314	$309
Cash surrender value of life insurance	211	186
Capitalized software	78	95
Investment in investees	81	92
Equipment leased to customers	85	62
Investment in convertible debentures (including an embedded derivative)	—	49
Other miscellaneous	132	153

	$901	$946

The convertible debentures were classified as available-for-sale securities and were carried at fair value at December 31, 2002, with unrealized gains or losses, net of tax, reported in other comprehensive income (loss). The fair value of the securities was based on a valuation. The securities were convertible to common shares of the issuer at any time, redeemable by the issuer beginning in November 2002 and maturing in November 2006. In addition, the debentures included an embedded option which qualified as a derivative under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In the fourth quarter of 2003, the company sold its investment in the convertible debentures. The sale resulted in a pretax gain of $5 million. All amounts previously recognized in other comprehensive income (loss) were reclassified into current earnings.

The company’s principal investees are the 50%-owned Northwood Panelboard Company which operates a mill that manufactures oriented strand board, a 30% interest in a limited partnership which operates the cogeneration facility located at the Rumford, Maine, paper mill, and a 20% interest in a smaller paper mill headquartered in Wisconsin. These investments were part of Mead’s investments prior to the merger date. Therefore, the summarized operating data presented below includes only periods subsequent to the merger. The company also guarantees 50% of certain of Northwood Panelboard’s outstanding debt. The company believes that any exposure related to the guarantees is not significant.

RESTATED NOTES TO FINANCIAL STATEMENTS

Summarized income statement data is as follows:

	Years ended December 31
In millions	2003	2002
Net sales	$390	$345
Gross profit	66	70
Net income	42	36

Summarized balance sheet data is as follows:

	December 31
In millions	2003	2002
Current assets	$91	$89
Noncurrent assets	246	277
Current liabilities	(40)	(46)
Noncurrent liabilities	(29)	(19)

Equity	$268	$301

F. Accounts payable and accrued expenses

	December 31
In millions	2003	2002
	Restated	Restated
Accounts payable:
Trade	$345	$320
Other	35	42
Accrued expenses:
Taxes, other than income	46	48
Interest	73	90
Payroll and employee benefit costs	342	358
Accrued rebates and allowances	158	153
Environmental and litigation	61	70
Restructuring	27	45
Accrued landfill obligations	33	12
Other	115	119
Income taxes payable	12	17

	$1,247	$1,274

RESTATED NOTES TO FINANCIAL STATEMENTS

G. Long-term debt

	December 31
In millions	2003	2002
Notes, rates from 2.75% to 8.40%, due 2004-2012	$1,686	$1,401
Debentures, rates from 6.80% to 9.75%, due 2017-2047	1,552	1,848
Sinking Fund Debentures, rates from 7.5% to 7.65%, due 2008-2027	299	598
Medium-term notes	12	12
Pollution Control Revenue Bonds:
Rates from 5.85%-9.6%, due 2004-2026	41	59
Floating rate, due 2015-2033	40	28
Industrial Revenue Bonds:
Rates from 5.88%-7.67%, due 2018-2027	205	205
Floating rate, due 2005-2014	56	61
Economic Development Bonds, 8.75%	—	4
Other bank term loans	121	125
Capital lease obligations	150	153
Notes payable and other	76	102

	4,238	4,596
Less: amounts due within one year	(269)	(363)

Long-term debt	$3,969	$4,233

Outstanding debt maturing in the next five years are (in millions): 2004 - $269; 2005 - $335; 2006 - $19; 2007 - $214 and 2008 - $26.

Capital lease obligations consist primarily of Industrial Development Revenue Bonds and Notes with an average effective rate of 4.7%. All of the Industrial Development Revenue Bonds are supported by letters of credit. The interest rates on the variable-rate, tax-exempt bonds closely follow the tax-exempt commercial paper rates.

In December 2003, MeadWestvaco negotiated a $500 million bank credit agreement that expires in December 2004. In December 2001, the company negotiated a $500 million bank credit agreement that expires in December 2006. The $1 billion of credit facilities were unused as of December 31, 2003. Borrowings under these agreements can be unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. There were no commercial paper borrowings at December 31, 2003 and 2002. The $1 billion revolving credit agreements contain a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55% as well as certain other covenants with which the company is in compliance.

The maximum amounts of combined commercial paper outstanding during the years ended December 31, 2003 and 2002, was $752 million and $853 million, compared to $75 million in the two-month transition period ended December 31, 2001, and $380 million in the fiscal year ended October 31, 2001. The average amount of commercial paper outstanding during the years ended December 31, 2003 and 2002, was $304 million and $213 million, with an average interest rate of 1.3% and 2.2%, respectively. The average amount of commercial paper outstanding during the two-month transition ended December 31, 2001, and the fiscal year ended October 31, 2001, was $15 million in each period. For the two-month transition period ended December 31, 2001, and fiscal year ended October 31, 2001, the average interest rates for these borrowings were 2.9% and 6.05%, respectively.

On March 19, 2003, MeadWestvaco filed a registration statement with the Securities and Exchange Commission on Form S-3, covering up to $500 million in debt securities. On November 20, 2003, the company issued $175 million

RESTATED NOTES TO FINANCIAL STATEMENTS

of 2.75% and $125 million of floating rate two-year notes covered by this registration statement for the purpose of repayment of commercial paper. The net proceeds from the sale of the notes were used to repay short-term borrowings having a weighted average interest rate, as of November 20, 2003, of approximately 1.3%. The short-term borrowings being repaid were incurred by the company to finance the repayment of long-term indebtedness and for working capital needs.

During 2003, the company retired approximately $620 million of higher coupon debt incurring pretax charges of $26 million. In 2002, the company also incurred pretax charges of $6 million to retire higher coupon debt, with no such charges in the two-month transition period ended December 31, 2001, and the fiscal year ended October 31, 2001.

At December 31, 2003, the book value of financial instruments included in long-term debt was $4.2 billion, and the fair value was estimated to be $4.7 billion. The difference between book value and market value is derived from the difference between the period-end market interest rate and the stated rate for the company’s fixed-rate long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

H. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate and foreign currency exchange rate fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments. All derivative instruments are required to be recorded on the consolidated balance sheet as assets or liabilities, measured at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income (loss) and is recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and financial instruments not designated as hedges are recognized in earnings.

Interest rate risk

The company utilizes interest-rate swap agreements to manage some of its interest-rate risk on its debt instruments including the reset of interest rates on variable-rate debt. As part of an overall strategy to maintain an acceptable level of exposure to interest rate fluctuations, the company has developed a targeted mix of fixed-rate and variable-rate debt. To efficiently manage this mix, the company may utilize interest-rate swap agreements. The company has interest-rate swaps designated as fair-value hedges of certain fixed-rate borrowings. The maturity dates on these swaps match the maturity dates of the underlying debt. The company also has an interest-rate swap with a notional amount of $50 million, designated as a cash-flow hedge. During the years ended December 31, 2003 and 2002, the two-month transition period ended December 31, 2001, and the fiscal year ended October 31, 2001, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness under SFAS No. 133. Details on the interest-rate swaps are included below:

In millions	December 31
	2003	2002
Notional amount	$925	$750
Fair value	43	56
Carrying amount	4	3
Net unrecognized gain	39	53

RESTATED NOTES TO FINANCIAL STATEMENTS

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with its international operations. The company utilizes forward contracts, which are short term in duration and receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. The forward contracts, which are not designated as hedging instruments under SFAS No. 133, are used to hedge the impact of variability of exchange rates on the company’s cash flows. The company only utilized foreign currency forward contracts in 2003 and 2002. Information related to the company’s foreign currency forward contracts is as follows:

In millions	December 31
	2003	2002
Notional amount	$132	$134
Fair value	—	(4)
Carrying amount	—	(4)

The company also held convertible debentures classified as available-for-sale securities (see Note E). The debentures were received as part of the consideration for the sale of an equity investee. The embedded derivative was bifurcated from the debenture and was not designated as a hedge. The convertible debenture was sold in the fourth quarter of 2003. During 2002, the fair value of the derivative decreased approximately $1 million. This amount is recorded in other expense (income). The fair value of the option was recorded in other assets at December 31, 2002.

The net derivative loss included in other comprehensive loss at December 31, 2003, which is expected to be reclassified to earnings within the next 12 months associated with the interest rate cash-flow hedge is not significant.

I. Leasing activities and other commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments under operating leases that have noncancellable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2004	$67	$16
2005	48	18
2006	36	9
2007	26	7
2008	20	7
Later years	30	260

Minimum lease payments	$227	317

Less: amounts representing interest		(167)

Capital lease obligations		$150

RESTATED NOTES TO FINANCIAL STATEMENTS

Rental expense under operating leases was $113 million and $115 million for the years ended December 31, 2003 and 2002, respectively, $9 million for the two-month transition period ended December 31, 2001, and $55 million for the fiscal year ended October 31, 2001.

At December 31, 2003, commitments required to complete currently authorized capital projects were approximately $44 million.

J. Shareholders’ equity

The value included in common stock at December 31, 2003 and 2002, reflects the outstanding shares of common stock at the $0.01 par value.

The company did not repurchase shares of company stock during the years ended December 31, 2003 and 2002. Upon the merger, the 1987 and 1997 repurchase programs were terminated. Westvaco did not repurchase shares of company stock during the two-month transition period ended December 31, 2001, and repurchased 60,000 in the fiscal year ended October 31, 2001, under a repurchase program authorized in 1997 by the Board of Directors. The program was initiated to satisfy issuances under the company’s stock option plans. There were no purchases in the periods presented under the stock repurchase program authorized in 1987 by the Board of Directors. All repurchased shares held in treasury were cancelled at the time of the merger.

At December 31, 2003, there were approximately 200 million preferred stock purchase rights outstanding, each representing the right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for an exercise price of $150. Pursuant to a Rights Agreement approved by the company’s Board of Directors in 2002, in the event a person or group were to acquire a 15% or greater position in the company, each right would become exercisable for 1/100th of a share of preferred stock which would entitle its holder (other than the acquirer) to buy that number of shares of common stock of MeadWestvaco which, at the time of the 15% acquisition, had a market value of two times the exercise price of the rights. If, after the rights have been triggered, an acquiring company were to merge or otherwise combine with the company or MeadWestvaco were to sell 50% or more of its assets or earning power, each right would entitle its holder (other than the acquirer) to buy that number of shares of common stock of the acquiring company which, at the time of such transaction, would have a market value of two times the exercise price of the rights. The rights have no effect on earnings per share until they become exercisable. The rights expire in December 2012. At December 31, 2003, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $0.92 per share in each of the years ended December 31, 2003 and 2002, $0.22 per share during the two-month transition period ended December 31, 2002, and $0.88 per share during the fiscal year ended October 31, 2001.

RESTATED NOTES TO FINANCIAL STATEMENTS

The company’s 90% interest in one of its consolidated subsidiaries, includes an obligation by the company to buy back shares (share put) of MeadWestvaco stock issued as part of the purchase price, at a fixed rate which approximates $57 million. This obligation is recorded in other long-term obligations. Also, the company guaranteed a fixed value of approximately $11 million to the minority interest holder of the remaining 10% interest in this consolidated investment, which is also included in other long-term obligations.

K. Stock option plans

Officers and key employees have been granted stock options under various stock-based compensation plans, all of which have been approved by the shareholders. At December 31, 2003, MeadWestvaco had five stock option plans. There are 27 million shares reserved for the issuance under the 1988 Stock Option and Stock Appreciation Rights Plan, the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, and the 1999 Salaried Employee Stock Incentive Plan for the granting of stock options and stock appreciation rights to key employees. Grants of stock options and other stock-based compensation awards are approved by the Compensation Committee of the Board of Directors. At December 31, 2003, the company had two stock option plans for the granting of up to approximately 375,000 stock options to outside directors. The exercise price of all options equals the market price of the company’s stock on the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights, with or without limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control and are exercisable after a period of six months to three years and expire not later than ten years from the date of grant. Except for grants to employees of the company that are employed in countries that do not allow local employees to hold stock options of companies domiciled in other countries, no new grants for stock appreciation rights were awarded in the periods presented. Restricted stock may be granted under certain employee plans. During the year ended December 31, 2003, no shares of restricted stock were granted. During the year ended December 31, 2002, 10,000 shares of restricted stock were granted at the market price of the company’s stock on the date of grant. The shares are recorded as expense over the two-year vesting period.

Options to purchase 1.3 million shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price. Options granted with this feature are accounted for as a fixed award.

A Restricted Stock Plan provides for the issuance of restricted common shares to certain employees and to directors who are not officers or employees of the company. Restricted stock, if any, issued to directors is expensed when awarded. Other than any annual grants to directors, restricted stock is issued from the plan as payment under the company’s incentive compensation plan. The incentive compensation under this plan is expensed, as earned, and paid annually with a combination of cash and restricted stock. The number of restricted shares awarded to individual participants is based upon the portion of the incentive compensation liability payable in restricted stock divided by the company’s stock price at the date of grant. During 2003, there were no common shares issued and outstanding under this plan.

In connection with the merger with Mead, the company assumed all outstanding options granted under Mead stock option plans for employees and directors. Each such option to purchase one share of Mead common stock outstanding at the merger date became fully vested (in accordance with the applicable Mead stock option agreements) and became an option, on the same terms and conditions, to purchase one share of MeadWestvaco common stock. A total of 9.9 million Mead stock options were outstanding at the merger date. Included in the total purchase price of the transaction is $77 million, representing the estimated fair value of the 9.9 million Mead options based on assumptions as of the date of the announcement of the transaction using a binomial option pricing model.

RESTATED NOTES TO FINANCIAL STATEMENTS

The historical amounts for Westvaco options outstanding, granted, exercised and cancelled, along with the related weighted average exercise prices, have been adjusted to reflect the conversion of Westvaco shares to MeadWestvaco shares. The following table summarizes activity in the plans:

Shares, in thousands	Options	Weighted average exercise price
Outstanding at October 31, 2000	6,024	$28.94
Granted	1,364	28.77
Exercised	(284)	24.12
Cancelled	(88)	27.43

Outstanding at October 31, 2001	7,016	29.12
Granted	1,365	29.56
Exercised	(141)	24.84
Cancelled	(9)	27.65

Outstanding at December 31, 2001	8,231	29.27
Granted	1,087	31.18
Mead options assumed	9,880	27.87
Exercised	(1,245)	26.37
Cancelled	(373)	28.44

Outstanding at December 31, 2002	17,580	28.82
Granted	2,216	23.99
Exercised	(943)	22.16
Cancelled	(618)	28.21

Outstanding at December 31, 2003	18,235	28.60

The following table shows various information about stock options outstanding at December 31, 2003:

	Range of exercise prices
Shares, in thousands	$18.91-$27.14	$27.20-$31.70	$32.99-$41.15	Total
Number outstanding	5,586	10,435	2,214	18,235
Weighted average price	$24.90	$29.54	$33.51	$28.60
Weighted average remaining life (in years)	5.55	5.59	4.16	5.41
Number exercisable	3,500	9,802	2,214	15,516
Weighted average price	$25.46	$29.39	$33.51	$29.09

There were 2.4 million and 4.4 million shares available for grant as of December 31, 2003 and 2002, respectively. At December 31, 2003, approximately 59,000 outstanding options had related limited stock appreciation rights and approximately 89,000 stock appreciation rights were outstanding. The company measures compensation expense related to the stock appreciation rights at the end of each period. The amount by which the quoted market value of the shares of the company’s stock covered by a grant exceeds the option price specified under the plan is charged to expense over the periods the employee performs the related services. Changes in the quoted market value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur. For all periods presented, the expenses related to stock appreciation rights were not material. There were no exercises of stock appreciation rights for the periods presented.

RESTATED NOTES TO FINANCIAL STATEMENTS

The company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. Assumptions used to calculate the pro forma effects of option grants were the following (see Summary of Significant Accounting Policies for pro forma disclosures):

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
	2003	2002	2001	2001
Weighted average fair value of options granted during the period using a binomial option pricing model	$6.84	$10.11	$7.30	$7.05
Weighted average assumptions used for grants:
Expected dividend yield	3.83%	2.96%	3.07%	3.15%
Expected volatility	36%	36%	25%	25%
Risk-free interest rate	3.27%	4.65%	4.77%	5.61%
Expected life of option (in years)	6	6	7	6

L. Employee retirement, postretirement and postemployment benefits

Retirement plans

MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under unfunded benefit plans. Benefits are based on a final average pay formula for the salaried plans and a unit benefit formula for the bargained hourly plans. Prior service costs are amortized on a straight-line basis over the average remaining service period for active employees. Contributions are made to the funded plans in accordance with ERISA requirements.

In accordance with the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, settlements, curtailments and termination benefits associated with merger-related and restructuring activities were recorded. Net pension income reflects cumulative favorable investment returns on plan assets. The components of net pension income for each of the periods presented are as follows:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
Service cost-benefits earned during the period	$71	$65	$6	$33
Interest cost on projected benefit obligation	156	146	15	79
Expected return on plan assets	(303)	(315)	(40)	(217)
Amortization of net transition asset	—	(2)	—	(6)
Amortization of prior service cost	11	10	1	7
Amortization of net gain	(5)	(28)	(5)	(31)

Pension income before settlements and curtailments	(70)	(124)	(23)	(135)
Settlements	1	2	—	—
Curtailments	5	(8)	—	—

Net pension income	$(64)	$(130)	$(23)	$(135)

Minimum pension liability (before taxes)	$1	$7	$—	$5

RESTATED NOTES TO FINANCIAL STATEMENTS

Postretirement benefits

MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Effective January 1, 2004, MeadWestvaco modified certain postretirement healthcare benefits to be provided to future retirees. The impact of these changes will reduce the postretirement benefit obligation by about $68 million which will be amortized over the remaining life of the eligible employees. Combined with other demographic changes in the plan, the postretirement expense is not expected to change significantly. The components of net postretirement benefits cost for each of the periods presented are as follows:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
Service cost-benefits earned during the period	$9	$8	$1	$1
Interest cost	15	12	1	1
Expected return on plan assets	(1)	(1)	—	—
Net amortization	1	(1)	(1)	(1)
Termination benefits	1	2	—	—

Net postretirement benefits cost	$25	$20	$1	$1

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. Pursuant to guidance provided in FASB Staff Position SFAS No. 106-1, the company has chosen to defer recognition of the Act, and, accordingly, postretirement benefit obligations and net periodic postretirement benefit cost do not reflect any potential impact of the legislation. The company believes that the impact of the legislation will not be material to the results of operations or financial position of the company.

The changes in consolidated benefit obligations, plan assets and funded status for the defined benefit and postretirement benefit plans are shown below. The net prepaid pension cost is included in other assets, except for an obligation of $88 million for the unfunded benefit plans and plans with accumulated benefit obligations in excess of plan assets, which is recorded as a long-term liability. The following table also sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2003 and 2002, based on a measurement date of December 31 for each period.

RESTATED NOTES TO FINANCIAL STATEMENTS

Obligations, assets and funded status

	Retirement benefits		Postretirement benefits
	Years ended December 31		Years ended December 31
In millions	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of period	$2,441	$1,400	$229	$21
Service cost	71	65	9	8
Interest cost	156	146	15	12
Actuarial loss	44	121	40	37
Plan amendments	3	16	(68)	—
Foreign currency exchange rate changes	5	1	—	—
Employee contributions	1	1	—	—
Acquisitions	—	911	—	168
Termination benefit costs	40	43	1	1
Benefits paid (including termination benefits)	(215)	(238)	(15)	(14)
Curtailment (gain) loss	—	(25)	—	(4)

Benefit obligation at end of year	$2,546	$2,441	$211	$229

Change in plan assets:
Fair value of plan assets at beginning of period	$2,732	$2,292	$5	$—
Actual return on plan assets	643	(287)	1	(1)
Company contributions	12	24	15	14
Acquisitions	—	939	—	6
Foreign currency exchange rate changes	3	1	—	—
Employee contributions	1	1	—	—
Benefits paid (including termination benefits)	(215)	(238)	(15)	(14)

Fair value of plan assets at end of year	$3,176	$2,732	$6	$5

Funded status of the plans:	$630	$291	$(205)	$(224)
Unrecognized net actuarial loss	207	510	68	30
Unamortized prior service cost (benefit)	103	111	(68)	—

Net pension asset (liability)	$940	$912	$(205)	$(194)

Amounts recognized in the balance sheet consist of:
Prepaid pension asset	$1,015	$970	$—	$—
Accrued benefit liability	(88)	(76)	(205)	(194)
Intangible assets	—	6	—	—
Accumulated other comprehensive income	13	12	—	—

Total net pension asset (liability)	$940	$912	$(205)	$(194)

The accumulated benefit obligation for all defined benefit plans was $2,401 million and $2,231 million at December 31, 2003 and 2002, respectively.

RESTATED NOTES TO FINANCIAL STATEMENTS

For plans with accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were:

	December 31
In millions	2003	2002
Projected benefit obligation	$116	$135
Accumulated benefit obligation	104	123
Fair value of plan assets	35	54

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2003	2002
Retirement benefits:
Discount rate	6.00%	6.50%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.00%	4.50%
Postretirement benefits:
Discount rate	6.00%	6.50%

The weighted average assumptions used to determine net pension income and postretirement benefits cost for the years/periods presented:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
	2003	2002	2001	2001
Retirement benefits:
Discount rate	6.50%	6.69%	6.50%	6.50%
Expected return on plan assets	8.50%	8.84%	8.75%	8.75%
Rate of compensation increase	4.50%	5.09%	5.00%	5.00%
Postretirement benefits:
Discount rate	6.50%	6.94%	6.50%	6.50%
Expected return on plan assets	8.00%	8.00%	—	—
Rate of compensation increase	4.50%	5.00%	5.00%	5.00%

MeadWestvaco’s approach to developing capital market assumptions combines an analysis of historical performance, the drivers of investment performance by asset class and current economic fundamentals. For returns, the company utilizes a building block approach starting with an inflation expectation and adds an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of future expectations for the U.S. Treasury real yield curve. The company derives return assumptions for all other equity and fixed income asset classes by starting with either the U.S. Equity or U.S. Fixed Income return assumption and adding a risk premium which reflects any additional risk inherent in the asset class.

RESTATED NOTES TO FINANCIAL STATEMENTS

The annual rate of increase in healthcare costs was assumed to be 14% and 15% at December 31, 2003 and 2002, respectively, declining 1% per year until reaching 6% in 2011 and thereafter. The effect of a 1% increase in the assumed healthcare cost trend rate would increase the December 31, 2003 accumulated postretirement benefit obligation by $14 million and the total service and interest cost for 2003 by $2 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2003, accumulated postretirement benefit obligation by $10 million and the total service and interest cost for 2003 by $2 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was approximately $41 million and $31 million for the years ended December 31, 2003 and 2002, respectively, $4 million for the two-month transition period ended December 31, 2001, and $21 million in fiscal year ended October 31, 2001.

Retirement plan assets

The MeadWestvaco retirement plan asset allocation at December 31, 2003 and 2002, target allocation for 2004, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31		Weighted average expected long-term rate of return
	2004	2003	2002	2003
Asset category:
Equity securities	66%	79%	76%	8.77%
Debt securities	21%	17%	19%	5.78%
Real estate	8%	2%	2%	6.90%
Other	5%	2%	3%	9.40%

Total	100%	100%	100%

The MeadWestvaco Master Retirement Trust maintains a well-diversified investment program through both the long-term allocation of trust fund assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Active management of assets is used in asset classes and strategies where there is the potential to add value over a benchmark. The long-term trust fund asset allocation policy emphasizes the use of the equity class of securities that are expected to provide the long-term growth necessary to cover the growth of the plans’ obligations. The policy may also allocate funds to other asset classes that serve to enhance long-term risk-adjusted return expectations. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. A portion of the overall fund will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans.

At December 31, 2003 and 2002, equity securities included $72 million and $60 million of company stock, respectively, representing approximately 2% of total plan assets.

Cash flows

Contributions:

The company does not anticipate any required contributions to the U.S. retirement plans in the foreseeable future as the plans are not subject to any minimum regulatory funding requirements.

RESTATED NOTES TO FINANCIAL STATEMENTS

The company expects to pay $24 million in benefits to participants of the nonqualified pension and postretirement plans in 2004.

Estimated Future Benefit Payments:

In millions	Retirement benefits	Postretirement benefits
2004	$150	$16
2005	154	18
2006	158	20
2007	172	21
2008	181	23
2009 – 2013	1,005	129

Postemployment benefits

MeadWestvaco provides limited postemployment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation and severance.

M. Restructuring and other merger-related expenses

Year ended December 31, 2003

For the year ended December 31, 2003, MeadWestvaco recorded total pretax charges of $68 million for asset writedowns, facility closures and employee separation costs, of which $47 million and $21 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Of these amounts, $12 million and $3 million were recorded within cost of sales and selling, general and administrative expenses, respectively, in the fourth quarter of 2003.

Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

The following table and discussion present additional detail of the 2003 charges by business segment:

In millions	Asset writedowns	Employee costs	Inventory writedowns	Other costs	Total
Packaging	$13	$19	$2	$3	$37
Paper	—	12	—	—	12
Consumer and Office Products	—	1	—	—	1
Corporate and other	2	21	—	—	23

	$15	$53	$2	$3	$73

Gain on sale of previously written-down facilities	$(5)	$—	$—	$—	$(5)

Packaging: During the year, the company wrote down to net realizable value a sawmill and related assets that the company is marketing for sale. The company also recorded employee separation costs of $2 million related to approximately 150 employees associated with the sawmill. Primarily all of these employees have separated from the company as of December 31, 2003. Total charges for these actions were approximately $11 million through December 31, 2003.

RESTATED NOTES TO FINANCIAL STATEMENTS

Also, during the year, the company took actions to streamline its packaging operations through the planned shutdown of packaging converting plants in Richmond, Virginia; Cleveland, Tennessee; and Newark, Delaware. Approximately 525 employees were affected by the closures and had separated from the company as of December 31, 2003. The total costs associated with the closures were approximately $17 million.

Additionally, $2 million of asset writedowns and $7 million of employee separation costs covering about 370 employees were incurred during the year as a result of various other restructuring activities. Approximately one-half of the employees affected by these activities have separated from the company as of December 31, 2003, and the remaining are expected to separate in 2004.

Paper: As part of the company’s planned integration strategy and various restructuring activities, the Paper segment had charges of $12 million for the separation benefits of approximately 160 employees. As of December 31, 2003, many of the affected employees had been separated. The remaining separations are expected to occur by the end of the first half of 2004. In addition, in 2003 the company sold a previously written-down facility. As a result of the sale of that facility, the company recorded a gain of $2 million.

Consumer and Office Products: During 2003, the company sold a previously written-down facility, resulting in a gain of $3 million recorded by the company.

Corporate and other: As part of the continued review of the businesses and various restructuring activities, including the reorganization of overlapping corporate functions and other business units, the company recorded charges that included $21 million of employee separation benefits covering about 280 employees. Approximately 40% of the employees have separated from the company as of December 31, 2003, and the remaining are expected to separate in 2004. Additionally, a corporate asset that was sold was written down to its estimated fair value, resulting in a charge of $2 million.

Year ended December 31, 2002

For the year ended December 31, 2002, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $153 million. Approximately $75 million and $78 million were recorded within cost of sales and selling, general and administrative expenses, respectively. The charges were mainly attributable to the shutdown of a paper machine at the Westvaco mill in Luke, Maryland, closure of three consumer and office products envelope plants, the realignment of the consumer packaging operations, and the reorganization of corporate and other business units, principally information technologies, finance, forestry, and purchasing and logistics. As of December 31, 2003, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs were substantially utilized. Although the charges were not recorded as part of segment results, $23 million related to the Packaging segment, $31 million to the Paper segment, $14 million to the Consumer and Office Products segment, and $85 million to Corporate and other.

Fiscal year ended October 31, 2001

During the fiscal year ended October 31, 2001, Westvaco recorded total pretax restructuring charges of $57 million, including $55 million within cost of sales and $2 million within selling, general and administrative expenses. The charges were primarily recorded in the fourth quarter and were mainly attributable to the shutdown of a paper mill in Tyrone, Pennsylvania, and realignment of the consumer packaging operations. As of December 31, 2002, all of the actions related to these charges were complete and the balance of the accruals for employee and other costs were utilized. Although the charges were not recorded as part of segment results, $27 million related to the Packaging segment, $29 million to the Paper segment, and $1 million to the Specialty Chemicals segment.

RESTATED NOTES TO FINANCIAL STATEMENTS

Summary of all restructuring liabilities

The activity in the accrued restructuring liability balances related to all of the plans described above for the period October 31, 2000, to December 31, 2003, was as follows:

In millions	Employee costs	Other costs	Total
Balance of related accruals at October 31, 2000	$—	$—	$—
Add: current charges	9	5	14
Less: payments	2	—	2

Balance of related accruals at October 31, 2001	7	5	12
Add: current charges	—	—	—
Less: payments	3	3	6

Balance of related accruals at December 31, 2001	4	2	6
Add: current charges	36	4	40
Less: payments	18	3	21

Balance of related accruals at December 31, 2002	22	3	25
Add: current charges	53	3	56
Less: payments	54	3	57

Balance of related accruals at December 31, 2003	$21	$3	$24

N. Other expense (income), net

Components of other expense (income), net are as follows:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
	Restated	Restated
Gains on sales of forestlands	$(106)	$(105)	$—	$(35)
Interest income	(12)	(12)	(1)	(11)
Share of investee earnings	(21)	(11)	—	—
Loss on the extinguishment of debt	26	6	—	—
Foreign currency transaction (gains) losses	(1)	14	—	1
Gain on the sale of investment in convertible debenture	(5)	—	—	—
Gain on insurance recovery	(12)	—	—	—
Other, net	(3)	4	4	(3)

	$(134)	$(104)	$3	$(48)

The company completed the sale of 742,000 acres of forestlands generating pretax gains of $106 million

RESTATED NOTES TO FINANCIAL STATEMENTS

compared to pretax gains of $105 million on the sale of 186,000 acres of forestlands in 2002. In 2003, the company also sold its investment in a convertible debenture for a gain of $5 million and recorded an insurance recovery settlement gain of $12 million related to the reimbursement of certain past defense costs incurred by the company.

O. Income taxes

Income (loss) from continuing operations before income taxes is comprised of the following:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
	Restated	Restated
U.S. domestic income (loss)	$(151)	$(101)	$(52)	$51
Foreign income	125	85	13	67

	$(26)	$(16)	$(39)	$118

The significant components of the income tax provision (benefit) are as follows:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
	Restated	Restated
Currently payable:
U.S. federal	$—	$—	$(11)	$(21)
State and local	—	—	(2)	(4)
Foreign	12	17	1	12

	12	17	(12)	(13)

Deferred:
U.S. federal	(78)	(33)	(5)	33
State and local	(9)	(8)	—	5
Foreign	27	(9)	—	5

Provision for deferred income taxes	(60)	(50)	(5)	43

	(48)	(33)	(17)	30
Allocation to discontinued operations	—	22	—	—

Income tax provision (benefit)[1]	$(48)	$(11)	$(17)	$30

[1]	Related to continuing operations.

RESTATED NOTES TO FINANCIAL STATEMENTS

The following table summarizes the major differences between the actual income tax provision (benefit) attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
	Restated	Restated
Income tax provision (benefit) computed at the U.S. federal statutory rate of 35%	$(10)	$(5)	$(14)	$41
State and local income taxes, net of federal benefit	(10)	(10)	(2)	—
Foreign income tax rate differential	(10)	(8)	(3)	(11)
Goodwill	—	—	1	5
Permanent differences	(4)	—	—	—
Resolution of prior year tax matters	(3)	3	—	(3)
Fixed asset deferred tax adjustment	(21)	1	—	—
Loss of foreign tax credits previously recorded	—	3	—	—
Valuation allowances	11	5	—	—
Other	(1)	—	1	(2)

Income tax provision (benefit)[1]	$(48)	$(11)	$(17)	$30

Effective tax rate[1]	184.6%	68.8%	43.6%	25.4%

[1]	Related to continuing operations.

The principal current and noncurrent deferred tax assets and liabilities are as follows:

	December 31
In millions	2003	2002
	Restated	Restated
Deferred tax assets:
Employee benefits	$116	$95
Postretirement benefit accrual	72	63
Other accruals and reserves	7	74
Identifiable intangibles	34	15
Alternative minimum tax carryforward	132	125
Net operating loss carryforwards	295	215
Other	77	84

Total deferred tax assets	733	671
Valuation allowance	(89)	(72)

Net deferred tax assets	644	599
Deferred tax liabilities:
Depreciation	(1,577)	(1,642)
Nontaxable pension asset	(371)	(347)
State and local taxes	(152)	(196)
Other[1]	(107)	(23)

Total deferred tax liabilities	(2,207)	(2,208)

Net deferred tax liability	$(1,563)	$(1,609)

Included in the balance sheets:
Current assets - deferred tax assets	$77	$78
Noncurrent net deferred tax liabilities	(1,640)	(1,687)

Net deferred tax liability	$(1,563)	$(1,609)

[1]	Includes all non-U.S. deferred tax liabilities.

RESTATED NOTES TO FINANCIAL STATEMENTS

The federal net operating loss carryforward is approximately $508 million and is available to reduce federal taxable income through 2023. At December 31, 2003, the company had $132 million of alternative minimum tax credit carryforwards, which do not expire under current law. The company’s valuation allowance against deferred tax assets primarily relates to state tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2003 and 2002, no domestic income taxes have been provided on the company’s share of undistributed net earnings of overseas operations due to management’s intent to reinvest such amounts indefinitely. Those earnings totaled $664 million and $423 million at December 31, 2003 and 2002, including foreign currency translation adjustments. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The company has operations in tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. While actual results could vary, in management’s judgment the company has adequate accruals with respect to the ultimate outcome of such audits. In connection with the merger, the company reorganized its international structure to more efficiently manage international cash flows and to provide internal leverage across foreign operations.

Approximately $2 million of deferred income taxes was provided for components of other comprehensive income (loss) during the year ended December 31, 2002, and the fiscal year ended October 31, 2001, and there were no such amounts required to be provided in the other periods presented.

P. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the

RESTATED NOTES TO FINANCIAL STATEMENTS

method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has recorded liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Expenses to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $35 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. There were approximately 700 lawsuits at December 31, 2003. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. The company has established litigation liabilities of approximately $27 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Q. MeadWestvaco merger

On January 29, 2002, Westvaco and Mead consummated a merger of equals to create MeadWestvaco, a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. The merger was structured as a stock-for-stock exchange and was accounted for as a purchase transaction under the accounting guidelines for business combinations. Under the terms of the transaction, Mead shareholders received one share of MeadWestvaco stock for each share of Mead stock held, and Westvaco shareholders received 0.97 shares of MeadWestvaco stock for each share of Westvaco stock held. Mead shareholders also received a cash payment of $1.20 per share (paid by Mead). Westvaco and Mead determined that the relative outstanding share ownership and the designation of certain senior management positions required Westvaco to be the acquiring entity for accounting purposes with the historical financial statements of Westvaco becoming the historical financial statements of MeadWestvaco. The assets and liabilities of the acquired business are included in the company’s consolidated balance sheets. Results of Mead’s operations have been included in the consolidated statement of operations for approximately eleven months in 2002, since the date of the merger. The purchase price for the acquisition, including transaction costs, has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition and such allocation was completed in 2002. The

RESTATED NOTES TO FINANCIAL STATEMENTS

stock-for-stock exchange resulted in the issuance of approximately 99.2 million shares of common stock to fund the value of the merger of $3.1 billion. The merger resulted in $497 million of goodwill with $70 million allocated to the Packaging segment, $236 million allocated to the Paper segment, $183 million allocated to the Consumer and Office Products segment and $8 million allocated to the Specialty Chemicals segment. In 2003, these amounts have been adjusted for charges to merger goodwill.

MeadWestvaco established accruals relating primarily to employee separation costs, facility closure costs and other actions relating to the integration of certain Mead operations into MeadWestvaco. Costs associated with these integration actions were recognized as a component of purchase accounting, resulting in the establishment of liabilities and adjustments to goodwill. Accordingly, these costs did not impact 2002 earnings and were not allocated to segments. The integration actions included:

•	The closure of three older, high-cost coated paper machines and related facilities at the Chillicothe, Ohio, paper mill and the integration of the Mead and Westvaco paper groups. Costs associated with decommissioning the machines and most employee termination benefits for 427 employees totaled $23 million.

•	The closure of a plant in Front Royal, Virginia, and other actions taken in the Consumer and Office Products segment affecting 213 employees. Costs associated with these actions made in 2002 totaled $12 million.

•	Separating of 103 former Mead corporate personnel employed in a variety of staff positions. The cost of those actions was approximately $42 million.

At December 31, 2003, the remaining balance of liabilities established in conjunction with the actions related to the merger with Mead was approximately $3 million and the company expects to utilize these liabilities by the end of 2004.

In addition to the above costs, which are recognized as a component of purchase accounting, MeadWestvaco recorded restructuring and other merger-related costs charged to earnings in 2002 of approximately $153 million, all of which relates to the former Westvaco operations. See Note M for further information.

MeadWestvaco Corporation Selected Unaudited Pro Forma Combined Financial Data

The following table summarizes, under the purchase method of accounting, selected unaudited pro forma combined statements of operations data for the year ended December 31, 2002, and the fiscal year ended October 31, 2001, as if the business combination between Westvaco and Mead had been completed at the beginning of the periods presented. This selected unaudited pro forma combined financial data is included only for the purposes of illustration, and it does not necessarily indicate what the operating results would have been if the business combination between Westvaco and Mead had been completed on such date. Moreover, this information does not necessarily indicate what the future operating results of the combined company will be. The 2002 information includes 11 months of actual data and one month of pro forma data for Mead. The unaudited pro forma information includes adjustments for income taxes, interest expense, depreciation, depletion and amortization. The unaudited pro forma combined condensed statement of operations data for 2001 reflects the fiscal year ended October 31, 2001, for Westvaco and the year ended December 31, 2001, for Mead.

RESTATED NOTES TO FINANCIAL STATEMENTS

Pro forma in millions, except per share Unaudited	2002	2001
	Restated
Net sales	$7,464	$7,663

Income (loss) from continuing operations	(13)	47
Net income (loss)[1]	(409)	33
Income (loss) per common share from continuing operations - assuming dilution	(0.07)	0.24
Net income (loss) per common share – assuming dilution[1]	(2.13)	0.17

[1]	Includes discontinued operations, net of taxes, and cumulative effect of accounting change for the year ended December 31, 2002.

R. Other acquisitions and dispositions

2003 Acquisitions

During the first quarter of 2003, MeadWestvaco acquired AMCAL, Inc. (“AMCAL”), a company that designs and supplies licensed calendars, gifts and stationery products, for approximately $12 million. AMCAL is included in the company’s Consumer and Office Products segment. This acquisition is not expected to have a material impact on the company’s consolidated financial statements. The purchase price allocation resulted in approximately $9 million of identifiable intangible assets that will be amortized over their estimated useful lives of five years.

During the fourth quarter of 2003, the company completed the purchase of essentially all of the assets of Day Runner, Inc., a designer, developer and distributor of loose-leaf, personal organizers and related products for the retail stationery market. This acquisition is also included in the company’s Consumer and Office Products segment. This acquisition is not expected to have a material impact on the company’s consolidated financial statements. The purchase price was $43 million and resulted in approximately $20 million of identifiable intangible assets that will be amortized over their estimated useful lives of three to seven years and goodwill of $13 million with the remainder allocated to working capital items. This purchase price allocation is preliminary and is expected to be finalized in the first quarter of 2004.

Pro forma results for these acquisitions are not presented, as the transactions were not significant.

2002 Acquisitions

During the second quarter of 2002, the company acquired Kartoncraft Limited, a leading Irish producer of pharmaceutical packaging. The purchase price for the acquisition, including transaction costs, had been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition. The business is included in the company’s Packaging segment. Kartoncraft, located near Dublin, Ireland, employs approximately 80 people and also produces packaging for consumer electronic, beverage and food applications.

Pro forma results for this acquisition are not presented, as the transaction was not significant.

2001 Acquisitions

During 2001, the company purchased the following businesses:

•	Alfred Wall AG and related assets, a leading supplier of packaging of consumer products. The purchase price was $99 million in cash and stock, plus assumed debt of $51 million.

RESTATED NOTES TO FINANCIAL STATEMENTS

•	Polymatrix, a leading producer of specialty plastic components for digital video disks (DVDs), compact disks (CDs) and other entertainment packaging; and TM Limited, one of Europe’s leading suppliers of specialty packaging design and prepress and print services to the movie industry. The combined purchase price was $41 million in cash, plus assumed debt of $15 million.

Approximately $73 million of goodwill was recognized on the above transactions. The goodwill was assigned to the Packaging segment.

Pro forma results for these acquisitions are not presented, as the transactions were not significant.

Dispositions

On September 30, 2002, the company sold its Packaging segment’s Stevenson, Alabama, corrugating medium mill and related assets, including seven container plants and 82,000 acres of forestlands, to Jefferson Smurfit Corporation (U.S.). Following a strategic review of its businesses, the company determined that the corrugating medium market was not core to its long-term packaging strategy. In accordance with SFAS No. 144, this component of the packaging business is reported in discontinued operations. As a result of the sale, the company incurred an after-tax loss on disposal of $27 million, which has been included in loss from discontinued operations. The book value of these assets was established as part of the purchase price allocation process related to the MeadWestvaco merger. These discontinued operations were previously owned and reported by Mead; therefore, information prior to 2002 is not included in the company’s results of operations and financial position.

The following is a summary of the operating results of the discontinued operations from the date of merger through December 31, 2002:

In millions
Sales	$247
Cost of sales	247
Selling, general and administrative expenses	12

Loss from discontinued operations before income tax benefit	(12)
Income tax benefit	5

Loss from discontinued operations	(7)
Loss on disposal, net of $17 tax benefit	(27)

Loss from discontinued operations	$(34)

S. Cash flows

Changes in assets and liabilities, net of acquisitions and dispositions, are as follows:

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
	Restated	Restated
(Increase) decrease in:
Receivables	$(11)	$(102)	$22	$23
Inventories	(63)	173	(6)	(66)
Other current assets	6	(10)	(7)	(22)

Increase (decrease) in:
Accounts payable and accrued expenses	(17)	(45)	6	(47)
Income taxes payable	(6)	—	(2)	4

	$(91)	$16	$13	$(108)

RESTATED NOTES TO FINANCIAL STATEMENTS

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
Cash paid for:
Interest	$320	$303	$41	$216
Less capitalized interest	(2)	(5)	(1)	(7)

Interest paid, net	$318	$298	$40	$209

Income taxes paid (refunded)	$(11)	$46	$1	$3

T. Business segment information

Commencing with the first quarter of 2002, MeadWestvaco’s principal business segments are (1) Packaging, (2) Paper, (3) Consumer and Office Products, and (4) Specialty Chemicals.

The Packaging segment produces bleached paperboard, coated natural kraft paperboard, linerboard and saturating kraft and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and healthcare markets. In addition, the Packaging segment designs and produces multiple packaging and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil; paper, board and plastic are converted into packaging products at plants located in the United States, Brazil, Japan and Europe. These products are sold primarily in North America, with additional markets located in Latin America, Europe, Asia and the Pacific Rim.

The Paper segment is engaged in the manufacturing, marketing and distribution of coated, carbonless and specialty papers. This segment’s products are manufactured at seven domestic mills. The results for the company’s panelboard investee are also reflected in this segment’s results.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelopes and time management products to retailers and commercial distributors. The envelope division was included in the Paper segment prior to 2002. All years prior to 2002 have been reclassified to include the envelope division in this segment. This segment’s operations are conducted predominantly in North America.

The Specialty Chemicals segment manufactures, markets and distributes products at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

RESTATED NOTES TO FINANCIAL STATEMENTS

Corporate and other includes the company’s forestry operations and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income and interest expense, and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, minority interest, income taxes, extraordinary items and cumulative effect of accounting changes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are recorded primarily at market prices.

No single customer accounted for 10% or more of consolidated trade sales in the periods presented.

	Years ended December 31		Two-month transition period ended December 31	Fiscal year ended October 31
In millions	2003	2002	2001	2001
Total sales outside of the United States	$2,281	$1,970	$196	$997
Export sales from the United States	943	880	92	562
Long-lived assets located outside the United States	793	836	662	656
Long-lived assets located in the United States [1]	9,251	9,637	5,133	5,115

[1]	Amounts have been restated for 2003 and 2002.

RESTATED NOTES TO FINANCIAL STATEMENTS

Financial information by business segment follows:

	Sales
In millions	Trade	Inter- segment	Total	Segment profit (loss)	Depreciation and amortization	Segment assets	Capital expenditures
			Restated	Restated		Restated
Year ended December 31, 2003
Packaging	$4,016	$4	$4,020	$275	$362	$5,235	$236
Paper	2,097	30	2,127	(46)	223	2,961	69
Consumer and Office Products	1,055	—	1,055	126	34	671	11
Specialty Chemicals	331	21	352	45	19	317	20
Corporate and other	54	45	99	(426)	86	3,286	57

Total	7,553	100	7,653	(26)	724	12,470	393
Intersegment eliminations	—	(100)	(100)	—	—	—	—

Consolidated totals	$7,553	$—	$7,553	$(26)	$724	$12,470	$393

			Restated	Restated		Restated
Year ended December 31, 2002
Packaging	$3,704	$24	$3,728	$324	$346	$5,139	$263
Paper	2,068	33	2,101	(71)	219	3,003	72
Consumer and Office Products	1,052	1	1,053	131	30	634	10
Specialty Chemicals	324	19	343	57	20	296	19
Corporate and other	94	37	131	(457)	59	3,832	60

Total	7,242	114	7,356	(16)	674	12,904	424
Intersegment eliminations	—	(114)	(114)	—	—	—	—

Consolidated totals	$7,242	$—	$7,242	$(16)	$674	$12,904	$424

Two-month transition period ended December 31, 2001
Packaging	$393	$—	$393	$(6)	$38	$3,938	$46
Paper	100	1	101	(4)	14	1,114	4
Consumer and Office Products	57	—	57	1	1	139	—
Specialty Chemicals	47	3	50	4	4	291	2
Corporate and other	6	5	11	(34)	4	1,346	4

Total	603	9	612	(39)	61	6,828	56
Intersegment eliminations	—	(9)	(9)	—	—	—	—

Consolidated totals	$603	$—	$603	$(39)	$61	$6,828	$56

Fiscal year ended October 31, 2001
Packaging	$2,501	$2	$2,503	$196	$207	$3,929	$188
Paper	691	25	716	41	85	1,117	31
Consumer and Office Products	358	—	358	10	9	138	4
Specialty Chemicals	328	20	348	63	21	294	14
Corporate and other	57	31	88	(192)	25	1,309	59

Total	3,935	78	4,013	118	347	6,787	296
Intersegment eliminations	—	(78)	(78)	—	—	—	—

Consolidated totals	$3,935	$—	$3,935	$118	$347	$6,787	$296

RESTATED NOTES TO FINANCIAL STATEMENTS

U. Two-month transition period

	Two months ended December 31
In millions, except per share data	2001	2000
		(Unaudited)
Sales	$603	$631
Operating income (loss)	(39)	41
Income tax provision (benefit)	(17)	15
Net income (loss)	(22)	26

Net income (loss) per share - basic and diluted	$(0.21)	$0.26

Results for the two months ended December 31, 2001, reflect a $17 million charge, or $0.10 per share, for the writedowns of plant and equipment taken out of service, writedowns of inventories due to lower of cost or market evaluations, increased costs associated with the acceleration of maintenance to coincide with market-related downtime and other items principally relating to employee benefits and receivables. Of the $17 million charge, $11 million is included in cost of sales, $4 million is included in other expense (income), net and $2 million is included in selling, general and administrative expenses.

V. Selected quarterly information (unaudited)

	Years ended December 31
In millions, except per share data	2003[1,3]	2002[2,3]
	Restated	Restated
Sales
First	$1,694	$1,407
Second	1,915	1,919
Third	1,999	2,023
Fourth	1,945	1,893

Year	$7,553	$7,242

Gross profit
First	$181	$142
Second	258	276
Third	315	311
Fourth	243	317

Year	$997	$1,046

Income (loss) from continuing operations
First	$(71)	$(56)
Second	(6)	(6)
Third	27	16
Fourth	72	41

Year	$22	$(5)

Net income (loss)
First	$(75)	$(422)
Second	(6)	(9)
Third	27	(3)
Fourth	72	36

Year	$18	$(398)

Income (loss) from continuing operations per common share - basic and diluted
First	$(0.36)	$(0.33)
Second	(0.03)	(0.03)
Third	0.13	0.09
Fourth	0.36	0.21

Net income (loss) per common share – basic and diluted
First	$(0.38)	$(2.51)
Second	(0.03)	(0.05)
Third	0.13	(0.02)
Fourth	0.36	0.18

[1]	First quarter 2003 results include a charge for the cumulative effect of a change in accounting of $4 million, or $0.02 per share, related to the adoption of SFAS No. 143, a pretax charge of $18 million, or $0.05 per share, for employee termination costs and the impairment of assets, and a pretax charge of $8 million, or $0.03 per share, for costs related to the early retirement of debt. Second quarter 2003 results include a pretax charge of $29 million, or $0.09 per share, related to asset write-downs, facility closures and employee separation costs. Third quarter 2003 results include a pretax charge of $6 million, or $0.02 per share, related to asset write-downs, facility closures and employee separation costs. Fourth quarter 2003 results include pretax charges of $15 million, or $0.05 per share, related to employee separation costs and gains of $12 million, or $0.04 per share, on insurance settlements.
[2]	First quarter 2002 results include a charge for the impairment of goodwill (due to the initial adoption of SFAS No. 142) of $359 million, or $2.13 per share, and a pretax charge of $54 million, or $0.20 per share, for restructuring and merger-related expenses. Second quarter 2002 results include a pretax charge of $34 million, or $0.10 per share, for restructuring and merger-related expenses. Third quarter 2002 results include a pretax charge of $28 million, or $0.08 per share, for restructuring and merger-related expenses. Fourth quarter 2002 results include a pretax charge of $37 million, or $0.11 per share, for restructuring and merger-related expenses and a pretax charge related to the early retirement of debt of $6 million, or $0.02 per share.
[3]	Selected quarterly financial data have been revised to reflect the restatement as described in Note A to the consolidated financial statements. See further disclosure below for more information on the restated quarterly data.

RESTATED NOTES TO FINANCIAL STATEMENTS

The previously reported and restated quarterly information (unaudited) is as follows:

			Years ended December 31
In millions, except per share data	2003	2003	2002	2002
	As previously reported	Restated	As previously reported	Restated
Income (loss) from continuing operations
First	$(72)	$(71)	$(56)	$(56)
Second	(7)	(6)	(5)	(6)
Third	27	27	17	16
Fourth	50	72	41	41

Year	$(2)	$22	$(3)	$(5)

Net income (loss)
First	$(76)	$(75)	$(415)	$(422)
Second	(7)	(6)	(8)	(9)
Third	27	27	(2)	(3)
Fourth	50	72	36	36

Year	$(6)	$18	$(389)	$(398)

Income (loss) from continuing operations per common share - basic and diluted
First	$(0.36)	$(0.36)	$(0.33)	$(0.33)
Second	(0.04)	(0.03)	(0.03)	(0.03)
Third	0.14	0.13	0.09	0.09
Fourth	0.25	0.36	0.21	0.21

Net income (loss) per common share – basic and diluted
First	$(0.38)	$(0.38)	$(2.46)	$(2.51)
Second	(0.04)	(0.03)	(0.04)	(0.05)
Third	0.14	0.13	(0.01)	(0.02)
Fourth	0.25	0.36	0.18	0.18

MeadWestvaco Corporation

World Headquarters

One High Ridge Park

Stamford, Connecticut 06905

www.meadwestvaco.com

45