Form 10-Q/A
period 2004-03-31
MEADWESTVACO CORP
filed 2005-03-14
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park
(State of incorporation)	Stamford, CT 06905
Telephone 203-461-7400
31-1797999	(Address and telephone number of registrant’s principal executive offices)
(I.R.S. Employer Identification No.)

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

MeadWestvaco Corporation 10-Q/A Introductory Note

MeadWestvaco Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) for the quarterly period ended March 31, 2004 restating its previously issued unaudited interim consolidated financial statements to reflect the effect of corrections in accounting for deferred taxes, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries on its interim consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three months ended March 31, 2004 and 2003. The original Form 10-Q was filed on May 10, 2004 (the “Original Filing”).

The aforementioned items are discussed in more detail in Note 2 to the accompanying unaudited consolidated financial statements. Revised financial information for the periods presented reflecting these restatements was previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2003, which was amended by Amendment No. 2 thereto filed with the SEC on March 14, 2005 (the “Form 10-K/A”). The restated financial and other information included in this Amendment No. 1 should be read together with the Form 10-K/A. These items include adjustments previously announced by the company in its Current Report on Form 8-K filed on January 31, 2005. The following Items of the Original Filing are amended by this Amendment No. 1:

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4. Controls and Procedures

Item 6. Exhibits

Unaffected items have not been repeated in this Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, EXCEPT AS OTHERWISE INDICATED THEREIN. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE MAY 10, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. RESTATED FINANCIAL INFORMATION

Item 1. RESTATED FINANCIAL STATEMENTS	INDEX

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	First Quarter Ended March 31
In millions, except per share amounts	Restated 2004	Restated 2003
Net sales	$1,833	$1,694

Cost of sales	1,628	1,513
Selling, general and administrative expenses	211	210
Interest expense	69	77
Other (income) expense, net	(73)	2

Loss before income taxes and cumulative effect of accounting change	(2)	(108)
Income tax benefit	—	(37)

Net loss before cumulative effect of accounting change	(2)	(71)
Cumulative effect of accounting change	—	(4)

Net loss	$(2)	$(75)

Loss per share - basic and diluted:
Net loss before cumulative effect of accounting change	$(0.01)	$(0.36)
Cumulative effect of accounting change	—	(0.02)

Net loss	$(0.01)	$(0.38)

Shares used to compute net loss per share:
Basic and diluted	201.2	200.2

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	March 31, 2004	December 31, 2003
	Restated	Restated
ASSETS
Cash and cash equivalents	$271	$215
Short-term investments	—	10
Accounts receivable, net	884	943
Inventories	1,143	1,098
Other current assets	173	160

Current assets	2,471	2,426

Property, plant, equipment and forestlands, net	7,215	7,378

Prepaid pension asset	1,029	1,015
Goodwill	755	750
Other assets	936	901

	$12,406	$12,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$382	$380
Accrued expenses	846	867
Notes payable and current maturities of long-term debt	281	269

Current liabilities	1,509	1,516

Long-term debt	3,962	3,969
Other long-term obligations	637	632
Deferred income taxes	1,631	1,640

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 201,524,232 (2003 - 200,897,413)	2	2
Additional paid-in capital	3,881	3,870
Retained earnings	881	929
Accumulated other comprehensive loss	(97)	(88)

	4,667	4,713

	$12,406	$12,470

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter Ended March 31
In millions	2004	2003
	Restated	Restated
Cash flows from operating activities:
Net loss	$(2)	$(75)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	177	176
Deferred income taxes	(8)	(27)
Gain on sales of assets	(67)	(4)
Loss on early retirement of long-term debt	—	8
Pension income before settlements and curtailments	(19)	(18)
Impairment of long-lived assets	2	5
Cumulative effect of accounting change	—	4
Changes in working capital, excluding the effects of acquisitions and dispositions	(37)	(149)
Other, net	—	(7)

Net cash provided by (used in) operating activities	46	(87)

Cash flows from investing activities:
Capital expenditures	(63)	(76)
Payments for acquired businesses, net of cash acquired	—	(12)
Proceeds from sales of assets	112	6
Sale of short-term investments	10	—
Other	(2)	(9)

Net cash provided by (used in) investing activities	57	(91)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1	—
Repayment of long-term debt	(21)	(311)
Notes payable, net	5	252
Proceeds from issuance of common stock and exercises of stock options	11	7
Dividends paid	(46)	(46)

Net cash used in financing activities	(50)	(98)

Effect of exchange rate changes on cash	3	—

Increase (decrease) in cash and cash equivalents	56	(276)

Cash and cash equivalents:
At beginning of period	215	372

At end of period	$271	$96

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2003 Annual Report on Form 10-K/A for the year ended December 31, 2003 which includes restated financial statements reflecting the adjustments described in the Note 2 below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s 2003 Annual Report on Form 10-K/A for the year ended December 31, 2003.

Certain prior period amounts have been reclassified in these financial statements to conform to the 2004 financial statement presentation.

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

[Restated and Unaudited]

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net loss and net loss per share would have been reduced to the unaudited pro forma amounts as follows:

	First Quarter Ended March 31
In millions, except per share data	2004	2003
	Restated	Restated
Net loss
As reported	$(2)	$(75)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	2	1

Pro forma net loss	$(4)	$(76)

Loss per share - basic and diluted
As reported	$(0.01)	$(0.38)
Pro forma	(0.02)	(0.38)

2. Restatement of Previously Issued Financial Statements

The restatement reflects corrections related to deferred tax liabilities, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries. In the restatement, the company has adjusted results for the quarter ended March 31, 2003 from a net loss of $76 million to a net loss of $75 million. In the restatement, the company has made certain adjustments to its consolidated statements of operations for the three months ended March 31, 2004, and the consolidated balance sheets as of March 31, 2004 and December 31, 2003. Conforming changes have also been made in the consolidated statements of cash flows and accompanying notes to the consolidated financial statements.

As more fully discussed in Note A - Restatement of Previously Issued Financial Statements beginning on page F-11 of the company’s Form 10-K/A, the restatement for the deferred tax adjustments affected results for 2003 by 1) the correction of the opening deferred tax balance at the time of the merger between Westvaco and Mead relating to Mead’s temporary tax differences, 2) the correction of an overstatement of deferred taxes related to property, plant and equipment, and 3) the correction of an adjustment recorded in the fourth quarter of 2003 relating to the reconciliation of the 2002 income tax return to that year’s income tax benefit recorded in the statement of operations. The Mead-related adjustment pertains to differences existing as of the date of the merger, which affected the MeadWestvaco purchase accounting and the correction resulted in a reduction to goodwill and corresponding adjustment to deferred taxes. These adjustments are reflected in the March 31, 2004 and the December 31, 2003 balance sheets.

The restatement for intercompany transactions was the result of certain misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003. In addition, the company failed to eliminate certain intercompany expenses from 1999 through 2003 relating to one of the company’s business units. The restatement adjustments affected cost of sales and other (income) expense, net, in the consolidated statements of operations for the quarters ended March 31, 2004 and 2003. Additionally, the corrections affected the December 31, 2003 consolidated balance sheet with adjustments in other assets, accounts payable, other long-term liabilities, deferred tax liabilities and accumulated other comprehensive loss (reflecting an adjustment to cumulative translation adjustment). These adjustments affected the results of Corporate and other while the remaining business segments were unaffected.

The restatement for the accounting for an investment in one of the company’s consolidated subsidiaries was the result of an error regarding the company’s accounting for shares issued and a related share put in connection with its acquisition of a 90% interest in the consolidated investment. The related share put gave the seller the right to put the shares back to the company at a fixed price per share. The value assigned to the shares and related share put has been

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

restated to decrease shareholders’ equity and increase other long-term obligations, and is reflected in the March 31, 2004 and December 31, 2003 consolidated balance sheets. The restatement also corrected the company’s accounting for an option in the agreement which gave the seller the right to put its remaining 10% minority interest to the company at a fixed price of approximately $11 million in cash or company stock at the seller’s option. Interest expense in the consolidated statement of operations for the quarter ended March 31, 2004 and 2003 reflects accretion of a portion of the difference between the guarantee value of the minority interest and the present value of the guarantee at inception.

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

The previously reported and restated financial statement items affected in the statements are as follows:

Restated Consolidated Statements of Operations Items (unaudited):

	First Quarter Ended March 31		First Quarter Ended March 31
In millions, except per share amounts	2004	2004	2003	2003
	As previously reported	As restated	As previously reported	As restated
Cost of sales	$1,626	$1,628	$1,514	$1,513
Interest expense	68	69	77	77
Other (income) expense, net	(69)	(73)	2	2
Loss before income taxes and cumulative effect of accounting change	(3)	(2)	(109)	(108)
Income tax benefit	(1)	—	(37)	(37)
Net loss before cumulative effect of accounting change	(2)	(2)	(72)	(71)
Net loss	(2)	(2)	(76)	(75)
Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$(0.01)	$(0.01)	$(0.36)	$(0.36)
Net income (loss)	$(0.01)	$(0.01)	$(0.38)	$(0.38)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

Restated Consolidated Balance Sheets Items (unaudited):

	March 31, 2004		December 31, 2003
Dollars in millions	As previously reported	As restated	As previously reported	As restated
ASSETS
Cash and cash equivalents	$271	$271	$225	$215
Short-term investments	—	—	—	10
Goodwill	775	755	770	750
Other assets	936	936	898	901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$385	$382	$380	$380
Accrued expenses	840	846	867	867
Other long-term obligations	579	637	568	632
Deferred income taxes	1,669	1,631	1,678	1,640
Additional paid-in capital	3,939	3,881	3,928	3,870
Retained earnings	866	881	914	929
Shareholder’s equity	4,710	4,667	4,756	4,713

3. Restructuring

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

[Restated and Unaudited]

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

Paper: As part of various restructuring activities, the Paper segment had charges of $12 million in 2003 for the separation benefits of approximately 160 employees. As of March 31, 2004, most of these employees had separated from the company. The remaining separations are expected to occur by the end of 2004.

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

During 2003, the company also sold two previously written-down facilities, resulting in a gain of $5 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

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

4. Inventories and Property, Plant and Equipment

In millions	March 31, 2004	December 31, 2003
Raw materials	$244	$227
Production materials, stores and supplies	154	150
Finished and in process goods	745	721

Total inventories	$1,143	$1,098

Property, plant and equipment is net of accumulated depreciation of $4,271 million and $4,134 million at March 31, 2004 and December 31, 2003, respectively.

5. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes intangible assets subject to amortization included in other assets:

	March 31, 2004		December 31, 2003
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$168	$23	$168	$20
Customer contracts and lists	149	29	144	25
Patents	37	12	35	11
Other – primarily licensing rights	28	6	28	5

	$382	$70	$375	$61

The company recorded amortization expense of $9 million and $7 million for the quarters ended March 31, 2004 and 2003, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2004 and each of the succeeding five years is as follows: 2004 - $35 million; 2005 - $34 million; 2006 - $32 million; 2007 - $29 million; 2008 - $24 million; and 2009 - $23 million. As acquisitions and dispositions occur in the future, these amounts may vary.

6. Employee Retirement and Postretirement Benefits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

7. Net Loss Per Common Share

Basic loss per share for all the periods presented has been calculated using the weighted average shares outstanding. The dilutive effects of the net incremental shares issuable upon the exercise of stock options have not been included in the first quarter 2004 and 2003 as their effect would have been antidilutive. For the quarters ended March 31, 2004 and 2003, 14.1 million and 18.4 million options, respectively, were excluded from the calculation of weighted average shares outstanding as the effect would have been antidilutive.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

	Sales
First Quarter Ended March 31, 2004 In millions	Trade	Inter - segment	Total	Segment Profit (Loss)
				Restated
Packaging	$1,014	$1	$1,015	$65
Paper	552	4	556	(32)
Consumer and Office Products	170	—	170	(2)
Specialty Chemicals	84	5	89	10
Corporate and other	13	9	22	(43)

Total	1,833	19	1,852	(2)
Intersegment eliminations	—	(19)	(19)	—

Consolidated totals	$1,833	$—	$1,833	$(2)

	Sales			Segment Profit (Loss)
First Quarter Ended March 31, 2003 In millions	Trade	Inter - segment	Total
				Restated
Packaging	$937	$1	$938	$51
Paper	501	11	512	(16)
Consumer and Office Products	168	—	168	(4)
Specialty Chemicals	76	6	82	8
Corporate and other	12	2	14	(147)

Total	1,694	20	1,714	(108)
Intersegment eliminations	—	(20)	(20)	—

Consolidated totals	$1,694	$—	$1,694	$(108)

9. Comprehensive Loss

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from nonowner sources. Comprehensive loss for the first quarter ended March 31, 2004 and 2003, was $10 million and $48 million, respectively. The difference between net loss and comprehensive loss for the first quarter ended March 31, 2004 and 2003 primarily relates to the impact of foreign currency translations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

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

12. Shareholders’ Equity

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

13. Investees

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

	First Quarter Ended March 31
In millions	2004	2003
Net sales	$17	$16
Gross profit	8	3
Net income	8	3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 31, 2004 reflects corrections related to deferred tax liabilities, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries. In this Form 10-Q/A, the company has adjusted results for the quarter ended March 31, 2003 from a net loss of $76 million to a net loss of $75 million. The company has also made certain adjustments to its consolidated statements of operations for the three months ended March 31, 2004 and 2003, and consolidated balance sheets as of March 31, 2004 and December 31, 2003. Conforming changes have also been made in the consolidated statements of cash flows and accompanying notes to the consolidated financial statements.

For the first quarter ended March 31, 2004, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported a net loss of $2 million, or $0.01 per share, compared to last year’s net loss of $75 million, or $0.38 per share. The net loss for the quarter included pretax gains of $68 million, or $0.21 per share, on the sale of approximately 28,000 acres of nonstrategic forestland, including the Bonneau Ferry tract in South Carolina for a pretax gain of $45 million. Also included in the loss were charges for restructuring related to the company’s productivity initiative of $10 million, or $0.04 cents per share.

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

The company began its two-year productivity initiative in the first quarter 2004, focusing on working capital and earnings improvement. The goal of the initiative is to reduce working capital as a percent of sales, and free up the equivalent of $250 million of cash flow from inventory, receivables and payables by the end of 2005. In terms of earnings improvement, the company intends to grow earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. During the quarter, the company made positive strides toward attaining both goals of this initiative, with a $37 million improvement in earnings and lowering working capital as a percentage of sales by 0.5 percent, approximately $31 million, compared to the first quarter of 2003. These productivity improvements are net of cost inflation and before taxes. In addition, any price increases or decreases in mill-based paper and paperboard businesses are excluded for the productivity measure.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

RESULTS OF OPERATIONS

Presented below are results for the first quarter ended March 31, 2004 and 2003 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

	First quarter ended March 31
In millions	2004	2003
	Restated[1]	Restated[1]
Sales	$1,833	$1,694
Net loss	(2)	(75)

[1]	The restatement reflects adjustments with respect to deferred taxes, certain intercompany transactions and the accounting for one of the company’s consolidated investments. For a discussion of the restatement, see Note 2 in Item 1. Restated Financial Statements.

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

For the first quarter of 2004, the reported net loss was $2 million, or $0.01 per share, compared to a net loss of $75 million, or $0.38 per share, for the quarter ended March 31, 2003.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Packaging Segment

	First quarter ended March 31
In millions	2004	2003
Sales[2]	$1,015	$938
Segment profit[1]	65	51

[1]	Segment profit measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Certain reclassifications were made between Corporate and other and the Packaging segment and intersegment sales and intrasegment sales.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Paper Segment

	First quarter ended March 31
In millions	2004	2003
Sales	$556	$512
Segment loss[1]	(32)	(16)

[1]	Segment loss is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

Although the paper business operated much better than a year ago, segment results for the first quarter of 2004 were affected by near record low prices for coated paper, which were down 7% from last year’s first quarter, and by higher costs for wood. Increased wood costs of approximately $9 million negatively affected the first quarter of 2004. The coated and carbonless paper businesses took no market-related downtime in the first quarter of 2003 compared to 32,000 tons taken in the first quarter of 2004, which negatively impacted segment results by approximately $9 million. Also during the quarter, the company sold its interest in a panelboard facility. Earnings from that facility in the first quarter of 2003 were approximately $2 million, compared to $1 million in the first quarter of 2004, which includes the effects of the sale of this investment..

Productivity improvement in the form of lower manufacturing costs offset about half of the negative impact from pricing and higher wood costs. Additionally, in the first quarter of 2004 the segment reduced inventories compared to the same period last year during which the segment experienced an inventory build.

Consumer and Office Products Segment

	First quarter ended March 31
In millions	2004	2003
Sales	$170	$168
Segment loss[1]	(2)	(4)

[1]	Segment profit (loss) is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Specialty Chemicals Segment

	First quarter ended March 31
In millions	2004	2003
Sales	$89	$82
Segment profit[1]	10	8

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and from by-products of the pulp and papermaking process. Products include activated carbon used in emission control systems for automobiles and trucks, printing ink resins, emulsifiers used in asphalt paving, and dyestuffs.

The first quarter is a seasonally slower quarter for this segment. However, sales were up in the first quarter over the same period last year. Growth in sales volume and mix improvements in the automotive carbon business and in the industrial chemicals market drove much of the increase in sales and earnings during the quarter. The increased sales were offset somewhat by higher costs in the first quarter of 2004, primarily for energy and other operating costs, and weakness in the dye dispersant business.

Other Items

Selling, general and administrative expenses of $211 million recorded in the first quarter of 2004 were about even with the $210 million reported in the first quarter of 2003. As a percentage of sales, selling, general and administrative expenses decreased due to continued focus on reduced spending throughout the company and various restructuring activities over the last two years. Restructuring charges in the first quarter of 2004 that were included in selling, general and administrative expenses were $2 million, versus $5 million for the same period last year.

Interest expense of $69 million in the first quarter of 2004 decreased from $77 million reported in the first quarter of 2003 primarily due to actions taken in 2003 to pay down higher cost debt.

Other expense (income), net was $73 million of income in the first quarter of 2004 compared to $2 million of expense in the first quarter of 2003. Much of the income in the quarter can be attributed to higher gains on the sale of forestland compared to prior year. Gains on the sales of forestlands were $68 million before taxes in the first quarter of 2004 compared to gains of $3 million realized in the first quarter of 2003. Pension income before settlements and curtailments was $19 million before taxes during the quarter ended March 31, 2004 compared to $18 million before taxes during the first quarter last year. Also in the first quarter of 2003, the company retired approximately $300 million of higher coupon debt, resulting in pretax charges of $8 million.

The company began its two-year productivity initiative in the first quarter of 2004, focusing on working capital and earnings improvement. In terms of earnings improvement, the company expects to increase earnings by at least $250 million through cost reduction, product mix and volume growth by the end of 2005. Reported productivity improvements are net of cost inflation and before tax. In addition, price increases and decreases in mill-based paper and paperboard businesses are excluded from the productivity measure. Since the beginning of the year, the company has eliminated 400 positions and has generated approximately $37 million in earnings improvement through the consolidation of various operations, cost reduction, and improved volume in all four business segments. In connection with these initiatives, the company also incurred approximately $10 million in restructuring-related charges in the first quarter of 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

LIQUIDITY AND CAPITAL RESOURCES

During 2003, cash generated from operations and proceeds from the sale of nonstrategic assets provided the major sources of funds for the company and are expected to be the significant source of funds in 2004. Although typically short-term borrowings are used to finance seasonal needs as the packaging systems and consumer and office products businesses are building seasonal inventories, the company had an insignificant amount of short-term borrowings outstanding at March 31, 2004, no short-term borrowings outstanding at December 31, 2003, and $252 million of short-term borrowings outstanding at March 31, 2003. Cash and cash equivalents totaled $271 million at March 31, 2004 compared to $215 million at December 31, 2003 and $96 million at March 31, 2003. The company’s cash balances were lower at March 31, 2003 as the company had just retired approximately $300 million of higher coupon debt.

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

In addition to the change in reported working capital, the company uses certain non-GAAP working capital measures as an additional benchmark to view progress in its productivity initiative, and to drive employee behavior in areas under their direct control such as accounts receivable, inventory and accounts payable. Management believes that net operating working capital (“NOWC”) as a percent of sales is a supplemental measure of the company’s productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. This measure also takes into account increases or decreases in sales, as increasing sales can contribute to higher working capital necessary to support these increased sales levels. In the first quarter of 2004, the company’s NOWC improvement was about $31 million, or 0.5% of sales compared to the first quarter of 2003. On a cumulative basis, NOWC as a percentage of sales decreased by 0.5% from the fourth quarter of 2003, reflecting the company’s seasonal working capital build. The reconciliation of NOWC to working capital is included in this section of Management’s Discussion and Analysis entitled “Non-GAAP Financial Measures.”

Investing Activities

The company generated $57 million of cash from investing activities in the first quarter of 2004 compared to cash used by investing activities of $91 million for the first quarter ended March 31, 2003. Capital spending totaled $63 million for the quarter ended March 31, 2004, compared to $76 million for the same period last year. For 2004, the company expects capital spending to be approximately $400 million, the same level as 2003. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis. Because of the well-invested nature of the company’s facilities, management is able to preserve capital in this challenging economic environment.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

2003, the company generated $281 million of proceeds from the sale of nonstrategic forestland. Management continues to explore opportunities to generate proceeds from the sale of forestland, and expects total proceeds for 2004 to be approximately $200 million, although the precise timing is inherently uncertain.

The company’s short-term investments of $10 million at December 31, 2003, consist of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. Investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 35 days. Despite the long-term nature of their stated contractual maturities, the company has the ability and continues to quickly liquidate these securities. Total purchases and sales of these securities are shown separately in the statements of cash flows. All income generated from these current investments was recorded as interest income.

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

The percentage of debt-to-total capital (which excludes deferred taxes) for MeadWestvaco was 47.6% at March 31, 2004 and 47.3% at December 31, 2003. At March 31, 2004, the company had $281 million of notes payable and current maturities of long-term debt compared to $269 million at December 31, 2003.

On both January 27 and April 27 of 2004, the Board of Directors declared a dividend of $0.23 per share. During the first quarter of 2004 and 2003, the company paid $46 million in dividends to its shareholders.

Non-GAAP Financial Measures

For the company’s internal working capital measurement, NOWC is defined as accounts receivable plus inventory minus accounts payable. Management believes that NOWC is a supplemental measure of our productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. Management measures the change in NOWC as a percentage of sales, with 2003 sales levels as its base. The calculation of sales included in the denominator of the percentage of sales calculation is equal to annualized quarterly sales (representing current quarter sales multiplied by four) for the quarter being measured. Annualized sales is not indicative of forecast annual sales for the year. NOWC accounts are measured as the average of the beginning and ending balances, a two-point average, to accommodate seasonality. Reclassifications have been recorded to the historical balance sheets presented in the following table to conform to the current presentation.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC follows:

Dollars in millions	Dec. 31 2002	March 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	March 31 2004
Cash and cash equivalents	$372	$96	$141	$177	$215	$271
Short-term investments	—	—	—	—	10	—
Accounts receivable (A)	894	836	980	996	943	884
Inventories (B)	1,002	1,124	1,196	1,134	1,098	1,143
Other current assets	163	180	163	161	160	173

Current assets (D)	2,431	2,236	2,480	2,468	2,426	2,471

Accounts payable (C)	361	376	407	358	380	382
Accrued expenses	914	865	958	884	867	846
Notes payable and current maturities of long-term debt	363	324	675	632	269	281

Current liabilities (E)	1,638	1,565	2,040	1,874	1,516	1,509

GAAP Working Capital (D-E)	$793	$671	$440	$594	$910	$962
Net Operating Working Capital (A+B-C)	1,535	1,584	1,769	1,772	1,661	1,645

Sales (as reported)	$1,893	$1,694	$1,915	$1,999	$1,945	$1,833
Annualized Sales (F)	$7,572	6,776	7,660	7,996	7,780	7,332

NOWC as a percentage of sales (average of two periods NOWC divided by Annualized Sales) *		23.0%	21.9%	22.1%	22.1%	22.5%

Year over year change in NOWC as a percentage of sales (G) *						(0.5)%

Change in NOWC at 2003 sales levels (G multiplied by F at March 31, 2003)*						(31)

Cumulative change in NOWC as a percentage of sales (March 31, 2004 less December 31, 2003) (H) *						0.5%

Cumulative change in NOWC at 2003 sales levels (H multiplied by F at December 31, 2003)						37

*	Amounts may be affected by rounding

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

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Paper: As part of various restructuring activities, the Paper segment had charges of $12 million for the separation benefits of approximately 160 employees. As of March 31, 2004, most of these employees had separated from the company. The remaining separations are expected to occur by the end of 2004.

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

(Restated)

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

CRITICAL ACCOUNTING POLICIES

The company’s principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Financial Statements filed with the consolidated financial statements in the company’s Annual Report included in the Form 10-K/A. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. The company’s management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Revenue recognition: The company recognizes the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are in many instances subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings and cash flow expected from the company productivity initiative; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, and currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 4. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company’s Disclosure Controls. As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the company evaluated the effectiveness of its “disclosure controls and procedures”. This evaluation was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

As described in Note 2 to the Restated Interim Consolidated Financial Statements, we have restated our consolidated financial statements included in our 2004 Quarterly Report on Form 10-Q/A. Management’s conclusion to restate its financial statements is based on its decision to correct errors relating to accounting for income taxes and related deferred tax liabilities. As a result of its decision to restate for the tax matter, management also restated for certain intercompany transactions and an adjustment relating to the accounting for an investment in one the company’s consolidated subsidiaries. Based on management’s review, it has been determined that these errors were inadvertent and unintentional. Management believes that the errors in the application of generally accepted accounting principles were the result of deficiencies in internal controls relating to (i) accounting, reporting and reconciliation of deferred income taxes; (ii) accounting and reporting of certain intercompany transactions including the review of certain inter-company elimination and consolidation entries; and (iii) the application of generally accepted accounting principles for one of the company’s consolidated subsidiaries.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2004, the company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This deficiency resulted in the restatements of the interim consolidated financial statements for 2004, 2003 and 2002, and the annual consolidated financial statements for 2003 and 2002. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has concluded that due to these items the internal control over financial reporting as of March 31, 2004 was not effective and, as of such time, the control deficiencies relating to income taxes constituted a material weakness in internal control over financial reporting.

Management has advised the audit committee of the company’s board of directors of the material weakness in the company’s internal control over financial reporting relating to income taxes and the other significant deficiencies in internal control that contributed to the errors in the application of generally accepted accounting principles.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

During 2004 and up to the filing date of this amended Quarterly Report, the company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things: recruiting a new Vice President of Tax; expanding supervisory activities and monitoring techniques; educating and training individuals involved in accounting and reporting for income taxes; enhancing the reconciliation of income tax accounts; and strengthening procedures designed to ensure that information relating to transactions directly or indirectly involving the provision for income taxes and deferred income taxes is made known to persons responsible for preparing the financial statements. Additionally, the company believes it has addressed the control deficiencies relating to the inter-company matter and the accounting for its consolidated subsidiary.

Other than the foregoing and the adjustments that are being made as described in Note 2 to the Restated Consolidated Interim Financial Statements, there have been no changes in our internal control over financial reporting since March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective, as of March 31, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure Controls, Internal Controls and CEO and CFO Certifications. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The company also reviewed its “internal control over financial reporting” for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in the company’s internal control over financial reporting, as discussed below.

Appearing as exhibits to this Quarterly Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of the Quarterly Report is the information concerning the evaluation of the Disclosure Controls referred to in Item 4(b) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The certifications by the company’s Chief Executive Officer and Chief Financial Officer of this Quarterly Report on Form 10-Q/A, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Quarterly Report on Form 10-Q/A, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

Limitations on the Effectiveness of Controls. The company’s management, including the CEO and CFO, does not expect that the company’s disclosure controls and procedures or its internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The company monitors its disclosure controls and procedures and internal control over financial reporting and makes modifications as necessary; the company’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Scope of the Controls Evaluation. The CEO/CFO evaluation of the company’s disclosure controls and procedures included a review of the disclosure controls and procedures’ objectives and design, the disclosure controls and procedures’ implementation by the company and the effectiveness of the disclosure controls and procedures in ensuring that material information relating to the company and its subsidiaries is made known to management and is appropriately reflected in its SEC filings and submissions. This type of evaluation will be conducted on a quarterly basis so that the conclusions concerning effectiveness of disclosure controls and procedures can be reported in the company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

The company’s Internal Controls are also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s Internal Controls. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report on material weaknesses in this Item of the Quarterly Report. An internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A “material weakness” is a significant deficiency or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Material Contracts:

(10.1)	Form of Employment Agreement for John A. Luke, Jr. and James A. Buzzard, dated January 29, 2004, previously filed as Exhibit 10.1 of the original Form 10-Q filed on May 10, 2004

(10.2)	Form of Employment Agreement for Rita V. Foley and Mark T. Watkins, dated January 29, 2004, previously filed as Exhibit 10.2 of the original Form 10-Q filed on May 10, 2004

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

(b)	Reports on Form 8-K:

1) A report on Form 8-K was filed on January 23, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure – On January 23, 2004, MeadWestvaco announced that Cynthia A. Niekamp, chief financial officer, and Barbara L. Brasier, treasurer, were planning to leave the company. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

2) A report on Form 8-K was filed on January 29, 2004. The contents of the report are summarized below:

Item 12.	Results of Operations and Financial Condition – On January 29, 2004, MeadWestvaco issued a news re lease announcing fourth quarter and fiscal year 2003 earnings. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

3) A report on Form 8-K was filed on March 31, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure – On March 31, 2004, MeadWestvaco Corporation issued two news releases. The first news release, included as Exhibit 99.1, announced the completion of the sale of the 10,700 acre Bonneau Ferry tract of land in Berkeley County, South Carolina along the Cooper River. The second news release, included as Exhibit 99.2, announced the company’s expected gain on the sale of forestland and the outlook for the first quarter ended March 31, 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

March 14, 2005	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer

MeadWestvaco Corporation

World Headquarters

One High Ridge Park

Stamford, Connecticut 06905

www.meadwestvaco.com