Form 10-Q/A
period 2004-06-30
MEADWESTVACO CORP
filed 2005-03-14
CIK 1159297

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

MeadWestvaco Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) for the quarterly period ended June 30, 2004 restating its previously issued unaudited interim consolidated financial statements to reflect the effect of corrections in accounting for deferred taxes, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries on its interim consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003. The original Form 10-Q was filed on August 6, 2004 (the “Original Filing”).

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

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, EXCEPT AS OTHERWISE INDICATED THEREIN. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE AUGUST 6, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. RESTATED FINANCIAL INFORMATION

Item 1. RESTATED FINANCIAL STATEMENTS	INDEX

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Second Quarter Ended		First Half Ended
	2004	June 30 2003	2004	June 30 2003
	Restated	Restated	Restated	Restated
Net sales	$2,095	$1,915	$3,928	$3,609

Cost of sales	1,777	1,657	3,405	3,170
Selling, general and administrative expenses	212	229	423	439
Interest expense	68	73	137	150
Other income, net	(26)	(47)	(99)	(45)

Income (loss) before income taxes and cumulative effect of accounting change	64	3	62	(105)
Income tax provision (benefit)	17	9	17	(28)

Income (loss) before cumulative effect of accounting change	47	(6)	45	(77)
Cumulative effect of accounting change	—	—	—	(4)

Net income (loss)	$47	$(6)	$45	$(81)

Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.23	$(0.03)	$0.22	$(0.39)
Cumulative effect of accounting change	—	—	—	(0.02)

Net income (loss)	$0.23	$(0.03)	$0.22	$(0.41)

Shares used to compute net income (loss) per share:
Basic	201.4	200.4	201.3	200.3
Diluted	202.8	200.4	202.7	200.3

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	June 30, 2004	December 31, 2003
	Restated	Restated
ASSETS
Cash and cash equivalents	$313	$215
Short-term investments	—	10
Accounts receivable, net	1,038	943
Inventories	1,105	1,098
Other current assets	171	160

Current assets	2,627	2,426

Property, plant, equipment and forestlands, net	7,093	7,378

Prepaid pension asset	1,045	1,015
Goodwill	766	750
Other assets	928	901

	$12,459	$12,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$434	$380
Accrued expenses	939	867
Notes payable and current maturities of long-term debt	280	269

Current liabilities	1,653	1,516

Long-term debt	3,917	3,969
Other long-term obligations	649	632
Deferred income taxes	1,636	1,640

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 201,551,268 (2003-200,897,413)	2	2
Additional paid-in capital	3,883	3,870
Retained earnings	835	929
Accumulated other comprehensive loss	(116)	(88)

	4,604	4,713

	$12,459	$12,470

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Half Ended
	2004	June 30 2003
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$45	$(81)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	356	357
Deferred income taxes	(9)	(15)
(Gain) loss on sales of assets	(87)	(37)
Loss on early retirement of long-term debt	—	8
Pension income before settlements and curtailments	(37)	(36)
Impairment of long-lived assets	7	10
Cumulative effect of accounting change	—	4
Changes in working capital, excluding the effects of acquisitions and dispositions	(42)	(231)
Other, net	(5)	7

Net cash provided by (used in) operating activities	228	(14)

Cash flows from investing activities:
Capital expenditures	(155)	(171)
Payments for acquired businesses, net of cash acquired	(21)	(12)
Proceeds from sales of assets	144	75
Sale of short-term investments	10	—
Other	(3)	(19)

Net cash used in investing activities	(25)	(127)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3	40
Repayment of long-term debt	(28)	(376)
Notes payable, net	2	324
Proceeds from issuance of common stock and exercises of stock options	13	8
Dividends paid	(93)	(92)

Net cash used in financing activities	(103)	(96)

Effect of exchange rate changes on cash	(2)	6

Increase (decrease) in cash and cash equivalents	98	(231)

Cash and cash equivalents:
At beginning of period	215	372

At end of period	$313	$141

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and income (loss) per share would have been reduced to the unaudited pro forma amounts as follows:

In millions, except per share data	Second Quarter Ended		First Half Ended
	2004	June 30 2003	2004	June 30 2003
	Restated	Restated	Restated	Restated
Net income (loss)
As reported	$47	$(6)	$45	$(81)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	1	2	3	3

Pro forma net income (loss)	$46	$(8)	$42	$(84)

Income (loss) per share - basic and diluted
As reported	$0.23	$(0.03)	$0.22	$(0.41)
Pro forma	$0.23	$(0.04)	$0.21	$(0.42)

2. Restatement of Previously Issued Financial Statements

The restatement reflects corrections related to deferred tax liabilities, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries. The company has adjusted results for the quarter ended June 30, 2004 and 2003 from net income of $48 million to net income of $47 million, and from a net loss of $7 million to a net loss of $6 million, respectively. The company has adjusted results for the six months ended June 30, 2004 and 2003 from net income of $46 million to net income of $45 million, and from a net loss of $83 million to a net loss of $81 million, respectively. In the restatement, the company has made certain adjustments to its consolidated balance sheets as of June 30, 2004 and December 31, 2003. Conforming changes have also been made in the consolidated statements of cash flows and accompanying notes to the consolidated financial statements.

As more fully discussed in Note A - Restatement of Previously Issued Financial Statements beginning on page F-11 of the company’s Form 10-K/A, the restatement for the deferred tax adjustments affected results for 2003 by 1) the correction of the opening deferred tax balance at the time of the merger between Westvaco and Mead relating to Mead’s temporary tax differences, 2) the correction of an overstatement of deferred taxes related to property, plant and equipment, and 3) the correction of an adjustment recorded in the fourth quarter of 2003 relating to the reconciliation of the 2002 income tax return to that years income tax benefit recorded in the statement of operations. The Mead-related adjustment pertains to differences existing as of the date of the merger which affects the MeadWestvaco purchase accounting and the correction resulted in a reduction to goodwill and corresponding adjustment to deferred taxes. These adjustments are reflected in the June 30, 2004, and the December 31, 2003 balance sheets.

The restatement for intercompany transactions was the result of certain misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003. In addition, the company failed to eliminate certain intercompany expenses from 1999 through 2003 relating to one of the company’s business units. The restatement adjustments affected cost of sales and other (income) expense, net, in the consolidated statements of operations for the quarters ended June 30, 2004 and 2003, and the year ended December 31, 2003. Additionally, the corrections affected the 2003 consolidated balance sheets with adjustments in other assets, accounts payable, other long-term liabilities, deferred tax liabilities and accumulated other comprehensive loss (reflecting an adjustment to cumulative translation adjustment). These adjustments affected the results of Corporate and other while the remaining business segments were unaffected.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

The restatement for the accounting for an investment in one of the company’s consolidated subsidiaries was the result of an error regarding the company’s accounting for shares issued and a related share put in connection with its acquisition of a 90% interest in the consolidated investment. The related share put gave the seller the right to put the shares back to the company at a fixed price per share. The value assigned to the shares and related share put has been restated to decrease shareholders’ equity and increase other long-term obligations and is reflected in the June 30, 2004 and December 31, 2003 consolidated balance sheets. The restatement also corrected the company’s accounting for an option in the agreement which gave the seller the right to put its remaining 10% minority interest to the company at a fixed price of approximately $11 million in cash or company stock at the seller’s option. Interest expense in the consolidated statement of operations for the quarter and six months ended June 30, 2004 and 2003 reflects accretion of a portion of the difference between the guarantee value of the minority interest and the present value of the guarantee at inception.

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

The previously reported and restated financial statement items affected in the statements are as follows:

Restated Consolidated Statements of Operations Items (unaudited):

In millions, except per share amounts	Second Quarter Ended		Second Quarter Ended
	2004	June 30 2004	2003	June 30 2003
	As previously reported	As restated	As previously reported	As restated
Cost of sales	$1,773	$1,777	$1,657	$1,657
Interest expense	69	68	73	73
Other (income) expense, net	(26)	(26)	(45)	(47)
Income (loss) before income taxes and cumulative effect of accounting change	67	64	1	3
Income tax provision (benefit)	19	17	8	9
Income (loss) before cumulative effect of accounting change	48	47	(7)	(6)
Net income (loss)	$48	$47	$(7)	$(6)
Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.24	$0.23	$(0.04)	$(0.03)
Net income (loss)	$0.24	$0.23	$(0.04)	$(0.03)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

in millions, except per share amounts	First Half Ended		First Half Ended
	2004	June 30 2004	2003	June 30 2003
	As previously reported	As restated	As previously reported	As restated
Cost of sales	$3,399	$3,405	$3,171	$3,170
Interest expense	137	137	150	150
Other (income) expense, net	(95)	(99)	(43)	(45)
Income (loss) before income taxes and cumulative effect of accounting change	64	62	(108)	(105)
Income tax provision (benefit)	18	17	(29)	(28)
Income (loss) before cumulative effect of accounting change	46	45	(79)	(77)
Net income (loss)	$46	$45	$(83)	$(81)
Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.23	$0.22	$(0.40)	$(0.39)
Net income (loss)	$0.23	$0.22	$(0.42)	$(0.41)

Restated Consolidated Balance Sheets Items (unaudited):

Dollars in millions	June 30, 2004		December 31, 2003
	As previously reported	As restated	As previously reported	As restated

ASSETS
Cash and cash equivalents	$313	$313	$225	$215
Short-term investments	—	—	—	10
Goodwill	786	766	770	750
Other assets	928	928	898	901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expenses	$932	$939	$867	$867
Notes payable and current maturities of long-term debt	281	280	269	269
Other long-term obligations	591	649	568	632
Deferred income taxes	1,676	1,636	1,678	1,640
Additional paid-in capital	3,941	3,883	3,928	3,870
Retained earnings	821	835	914	929
Shareholders’ equity	4,648	4,604	4,756	4,713

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

3. Restructuring

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

4. Inventories and Property, Plant and Equipment

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

7. Income (Loss) Per Common Share

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

	Sales			Segment Profit (loss)
Second Quarter Ended June 30, 2004 In millions	Trade	Inter- segment	Total
				Restated
Packaging	$1,104	$3	$1,107	$113
Paper	575	8	583	(25)
Consumer and Office Products	302	—	302	50
Specialty Chemicals	102	5	107	20
Corporate and other	12	7	19	(94)

Total	2,095	23	2,118	64
Intersegment eliminations	—	(23)	(23)	—

Consolidated totals	$2,095	$—	$2,095	$64

	Sales			Segment Profit (loss)
Second Quarter Ended June 30, 2003 In millions	Trade	Inter- Segment	Total
				Restated
Packaging	$1,036	$1	$1,037	$93
Paper	485	4	489	(42)
Consumer and Office Products	303	—	303	49
Specialty Chemicals	81	4	85	10
Corporate and other	10	25	35	(107)

Total	1,915	34	1,949	3
Intersegment eliminations	—	(34)	(34)	—

Consolidated totals	$1,915	$—	$1,915	$3

	Sales			Segment Profit (loss)
First Half Ended June 30, 2004 In millions	Trade	Inter- segment	Total
				Restated
Packaging	$2,118	$4	$2,122	$178
Paper	1,127	12	1,139	(57)
Consumer and Office Products	472	—	472	48
Specialty Chemicals	186	10	196	30
Corporate and other	25	16	41	(137)

Total	3,928	42	3,970	62
Intersegment eliminations	—	(42)	(42)	—

Consolidated totals	$3,928	$—	$3,928	$62

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

	Sales			Segment Profit (loss)
First Half Ended June 30, 2003 In millions	Trade	Inter- segment	Total
				Restated
Packaging	$1,973	$2	$1,975	$144
Paper	986	15	1,001	(58)
Consumer and Office Products	471	—	471	45
Specialty Chemicals	157	10	167	18
Corporate and other	22	27	49	(254)

Total	3,609	54	3,663	(105)
Intersegment eliminations	—	(54)	(54)	—

Consolidated totals	$3,609	$—	$3,609	$(105)

9. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for second quarter ended June 30, 2004 and 2003, was $28 million and $46 million, respectively. Comprehensive income (loss) for the first half ended June 30, 2004 and 2003 was $18 million and $(3) million, respectively. The difference between net income (loss) and comprehensive income (loss) for the second quarters and first halves ended June 30, 2004 and 2003 primarily relates to the impact of foreign currency translations.

10. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2004, MeadWestvaco has recorded liabilities of approximately $31 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $33 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2004, the company has litigation liabilities of approximately $27 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations. MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

11. Gains on Sales of Forestland

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

14. Acquisition Activity

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

(Restated)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2004 reflects corrections related to deferred tax liabilities, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries. In this Form 10-Q/A, the company has adjusted results for the quarter ended June 30, 2004 and 2003 from net income of $48 million to net income of $47 million, and from a net loss of $7 million to a net loss of $6 million, respectively. Also in this Form 10-Q/A, the company has adjusted results for the six months ended June 30, 2004 and 2003 from net income of $46 million to net income of $45 million and from a net loss of $83 million to a net loss of $81 million, respectively. The company has also made certain adjustments to its consolidated balance sheets as of June 30, 2004 and December 31, 2003. Conforming changes have also been made in the consolidated statements of cash flows and accompanying notes to the consolidated financial statements.

For the second quarter ended June 30, 2004, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $47 million, or $0.23 per share, compared to last year’s second quarter net loss of $6 million, or $0.03 per share. The net income for the quarter included pretax gains of $22 million, or $0.07 per share, on the sale of approximately 16,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $6 million, or $0.02 per share, and other pretax charges related to the company’s productivity initiative of $2 million. Charges and gains for these items are included in corporate and other for segment reporting. Comparable amounts for prior periods are noted later in this discussion. For the first half ended June 30, 2004, the company reported net income of $45 million, or $0.22 per share. The earnings for the first half of 2004 included pretax gains of $90 million, or $0.28 per share, on the sale of approximately 44,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $16 million, or $0.05 per share, and other costs related to the company’s productivity initiative of $2 million.

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

The company continues to make progress on its two-year productivity initiative that it commenced in the fourth quarter of 2003, focusing on working capital reduction and earnings improvement. The goals of the initiative are to reduce working capital as a percent of sales, generating the equivalent of $250 million of cash flow from inventory, accounts receivable and accounts payable by the end of 2005. The company also expects to improve pretax earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. During the quarter, the company made positive strides toward attaining both goals of this initiative by

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

lowering working capital as a percentage of sales by 1.9%, freeing up the equivalent of approximately $140 million in working capital compared to the second quarter of 2003, and improving pretax earnings by $60 million compared to the second quarter of 2003. Since the beginning of 2004, the company has generated approximately $95 million in pre-tax earnings improvement through the consolidation of various operations, cost reduction, and improved volume and mix in all four business segments. Cash flow from operations improved compared to the prior year resulting in a source of cash of $228 million for the first half of 2004 compared to a use of cash of $14 million in the first half of 2003. This improvement was a result of both increased earnings and disciplined management of inventories, accounts receivable and accounts payable. These productivity improvements are net of cost inflation and before income taxes. In addition, any price increases or decreases in mill-based paper and paperboard businesses are excluded from the productivity measure. In connection with these initiatives, the company also incurred approximately $16 million in restructuring charges and $2 million in other productivity initiative related charges in the first half of 2004.

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

Recent Developments

On August 5, 2004, the company announced the closure of two of its Consumer and Office Products manufacturing facilities. Many of the activities performed at these locations will be consolidated into this segment’s remaining facilities. The closures are expected to occur in the second half of the year. This action is part of the company’s overall productivity initiative. The action is expected to result in pre-tax charges of $45 to $50 million for employee termination benefit costs, asset impairment charges and other related costs, which will be recorded beginning in the third quarter of 2004. This action is expected to affect approximately 600 employees in the company. Approximately 30% of these charges are expected to be cash costs, which management believes will be recovered over a two-year period. The company expects this action to lower overall operating costs for the segment.

RESULTS OF OPERATIONS

Presented below are results for the second quarter and first half ended June 30, 2004 and 2003 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2004	2003	2004	2003
	Restated[1]	Restated[1]	Restated[1]	Restated[1]
Sales	$2,095	$1,915	$3,928	$3,609
Cost of sales	1,777	1,657	3,405	3,170
Selling, general and administrative expense	212	229	423	439
Interest expense	68	73	137	150
Other income, net	(26)	(47)	(99)	(45)
Net income (loss)	47	(6)	45	(81)

[1]	The restatement reflects adjustments with respect to deferred taxes, certain intercompany transactions and the accounting for one of the company’s consolidated investments. For a discussion of the restatement, see Note 2 in Item 1. Restated Financial statements.

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

Restructuring charges in the second quarter of 2004 that were included in cost of sales were $6 million versus restructuring charges of $18 million for the same period last year. Restructuring charges of $14 million were included in cost of sales in the first half of 2004, compared to restructuring charges of $31 million in the first half of 2003. Other productivity initiative related costs of $1 million were also included in cost of sales for the second quarter and first half of 2004. Also included in cost of sales are maintenance costs. In the Paper segment, seasonal maintenance costs were approximately $15 million lower in the second quarter of 2004 compared to the same quarter last year. For the first half of 2004 compared to 2003, maintenance charges for that segment were about $20 million lower in 2004. Additionally, during the second quarter, the company took 6,000 tons of market-related downtime compared to 8,000 tons taken in the second quarter of 2003. This downtime did not have a significant impact on the results in either year. For the first half of 2004, the company took 54,000 tons of market-related downtime primarily in the coated and bleached paper businesses, which had a negative impact on results of approximately $14 million. In the same period last year, the company took 14,000 tons of market-related downtime, which had a negative impact on results of approximately $8 million.

Selling, general and administrative expenses were $212 million in the second quarter of 2004, lower than the $229 million reported in the second quarter of 2003. Selling, general and administrative expenses were $423 million in the first half of 2004, also lower than the $439 million reported in the first half of 2003. There were no restructuring charges recorded in selling, general and administrative expenses in the second quarter of 2004. After considering restructuring-related charges of $11 million for the second quarter of 2003, the company reduced selling, general and

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

administrative expenses by $6 million from the prior year second quarter. Restructuring-related charges in the first half of 2004 were $2 million compared to restructuring charges of $16 million in 2003. Other productivity initiative related charges in the second quarter and first half of 2004 that were included in selling, general and administrative expenses were $1 million. As a percentage of sales, selling, general and administrative expenses decreased for the second quarter and first half ended June 30, 2004, due to continued focus on reduced spending throughout the company and various restructuring activities over the last several years. For the second quarter and first half of 2004, selling, general and administrative expenses included in the segment results did not change significantly from the prior year second quarter or second half.

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

Interest expense of $68 million in the second quarter of 2004 decreased from $73 million reported in the second quarter of 2003 primarily due to actions taken last year to pay down higher coupon debt. Similarly, interest expense of $137 million in the first half of 2004 decreased from $150 million reported in the first half of 2003 primarily due to the same actions.

Other income, net was $26 million in the second quarter of 2004 compared to $47 million in the second quarter of 2003. Lower other income in the current quarter is primarily related to lower gains on the sales of forestland compared to prior year. Gains on the sales of forestland were $22 million before taxes in the second quarter of 2004 compared to gains of $36 million before taxes in the second quarter of 2003. Other income, net was $99 million in the first half of 2004 compared to $45 million for the same period in 2003. Higher other income in the first half of 2004 versus 2003 is primarily related to higher gains on the sales of forestland, which were $90 million and $38 million, respectively.

For the first half ended June 30, 2004, the effective tax rate was 27%, in line with the company’s full-year expectation. For the first half ended June 30, 2003, the effective tax rate was 27%.

Included in the 2003 net loss was an after-tax charge of $4 million, or $0.02 per share, related to the cumulative effect of a change in accounting principle as of January 1, 2003, related to the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments.

Packaging Segment

In millions	Second quarter ended June 30		First half ended June 30
	2004	2003	2004	2003
Sales[2]	$1,107	$1,037	$2,122	$1,975
Segment profit[1]	113	93	178	144

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Certain reclassifications were made between Corporate and other and the Packaging segment and intersegment sales and intrasegment sales.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

In early July, the company announced its plan to close a packaging plant. During the second quarter, certain production equipment was written down to its estimated fair value and the company recorded an impairment charge. Total charges for asset writedowns, employee separation costs and other restructuring-related costs expected for this action are expected to be about $13 million and are included in the corporate and other segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Sales in the Paper segment increased to $583 million in the second quarter of 2004 compared to sales of $489 million in the second quarter last year. The improvement was driven by higher coated paper shipments, which were up 27% over prior year reflecting increased demand and gain in market share. Strong markets and improved market share helped reduce coated paper inventory levels nearly 25% since the beginning of 2004. Order backlogs strengthened from the end of the first quarter when coated paper customers were placed on allocation. Coated paper pricing continued to be lower in the second quarter despite the announcement of a price increase. The Paper segment announced price increases in the second quarter and announced additional price increases early in the third quarter on most grades of coated paper. Although not reflected in the second quarter results, the announced price increases are expected to benefit this segment beginning in the third quarter. In carbonless paper, shipments were slightly behind levels of the prior quarter and prior year.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Corporate and other

In millions	Second quarter ended June 30		First half ended June 30
	Restated[2] 2004	Restated[2] 2003	Restated[2] 2004	Restated[2] 2003
Sales	$19	$35	$41	$49
Segment loss [1]	(94)	(107)	(137)	(254)

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Changes reflect an adjustment related to the restatement. Additionally, certain reclassifications were made between Corporate and other to the Packaging segment and intersegment sales and intrasegment sales.

Corporate and other includes the company’s forestry operations and corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

For the second quarter of 2004, the segment results for corporate and other improved from a loss of $107 million to a loss of $94 million for a number of reasons, most of which have been mentioned earlier in this discussion. Those items include the reduction of restructuring costs by $23 million, lowering interest expense by $4 million, offset by forestland sales gains that were lower than the prior year by $14 million. After considering those items, selling, general and administrative expense was lower by approximately $6 million due to lower overall expense levels in the company.

For the first half of 2004, results for this segment improved from a loss of $254 million to a loss of $137 million. These improved results were driven by the reduction of restructuring costs by $29 million, lowering interest expense by $10 million, forestland sales gains that were higher in 2004 by $51 million, and no debt retirement cost in the first half of 2004 compared to the prior year first half charge of $8 million. After considering those items, selling, general and administrative expense was lower by approximately $24 million due to lower overall expense levels in the company.

LIQUIDITY AND CAPITAL RESOURCES

During 2003, cash generated from operations and proceeds from the sales of nonstrategic assets provided the major sources of funds for the company and are expected to continue to be the significant source of funds in 2004. While short-term borrowings are typically used in the first half to finance the seasonal inventory build of the packaging systems and consumer and office products businesses, this year the company had sufficient cash to internally fund these seasonal working capital needs. The company had an insignificant amount of short-term borrowings outstanding

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

at June 30, 2004, compared to $324 million of short-term borrowings outstanding at June 30, 2003. Cash and cash equivalents totaled $313 million at June 30, 2004, compared to $215 million at December 31, 2003, and $141 million at June 30, 2003. The company’s cash balances were higher at June 30, 2004, compared to 2003 because of disciplined management of working capital, including inventory, accounts receivable and accounts payable.

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

In addition to the change in reported working capital, the company uses certain non-GAAP working capital measures as an additional benchmark to view progress in its productivity initiative and to drive employee behavior in areas under their direct control such as accounts receivable, inventory and accounts payable. Management believes that net operating working capital (“NOWC”) as a percent of sales is a supplemental measure of the company’s productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. This measure also takes into account increases or decreases in sales, as increasing sales can contribute to higher working capital necessary to support these increased sales levels. In the second quarter of 2004, the company’s NOWC improvement was about $143 million, or 1.9% of second quarter annualized sales compared to the second quarter of 2003. On a cumulative basis, NOWC as a percentage of sales decreased by 2.0%, or $159 million, from the fourth quarter of 2003, evidencing the better management of the company’s working capital items. The reconciliation of NOWC to working capital is included in this section of Management’s Discussion and Analysis entitled “Non-GAAP Financial Measures.”

Investing Activities

The company used $25 million of cash from investing activities in the first half of 2004 compared to cash used in investing activities of $127 million for the first half ended June 30, 2003. Capital spending totaled $155 million for the first half ended June 30, 2004, compared to $171 million for the same period last year. For 2004, the company expects capital spending to be approximately $400 million, the same level as 2003. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis. Because of the well-invested nature of the company’s facilities, management is able to preserve capital in this challenging economic environment.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

The percentage of debt-to-total capital (which excludes deferred taxes) for MeadWestvaco was 47.7% at June 30, 2004 and 47.3% at December 31, 2003. At June 30, 2004, the company had $280 million of notes payable and current maturities of long-term debt compared to $269 million at December 31, 2003.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC follows:

Dollars in millions	March 31 2003	June 30 2003	Sept. 30 2003	Dec. 31 2003	March 31 2004	June 30 2004
Cash and cash equivalents	$96	$141	$177	$215	$271	$313
Short-term investments	—	—	—	10	—	—
Accounts receivable (A)	836	980	996	943	884	1,038
Inventories (B)	1,124	1,196	1,134	1,098	1,143	1,105
Other current assets	180	163	161	160	173	171

Current assets (D)	2,236	2,480	2,468	2,426	2,471	2,627

Accounts payable (C)	376	407	358	380	382	434
Accrued expenses	865	958	884	867	846	939
Notes payable and current maturities of long-term debt	324	675	632	269	281	280

Current liabilities (E)	1,565	2,040	1,874	1,516	1,509	1,653

GAAP Working Capital (D-E)	$671	$440	$594	$910	$962	$974
Net Operating Working Capital (A+B-C)	1,584	1,769	1,772	1,661	1,645	1,709

Sales (as reported)	$1,694	$1,915	$1,999	$1,945	$1,833	$2,095
Annualized Sales (F)	6,776	7,660	7,996	7,780	7,332	8,380

NOWC as a percentage of sales (average of two periods NOWC divided by Annualized Sales) *		21.9%	22.1%	22.1%	22.5%	20.0%

Year over year change in NOWC as a percentage of sales (G) *						(1.9)%

Change in NOWC at 2003 sales levels (G multiplied by F at June 30, 2003)*						$(143)

Cumulative change in NOWC as a percentage of sales (June 30, 2004 less December 31, 2003) (H) *						(2.0)%

Cumulative change in NOWC at 2003 sales levels (H multiplied by F at December 31, 2003)*						$(159)

*	Amounts may be affected by rounding

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

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2004, MeadWestvaco has recorded liabilities of approximately $31 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $33 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2004, the company has litigation liabilities of approximately $27 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

As described in Note 2 to the Restated Interim Consolidated Financial Statements, we have restated our consolidated financial statements included in our 2004 Quarterly Report on Form 10-Q/A. Management’s conclusion to restate its

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

financial statements is based on its decision to correct errors relating to accounting for income taxes and related deferred tax liabilities. As a result of its decision to restate for the tax matter, management also restated for certain intercompany transactions and an adjustment relating to the accounting for an investment in one the company’s consolidated subsidiaries. Based on management’s review, it has been determined that these errors were inadvertent and unintentional. Management believes that the errors in the application of generally accepted accounting principles were the result of deficiencies in internal controls relating to (i) accounting, reporting and reconciliation of deferred income taxes; (ii) accounting and reporting of certain intercompany transactions including the review of certain inter-company elimination and consolidation entries; and (iii) the application of generally accepted accounting principles for an investment in one of the company’s consolidated subsidiaries.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2004, the company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This deficiency resulted in the restatements of the interim consolidated financial statements for 2004, 2003 and 2002, and the annual consolidated financial statements for 2003 and 2002. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has concluded that due to these items the internal control over financial reporting as of June 30, 2004 was not effective and, as of such time, the control deficiencies relating to deferred income taxes constituted a material weakness in internal control over financial reporting.

Management has advised the audit committee of the company’s board of directors of the material weakness in the company’s internal control over financial reporting relating to income taxes and the other significant deficiencies in internal control that contributed to the errors in the application of generally accepted accounting principles.

During 2004 and up to the filing date of this amended Quarterly Report, the company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include, among other things: recruiting a new Vice President of Tax; expanding supervisory activities and monitoring techniques; educating and training individuals involved in accounting and reporting for income taxes; enhancing the reconciliation of income tax accounts; and strengthening procedures designed to ensure that all information relating to transactions directly or indirectly involving the provision for income taxes and deferred income taxes is made known to persons responsible for preparing the financial statements. Additionally, the company believes it has addressed the control deficiencies relating to the inter-company matter and the accounting for an investment in one of its consolidated subsidiaries.

Other than the foregoing and the adjustments that are being made as described in Note 2 to the Restated Interim Consolidated Financial Statements, there have been no changes in our internal control over financial reporting since June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective, as of June 30, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

PART II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Vice President & Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Vice President & Chief Financial Officer

(b)	Reports on Form 8-K:

1)	A report on Form 8-K was filed on April 22, 2004. The contents of the report are summarized below:

Item 12.	Results of Operations and Financial Condition – On April 22, 2004, MeadWestvaco issued a news release announcing first quarter 2004 earnings. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

2)	A report on Form 8-K was filed on April 29, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure – On April 27, 2004, MeadWestvaco issued a news release announcing the declaration of a regular quarterly dividend. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

3)	A report on Form 8-K was filed on June 23, 2004. The contents of the report are summarized below:

Item 9.	Regulation FD Disclosure – On June 22, 2004, MeadWestvaco issued a news release announcing the declaration of a regular quarterly dividend. A copy of the news release was included as Exhibit 99 to the report on Form 8-K.

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