Form 10-Q/A
period 2004-09-30
MEADWESTVACO CORP
filed 2005-03-14
CIK 1159297

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

MeadWestvaco Corporation is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) for the quarterly period ended September 30, 2004 restating its previously issued unaudited interim consolidated financial statements to reflect the effect of corrections in accounting for deferred taxes, certain inter-company transactions and an investment in one of the company’s consolidated subsidiaries, on its interim consolidated financial statements as of ended September 30, 2004 and December 31, 2003 and the three and nine months ended September 30, 2004 and 2003. The original Form 10-Q was filed on November 5, 2004 (the “Original Filing”).

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

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS AMENDMENT NO. 1, INCLUDING THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO, DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING, EXCEPT AS OTHERWISE INDICATED THEREIN. SUCH EVENTS INCLUDE, AMONG OTHERS, THE EVENTS DESCRIBED IN OUR CURRENT REPORTS ON FORM 8-K. FOR A DESCRIPTION OF THESE EVENTS, PLEASE READ OUR EXCHANGE ACT REPORTS FILED SINCE NOVEMBER 5, 2004, INCLUDING OUR CURRENT REPORTS ON FORM 8-K AND ANY AMENDMENTS THERETO.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. RESTATED FINANCIAL INFORMATION

Item 1. RESTATED FINANCIAL STATEMENTS

INDEX

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts
	Third Quarter Ended September 30		Three Quarters Ended September 30
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net sales	$2,148	$1,999	$6,076	$5,608

Cost of sales	1,791	1,684	5,196	4,854
Selling, general and administrative expenses	219	210	642	649
Interest expense	69	72	206	222
Other income, net	(76)	(20)	(175)	(65)

Income (loss) before income taxes and cumulative effect of accounting change	145	53	207	(52)
Income tax provision (benefit)	40	26	57	(2)

Income (loss) before cumulative effect of accounting change	105	27	150	(50)
Cumulative effect of accounting change	—	—	—	(4)

Net income (loss)	$105	$27	$150	$(54)

Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.52	$0.13	$0.74	$(0.25)
Cumulative effect of accounting change	—	—	—	(0.02)

Net income (loss)	$0.52	$0.13	$0.74	$(0.27)

Shares used to compute net income (loss) per share:
Basic	201.7	200.4	201.5	200.4
Diluted	203.6	201.8	202.9	200.4

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts
	September 30, 2004	December 31, 2003
	Restated	Restated
ASSETS
Cash and cash equivalents	$285	$215
Short-term investments	239	10
Accounts receivable, net	1,044	943
Inventories	1,089	1,098
Other current assets	200	160

Current assets	2,857	2,426

Property, plant, equipment and forestlands, net	7,035	7,378
Prepaid pension asset	1,063	1,015
Goodwill	797	750
Other assets	901	901

	$12,653	$12,470

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$464	$380
Accrued expenses	932	867
Notes payable and current maturities of long-term debt	317	269

Current liabilities	1,713	1,516
Long-term debt	3,835	3,969
Other long-term obligations	659	632
Deferred income taxes	1,704	1,640
Commitments and contingencies
Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 202,321,942 (2003 - 200,897,413)	2	2
Additional paid-in capital	3,903	3,870
Retained earnings	940	929
Accumulated other comprehensive loss	(103)	(88)

	4,742	4,713

	$12,653	$12,470

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Three Quarters Ended September 30
	2004	2003
	Restated	Restated
Cash flows from operating activities:
Net income (loss)	$150	$(54)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	541	537
Deferred income taxes	25	(2)
(Gain) loss on sales of assets	(152)	(66)
Loss on early retirement of long-term debt	—	26
Pension income before settlements and curtailments	(55)	(55)
Impairment of long-lived assets	27	13
Cumulative effect of accounting change	—	4
Changes in working capital, excluding the effects of acquisitions and dispositions	48	(237)
Other, net	—	(3)

Net cash provided by operating activities	584	163

Cash flows from investing activities:
Capital expenditures	(245)	(258)
Payments for acquired businesses, net of cash acquired	(96)	(12)
Proceeds from sales of assets	267	133
Purchase of short-term investments	(332)	—
Sale of short-term investments	103	—
Other	(4)	(23)

Net cash used in investing activities	(307)	(160)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	3	44
Repayment of long-term debt	(101)	(685)
Notes payable, net	(5)	565
Proceeds from issuance of common stock and exercises of stock options	33	12
Dividends paid	(139)	(138)

Net cash used in financing activities	(209)	(202)

Effect of exchange rate changes on cash	2	3

Increase (decrease) in cash and cash equivalents	70	(196)

Cash and cash equivalents:
At beginning of period	215	372

At end of period	$285	$176

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and income (loss) per share would have been reduced to the unaudited pro forma amounts as follows:

In millions, except per share data	Third Quarter Ended September 30		Three Quarters Ended September 30
	2004	2003	2004	2003
			Restated	Restated
Net income (loss) As reported, as previously reported	$105	$27	$150	$(54)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1	—	1	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	3	1	6	4

Pro forma net income (loss)	$103	$26	$145	$(58)

Income (loss) per share - basic and diluted
As reported	$0.52	$0.14	$0.74	$(0.27)
Pro forma	$0.51	$0.13	$0.71	$(0.29)

2. Restatement of Previously Issued Financial Statements

The restatement reflects corrections related to deferred tax liabilities, certain intercompany transactions and an investment in one of the company’s consolidated subsidiaries. The company has adjusted results for the nine months ended September 30, 2004 and 2003 from net income of $151 million to net income of $150 million, and from a net loss of $56 million to a net loss of $54 million, respectively. The restatement had no impact on the net income reported for the quarters ended September 30, 2004 and 2003. In the restatement, the company has made certain adjustments to its consolidated balance sheets as of September 30, 2004 and December 31, 2003. Conforming changes have also been made in the consolidated statements of cash flows and accompanying notes to the consolidated financial statements.

As more fully discussed in Note A - Restatement of Previously Issued Financial Statements beginning on page F-11 of the company’s Form 10-K/A, the restatement for the deferred tax adjustments affected results for 2003 by 1) the correction of the opening deferred tax balance at the time of the merger between Westvaco and Mead relating to Mead’s temporary tax differences, 2) the correction of an overstatement of deferred taxes related to property, plant and equipment, and 3) the correction of an adjustment recorded in the fourth quarter of 2003 relating to the reconciliation of the 2002 income tax return to that year’s income tax benefit recorded in the statement of operations. The Mead-related adjustment pertains to differences existing as of the date of the merger which affects the MeadWestvaco purchase accounting and the correction resulted in a reduction to goodwill and corresponding adjustment to deferred taxes. These adjustments are reflected in the September 30, 2004 and the December 31, 2003 balance sheets.

The restatement for intercompany transactions was the result of certain misclassifications and foreign currency translation errors relating to intercompany dividends that were declared by one of the company’s foreign subsidiaries from 1996 through 2003. In addition, the company failed to eliminate certain intercompany expenses from 1999 through 2003 relating to one of the company’s business units. The restatement adjustments affected cost of sales and other (income) expense, net, in the consolidated statements of operations for the quarters ended September 30, 2004 and 2003, and the year ended December 31, 2003. Additionally, the corrections affected the 2003 consolidated balance sheets with adjustments in other assets, accounts payable, other long-term liabilities, deferred tax liabilities and accumulated other comprehensive loss (reflecting an adjustment to cumulative translation adjustment). These adjustments affected the results of Corporate and other while the remaining business segments were unaffected.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

The restatement for the accounting for an investment in one of the company’s consolidated subsidiaries was the result of an error regarding the company’s accounting for shares issued and a related share put in connection with its acquisition of a 90% interest in the consolidated investment. The related share put gave the seller the right to put the shares back to the company at a fixed price per share. The value assigned to the shares and related share put has been restated to decrease shareholders’ equity and increase other long-term obligations and is reflected in the September 30, 2004 and December 31, 2003 consolidated balance sheets. The restatement also corrected the company’s accounting for an option in the agreement which gave the seller the right to put its remaining 10% minority interest to the company at a fixed price of approximately $11 million in cash or company stock at the seller’s option. Interest expense in the consolidated statement of operations for the quarter and nine months ended September 30, 2004 and 2003 reflects accretion of a portion of the difference between the guarantee value of the minority interest and the present value of the guarantee at inception.

In addition to the above restatement adjustments, the company concluded that it was appropriate to change the classification of its auction rate bond and note investments. Such amounts are now reflected as short-term investments and were previously included in cash and cash equivalents. The company has revised its balance sheets and statements of cash flows for this item.

The previously reported and restated financial statement items affected in the statements are as follows:

Restated Consolidated Statements of Operations Items (unaudited):

In millions, except per share amounts	Third Quarter Ended September 30		Third Quarter Ended September 30
	2004	2004	2003	2003
	As previously reported	As restated	As previously reported	As restated
Cost of sales	$1,791	$1,791	$1,684	$1,684
Interest expense	69	69	71	72
Other income, net	(76)	(76)	(19)	(20)
Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.52	$0.52	$0.14	$0.13
Net income (loss)	$0.52	$0.52	$0.14	$0.13

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

In millions, except per share amounts	Three Quarters Ended September 30		Three Quarters Ended September 30
	2004	2004	2003	2003
	As previously reported	As restated	As previously reported	As restated
Cost of sales	$5,190	$5,196	$4,855	$4,854
Interest expense	206	206	221	222
Other income, net	(171)	(175)	(62)	(65)
Income (loss) before income taxes and cumulative effect of accounting change	209	207	(55)	(52)
Income tax provision (benefit)	58	57	(3)	(2)
Income (loss) before cumulative effect of accounting change	151	150	(52)	(50)
Net income (loss)	151	150	(56)	(54)
Income (loss) per share - basic and diluted:
Income (loss) before cumulative effect of accounting change	$0.75	$0.74	$(0.26)	$(0.25)
Net income (loss)	$0.75	$0.74	$(0.28)	$(0.27)

Restated Consolidated Balance Sheets Items (unaudited):

Dollars in millions	September 30, 2004		December 31, 2003
	As previously reported	As restated	As previously reported	As restated
ASSETS
Cash and cash equivalents	$524	$285	$225	$215
Short-term investments	—	239	—	10
Goodwill	817	797	770	750
Other assets	901	901	898	901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$478	$464	$365	$380
Accrued expenses	925	932	867	867
Notes payable and current maturities of long-term debt	303	317	269	269
Other long-term obligations	602	659	568	632
Deferred income taxes	1,744	1,704	1,678	1,640
Additional paid-in capital	3,961	3,903	3,928	3,870
Retained earnings	926	940	914	929
Accumulated other comprehensive loss	(103)	(103)	(88)	(88)
Shareholders’ equity	4,786	4,742	4,756	4,713

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

The following table and discussion presents additional detail of the charges by business segment.

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

4. Inventories and Property, Plant and Equipment

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

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization
Trademarks and trade names	$193	$29	$168	$20
Customer contracts and lists	148	38	144	25
Patents	41	15	35	11
Other – primarily licensing rights	30	6	28	5

	$412	$88	$375	$61

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

Three Quarters Ended September 30

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

	Sales
Third Quarter Ended September 30, 2004 In millions	Trade	Inter- segment	Total	Segment Profit (loss)
Packaging	$1,108	$2	$1,110	$135
Paper	608	8	616	36
Consumer and Office Products	315	—	315	39
Specialty Chemicals	100	5	105	16
Corporate and other	17	9	26	(81)

Total	2,148	24	2,172	145
Intersegment eliminations	—	(24)	(24)	—

Consolidated totals	$2,148	$—	$2,148	$145

	Sales
Third Quarter Ended September 30, 2003 In millions	Trade	Inter- segment	Total	Segment Profit (loss)
Packaging	$1,012	$1	$1,013	$72
Paper	561	10	571	19
Consumer and Office Products	323	—	323	48
Specialty Chemicals	88	5	93	16
Corporate and other	15	12	27	(102)

Total	1,999	28	2,027	53
Intersegment eliminations	—	(28)	(28)	—

Consolidated totals	$1,999	$—	$1,999	$53

	Sales
Three Quarters Ended September 30, 2004 In millions	Trade	Inter- segment	Total	Segment Profit (loss)
				Restated
Packaging	$3,226	$6	$3,232	$313
Paper	1,735	20	1,755	(21)
Consumer and Office Products	787	—	787	87
Specialty Chemicals	286	15	301	46
Corporate and other	42	25	67	(218)

Total	6,076	66	6,142	207
Intersegment eliminations	—	(66)	(66)	—

Consolidated totals	$6,076	$—	$6,076	$207

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

	Sales
Three Quarters Ended September 30, 2003 In millions	Trade	Inter- segment	Total	Segment Profit (loss)
				Restated
Packaging	$2,985	$3	$2,988	$216
Paper	1,547	25	1,572	(39)
Consumer and Office Products	794	—	794	93
Specialty Chemicals	245	15	260	34
Corporate and other	37	39	76	(356)

Total	5,608	82	5,690	(52)
Intersegment eliminations	—	(82)	(82)	—

Consolidated totals	$5,608	$—	$5,608	$(52)

9. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the third quarter ended September 30, 2004 and 2003 was $119 million and $(10) million, respectively. Comprehensive income (loss) for the three quarters ended September 30, 2004 and 2003 was $136 million and $(12) million, respectively. The difference between net income (loss) and comprehensive income (loss) for the third quarter and three quarters ended September 30, 2004 and 2003 primarily relates to the impact of foreign currency translations.

10. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2004, MeadWestvaco has recorded liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $30 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2004, the company has litigation liabilities of approximately $26 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

12. Shareholders’ Equity

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

13. Investees

At December 31, 2003, the company’s investment in the Northwood Panelboard Company was deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X, and its financial statements and related notes were included under Item 8 of the company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. During the quarter ended March 31, 2004, the company sold its investment in the Northwood Panelboard Company for proceeds of approximately $30 million. The company’s share in the investee earnings, combined with the effect of the sale, resulted in $1 million of earnings before taxes. The Northwood Panelboard assets were written up to fair value at the time of the MeadWestvaco merger. Selected financial information for Northwood Panelboard Company through the first quarter of 2004 is included below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Restated and Unaudited]

In millions	Third Quarter Ended September 30	Three Quarters Ended September 30
	2003	2004	2003
Net sales	$28	$17	$59
Gross profit	15	8	24
Net income	15	8	24

14. Acquisition Activity

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -RESTATED

Overview

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2004 reflects corrections related to deferred tax liabilities, certain intercompany transactions and an investment in one of the company’s consolidated subsidiaries. In this Form 10-Q/A, the company has adjusted results for the three quarters ended September 30, 2004 and 2003 from net income of $151 million to net income of $150 million.2004, and from a net loss of $56 million to a net loss of $54 million, respectively. The company has also made certain adjustments to its consolidated balance sheets as of September 30, 2004 and December 31, 2003. Conforming changes have also been made in the consolidated statements of cash flows and accompanying notes to the consolidated financial statements.

For the third quarter ended September 30, 2004, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $105 million, or $0.52 per share. The net income for the quarter included pretax gains of $71 million (after-tax, $44 million), or $0.22 per share, on the sale of approximately 89,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $48 million (after-tax, $32 million), or $0.16 per share. Charges and gains for these items are included in Corporate and other for segment reporting purposes. Comparable amounts for prior periods are noted later in this discussion. For the three quarters ended September 30, 2004, the company reported net income of $150 million, or $0.74 per share. The earnings for the three quarters ended September 30, 2004 included pretax gains of $161 million (after-tax, $100 million), or $0.50 per share, on the sale of approximately 133,000 acres of nonstrategic forestland. Also included in net income were charges for restructuring of $64 million (after-tax, $43 million), or $0.22 per share.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

The company continues to make progress on its two-year productivity initiative that it commenced in the fourth quarter of 2003, focusing on working capital reduction and earnings improvement. One of the initiatives is to reduce working capital as a percent of sales, generating the equivalent of $250 million of cash flow from inventory, accounts receivable and accounts payable by the end of 2005. The company also expects to improve pretax earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. During the quarter, the company made positive strides toward attaining both goals of this initiative by lowering net operating working capital as a percentage of sales by 2.5%, freeing up the equivalent of approximately $199 million in working capital compared to the third quarter of 2003, and improving pretax earnings by $40 million compared to the third quarter of 2003. Since the beginning of 2004, the company has generated approximately $150 million in pretax earnings improvement through the consolidation of various operations, cost reduction, and improved volume and mix in many of its businesses. Cash flow from operations increased $422 million over last year, allowing the company to reduce debt and fund its operations and dividend payments internally. This improvement was a result of both increased earnings and disciplined working capital management including inventories, accounts receivable and accounts payable. These earnings productivity improvements are net of cost inflation and before interest and income taxes and exclude the effects of acquisitions and divestitures. Any price increases or decreases in mill-based paper and paperboard businesses are excluded from the productivity measure. In connection with these initiatives, the company also incurred approximately $64 million in restructuring charges in the first three quarters of 2004.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

In millions	Third quarter ended September 30		Three quarters ended September 30
	2004	2003	2004	2003
	Restated[1]	Restated[1]	Restated[1]	Restated[1]
Sales	$2,148	$1,999	$6,076	$5,608
Cost of sales	1,791	1,684	5,196	4,854
Selling, general and administrative expense	219	210	642	649
Interest expense	69	72	206	222
Other income, net	(76)	(20)	(175)	(65)

	145	53	207	(52)
Income tax provision (benefit)	40	26	57	(2)
Cumulative effect of accounting change	—	—	—	(4)

Net income (loss)	$105	$27	$150	$(54)

[1]	The restatement reflects adjustments with respect to deferred taxes, certain intercompany transactions and the accounting for one of the company’s consolidated investments. For a discussion of the restatement, see Note 2 in Item 1. Restatement of Previously Issued Financial Statements.

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

Cost of sales for the quarter ended September 30, 2004 was $1.8 billion compared to $1.7 billion for the same quarter last year. Cost of sales for the three quarters ended September 30, 2004 was $5.2 billion compared to cost of sales of $4.9 billion for the prior year. Although cost of sales increased in both the third quarter and three quarters ended September 30, 2004 compared to 2003, the company’s gross margin improved in the quarter and three quarters ended September 30, 2004 by about 1 point due to more efficient mill operating performance and actions taken to reduce costs and enhance volume and mix. After considering restructuring charges, the improvement was 3 points for the quarter and 2 points year to date.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Interest expense of $69 million in the third quarter of 2004 decreased from $72 million reported in the third quarter of 2003 primarily due to actions taken last year to pay down higher coupon debt. Similarly, interest expense of $206 million in the first three quarters of 2004 decreased from $222 million reported in the same period in 2003 primarily due to the same actions.

Other income, net was $76 million in the third quarter of 2004 compared to $20 million in the third quarter of 2003. Higher other income in the current quarter is primarily related to higher gains on the sales of forestland compared to prior year. Gains on the sales of forestland were $71 million before taxes in the third quarter of 2004 compared to gains of $30 million before taxes in the third quarter of 2003. Other income, net was $175 million in the first three quarters of 2004 compared to $65 million for the same period in 2003. Higher other income in the first three quarters of 2004 versus 2003 is also primarily related to higher gains on the sales of forestland which were $161 million and $70 million, respectively. Also included in the quarter and three quarters ended September 30, 2003 was income of $8 million and $12 million, respectively, from the company’s Northwood Panelboard investment. This investment was sold early in 2004.

For the quarter and three quarters ended September 30, 2004, the effective tax rate was approximately 28%, in line with the company’s full year expectation. The tax rate reflects revised estimates of deductions related to qualified foreign sales income and changes in expected income levels, primarily in the company’s domestic operations.

For the three quarters ended September 30, 2003, the effective tax rate was 4%. During the third quarter of 2003, the company adjusted its tax provision to better reflect its estimate of a lower effective tax rate for the year due to changes in expected income levels primarily in its domestic operations. The year-to-date tax rate was adjusted from 28% to 4% resulting in increased tax provision expense for the third quarter by $12 million as the company had recorded a tax benefit using a higher effective tax rate in the first half of 2003.

During the third quarter of 2003, the company retired a portion of its debt and incurred pre-tax charges of approximately $18 million. There were no debt retirement costs in the current year. For the first three quarters of 2003, the company incurred $26 million related to the early retirement of debt.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Packaging Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2004	2003	2004	2003
Sales [2]	$1,110	$1,013	$3,232	$2,988
Segment profit[1]	135	72	313	216

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.
[2]	Certain reclassifications were made between Corporate and other and the Packaging segment and intersegment sales and intrasegment sales.

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

Sales in the Packaging segment increased to $1.1 billion in the third quarter of 2004 compared to sales of $1.0 billion in the third quarter last year. The improvement was driven by higher shipments and higher average selling prices in all grades, including bleached paperboard where shipments were at record levels, up 13% from the prior year and slightly higher than the prior quarter. The business realized price increases of about $20 per ton and $13 per ton for bleached board in the quarter compared to prior year and prior quarter, respectively. Demand for coated natural kraft paperboard was also very strong, as shipments were up 7% from last year’s third quarter, resulting in the delay of the annual scheduled maintenance outage for that business to the fourth quarter. The segment also had continued sales growth of print and plastic packaging for the media industry, and sales of cosmetic and tobacco packaging in Europe were also higher than the prior year. In the segment’s beverage packaging systems business, worldwide sales increased over the third quarter last year with increased sales volume in Asia and Latin America, slightly weaker sales than the prior year in North America and Europe and favorable foreign currency exchange rates. The company’s Brazilian packaging operation, Rigesa, Ltda., experienced an increase in earnings based on higher shipment levels and improved product mix, partially offset by higher costs.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Paper Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2004	2003	2004	2003
Sales	$616	$571	$1,755	$1,572
Segment profit (loss)[1]	36	19	(21)	(39)

[1]	Segment profit (loss) is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

Consumer and Office Products Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2004	2003	2004	2003
Sales	$315	$323	$787	$794
Segment profit[1]	39	48	87	93

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Specialty Chemicals Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2004	2003	2004	2003
Sales	$105	$93	$301	$260
Segment profit[1]	16	16	46	34

[1]	Segment profit is measured as results before restructuring charges, net pension income, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

Corporate and other

In millions	Third quarter ended September 30		Three quarters ended September 30
	2004	2003	2004	2003
			Restated[2]	Restated[2]
Sales	$26	$27	$67	$76
(Loss) [1]	(81)	(102)	(218)	(356)

[1]	(Loss) includes asset writedowns, restructuring charges, net pension income, interest expense and gains on asset sales.
[2]	Changes reflect an adjustment related to the restatement. Additionally, certain reclassifications were made between Corporate and other to the Packaging segment and intersegment sales and intrasegment sales.

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

(Restated)

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

For the three quarters ended September 30, 2004, results for Corporate and other improved from a loss of $356 million to a loss of $218 million. These improved results were driven by lowering interest expense by $15 million, forestland sales gains that were higher in 2004 by $92 million, and no debt retirement cost in the three quarters ended September 30, 2004 compared to the prior year charges of $26 million, a reduction in costs in corporate departments’ expense of $18 million and a net reduction of multiple smaller miscellaneous items of $6 million. The effects of these items were partially offset by restructuring charges that were higher by $14 million.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, cash generated from operations and proceeds from the sales of nonstrategic assets provided the major sources of funds for the company and are expected to continue to be the significant source of funds for the remainder of 2004. While short-term borrowings are typically used in the first three quarters to finance the seasonal inventory build of the packaging systems and consumer and office products businesses, this year the company had sufficient cash to internally fund these seasonal working capital needs for two consecutive quarters. The company had approximately $43 million of short-term borrowings related to its foreign operations outstanding at September 30, 2004, compared to $567 million of short-term borrowings related to its domestic operations outstanding at September 30, 2003. Cash and cash equivalents totaled $285 million at September 30, 2004, compared to $215 million at December 31, 2003, and $177 million at September 30, 2003. The company’s cash balances were higher at September 30, 2004, compared to 2003 because of increased earnings and management of working capital, including inventory, accounts receivable and accounts payable.

Operating Activities

The company generated $584 million of cash from operating activities in the three quarters ended September 30, 2004 compared to cash provided by operating activities of $163 million for the three quarters ended September 30, 2003. Operating cash flows were positively affected by increased earnings experienced in the first three quarters of 2004 and more disciplined management of working capital including inventory, accounts receivable and accounts payable which generated cash of $48 million in the current year compared to a use of cash of $237 million in 2003.

The company uses certain non-GAAP working capital measures as an additional benchmark to view progress in its productivity initiative and to drive employee behavior in areas under their direct control such as accounts receivable, inventory and accounts payable. Management believes that net operating working capital (“NOWC”) as a percent of sales is a supplemental measure of the company’s productivity initiative progress because these working capital items are more directly associated with factors that our businesses can influence through payment terms and other methods. This measure also takes into account increases or decreases in sales, as increasing sales can contribute to higher working capital necessary to support these increased sales levels. On a cumulative basis, NOWC as a percentage of sales decreased by 2.5%, or $199 million, from the fourth quarter of 2003, evidencing the better management of the company’s working capital items. The reconciliation of NOWC to working capital is included in this section of Management’s Discussion and Analysis entitled “Non-GAAP Financial Measures.”

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

Investing Activities

The company used $307 million of cash in investing activities in the first three quarters of 2004 compared to cash used in investing activities of $160 million for the three quarters ended September 30, 2003. Capital spending totaled $245 million for the three quarters ended September 30, 2004, compared to $258 million for the same period last year. For 2004, the company expects capital spending to be approximately $400 million, the same level as 2003. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis.

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

The company’s short-term investments of $239 million and $10 million at September 30, 2004 and December 31, 2003, respectively, consist of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. Investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, the company has the ability and continues to quickly liquidate these securities. Total purchases and sales of these securities are shown separately in the consolidated statements of cash flows. All income generated from these current investments was recorded as interest income.

Financing Activities

The company used $209 million of cash in financing activities in the three quarters ended September 30, 2004 compared to cash used in financing activities of $202 million for the three quarters ended September 30, 2003. The company has available to it a $500 million bank credit facility that expires in December 2006 and an additional $500 million bank credit agreement with a 364-day maturity that expires in December 2004. None of the combined $1 billion of credit facilities was utilized at September 30, 2004. Borrowings under these agreements can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreements contain a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes), as well as certain other covenants with which the company is in compliance. The company is currently negotiating a new $1 billion bank credit agreement to replace its existing facilities.

In November 2004, the company will exercise an option to redeem at par $125 million of floating rate notes due to mature in 2005. The debt will be repaid with cash on hand.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

The percentage of debt-to-total capital (which excludes deferred taxes) for MeadWestvaco was 46.7% at September 30, 2004 and 47.3% at December 31, 2003. At September 30, 2004, the company had $317 million of notes payable and current maturities of long-term debt compared to $269 million at December 31, 2003.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC follows:

Dollars in millions	June 30 2003	Sept. 30 2003	Dec. 31 2003	March 31 2004	June 30 2004	Sept. 30 2004
Cash and cash equivalents	$141	$177	$215	$271	$313	$285
Short-term investments	—	—	10	—	—	239
Accounts receivable (A)	980	996	943	884	1,038	1,044
Inventories (B)	1,196	1,134	1,098	1,143	1,105	1,089
Other current assets	163	161	160	173	171	200

Current assets (D)	2,480	2,468	2,426	2,471	2,627	2,857
Accounts payable (C)	407	358	380	382	434	464
Accrued expenses	958	884	867	846	939	932
Notes payable and current maturities of long-term debt	675	632	269	281	280	317

Current liabilities (E)	2,040	1,874	1,516	1,509	1,653	1,713

GAAP Working Capital (D-E)	$440	$594	$910	$962	$974	$1,144
Net Operating Working Capital (A+B-C)	1,769	1,772	1,661	1,645	1,709	1,669

Sales (as reported)	$1,915	$1,999	$1,945	$1,833	$2,095	$2,148
Annualized Sales (F)	7,660	7,996	7,780	7,332	8,380	8,592

NOWC as a percentage of sales (average of two periods NOWC divided by Annualized Sales) *		22.1%	22.1%	22.5%	20.0%	19.7%

Year over year change in NOWC as a percentage of sales (G) *						(2.5)%

Change in NOWC at 2003 sales levels (G multiplied by F at December 31, 2003)*						$(199)

Cumulative change in NOWC as a percentage of sales (September 30, 2004 less December 31, 2003) (H) *						(2.4)%

Cumulative change in NOWC at 2003 sales levels (H multiplied by F at December 31, 2003)*						$(187)

*	Amounts may be affected by rounding

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by Mead or Westvaco. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2004, MeadWestvaco has recorded liabilities of approximately $33 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $30 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2004, there were approximately 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2004, the company has litigation liabilities of approximately $26 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2004, the company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This deficiency resulted in the restatements of the interim consolidated financial statements for 2004, 2003 and 2002, and the annual consolidated financial statements for 2003 and 2002. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Management has concluded that due to these items the internal control over financial reporting as of September 30, 2004 was not effective and, as of such time, the control deficiencies relating to deferred income taxes constituted a material weakness in internal control over financial reporting.

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

Other than the foregoing and the adjustments that are being made as described in Note 2 to the Restated Interim Consolidated Financial Statements, there have been no changes in our internal control over financial reporting since September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective, as of September 30, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(Restated)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

(Restated)

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