Form 10-K
period 2004-12-31
MEADWESTVACO CORP
filed 2005-03-16
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park
(State of incorporation) 31-1797999	Stamford, CT 06905 Telephone 203-461-7400
(I.R.S. Employer Identification No.)	(Address and telephone number of registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock- $0.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

At June 30, 2004, the aggregate market value of voting common stock held by nonaffiliates was $5,902,751,102 determined by multiplying the highest selling price of a common share on the New York Stock Exchange - Composite Transaction Tape on such date times the amount by which the total stock outstanding exceeded the stock beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2005, the number of shares of common stock of the Registrant outstanding was 204,014,042.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders are incorporated by reference in Part I and II. Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 26, 2005, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 25, 2005.

Part I

Item 1. Business

Introduction

This report covers the twelve-month period ended December 31, 2004. MeadWestvaco Corporation was formed in 2001 in connection with the merger of The Mead Corporation (“Mead”) and Westvaco Corporation (“Westvaco”), which was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Therefore, the historical financial statements of Westvaco are the consolidated historical financial statements of MeadWestvaco. Accordingly, the financial results for the periods prior to the merger included in this report are the financial results of Westvaco.

General

MeadWestvaco Corporation, a Delaware corporation, is a global company with leading positions in packaging, coated and specialty papers, consumer and office products, and specialty chemicals. MeadWestvaco’s principal operating business segments are (1) packaging, (2) paper, (3) consumer and office products and (4) specialty chemicals.

Packaging

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard, kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and health care products. The segment also produces corrugating medium, linerboard, and consumer packaging products at its Brazilian subsidiary, Rigesa, Ltda. In addition, the segment manufactures equipment that is leased to its beverage and dairy customers to package their products. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, media products and nonrefrigerated beverages. Coated Natural Kraft® paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multiple beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as in pad stock for electronic components.

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

In January of 2005, the company entered into an agreement to sell all of its interests in its printing and writing paper business, related forestlands and other assets (“paper business”) to an affiliate of Cerberus Management LLC, a private investment firm, for $2.3 billion in cash. The company estimates that it will incur a pretax accounting loss of about $825 million to $840 million (approximately $625 million to $635 million after tax), of which $710 million ($548 million after tax) was recorded in the fourth quarter of 2004 for impairments of goodwill and other long-lived assets and other exit-related costs, most of which was associated with fair value adjustments of the paper business recorded in purchase accounting at the time of the Mead and Westvaco merger. The company expects to incur additional costs in 2005 of approximately $115 million to $130 million pretax once the divestiture is completed. The transaction is expected to close in the second quarter of 2005. Beginning in 2005, the company will report the paper business as a discontinued operation.

Consumer and Office Products

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including Mead®, AT-A-GLANCE®, AMCAL® Cambridge®, Day Runner®, Five Star®, COLUMBIAN® and Trapper Keeper®.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from saw dust and from the by-products of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

For a more detailed description of MeadWestvaco’s segments, including financial information, see Note T of the consolidated financial statements included in the MeadWestvaco 2004 Annual Report to Shareholders, incorporated herein by reference.

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

Forestry

The principal raw material used in the manufacture of paper, paperboard and pulp is wood. MeadWestvaco’s strategy, based on the location of its mills and the composition of surrounding forestland ownership, is to provide a portion of its wood fiber from company-owned land and to rely on private woodland owners and private contractors and suppliers for the balance. MeadWestvaco owns approximately 2.2 million acres and manages an additional 103,000 acres worldwide. With the pending sale to Cerberus Capital Management, L.P. of MeadWestvaco’s Papers Group, 0.9 million acres of supporting forestlands will be conveyed. This will reduce MeadWestvaco’s U.S. land base to approximately 1.3 million acres of forest ownership, for supporting the continuing mill operations. The company may consider the sale of parcels that supply to its mills so long as it is able to obtain fiber supply agreements in conjunction with the sale.

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

As of December 31, 2004, MeadWestvaco owned 131,000 acres of forestland in Brazil (more than 1,000 miles from the Amazon rainforests); and approximately 2,048,000 acres of forestland in the United States, including 651,000 acres in the North; 642,000 acres in the Central region; and 755,000 acres in the South. An additional 103,000 acres are managed in the South. After the sale of the paper business, MeadWestvaco will own approximately 1,268,000 acres of forestland.

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

The company competes principally through quality; price; value-added products and services such as packaging solutions; customer service; innovation; technology; and product design. The company’s proprietary trademarks and patents, in the aggregate, are also important to the company’s competitive position in certain markets.

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

Research

MeadWestvaco’s research and development efforts are primarily focused on innovative product development and manufacturing process improvement, as well as on increased timber and fiber production on a sustainable basis.

Environmental Laws and Regulations

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Over the years, MeadWestvaco has made significant capital expenditures to comply with environmental laws, rules and regulations. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, MeadWestvaco estimates that it will incur approximately $68 million in environmental capital expenditures in 2005 and approximately $46 million in 2006. The estimate for 2005 includes anticipated expenditures for MeadWestvaco’s Papers business which will be reporting as discontinued operations beginning January 1, 2005. Approximately $41 million was spent on environmental capital projects in 2004.

In the past, the company has separately reported anticipated capital expenditures for compliance with certain regulations promulgated under the Clean Air Act and Clean Water Act (“the Cluster Rules”), which were designed to reduce air and water discharges of specific substances from U.S. pulp and paper mills no later than 2006. These anticipated expenditures are now included in the expenditures stated above.

In addition, a portion of the company’s anticipated future environmental capital expenditures concern compliance with regulations promulgated under the Clean Air Act in 2004, commonly referred to as the “Industrial Boiler MACT Rules.” These rules are designed to reduce or limit emissions of various hazardous air pollutants associated with the operation of non-utility, industrial boilers. The rules apply to industrial, commercial and institutional boilers and process heaters in use at many U.S. industries and facilities, including pulp and paper mills, and require existing facilities to be in compliance by September 13, 2007. The company has taken steps already to comply with the Industrial Boiler MACT Rules and expects to incur capital expenditures beyond the expenditures stated above by approximately $3 million to comply with the Industrial Boiler MACT Rules.

MeadWestvaco has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3, “Legal Proceedings.” There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. MeadWestvaco has liabilities of approximately $34 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. Amounts to be charged to this liability are not included in the anticipated capital expenditures previously stated. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $24 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3, “Legal proceedings.”

Employees

MeadWestvaco employs approximately 29,400 people worldwide, of whom approximately 20,600 are employed in the United States and 8,800 are employed internationally. Of this group, approximately 12,400 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco’s European facilities have separate house union agreements or series of agreements specific to the workforce at each facility.

International operations

MeadWestvaco’s operations outside the United States are conducted through subsidiaries located in Canada, Latin America, Europe and Asia. While there are risks inherent in foreign investments, MeadWestvaco does not believe at this time that such risks are material to its overall business prospects. MeadWestvaco’s sales that were attributable to domestic operations were 81%, 82% and 85% for the years ended December 31, 2004, 2003 and 2002. MeadWestvaco’s sales that were attributable to foreign operations were 19%, 18% and 15% for the years ended December 31, 2004, 2003 and 2002. Export sales from MeadWestvaco’s U.S. operations were approximately 12% in each of the years ended December 31, 2004, 2003 and 2002. After the sale of the paper business, MeadWestvaco expects that sales that are attributable to domestic and foreign operations will be approximately 74% and 26%, respectively. For more information about domestic and foreign operations, see Note T to the consolidated financial statements included in the MeadWestvaco 2004 Annual Report to Shareholders, incorporated herein by reference.

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

The MeadWestvaco Corporation’s Corporate Governance Principles and the company’s charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, and Safety, Health and Environment Committee) are included on the company’s website at the following address: http://www.meadwestvaco.com/corporate.nsf/investor. The company’s Code of Conduct can be found on the company’s website at the following address: http://www.meadwestvaco.com/corporate.nsf/investor/conduct, and print copies are available upon request.

Item 2. Properties

MeadWestvaco is headquartered in Stamford, Connecticut, and maintains a significant corporate and operational presence in Dayton, Ohio. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. For information concerning the company’s forestlands, see Part I, Item 1, “Business.” The locations of MeadWestvaco’s production facilities are as follows:

Packaging

Paperboard Mills
Cottonton, Alabama	North Charleston, South Carolina
Covington, Virginia	Tres Barras, Santa Catarina, Brazil
Evadale, Texas	Valinhos, São Paulo, Brazil

Extrusion and Sheeting Plants
Low Moor, Virginia	Venlo, The Netherlands
Silsbee, Texas

Consumer Packaging Plants
Birmingham, United Kingdom	Louisville, Kentucky (Leased)
Bydgoszcz, Poland	Manaus, Amazonas, Brazil
Caguas, Puerto Rico (Leased)	Mebane, North Carolina
Corby, United Kingdom	Melrose Park, Illinois (Leased)
Dresden, Germany	Moscow, Russian Federation (Leased)
Dublin, Ireland (Leased)	Pine Brook, New Jersey
Elizabethtown, Kentucky	Pittsfield, Massachusetts (Leased)
Enschede, The Netherlands	Salzburg, Austria (Leased)
Franklin Park, Illinois (Leased)	Slough, United Kingdom (Leased)
Freden, Germany	Svitavy, Czech Republic
Garner, North Carolina	Swindon, United Kingdom (Leased)
Graz, Austria	Sydney, Australia (Leased)
Grover, North Carolina	Thalgau, Austria (Leased)
Haarlem, The Netherlands	Uden, The Netherlands (Leased)
Jacksonville, Illinois	Valinhos, São Paulo, Brazil
Krakow, Poland	Warrington, Pennsylvania (Leased)
Littlehampton, United Kingdom (Leased)	Warsaw, Poland (Leased)
London, United Kingdom (Leased)
Louisa, Virginia (Leased)

Lumber Product Plants
Cottonton, Alabama	Summerville, South Carolina

Corrugated Container Plants
Blumenau, Santa Catarina, Brazil	Pacajus, Ceara, Brazil
Manaus, Amazonas, Brazil	Valinhos, São Paulo, Brazil
Fiera de Santana, Bahia, Brazil

Packaging Systems Plants
Ajax, Ontario, Canada	Deols, France
Atlanta, Georgia	Lanett, Alabama
Bilboa, Spain	Roosendaal, The Netherlands
Borghetto di Avio, Italy	Shimada, Japan
Bristol, United Kingdom	Smyrna, Georgia
Chateauroux, France	Trier, Germany
Chicago, Illinois	Troyes, France

Papers

Paper Mills
Chillicothe, Ohio	Rumford, Maine
Escanaba, Michigan	South Lee, Massachusetts
Luke, Maryland	Wickliffe, Kentucky
Potsdam, New York
Carbonless Converting Plant
Fremont, Ohio
Coated Converting Plant
Chillicothe, Ohio

Consumer & Office Products

Plants and Distribution Centers
Alexandria, Pennsylvania	Sidney, New York
Bauru, São Paulo, Brazil	Toronto, Ontario, Canada
Garden Grove, California

Envelope Plants
Atlanta, Georgia	Kenosha, Wisconsin
Dallas, Texas	Los Angeles, California
Enfield, Connecticut	Williamsburg, Pennsylvania
Indianapolis, Indiana

Specialty Chemicals

Covington, Virginia	North Charleston, South Carolina
DeRidder, Louisiana	Wickliffe, Kentucky
Waynesboro, Georgia

Forestry Centers

Chillicothe, Ohio	Summerville, South Carolina
Escanaba, Michigan	Tres Barras, Santa Catarina, Brazil
Phenix City, Alabama	Wickliffe, Kentucky
Rupert, West Virginia

Research Facilities
Chillicothe, Ohio	North Charleston, South Carolina
Laurel, Maryland	Summerville, South Carolina

Leases

For financial data on certain MeadWestvaco leases, see Note H to the consolidated financial statements, included in the MeadWestvaco 2004 Annual Report to Shareholders, and incorporated herein by reference.

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

Item 3. Legal proceedings

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco’s Luke, Maryland mill, alleging violation of the PSD regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with the EPA’s allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco’s Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Following initial discovery, and in response to Motions for Partial Summary Judgment filed by Westvaco, the government abandoned several of its claims for injunctive relief. Discovery is proceeding in connection with the claims still remaining, and a series of motions and evidentiary hearings on discrete issues are expected in 2005. No trial date has been set, but a trial is not expected to commence before early 2006. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

In June 1996, the EPA issued administrative orders under Section 106 of CERCLA to Mead and two other potentially responsible parties (PRPs), relating to remediation of certain property within the Chattanooga Creek (Tennessee) Superfund site, including land located near a former, closed Mead manufacturing facility. In 1997, Mead indicated its intent to not comply with the Section 106 order. In 2004, the company and other potentially responsible parties (PRPs) reached a settlement and signed a Consent Decree with the U.S. EPA concerning the Chattanooga Creek Superfund Site. Under the terms of the Consent Decree, the private PRPs, including MeadWestvaco, will undertake final remediation action at the Chattanooga Creek Superfund Site, which is expected to begin in 2005. In addition, the PRPs, including MeadWestvaco, will reimburse the U.S. EPA for past costs incurred in connection with the site. This settlement resolves all the parties’ respective liabilities to the government with respect to the site. The Consent Decree is subject to public comment and must be approved by the federal district court before it takes effect. No objections are anticipated. MeadWestvaco does not expect this proceeding will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, it is possible such proceeding could have a material effect on the results of operations.

MeadWestvaco has established liabilities of approximately $34 million relating to the aforementioned and other environmental proceedings. Additional information is included in Part I, Item 1, “Business - Environmental Laws and Regulations,” and Note O to the consolidated financial statements included in the MeadWestvaco 2004 Annual Report to Shareholders incorporated herein by reference.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Item 4. Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2004.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	56	Chairman and Chief Executive Officer	2002
James A. Buzzard	50	President	2003
E. Mark Rajkowski	46	Senior Vice President and Chief Financial Officer	2004
Linda V. Schreiner	45	Senior Vice President	2002
Mark T. Watkins	51	Senior Vice President	2002
Wendell L. Willkie, II	53	Senior Vice President, General Counsel and Secretary	2002
Daniel J. McIntyre	51	Vice President	2003
Robert E. Birkenholz	44	Treasurer	2004
John E. Banu	57	Controller	2002

*	As of March 1, 2005
**	Director of MeadWestvaco

MeadWestvaco’s officers are elected by the Board of Directors annually for one-year terms.

John A. Luke, Jr., President and Chief Executive Officer 2002-2003, Chairman of the Board, Chief Executive Officer and President of Westvaco 1996-2002;

James A. Buzzard, Executive Vice President 2002-2003, Executive Vice President of Westvaco, 2000-2002, Senior Vice President, 1999, Vice President, 1992-1999;

E. Mark Rajkowski, Vice President, Eastman Kodak Company and General Manager Worldwide Operations for Kodak’s Digital and Film Imaging Systems Business, 2003-2004; Chief Operating Officer of Eastman Kodak’s Consumer Digital Business, 2003; Vice President, Finance of Eastman Kodak 2001-2002; Corporate Controller of Eastman Kodak 1998-2001.

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

Robert E. Birkenholz, Assistant Treasurer 2003-2004; Assistant Treasurer, Amerada Hess Corporation 1997-2002;

John E. Banu, Vice President of Westvaco 1999-2002, Comptroller 1995-1999.

There are no family relationships among executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

Part II

Item 5. Market for the registrant’s common stock, related security holder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2004		Year ended December 31, 2003
	High	Low	High	Low
STOCK PRICES
First Quarter	$30.19	$25.78	$26.86	$21.37
Second Quarter	29.40	25.16	26.35	21.72
Third Quarter	31.90	28.31	27.35	23.50
Fourth Quarter	34.34	29.56	29.83	24.92

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2004, the number of shareholders of record of MeadWestvaco common stock was approximately 34,730. This number includes approximately 20,404 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in the company’s savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

	Year ended December 31, 2004	Year ended December 31, 2003
DIVIDENDS PER SHARE
First Quarter	$.23	$.23
Second Quarter	.23	.23
Third Quarter	.23	.23
Fourth Quarter	.23	.23

Year	$.92	$.92

(d)	COMMON STOCK REPURCHASES

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

The common stock shares repurchased by the company during the quarter ended December 31, 2004 are as follows:

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004 – October 31, 2004	—	—	—	N/A
November 1, 2004 – November 30, 2004	8,672	29.38	—	N/A
December 1, 2004 - December 31, 2004	2,825	26.62	—	N/A

(1)	Employee(s) exercising options delivered 11,497 shares to the company to pay the exercise price and tax withholding obligations upon exercise. These shares were purchased in a private transaction pursuant to the terms of the option agreement.

Item 6. Selected financial data

	Years ended December 31			Two-month transition period ended December 31	Fiscal years ended October 31
In millions, except per share data	2004	2003	2002	2001	2001		2000
EARNINGS
Net sales	$8,227	$7,553	$7,242	$603	$3,935		$3,857
Income (loss) from continuing operations	(349)	22	(5)	(22)	88		246
Discontinued operations	—	—	(34)	—	—		—
Cumulative effect of accounting change	—	(4)	(359)	—	—		—
Net income (loss)	(349)[1]	18 [2]	(398)[3]	(22)	88	[4]	246	[5]
Income (loss) from continuing operations per share - basic and diluted	(1.73)	0.11	(0.02)	(0.21)	0.87		2.44
Net income (loss) per share - basic and diluted	(1.73)	0.09	(2.07)	(0.21)	0.87		2.44
Depreciation, depletion and amortization	726	724	674	61	347		314

COMMON STOCK
Number of common shareholders	34,730	36,740	37,200	18,920	19,070		19,000
Weighted average number of shares outstanding:
Basic	202	200	192	102	101		101
Diluted	202	202	192	102	102		101
Cash dividends	$186	$184	$206	$—	$89		$88
Per share:
Dividends declared	0.92	0.92	0.92	0.22	0.88		0.88
Book value	21.17	23.46	23.76	22.58	22.86		23.17

In millions

FINANCIAL POSITION
Working capital	$811	$910	$794	$308	$315		$497
Current ratio	1.5	1.6	1.5	1.4	1.4		1.9
Property, plant, equipment and forestlands, net	$6,583	$7,378	$7,834	$4,203	$4,227		$4,197
Total assets	11,681	12,470	12,904	6,828	6,787		6,570
Long-term debt, excluding current maturities	3,427	3,969	4,233	2,697	2,660		2,687
Shareholders’ equity	4,317	4,713	4,753	2,315	2,341		2,333
Debt to total capital	46%	47%	49%	55%	55%		54%

OPERATIONS
Primary production of paper, paperboard and market pulp (tons, in thousands)	6,702	6,318	6,034	553	3,641		3,749
New investment in property, plant, equipment and forestlands (in millions)	$407	$393	$424	$56	$296		$174
Acres of forestlands owned (in thousands)	2,179	2,347	3,182	1,378	1,378		1,418
Employees	29,400	29,500	30,700	17,410	17,530		17,050

[1]	2004 results include an after-tax charge of $548 million, or $2.72 per share, for impairments of goodwill and other long-lived assets and other exit-related costs associated with the sale of the paper business and $66 million, or $.33 per share, for restructuring activities.

[2]	2003 results include an after-tax charge of $4 million, or $.02 per share, for the cumulative effect of the initial adoption of SFAS No. 143, after-tax charges of $42 million, or $.21 per share, for restructuring activities, after-tax charges of $17 million, or $.08 per share related to the early retirement of debt and after-tax gains of $8 million, or $.04 per share, on the recovery of insurance settlements.
[3]	2002 results include a net after-tax loss from discontinued operations of $34 million, or $.18 per share, a charge for the impairment of goodwill (due to the initial adoption of SFAS 142) of $359 million, or $1.87 per share, net after-tax restructuring and merger-related expenses of $95 million or $.49 per share and an after-tax costs related to the early retirement of debt of $4 million, or $.02 per share.
[4]	Fiscal year 2001 results include a net after-tax restructuring charge of $35 million, or $.35 per share, a credit of $11 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of $3 million, or $.03 per share, from the sale of a lease.
5	Fiscal year 2000 results include a net after-tax restructuring charge of $11 million, or $.11 per share, an after-tax charge of $9 million, or $.09 per share, for the extinguishment of higher interest rate debt and an after-tax gain of $4 million, or $.04 per share, from the sale of assets.

Item 7. Management’s discussion and analysis of financial condition and results of operations

Information required by this item is included on pages 14-30 of the MeadWestvaco 2004 Annual Report to Shareholders and attached hereto as Exhibit 13 and is incorporated herein by reference.

Item 7A. Quantitative and qualitative disclosures about market risk

The quantitative and qualitative disclosures about market risk information required by this Item are set forth on pages 25 and 26 of the MeadWestvaco 2004 Annual Report to Shareholders and are incorporated herein by reference.

Item 8. Financial statements and supplementary data

The financial statements and related notes for MeadWestvaco, together with the report of PricewaterhouseCoopers LLP dated March 14, 2005, appearing on pages 31 to 57 of the MeadWestvaco 2004 Annual Report to Shareholders and attached hereto as Exhibit 13 are incorporated by reference in this Annual Report on Form 10-K.

The financial statements and related notes for Northwood Panelboard Company as of December 31, 2003 and March 31, 2004 are included below. The financial statements are included as Northwood Panelboard Company is deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X. The company’s investment in Northwood Panelboard was sold in the first quarter of 2004.

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

Financial Statements (Unaudited)

Northwood Panelboard Company

for the quarterly period ended March 31, 2004

BALANCE SHEETS

(Unaudited)

In dollars	March 31, 2004	December 31, 2003
ASSETS
Current
Cash	$4,618,669	$13,118
Due from manager [note 2]	8,366,901	5,064,525
Other receivables	150,159	158,917
Inventories [note 3]	7,620,357	4,015,715
Prepaid expenses	130,956	201,852

Total current assets	20,887,042	9,454,127

Capital assets, net [note 4]	12,292,300	12,528,634
Deferred financing costs, net of accumulated amortization of $188,382 in 2003	—	198,472

	$33,179,342	$22,181,233

LIABILITIES AND PARTNERS’ EQUITY (DEFICIENCY)
Current
Bank indebtedness	$—	$925,505
Accounts payable and accrued liabilities [note 5]	4,028,004	5,872,802

Total current liabilities	4,028,004	6,798,307

Long-term debt [note 6]	—	15,200,000

Total liabilities	4,028,004	21,998,307

Commitments and contingencies [notes 6 and 8]
Partners’ equity	29,151,338	182,926

	$33,179,342	$22,181,233

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF EARNINGS

(Unaudited)

	First Quarter ended March 31
In dollars	2004	2003
Sales [note 2]	$32,432,679	$15,853,644

Costs and expenses
Direct costs	11,010,868	10,214,889
Commission expense [note 2]	925,496	440,543
Fringe benefits and indirect salaries [note 7]	2,087,616	1,189,308
General and administrative	394,737	425,847
Depreciation and amortization	579,323	383,931

Operating income	17,434,639	3,199,126
Interest expense	66,226	119,344

Net earnings for the quarter	$17,368,413	$3,079,782

See accompanying notes

Northwood Panelboard Company

STATEMENTS OF CASH FLOWS

(Unaudited)

	First Quarter ended March 31
In dollars	2004	2003
OPERATING ACTIVITIES
Net earnings for the quarter	$17,368,413	$3,079,782
Add (deduct) items not affecting cash
Depreciation and amortization	579,323	383,931
Gain on disposal of capital assets	—	—
Changes in operating assets and liabilities
Due from manager	(3,302,376)	(1,067,449)
Other receivables	8,758	(52,220)
Inventories	(3,604,642)	(2,918,645)
Prepaid expenses	70,896	66,926
Accounts payable and accrued liabilities	(1,844,798)	(292,939)

Cash provided by operating activities	9,275,574	(800,614)

INVESTING ACTIVITIES
Purchase of capital assets	(144,518)	(18,475)
Proceeds on disposal of capital assets	—	—

Cash used in investing activities	(144,518)	(18,475)

FINANCING ACTIVITIES
Increase (decrease) in bank indebtedness	(4,525,505)	1,862,642
Decrease in long-term debt	(11,600,000)	(1,200,000)
Contributions from partners	11,600,000	—

Cash used in financing activities	(4,525,505)	662,642

Net increase (decrease) in cash during the quarter	4,605,551	(156,447)
Cash, beginning of quarter	13,118	173,167

Cash, end of quarter	$4,618,669	$16,720

Supplemental cash flow information
Interest paid	$129,315	$95,737

See accompanying notes

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and ownership

Northwood Panelboard Company [the “Partnership”] is a partnership, organized under the Minnesota Uniform Partnership Act, between Mead Panelboard, Inc. [a wholly-owned subsidiary of MeadWestvaco Corporation] and Nexfor (USA), Inc. [a wholly-owned subsidiary of Nexfor Inc.]. Each partner had a 50% interest in the Partnership’s equity and any distributions. The Partnership operates an oriented strand board mill near Bemidji, Minnesota.

During the quarter, MeadWestvaco Corporation sold its interest in the Partnership to Nexfor. The transaction resulted in an additional capital contribution to the Partnership by Nexfor, to pay down the long-term debt of the Partnership.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the annual financial statements for the year ended December 31, 2003.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the annual financial statements for the year ended December 31, 2003.

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

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Marketing agreement and concentration of sales

The Partnership has an exclusive sales agreement with its manager under which the company acts as sales agent for the oriented strand board produced by the mill. The manager sells the product at prevailing market prices and is paid a commission which is calculated as 3% of sales. The manager is responsible for sales, billings and collections, including all costs for bad debts. The manager’s sales to three end customers amounted to approximately 26%, 13% and 9% of total sales from the Partnership [2003 - 26%, 17% and 9%; 2001 - 23%, 18% and 8%], respectively. The Partnership derives its sales from customers in the U.S. and capital assets are located in the U.S.

The balance due from the manager is non-interest bearing and is due in approximately 20 days from the date of shipment to the ultimate customer.

In addition, during the first quarter of 2004 and 2003, the manager reimbursed the Partnership for expenditures related primarily for salaries and insurance costs made on its behalf amounting to $382,733 and $249,516, respectively.

3. INVENTORIES

Inventories consist of the following:

In dollars	March 31, 2004	December 31, 2003
Raw materials	$4,932,766	$1,494,140
Finished goods	616,850	517,739
Repair and replacement parts	2,018,583	1,944,689
Supplies	52,158	59,147

	$7,620,357	$4,015,715

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

4. LONG-TERM DEBT

Long-term debt consists of the following:

In dollars	March 31, 2004	December 31, 2003
Note payable under a $10,000,000 revolving credit agreement	—	$3,600,000
Environmental Control Revenue Refunding Bonds due December 1, 2021 with interest payable monthly at a variable rate, secured by a standby letter of credit expiring March 31, 2005	—	5,800,000
Environmental Improvement Revenue Bonds due July 1, 2025, with interest payable monthly at a variable rate, secured by a standby letter of credit expiring March 3, 2004	—	5,800,000

	—	$15,200,000

As a result of the change in ownership, as well as positive operations in the first quarter, all of the long-term debt of the Partnership was paid off. See Note 1 for further information on the change in ownership.

6. COMMITMENTS AND CONTINGENCIES

[a]	As a result of new regulations, the Partnership has performed a review of their air emissions and carried out a Best Available Current Technology review at the request of the Minnesota Pollution Control Agency [“MPCA”]. The Partnership has proposed changes to their emission control equipment to the MPCA that may result in capital expenditures of approximately $8,000,000. On December 30, 2003, the MPCA issued a notice to the public indicating that the Partnership has applied for an air emission facility permit for modification and operation of the mill. The public comment period expired on January 29, 2004. There were no comments received from the public as a result of the notice. The air emission permit was issued on May 11, 2004. The project is expected to be completed by November 2005.

[b]	The Partnership is subject to claims and proceedings in the ordinary course of business. Each of these claims and proceedings is subject to various uncertainties and it is possible that some of these matters may be resolved unfavourably to the Partnership. Management believes that any liability that may ultimately result will not have a material adverse effect on the Partnership’s financial position or results of operations.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This deficiency resulted in the restatement of the interim consolidated financial statements for 2004, 2003 and 2002 and the annual consolidated financial statements for 2003 and 2002 as well as audit adjustments to the fourth quarter 2004 consolidated financial statements. Additionally, this control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this condition constitutes a material weakness.

Based on its assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of the material weakness in internal control over financial reporting discussed above.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 57 of the 2004 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the company evaluated the effectiveness of its “disclosure controls and procedures”. This evaluation was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Because of the material weakness described above, based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures were not effective, as of December 31, 2004, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management has advised the audit committee of the company’s board of directors of the material weakness in the company’s internal control over financial reporting discussed above, and of any significant deficiency in internal control over financial reporting.

During 2004 and continuing through the filing date of this Annual Report on Form 10-K, the company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. These improvements include among other things: recruiting a new Vice President of Tax; expanding supervisory activities and monitoring techniques; educating and training individuals involved in accounting and reporting for income taxes; enhancing the reconciliation of income tax accounts; and strengthening procedures designed to ensure that all information relating to transactions directly or indirectly involving the provision for income tax and deferred income taxes is made known to persons responsible for preparing the financial statements.

Disclosure Controls, Internal Controls and CEO and CFO Certifications.

Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in the company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The company also reviewed its “internal control over financial reporting” for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in the company’s internal control over financial reporting, as discussed below.

Appearing as exhibits to this Annual Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of the Annual Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4(c) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The certifications by the company’s Chief Executive Officer and Chief Financial

Officer of this Annual Report on Form 10-K, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Annual Report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

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

Scope of the Controls Evaluation.

The CEO/CFO evaluation of the company’s disclosure controls and procedures included a review of the disclosure controls and procedures’ objectives and design, the disclosure controls and procedures’ implementation by the company and the effectiveness of the disclosure controls and procedures in ensuring that material information relating to the company and its subsidiaries is made known to management and is appropriately reflected in the company’s SEC filings and submissions. This type of evaluation is conducted on a quarterly basis so that the conclusions concerning effectiveness of disclosure controls and procedures can be reported in the company’s Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

The company’s internal control over financial reporting is also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal control over financial reporting, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s internal control over financial reporting. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report material weaknesses in this Item of the Annual Report. An internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A “material weakness” is a significant deficiency or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Part III

Item 10. Directors and executive officers of the registrant

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2005 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 25, 2005, and is incorporated herein by reference. A portion of the information required by this item for the MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11. Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2005 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC or before March 25, 2005, and is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2005 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 25, 2005, and is incorporated herein by reference.

Item 13. Certain relationships and related transactions

Information required by this item will be contained in MeadWestvaco’s 2005 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 25, 2005, and is incorporated herein by reference.

Item 14. Principal accountant fees and services

Information required by this item will be contained in MeadWestvaco’s 2005 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 25, 2005, and is incorporated herein by reference.

III-1

Part IV

Item 15. Exhibits and financial statement schedules

(a)	Documents filed as part of this report:

1. Consolidated financial statements

The consolidated financial statements of MeadWestvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the MeadWestvaco 2004 Annual Report to Shareholders and are attached hereto as Exhibit 13:

2. Consolidated financial statement schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

3. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to the company’s Form 8-K filed on January 29, 2002, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant, previously filed as Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4.1 to the company’s Form 8-K on April 2, 2002, and incorporated herein by reference.

4.2	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.3	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.4	Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.5	Fifth Supplemental Indenture between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.6	Sixth Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.7	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984, and incorporated herein by reference.

4.8	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A dated January 29, 2002, and incorporated herein by reference.

4.9	Indenture dated as of July 15, 1982 between The Mead Corporation and The First National Bank of Chicago, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991, previously filed as Exhibit 4.ix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.10	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.x to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.11	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.13	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

10.1+	The Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

10.2+	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

10.3+	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

10.4+	The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as Exhibit 10.c to Westvaco’s Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.5+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.6+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.7+	1985 Supplement to The Mead Corporation’s Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.8+	The Mead Corporation Excess Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxx to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.9+	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.10+	The Mead Corporation Excess Earnings Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.11+	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.12+	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.14+	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.16+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.17+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.18+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.19+	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.20+	The Mead Corporation Amended and Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxxi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.21+	The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation Annual and Long-term Incentive Plan (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.40 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Annual and Long-term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.41 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.24	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended, previously filed as Exhibit 10.xxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, incorporated herein by reference.

10.25	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended, previously filed as Exhibit 10.xxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, incorporated herein by reference.

10.26+	Form of Employment Agreement for John A. Luke, Jr. and James A. Buzzard, dated January 29, 2004, previously file as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, incorporated herein by reference.

10.27+	Form of Employment Agreement for Mark T. Watkins, dated January 29, 2004, previously file as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, incorporated herein by reference.

10.28	Equity and Asset Purchase Agreement dated January 14, 2005 between Registrant and Maple Acquisition LLC, previously filed on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.29*	$1 billion Five-Year Credit Agreement dated as of December 1, 2004 among the Registrant, The Bank of New York, as agent, and the banks named therein.

10.30+*	MeadWestvaco Corporation 2005 Compensation for Non-Employee Directors

10.31+*	MeadWestvaco Corporation 2005 Compensation for Named Executive Officers

10.32+*	MeadWestvaco Corporation Retirement Restoration Plan Effective January 1, 2003.

10.33+*	Form of Employment Agreement dated January 29, 2004 for Wendell L. Willkie, II.

10.34+*	Form of Employment Agreement dated September 30, 2004 for E. Mark Rajkowski.

13*	Page 14 through 57 of the MeadWestvaco 2004 Annual Report to Shareholders, incorporated by reference in response to Item 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

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

Signature	Title	Date
/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	March 14, 2005
John A. Luke, Jr.

/s/ E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	March 14, 2005
E. Mark Rajkowski

/s/ John E. Banu	Controller (Principal Accounting Officer)	March 14, 2005
John E. Banu

/s/ John G. Breen	Director	March 14, 2005
John G. Breen

/s/ Michael E. Campbell	Director	March 14, 2005
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	March 14, 2005
Dr. Thomas W. Cole, Jr.

/s/ Duane E. Collins	Director	March 14, 2005
Duane E. Collins

/s/ William E. Hoglund	Director	March 14, 2005
William E. Hoglund

/s/ James G. Kaiser	Director	March 14, 2005
James G. Kaiser

/s/ Richard B. Kelson	Director	March 14, 2005
Richard B. Kelson

/s/ John A. Krol	Director	March 14, 2005
John A. Krol

/s/ Susan J. Kropf	Director	March 14, 2005
Susan J. Kropf

/s/ Douglas S. Luke	Director	March 14, 2005
Douglas S. Luke

/s/ Robert C. McCormack	Director	March 14, 2005
Robert C. McCormack

/s/ Jane L. Warner	Director	March 14, 2005
Jane L. Warner

/s/ J. Lawrence Wilson	Director	March 14, 2005
J. Lawrence Wilson

EXHIBIT INDEX

10.29	$1 billion Five-Year Credit Agreement dated as of December 1, 2004 among the Registrant, The Bank of New York, as agent, and the banks named therein.

10.30	MeadWestvaco Corporation 2005 Compensation for Non-Employee Directors

10.31	MeadWestvaco Corporation 2005 Compensation for Named Executive Officers

10.32	MeadWestvaco Corporation Retirement Restoration Plan Effective January 1, 2003.

10.33	Form of Employment Agreement dated January 29, 2004 for Wendell L. Willkie, II.

10.34	Form of Employment Agreement dated September 30, 2004 for E. Mark Rajkowski.

13.	Attached hereto is a copy of pages 14 through 57 of the MeadWestvaco 2004 Annual Report to Shareholders, incorporated by reference in response to Items 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

MeadWestvaco Corporation

World Headquarters

One High Ridge Park

Stamford, Connecticut 06905

www.meadwestvaco.com