Form 10-Q
period 2005-03-31
MEADWESTVACO CORP
filed 2005-05-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park Stamford, CT 06905 Telephone 203-461-7400
(State of incorporation)
31-1797999
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

At April 30, 2005, the latest practicable date, there were 205,104,473 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS	INDEX

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	First Quarter Ended March 31
	2005	2004
Net sales	$1,373	$1,314

Cost of sales	1,148	1,100
Selling, general and administrative expenses	189	193
Interest expense	52	50
Other income, net	(40)	(68)

Income from continuing operations before income taxes	24	39
Income tax provision	7	13

Income from continuing operations	17	26
Discontinued operations, net of tax	(23)	(28)

Net loss	$(6)	$(2)

Income (loss) per share - basic and diluted:
Income from continuing operations	$0.08	$0.13
Discontinued operations	(0.11)	(0.14)

Net loss	$(0.03)	$(0.01)

Shares used to compute net loss per share:
Basic	204.1	201.2
Diluted	205.9	202.7

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	March 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$207	$270
Short-term investments	—	5
Accounts receivable, net	659	845
Inventories	793	735
Other current assets	169	170
Current assets of discontinued operations	594	537

Current assets	2,422	2,562

Property, plant, equipment and forestlands, net	4,630	4,688

Prepaid pension asset	1,056	1,040
Goodwill	556	557
Other assets	800	834
Non-current assets of discontinued operations	1,923	2,000

	$11,387	$11,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$357	$432
Accrued expenses	725	819
Notes payable and current maturities of long-term debt	218	234
Current liabilities of discontinued operations	247	266

Current liabilities	1,547	1,751

Long-term debt	3,245	3,282
Other long-term obligations	674	681
Deferred income taxes	1,481	1,505
Long-term debt of discontinued operations	145	145

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 205,050,809 (2004 – 203,930,342)	2	2
Additional paid-in capital	3,977	3,952
Retained earnings	341	394
Accumulated other comprehensive loss	(25)	(31)

	4,295	4,317

	$11,387	$11,681

The accompanying notes are an integral part of these financial statements.

INDEX

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Quarter Ended March 31
	2005	2004
Cash flows from operating activities:
Net loss	$(6)	$(2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	127	119
Deferred income taxes	(8)	5
Gain on sales of assets	(40)	(65)
Pension income before settlements and curtailments	(18)	(22)
Impairment of long-lived assets	—	2
Discontinued operations	23	28
Changes in working capital, excluding the effects of acquisitions and dispositions	(68)	(74)
Other, net	5	(1)

Net cash provided by (used in) operating activities of continuing operations	15	(10)
Net cash provided by (used in) discontinued operations	(47)	36

Net cash provided by (used in) operating activities	(32)	26

Cash flows from investing activities:
Capital expenditures	(51)	(48)
Proceeds from sales of assets	55	108
Sale of short-term investments	5	10
Discontinued operations	2	(11)
Other	7	(2)

Net cash provided by investing activities	18	57

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1
Repayment of long-term debt	(15)	(21)
Notes payable, net	(25)	5
Proceeds from issuance of common stock and exercises of stock options	25	11
Changes in book overdrafts	13	20
Dividends paid	(47)	(46)

Net cash used in financing activities	(49)	(30)

Effect of exchange rate changes on cash	—	3

Increase (decrease) in cash and cash equivalents	(63)	56

Cash and cash equivalents:
At beginning of period	270	215

At end of period	$207	$271

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

1. Basis of Presentation

MeadWestvaco Corporation is a Delaware corporation formed for the purpose of consummating the business combination of The Mead Corporation and Westvaco Corporation, which was completed on January 29, 2002. Unless otherwise indicated or the context otherwise requires, the terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s 2004 Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior period amounts have been reclassified in these financial statements to conform to the 2005 financial statement presentation. Those reclassifications include presentation of discontinued operations for the Papers business. Refer to Note 12 for further detail.

Stock Options

The company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. The company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. In January 2003, the company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The company continues to apply the intrinsic value-based method to account for stock options.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and net income (loss) per share would have changed to the unaudited pro forma amounts as follows:

In millions, except per share data	First Quarter Ended March 31
	2005	2004
Net loss –
As reported	$(6)	$(2)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effect	1	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	3	2

Pro forma net loss	$(8)	$(4)

Loss per share - basic and diluted
As reported	$(0.03)	$(0.01)
Pro forma	(0.04)	(0.02)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-revised 2004 (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The company is in the process of analyzing the impact of SFAS 123R on results of operations for 2006.

2. Restructuring

Quarter ended March 31, 2005

In connection with the productivity initiative announced last year, during the quarter ended March 31, 2005, MeadWestvaco recorded pretax restructuring charges of $8 million for employee separation costs, asset writedowns and other restructuring-related costs. These costs were offset by gains of $2 million resulting from the sale of previously written-down assets. Approximately $3 million was recorded within each of cost of sales and selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the first quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $4 million, related primarily to employee benefit costs covering approximately 60 employees. As of March 31, 2005, about one-third of the affected employees had been separated from the company. The remaining employees will separate by the end of 2005.

Consumer and Office Products:

In connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004, the company recorded charges of $2 million relating primarily to closure-related costs. Additionally during the quarter, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

During the quarter, the company recorded additional charges of approximately $2 million related to employee separation costs covering approximately 30 employees. As of March 31, 2005, about 20 of these employees had separated from the company, and the remaining employees will separate by the end of 2005.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging		$4	$4
Consumer and Office Products	$2	—	2
All other	—	2	2

	$2	$6	$8

Gain on sale of Consumer and Office Products previously written-down assets	$(2)		$(2)

Year ended December 31, 2004

For the quarter ended March 31, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $10 million. Of these amounts, $8 million and $2 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs, assets writedowns and other costs for Packaging, Consumer and Office Products, and Corporate and other of $6 million, $1 million and $3 million, respectively. For the year ended December 31, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $100 million. Approximately $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2004, the company incurred charges of $11 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a domestic packaging systems plant. The charges included employee separation costs of $2 million related to approximately 140 employees. Most of these employees had separated from the company as of March 31, 2005. The remaining $9 million included $5 million of asset writedowns and $4 million of other closure-related costs.

Additionally, the company recorded charges of $28 million for asset writedowns, employee separation costs and other restructuring-related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $11 million for employee separation costs affecting approximately 300 employees in various facilities, $16 million for asset writedowns, of which $5 million related to the loss on the sale of a consumer packaging plant in Europe, and $1 million for other restructuring-related costs. As of March 31, 2005, all of the affected employees had separated from the company.

Consumer and Office Products:

In connection with the company’s action to consolidate its consumer and office products operations in North America and close several facilities, certain long-lived assets were determined to be impaired. Charges of $18 million were recorded to write down the affected assets to their estimated fair value under an asset held-for-use model. The company also recorded employee separation costs of $10 million related to approximately 700 employees associated with the facilities. Almost all of the affected employees had separated from the company at March 31, 2005. Additional charges of $15 million were recorded for lease termination and other closure-related costs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

Also recorded during the year was about $1 million related to employee separation costs covering approximately 10 employees, and $1 million for other restructuring-related costs associated with various other actions. As of March 31, 2005, all of the affected employees had separated from the company.

All Other:

Corporate assets that were written down to their estimated fair value during the year resulted in charges of approximately $4 million. As part of the continuing review of the businesses and various restructuring activities, including the reorganization of corporate functions and other business units, the company recorded charges that included $10 million of employee separation benefits covering about 150 employees, and $2 million of other restructuring-related costs. Approximately 125 of the employees have separated from the company as of March 31, 2005, and the remaining are expected to separate by the end of 2005. During 2004, the company also reversed charges of $2 million for employee separation benefits that had been recorded.

Additionally, a corporate asset was sold for a loss, resulting in a charge of $2 million.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first quarter of 2005:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$11	$6	$17
Current charges	6	2	8
Payments	(9)	(1)	(10)

Balance of related accruals at March 31, 2005	$8	$7	$15

Merger-Related Restructuring Activity

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$3	$—	$3
Current charges	—	—	—
Payments	(1)	—	(1)

Balance of related accruals at March 31, 2005	$2	$—	$2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

3. Inventories and Property, Plant and Equipment

In millions	March 31, 2005	December 31, 2004
Raw materials	$174	$172
Production materials, stores and supplies	96	95
Finished and in process goods	523	468

Inventories of continuing operations	$793	$735

Property, plant and equipment of continuing operations is net of accumulated depreciation of $3,018 million and $2,964 million at March 31, 2005 and December 31, 2004, respectively.

4. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes intangible assets for continuing operations subject to amortization included in other assets:

In millions	March 31, 2005		December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$201	$34	$201	$30
Customer contracts and lists	102	26	100	23
Patents	41	18	41	16
Other – primarily licensing rights	28	7	28	7

	$372	$85	$370	$76

The company recorded amortization expense of $9 million for each of the quarters ended March 31, 2005 and 2004, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2005 and each of the succeeding five years is as follows: 2005 - $33 million; 2006 - $30 million; 2007 - $28 million; 2008 - $25 million; 2009 - $24 million; and 2010 - $22 million. As acquisitions and dispositions occur in the future, these amounts may vary.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

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

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The impact of the legislation was a reduction in the company’s 2004 postretirement benefit obligation of $5 million and an expected reduction in its 2005 postretirement benefit cost of $1 million.

The components of net periodic benefits cost (income) from continuing operations for each of the periods presented are as follows:

First quarter ended March 31

In millions	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$13	$12	$1	$2
Interest cost on projected benefit obligation	34	34	3	3
Expected return on plan assets	(68)	(70)	—	—
Amortization of prior service cost	2	2	(1)	(1)
Amortization of net loss	1	—	1	2

Net periodic benefit cost (income) before settlements and curtailments	$(18)	$(22)	$4	$6

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans for the quarters ended March 31, 2005 and March 31, 2004.

The company expects to pay about $20 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2005. During the quarter ended March 31, 2005, about $5 million was paid. The company presently anticipates paying an additional $15 million during the remainder of 2005.

6. Loss Per Common Share

Basic net income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding if dilutive. For the quarters ended March 31, 2005 and 2004, 3.1 million and 14.1

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

million options, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share. The number of shares used to calculate income (loss) per share as of March 31, 2004 has been adjusted in accordance with FAS 128, Earnings per Share, when presenting income (loss) from operations.

7. Segment Information

The company’s principal business segments, which now exclude the Papers segment that is reflected in discontinued operations, are (1) Packaging, (2) Consumer and Office Products, and (3) Specialty Chemicals.

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceutical, and healthcare markets. In addition, the Packaging segment designs and produces multipack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, Europe, and Brazil.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company’s Specialty Paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, minority interest, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices.

First Quarter Ended March 31, 2005 In millions	Sales
	Trade	Inter- segment	Total	Segment Profit (Loss)
Packaging	$1,057	$2	$1,059	$79
Consumer and Office Products	183	—	183	(6)
Specialty Chemicals	88	8	96	4
Corporate and other	45	7	52	(53)

Total	1,373	17	1,390	24
Intersegment eliminations	—	(17)	(17)	—

Consolidated totals	$1,373	$—	$1,373	$24

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

First Quarter Ended March 31, 2004 In millions	Sales
	Trade	Inter- segment	Total	Segment Profit (Loss)
Packaging	$1,014	$1	$1,015	$65
Consumer and Office Products	170	—	170	(2)
Specialty Chemicals	84	5	89	10
Corporate and other	46	7	53	(34)

Total	1,314	13	1,327	39
Intersegment eliminations	—	(13)	(13)	—

Consolidated totals	$1,314	$—	$1,314	$39

8. Comprehensive loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive loss for the quarter ended March 31, 2005 and 2004, was $1 million and $10 million, respectively. The difference between net loss and comprehensive income (loss) for the first quarter ended March 31, 2005 and 2004 primarily relates to the impact of foreign currency translations.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state, local or foreign authorities that it may be liable under federal environmental laws or under applicable state, local or foreign laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites that may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2005, MeadWestvaco has recorded liabilities of approximately $35 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $24 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of May 4, 2005, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2005, the company has litigation liabilities of approximately $28 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

10. Gain on Sales of Forestland

The company recorded continuing operations pretax gains on the sales of forestland of $40 million and $65 million in the first quarters ended March 31, 2005 and 2004, respectively. These gains are recorded in Other (income) expense, net.

11. Shareholders’ Equity (Restricted Stock)

Pursuant to the company’s Annual and Long-Term Incentive Plan and the MeadWestvaco Corporation Restricted Stock Plan, the company granted approximately 280,000 shares of performance-based restricted common stock to certain key executives in February of 2005. These shares have been accounted for under the guidance of APB No. 25, Accounting for Stock Issued to Employees. The total compensation expense is being recorded over the shares’ three-year vesting period. Under the plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the Company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital and/or revenue from new products, total procurement savings and reduction in selling, general and administrative expenses.

12. Sale of Paper Business

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless paper operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. In the quarter ended March 31, 2005, the company began reporting the paper business as a discontinued operation, and prior periods have been adjusted on a comparable basis.

In connection with the sale, the company has incurred a pretax accounting loss of approximately $806 million ($615 million after tax), of which $710 million ($548 million after tax) was recorded in the fourth quarter of 2004. The remaining $96 million ($67 million after tax) in charges was recorded in the first quarter of 2005, which includes an approximately $75 million

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

fair value adjustment (related to contract amendments and accruals of sales-related expenses) which were identified subsequent to the release of earnings for the first quarter of 2005 that were associated with the paper business. Included in the loss is a pretax charge of $741 million ($557 million after tax) for impairments of goodwill and other long-lived assets, most of which was associated with fair value adjustments of the paper business recorded in purchase accounting at the time of the Mead and Westvaco merger. In addition, the company has recorded other exit-related costs representing pension curtailment losses of $37 million, lease termination charges of $23 million, and other sale-related costs of $5 million. The company expects to incur additional charges in the second quarter of 2005 of approximately $71 million ($50 million after tax) related to the settlement of a pension obligation, curtailment of a retiree medical liability and a debt extinguishment.

Results for the discontinued operations, net of income taxes, was a loss of $23 million, or $0.11 per share, for the first quarter of 2005 compared to a loss of $28 million, or $0.14 per share for the first quarter of 2004. Included in discontinued operations is interest expense directly attributable to the papers business and an allocation of general interest expense pursuant to the guidance under EITF 87-24: Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the paper business are classified as held for sale and have not been depreciated or amortized in 2005 while classified as held for sale. In addition, the results for discontinued operations for the first quarter of 2005 include charges for lease termination costs and asset impairments that are not included in the loss for the first quarter of 2004.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the quarters ended March 31, 2005 and 2004:

In millions, except per share amounts	First Quarter Ended March 31
	2005	2004
Net sales	$542	$518

Cost of sales	445	528
Selling, general and administrative expenses	21	18
Interest expense	15	18
Other (income) expense, net	94	(5)

Loss before income taxes	(33)	(41)
Income tax benefit	(10)	(13)

Net loss	$(23)	$(28)

Net loss per share	$(0.11)	$(0.14)

Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments), and $100 million in aggregate principal amount of senior unsecured payable-in-kind promissory notes (fair value of $75 million) of a subsidiary of the purchaser. The promissory notes are floating rate notes that will bear interest at a rate of six-month LIBOR plus 700 basis points, which interest shall be payable-in-kind until maturity (8.5 years from the date of issuance) and shall compound semi-annually. The note must be repaid to the company by the purchaser before there are any distributions made to the equity holders of the purchaser. Additionally, an adjustment was made to the closing working capital of the papers business that reduced the proceeds received by MeadWestvaco by $30 million and is reflected in the loss for the first quarter of 2005. In connection with this transaction, approximately $300 million of pension assets for hourly employees, and related liabilities, will be transferred to the purchaser.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Unaudited]

The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheets as of March 31, 2005 and December 31, 2004:

In millions	March 31 2005	December 31 2004
ASSETS
Accounts receivable, net	$211	$201
Inventories	364	322
Other current assets	19	14

	$594	$537

Property, plant, equipment and forestlands, net	$1,852	$1,895
Other assets	71	105

	$1,923	$2,000

LIABILITIES
Accounts payable	$115	$124
Accrued expenses	132	142

	$247	$266

Long-term debt	$145	$145

13. Investees

At December 31, 2003, the company’s investment in the Northwood Panelboard Company was deemed to be a significant subsidiary under Rule 3-09 under Regulation S-X, and its financial statements and related notes were included under Item 8 of the company’s Annual Report on Form 10-K for the year ended December 31, 2004 and 2003. During the quarter ended March 31, 2004, the company sold its investment in the Northwood Panelboard Company for proceeds of $30 million. The company’s share in the investee earnings, combined with the effect of the sale, resulted in $1 million of earnings before taxes. The Northwood Panelboard assets were written up to fair value at the time of the merger of Mead and Westvaco. Selected financial information for Northwood Panelboard Company is included below.

In millions	First Quarter Ended March 31 2004
Net sales	$17
Gross profit	8
Net income	8

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the first quarter ended March 31, 2005, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported income from continuing operations of $17 million, or $0.08 per share, compared to last year’s income from continuing operations of $26 million, or $0.13 per share. Results for the quarter ended March 31, 2005 were a loss of $6 million, or $0.03 per share, compared to last year’s net loss of $2 million, or $0.01 per share. The net income for the first quarter of 2005 included an after-tax loss from discontinued operations of $23 million, or $0.11 per share, after-tax gains of $25 million, or $0.12 per share, on the sale of approximately 11,000 acres of nonstrategic forestland, and after-tax charges for restructuring related to the company’s productivity initiative of $3 million, or $0.01 cents per share. Comparable amounts for the first quarter of 2004 were an after-tax loss from discontinued operations of $28 million, or $0.14 per share, after-tax gains of $40 million, or $0.20 per share, on the sale of nonstrategic forestland, and after-tax charges for restructuring related to the company’s productivity initiative of $7 million, or $0.04 cents per share.

In this seasonally slow period, demand for many of the company’s products was similar to the same period in 2004 with modest revenue increases in all of the continuing business segments and improved results in Packaging compared to last year. The improvement was driven by the mill-based businesses through higher selling prices for most paperboard grades and more efficient operating performance. The Packaging segment had higher sales, especially in the company’s consumer packaging businesses, which had strong improvement year-over-year in tobacco and cosmetic packaging and modest growth in media and entertainment packaging in Europe. Although the Consumer and Office Products business operated in its seasonally slower period, it made significant progress managing working capital and improving cash flow. The segment’s results were affected by higher costs for uncoated paper. The overall results for all of the continuing businesses were offset by higher costs for raw materials, energy and freight in the first quarter of 2005 compared to the same period last year.

The company began a two-year productivity initiative in the first quarter 2004, focusing on working capital and earnings improvement with a total goal of $500 million. The goal of the initiative was to reduce working capital as a percent of sales, and free up the equivalent of $250 million of cash flow from inventory, receivables and payables by the end of 2005. In terms of earnings improvement, the company goal was to improve earnings over the two-year period by at least $250 million through cost reductions, product mix improvements and volume growth. From the beginning of 2004 through the quarter ended March 31, 2005, the company exceeded its goal of these initiatives with a total improvement of approximately $530 million, with approximately $100 million of improvement in earnings and a reduction in working capital of over $430 million across all of the businesses, including the papers business. These productivity improvements are net of cost inflation and before taxes. In addition, any price increases or decreases in mill-based paper and paperboard businesses are excluded from the productivity measure.

RESULTS OF OPERATIONS

Presented below are results for the first quarter ended March 31, 2005 and 2004 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In millions	First quarter ended March 31
	2005	2004
Sales	$1,373	$1,314
Cost of sales	1,148	1,100
Selling, general and administrative expense	189	193
Interest expense	52	50
Other income, net	(40)	(68)

	24	39
Income tax provision	7	13

Income from continuing operations	17	26

Loss from discontinued operations, net of tax	(23)	(28)

Net loss	$(6)	$(2)

Sales for the quarter ended March 31, 2005 were $1.37 billion compared to sales of $1.31 billion for the quarter ended March 31, 2004, an increase of over 4 percent. Increased sales were primarily the result of higher selling prices in most of the paperboard grades and improved demand in the consumer packaging business in Europe in the first quarter of 2005 compared to last year. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended March 31, 2005 was $1.15 billion compared to $1.10 billion for the same quarter last year. Although cost of sales increased 4% in the first quarter of 2005 compared to 2004, the company’s gross margin improved in the quarter as a result of more efficient mill operating performance and actions taken to reduce costs and enhance volume and mix. Higher costs for raw material, energy and freight were significantly higher than the same period last year, offsetting these positive actions. After considering restructuring charges, the improvement was 0.3 points for the quarter. Restructuring charges in the first quarter of 2005 that were included in cost of sales were $3 million versus restructuring charges of $8 million for the same period last year.

During the first quarter of 2005, the company’s continuing businesses took 5,000 tons of market-related downtime for bleached paperboard and specialty paper compared to 16,000 tons taken in the first quarter of 2004 for bleached paperboard and Coated Natural Kraft® paperboard (CNK), resulting in charges of approximately $1 million and $2 million, respectively. The effects of market-related downtime are reflected in cost of goods sold.

Selling, general and administrative expenses of $189 million recorded in the first quarter of 2005 decreased from $193 million reported in the first quarter of 2004. The company continues to focus its efforts on reduced spending in this area, implementing various restructuring activities over the last two years. Included in selling, general and administrative costs for the first quarter of 2005 are increased costs associated with acquisitions that are not reflected in the first quarter of 2004. Additionally, the current year reflects a reclassification of costs from selling, general and administrative activities to production activities for the consumer packaging group. Accordingly, these costs are included as a component of cost of sales in 2005. Restructuring charges in the first quarter of 2005 that were included in selling, general and administrative expenses were $3 million, versus $2 million for the same period last year.

Pension income before settlements and curtailments from continuing operations was $18 million and $22 million for the first quarters of 2005 and 2004, respectively. Pension income is reported in Corporate and other for segment reporting.

Other income, net, was $40 million in the first quarter of 2005 compared to $68 million in the first quarter of 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The decrease in the current quarter is primarily the result of lower gains on the sales of forestland compared to prior year. Gains on the sales of forestland were $40 million before taxes in the first quarter of 2005 compared to gains of $65 million before taxes in the first quarter of 2004.

For the quarter ended March 31, 2005, the effective tax rate from continuing operations was approximately 29% compared to 33% last year. The decrease in the tax rate in 2005 is primarily the result of changes in the mix of expected income levels between the company’s domestic and foreign operations.

Results from discontinued operations were a loss of $23 million in the first quarter of 2005, compared to a loss of $28 million in the same period last year. The change was the result of higher selling prices, more efficient operating performance, and no depreciation charges taken in the first quarter of 2005, as the papers business is being accounted for as an asset held for sale. Results were negatively impacted by higher costs for energy and raw materials, and by sale-related costs including lease termination charges and asset impairments. Refer to Note 12 for further discussion on the sale of the papers business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other.

Packaging Segment

In millions	First quarter ended March 31
	2005	2004
Sales	$1,059	$1,015
Segment profit[1]	79	65

[1]	Segment profit measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), linerboard and other grades of kraft paperboard, as well as converted packaging for consumer products in markets for media, beverage, dairy, cosmetics, tobacco, pharmaceutical, and healthcare. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, Europe and Brazil.

Sales in the Packaging segment increased to $1.06 billion in the first quarter of 2005 compared to sales of $1.01 billion in the first quarter last year. Higher sales in the first quarter compared to prior year were due in part to the realization of higher selling prices in bleached paperboard and linerboard. Shipments of bleached paperboard and CNK were lower than the strong levels of the first quarter of 2004. Shipments of bleached paperboard were 421,000 tons in the first quarter of 2005 compared to 423,000 tons in 2004. Shipments of CNK were 245,000 tons in the first quarter of 2005 compared to 265,000 tons in the same period last year. Linerboard shipments increased from 106,000 tons in the first quarter of 2004 to 123,000 tons in the first quarter of 2005. Bleached paperboard prices increased about 6% over the prior year, CNK prices increased about 2% and linerboard prices increased almost 30%. In the segment’s beverage packaging systems business, sales volume increased in Europe and Asia, and the global packaging businesses benefited slightly from favorable currency exchange rates. Converted packaging for consumers also contributed to higher segment sales with growth in European tobacco and cosmetic packaging markets, as well as growth in media and entertainment packaging in Europe.

Operating profit for the first quarter of 2005 increased 22% to $79 million compared to prior year operating profit of $65 million. The profit improvements primarily reflected higher selling prices for bleached paperboard and

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

linerboard, and better overall operating performance in the mill-based businesses, offset by higher costs associated with raw materials, energy and freight. In Europe, improved volume and mix in tobacco and cosmetic packaging had a positive impact on segment earnings, while earnings in media and entertainment were down from the strong first quarter of 2004. The company’s Brazilian packaging operation, Rigesa, had improved results on higher shipment volume, price and mix improvement and cost reduction. In addition, the segment’s actions taken last year to close or sell several converting facilities contributed positively to results in 2005. Year-over-year for the quarter, increased costs for raw material, energy and freight of $20 million adversely affected segment earnings. Earnings benefited by $32 million from price, volume and mix increases and $2 million from favorable currency exchange rates and other favorable costs.

Consumer and Office Products Segment

In millions	First quarter ended March 31
	2005	2004
Sales	$183	$170
Segment loss[1]	(6)	(2)

[1]	Segment loss is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

The first quarter is a seasonally slow period for this segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year. Despite the normally slower season, sales for the first quarter of 2005 were 8% higher than for the same period last year, benefiting from additional volume and enhanced product mix with the 2004 acquisition of Tilibra, the segment’s Brazilian operation. Although the Consumer & Office Products business operated well in the quarter and made significant progress managing working capital and improving cash flow, segment results were impacted by higher costs for uncoated paper. Year-over-year for the quarter, increased costs for uncoated paper of $6 million adversely affected segment earnings. Results benefited by $2 million by a reduction in selling, general and administrative costs from the prior year.

Specialty Chemicals Segment

In millions	First quarter ended March 31
	2005	2004
Sales	$96	$89
Segment profit[1]	4	10

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

The first quarter is a seasonally slower quarter for this segment. However, sales were up 8% in the first quarter over the same period last year. Growth in sales volume and mix improvements in the asphalt markets and markets for printing inks and pine chemicals drove much of the increase in sales. Sales in activated carbon products for the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

automotive industry were unchanged from the prior year. Year-over-year for the quarter, increased costs for raw material and energy of $5 million adversely affected segment earnings, as did $1 million of higher maintenance costs and lower joint venture earnings of $2 million. Earnings benefited by $2 million from price increases and mix improvements.

Corporate and other

In millions	First quarter ended March 31
	2005	2004
Sales	$52	$53
Corporate and other loss[1]	(53)	(34)

[1]	Corporate and other loss includes asset writedowns, restructuring charges, net pension income, minority interest, interest expense and gains on asset sales.

Corporate and other includes the company’s Specialty Paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

The company recorded a loss of $53 million in Corporate and other compared to a loss of $34 million in 2004 for reasons mentioned earlier in this discussion. Those items include increased interest expense in 2005 of $2 million, lower pension income of $4 million, lower gains on the sale of assets of $25 million; offset by decreased restructuring charges of $ 4 million, increased forestry earnings of $3 million (excluding land sales) and decreased other corporate expenses of $5 million.

Discontinued Operations (Papers business)

Sales for the quarter ended March 31, 2005 increased more than 5% to $542 million compared to the first quarter of 2004 sales of $518 million. Shipments of coated paper were 495,000 tons, which was a decrease from the robust levels of the first quarter of 2004 when the business also had inventories available to sell. Pricing for coated paper increased nearly $100 per ton from the same period last year. Cost of sales for the comparable periods was $448 million for 2005 and $528 million for 2004, and selling, general and administrative costs were $21 million and $18 million for the quarter ended March 31, 2005 and 2004, respectively.

Results in the first quarter were a loss of $23 million, net of tax, compared to an after-tax loss of $28 million in 2004. Year-over-year for the quarter, results were positively impacted by higher selling prices and improved mix, cost reductions, and no depreciation charges taken in the first quarter of 2005, as the papers business is being accounted for as an asset held for sale. Results were negatively impacted by increased raw materials and energy costs, as well as other sale-related costs including lease termination charges and asset impairments.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, cash generated from operations and proceeds from the sale of nonstrategic assets provided the major sources of funds for the company and are expected to be a source of funds in 2005. It is expected, however, that the funds generated by the sale of nonstrategic assets will be less significant than last year. As disclosed in the section of this Management’s Discussion and Analysis and Results of Operations entitled “Overview”, the company has received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. For further information, see the “Overview” section. Although historically in the first

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

quarter short-term borrowings have been used to finance seasonal needs as the packaging systems and consumer and office products businesses are building seasonal inventories, the company had an insignificant amount of short-term borrowings outstanding at March 31, 2005 and 2004, and $26 million of short-term borrowings outstanding at December 31, 2004, related to certain foreign operations. Cash and cash equivalents totaled $207 million at March 31, 2005 compared to $270 million at December 31, 2004 and $271 million at March 31, 2004.

Operating Activities

The company generated $15 million of cash from continuing operating activities in the first quarter ended March 31, 2005 compared to cash used by continuing operating activities of $10 million for the first quarter ended March 31, 2004. Operating cash flows were positively affected by the income from continuing operations experienced in the first quarter of 2005. The ratio of current assets to current liabilities (current ratio) was 1.6 at March 31, 2005 and 2004, and 1.5 at December 31, 2004.

Investing Activities

The company generated $18 million of cash from investing activities in the first quarter of 2005 compared to $57 million for the same period last year. Capital spending totaled $51 million for the quarter ended March 31, 2005, compared to $48 million for the same period last year. For 2005, the company expects capital spending to be approximately $350 million. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis. Management is able to preserve capital because of the well-invested nature of the company’s facilities.

During the quarter, the company completed the sale of approximately 11,000 acres of nonstrategic forestland generating proceeds of $45 million for continuing operations. Additionally, in the first quarter, the company generated $10 million in proceeds from the sale of a corporate aircraft and the sale of other assets. In the first quarter of 2004, the company sold 24,000 acres of nonstrategic forestland generating proceeds of $69 million. Additionally, in the first quarter of 2004, the sale of the company’s interest in a panelboard facility generated proceeds of $30 million, and the sale of a small specialty paper mill in the United Kingdom generated proceeds of $8 million.

The company’s short-term investments of $5 million at December 31, 2004, consisted of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. The company had no short-term investments at March 31, 2005.

Financing Activities

The company used $49 million of cash in financing activities in the first quarter of 2005 compared to cash used in financing activities of $30 million for the first quarter ended March 31, 2004. MeadWestvaco has available a $1 billion bank credit facility that expires in December 2009. The credit facility was not utilized at March 31, 2005. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 45.6% at March 31, 2005, 45.9% at December 31, 2004 and 47.6% at the end of the first quarter of 2004. At March 31, 2005, the company’s continuing operations had $218 million of notes payable and current maturities of long-term debt compared to $234 million at December 31, 2004.

In May of 2005, Standard & Poor’s announced that it revised its outlook on MeadWestvaco to “stable”

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

from “negative” and raised its short-term rating to “A-2” from “A-3”. In March of 2005, Moody’s Investors Service confirmed MeadWestvaco’s Baa2/P-2 credit rating with a stable outlook.

On each of January 25 and April 25 of 2005, the Board of Directors declared a dividend of $0.23 per share. During the first quarter of 2005 and 2004, the company paid $47 million and $46 million, respectively, in dividends to its shareholders.

Non-GAAP Financial Measures

For the company’s internal working capital measurement, net operating working capital (NOWC) is defined as accounts receivable plus inventory minus accounts payable. For the amounts listed below, balance sheet and sales amounts reflect both continuing and discontinued operations. Management measures the change in NOWC as a percentage of sales, with 2003 sales levels as its base for 2004, and 2004 sales levels as its base for 2005. The calculation of sales included in the denominator of the percentage of sales calculation is equal to annualized quarterly sales (representing current quarter sales multiplied by four) for the quarter being measured. Annualized sales is not indicative of forecast annual sales for the year. NOWC accounts are measured as the average of the beginning and ending balances, a two-point average, to accommodate seasonality. Management believes that NOWC is a supplemental measure of the productivity initiative progress, because these working capital items are more directly associated with factors that the businesses can influence. Reclassifications have been recorded to the historical balance sheets presented in the following table to conform to the current presentation.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The reconciliation of GAAP working capital to NOWC, the computation of NOWC as a percentage of sales, and the change in NOWC, including the papers business, follows:

Dollars in millions	Dec. 31 2003	March 31 2004	June 30 2004	Sept. 30 2004	Dec. 31 2004	March 31 2005
Cash and cash equivalents	$215	$271	$313	$285	$270	$207
Short-term investments	10	—	—	239	5	—
Accounts receivable (A)	943	884	1,038	1,044	1,045	870
Inventories (B)	1,098	1,143	1,105	1,089	1,057	1,157
Other current assets	160	173	171	200	185	188

Current assets (D)	2,426	2,471	2,627	2,857	2,562	2,422

Accounts payable (C)	380	382	434	464	556	472
Accrued expenses	867	846	939	932	961	857
Notes payable and current maturities of long-term debt	269	281	280	317	234	218

Current liabilities (E)	1,516	1,509	1,653	1,713	1,751	1,547

GAAP Working Capital (D-E)	$910	$962	$974	$1,144	$811	$875
Net Operating Working Capital (A+B-C)	1,661	1,645	1,709	1,669	1,546	1,555

Sales (as reported)	$1,945	$1,833	$2,095	$2,148	$2,151	$1,915
Annualized Sales (F)	7,780	7,332	8,380	8,592	8,604	7,660

NOWC as a percentage of sales (average of two periods NOWC divided by Annualized Sales) *	22.1%	22.5%	20.0%	19.7%	18.7%	20.2%

Change in NOWC as a percentage of sales (December 31, 2004 less December 31, 2003) (G)*						(3.4)%

Change in NOWC as a percentage of sales (March 31, 2005 less March 31, 2004) (H)*						(2.3)%

Cumulative change in NOWC at 2003 sales levels (G multiplied by F at December 31, 2003)*						(263)

Change in NOWC at first quarter 2004 sales levels (H multiplied by F at March 31, 2004)*						(169)

Total cumulative change in NOWC						(432)

*	Amounts may be affected by rounding

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign environmental operations of the company. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, the company estimates that it will incur approximately $56 million in environmental capital expenditures in 2005 and approximately $50 million in 2006. Approximately $33 million was spent on environmental capital projects in 2004. The estimates for 2005 and 2006 and the amount spent in 2004 do not include anticipated or actual expenditures for the company’s papers business which is included in discontinued operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state, local or foreign authorities that it may be liable under federal environmental laws or under applicable state, local or foreign laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites that may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2005, MeadWestvaco has recorded liabilities of approximately $35 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $24 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of May 4, 2005, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2005, the company has litigation liabilities of approximately $28 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Outlook

In the Packaging segment, order backlogs in bleached paperboard and linerboard in the second quarter are slightly below the strong levels for the same period last year. As a result, the company expects shipments to be relatively unchanged from the level of the second quarter of 2004. In order to maintain inventory at appropriate levels, the company will take market-related downtime and other actions in the second quarter of 2005 if necessary. The effects of the company’s announced price increases for its mill-based products are expected to improve prices year-over-year in the second quarter. The consumer packaging and beverage packaging businesses are expected to be seasonally stronger in the second quarter of 2005 compared to the first quarter of 2005, although results are expected to be lower than the prior year due to higher raw material costs and weakness in beverage markets. As part of its overall productivity efforts and plans to reduce asset intensity, in the third quarter of 2005 the company intends to indefinitely shut down a small bleached paperboard machine without reducing the production capacity of the mill. The annual capacity of the machine being shut down is approximately 130,000 tons.

Seasonal improvement is also anticipated in the Consumer and Office Products and Specialty Chemicals segments. As a result of the company’s focused acquisitions in the Consumer and Office Products segment and the seasonal nature of the back-to-school selling season, shipments in the second quarter could be affected by the timing of orders, shifting a portion of sales from the second quarter to the third quarter. Sales for activated carbon products in the Specialty Chemicals segment, which were unchanged from prior year levels in the first quarter, will be dependent on the demand of the domestic automotive market.

Higher costs for raw materials, energy, and freight impacted all of our businesses in the first quarter of 2005, and management expects such costs in the second quarter to be significantly higher than in the same period of 2004.

The company began its two-year productivity initiative in the first quarter of 2004, focusing on working capital and earnings improvement, with a goal of $500 million in total by the end of 2005. From the beginning of 2004 through the first quarter of this year, the company generated a total of $530 million in combined earnings and working capital improvement across all of its businesses, including Papers. The $530 million total was made up of $430 million improvement in operating working capital and $100 million in earnings productivity. The improvement in earnings productivity was more challenging as progress has been over shadowed by inflation in raw materials and energy costs. While a more balanced mix of earnings and working capital improvement would have been preferred, the company was encouraged by the fact that it exceeded its combined productivity goal and accomplished it ahead of schedule. With the completion of this productivity initiative, the company will focus its cost reduction efforts for the remainder of 2005 on the realignment of its overall general and administrative infrastructure.

In the quarter ended March 31, 2005, the company generated proceeds of about $45 million on the sale of over 11,000 acres of forestland, which is the majority of the land the company expects to sell in 2005.

The sale of the company’s papers business and related forestland was completed effective April 30, 2005. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments), and $100 million in aggregate principal amount of senior unsecured payable-in-kind promissory notes (fair value of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

$75 million) of a subsidiary of the purchaser. The promissory notes are floating rate notes that will bear interest at a rate of six-month LIBOR plus 700 basis points, which interest shall be payable-in-kind until maturity (8.5 years from the date of issuance) and shall compound semi-annually. Additionally, an adjustment was made to the closing working capital of the papers business that reduced the proceeds received by MeadWestvaco by $30 million. Upon closing, approximately $300 million of pension assets for hourly employees, and related liabilities, were transferred to the purchaser. In the second quarter, the company expects to incur additional charges associated with the sale of about $50 million, net of tax.

OTHER ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Quarter ended March 31, 2005

In connection with the productivity initiative announced last year, during the quarter ended March 31, 2005, MeadWestvaco recorded pretax restructuring charges of $8 million for employee separation costs, asset writedowns and other restructuring-related costs. These costs were offset by gains of $2 million resulting from the sale of previously written-down assets. Approximately $3 million was recorded within each of cost of sales and selling, general and administrative expenses. For the full year, the company expects restructuring-related charges to be approximately $75 million. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the first quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $4 million, related primarily to employee benefit costs covering approximately 60 employees. As of March 31, 2005, about one-third of the affected employees had been separated from the company. The remaining employees will separate by the end of 2005.

Consumer and Office Products:

In connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004, the company recorded charges of $2 million relating primarily to closure-related costs. Additionally during the quarter, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

During the quarter, the company recorded additional charges of approximately $2 million related to employee separation costs covering approximately 30 employees. As of March 31, 2005, about 20 of these employees had separated from the company, and the remaining employees will separate by the end of 2005.

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging		$4	$4
Consumer and Office Products	$2	—	2
All other	—	2	2

	$2	$6	$8

Gain on sale of Consumer and Office Products previously written-down assets	$(2)	$—	$(2)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Year ended December 31, 2004

For the quarter ended March 31, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $10 million. Of these amounts, $8 million and $2 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs, assets writedowns and other costs for Packaging, Consumer and Office Products, and Corporate and other of $6 million, $1 million and $3 million, respectively. For the year ended December 31, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $100 million. Approximately $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2004, the company incurred charges of $11 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a domestic packaging systems plant. The charges included employee separation costs of $2 million related to approximately 140 employees. Most of these employees had separated from the company as of March 31, 2005. The remaining $9 million included $5 million of asset writedowns and $4 million of other closure-related costs.

Additionally, the company recorded charges of $28 million for asset writedowns, employee separation costs and other restructuring-related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $11 million for employee separation costs affecting approximately 300 employees in various facilities, $16 million for asset writedowns, of which $5 million related to the loss on the sale of a consumer packaging plant in Europe, and $1 million for other restructuring-related costs. As of March 31, 2005, all of the affected employees had separated from the company.

Consumer and Office Products:

In connection with the company’s action to consolidate its consumer and office products operations in North America and close several facilities, certain long-lived assets were determined to be impaired. Charges of $18 million were recorded to write down the affected assets to their estimated fair value under an asset held-for-use model. The company also recorded employee separation costs of $10 million related to approximately 700 employees associated with the facilities. Almost all of the affected employees had separated from the company at March 31, 2005. Additional charges of $15 million were recorded for lease termination and other closure-related costs.

Also recorded during the year was about $1 million related to employee separation costs covering approximately 10 employees, and $1 million for other restructuring-related costs associated with various other actions. As of March 31, 2005, all of the affected employees had separated from the company.

All Other:

Corporate assets that were written down to their estimated fair value during the year resulted in charges of approximately $4 million. As part of the continuing review of the businesses and various restructuring activities, including the reorganization of corporate functions and other business units, the company recorded charges that included $10 million of employee separation benefits covering about 150 employees, and $2 million of other restructuring-related costs. Approximately 125 of the employees have separated from the company as of March 31, 2005, and the remaining are expected to separate by the end of 2005. During 2004, the company also reversed charges of $2 million for employee separation benefits that had been recorded.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Additionally, a corporate asset was sold for a loss, resulting in a charge of $2 million.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first quarter of 2005:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$11	$6	$17
Current charges	6	2	8
Payments	(9)	(1)	(10)

Balance of related accruals at March 31, 2005	$8	$7	$15

Merger-Related Restructuring Activity

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$3	$—	$3
Current charges	—	—	—
Payments	(1)	—	(1)

Balance of related accruals at March 31, 2005	$2	$—	$2

CRITICAL ACCOUNTING POLICIES

The company’s principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Financial Statements filed with the consolidated financial statements in the company’s Annual Report included in the Form 10-K. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. The company’s management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

Environmental and legal liabilities: The company records accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. The company records accruals for other legal contingencies, which are also subject to numerous uncertainties and variables associated with assumptions and judgments, when the contingency is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on the company’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. The company recognizes insurance recoveries when collection is reasonably assured.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In the first quarter of 2005, the company recorded pension income before settlements and curtailments of approximately $18 million before taxes and expects to record $71 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5%, and a discount rate of 5.75% compared to 6.0% for MeadWestvaco in 2004.

At March 31, 2005, the asset value of each qualified plan exceeds each plan’s accumulated benefit obligation and the aggregate value of pension fund assets was approximately $3.4 billion and $3.3 billion at December 31, 2004 and March 31, 2005, respectively, reflecting overall equity market performance. Upon the closing of the sale of the papers business, approximately $300 million of pension assets and related liabilities for hourly employees will be transferred to the buyer. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, with corresponding charges to intangible assets and other comprehensive income are required to be recorded. While the company does not expect to record an additional minimum liability with regard to its qualified pension plan, if asset values decline to levels below the accumulated benefit obligation, the company would be required to do so.

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

Tangible assets: The company reviews long-lived assets other than goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment involves the prediction by management of the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with its review of impairment of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. The company will review the recorded value of its goodwill annually in the fourth quarter, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment involves the prediction by management of the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Revenue recognition: The company recognizes revenue at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue, which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company.

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

Management is required to make estimates of the company’s effective tax rate for the full year each quarter. This estimate includes assumptions about the level of income that will be achieved for the full year in both domestic and international operations. The forecast of full-year earnings includes assumptions about markets in each of the businesses as well as the timing of certain transactions, including forestland sales gains. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, and currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the company did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Specifically, the company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related deferred income taxes and to monitor the differences between the income tax basis and the financial reporting basis of assets and liabilities to effectively reconcile the deferred income tax balances. This control deficiency could result in a misstatement of the income tax provision or related deferred income tax balances resulting in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined at December 31, 2004 that this condition constituted a material weakness.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its “disclosure controls and procedures”. This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Because the material weakness identified as of December 31, 2004 cannot be completely tested for effectiveness until after December 31, 2005, based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures are not effective, as of March 31, 2005, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. To date, the company has

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

hired a new Vice President of Tax, expanded supervisory activities and monitoring techniques, and increased education and training of individuals involved in accounting and reporting for income taxes. Additionally, the company will continue to enhance the reconciliation of income tax accounts and strengthening procedures designed to ensure that all information relating to transactions directly or indirectly involving the provision for income tax and deferred income taxes is made known to persons responsible for preparing the financial statements.

Other than the changes mentioned above, there have been no significant changes in internal control over financial reporting in the quarter ended March 31, 2005.

Disclosure Controls, Internal Control Over Financial Reporting and CEO and CFO Certifications.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

The company’s internal control over financial reporting is also evaluated on an ongoing basis by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal control over financial reporting, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s internal control over financial reporting. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report material weaknesses in this Item of the Quarterly Report. An internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A “material weakness” is a significant deficiency or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

May 5, 2005

/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer