Form 10-Q
period 2005-06-30
MEADWESTVACO CORP
filed 2005-08-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 31, 2005, the latest practicable date, there were 183,991,852 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Second Quarter Ended June 30		First Half Ended June 30
	2005	2004	2005	2004
Net sales	$1,587	$1,556	$2,960	$2,870

Cost of sales	1,302	1,231	2,450	2,331
Selling, general and administrative expenses	179	190	368	383
Interest expense	54	51	106	101
Other (income) expense, net	75	(21)	35	(89)

Income (loss) from continuing operations before income taxes	(23)	105	1	144
Income tax provision (benefit)	(10)	31	(3)	44

Income (loss) from continuing operations	(13)	74	4	100
Discontinued operations	(70)	(27)	(93)	(55)

Net income (loss)	$(83)	$47	$(89)	$45

Income (loss) per share - basic and diluted:
Income (loss) from continuing operations	$(0.06)	$0.36	$0.02	$0.49
Discontinued operations	(0.35)	(0.13)	(0.46)	(0.27)

Net income (loss)	$(0.41)	$0.23	$(0.44)	$0.22

Shares used to compute net income (loss) per share:
Basic	199.9	201.4	202.0	201.3
Diluted	199.9	202.8	203.4	202.7

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	June 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$637	$270
Short-term investments	—	5
Accounts receivable, net	784	845
Inventories	796	735
Other current assets	157	170
Current assets of discontinued operations	—	537

Current assets	2,374	2,562

Property, plant, equipment and forestlands, net	4,583	4,688

Prepaid pension asset	961	1,040
Goodwill	560	557
Other assets	875	834
Non-current assets of discontinued operations	—	2,000

	$9,353	$11,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$427	$432
Accrued expenses	942	819
Notes payable and current maturities of long-term debt	186	234
Current liabilities of discontinued operations	—	266

Current liabilities	1,555	1,751

Long-term debt	2,435	3,282
Other long-term obligations	718	681
Deferred income taxes	1,144	1,505
Long-term debt of discontinued operations	—	145

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 184,017,158 (2004 – 203,930,342)	2	2
Additional paid-in capital	3,359	3,952
Retained earnings	168	394
Accumulated other comprehensive loss	(28)	(31)

	3,501	4,317

	$9,353	$11,681

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Half Ended June 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(89)	$45
Discontinued operations	93	55
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	245	239
Deferred income taxes	(32)	18
Loss on early retirement of long-term debt	90	—
Gain on sales of assets	(41)	(83)
Pension income before settlements and curtailments	(35)	(43)
Impairment of other long-lived assets	3	7
Changes in working capital, excluding the effects of acquisitions and dispositions	(121)	(97)
Other, net	12	(8)

Net cash provided by operating activities of continuing operations	125	133
Net cash provided by (used in) discontinued operations	(78)	95

Net cash provided by operating activities	47	228

Cash flows from investing activities:
Capital expenditures	(132)	(121)
Payments for acquired businesses, net of cash acquired	—	(21)
Proceeds from sales of assets	67	136
Sale of short-term investments	5	10
Proceeds from sale of business, net of transaction costs	2,208	—
Discontinued operations	2	(27)
Other	(1)	(3)

Net cash provided by (used in) investing activities	2,149	(26)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	3
Repayment of long-term debt, including debt retirement costs	(944)	(28)
Discontinued operations – repayment of long-term debt	(163)	—
Stock repurchases	(622)	—
Notes payable, net	(26)	2
Proceeds from issuance of common stock and exercises of stock options	28	13
Changes in book overdrafts	(7)	1
Dividends paid	(94)	(93)

Net cash used in financing activities	(1,828)	(102)

Effect of exchange rate changes on cash	(1)	(2)

Increase in cash and cash equivalents	367	98

Cash and cash equivalents:
At beginning of period	270	215

At end of period	$637	$313

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

Certain prior period amounts have been reclassified in these financial statements to conform to the 2005 financial statement presentation. Those reclassifications include presentation of discontinued operations for the printing and writing papers business. Refer to Note 12 for further detail.

Stock Options

The company measures compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. The company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. In January 2003, the company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. The company continues to apply the intrinsic value-based method to account for stock options.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and net income (loss) per share would have changed to the unaudited pro forma amounts as follows:

In millions, except per share data	Second Quarter Ended June 30		First Half Ended June 30
	2005	2004	2005	2004
Net income (loss) –
As reported	$(83)	$47	$(89)	$45
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1	—	2	—
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	3	1	6	3

Pro forma net income (loss)	$(85)	$46	$(93)	$42

Income (loss) per share - basic and diluted
As reported	$(0.41)	$0.23	$(0.44)	$0.22
Pro forma	(0.42)	0.23	(0.46)	0.21

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-revised (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The company is in the process of analyzing the impact of SFAS 123R on the consolidated financial statements for 2006.

Recently issued accounting standards

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The company is in the process of analyzing the impact this interpretation will have on the company’s consolidated financial statements.

In June 2005, the FASB issued FSP FAS No. 143-1, Accounting for Electronic Equipment Waste Obligations, which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for historical waste, waste associated with products placed on the market

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The company does not expect that the adoption of FSP FAS No. 143-1 will have a significant impact on its consolidated financial statements.

2. Restructuring

Quarter ended June 30, 2005

In connection with the productivity initiative that began in 2004 and the new initiative started earlier this year, during the quarter ended June 30, 2005, MeadWestvaco recorded pretax restructuring charges of $6 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $4 million was recorded within cost of sales and approximately $2 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $1 million, related primarily to employee benefit costs covering approximately 15 employees. As of June 30, 2005, about two-thirds of the affected employees had been separated from the company. The remaining employees will separate by the end of 2005.

Consumer and Office Products:

In connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004, the company recorded additional charges of $4 million relating primarily to asset writeoffs and other closure-related costs.

All Other:

During the quarter, the company recorded additional charges of approximately $1 million related primarily to employee separation costs covering approximately 10 employees. As of June 30, 2005, all of these employees had separated from the company.

The following table summarizes these net charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$—	$1	$1
Consumer and Office Products	4	—	4
All other	—	1	1

	$4	$2	$6

First half ended June 30, 2005

During the first half ended June 30, 2005, MeadWestvaco recorded pretax restructuring charges of $14 million for employee separation costs, asset writedowns and other restructuring-related costs. These costs were offset by gains of $2 million resulting from the sale of previously written-down assets. Approximately $7 million was recorded

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

within cost of sales and approximately $5 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the actions taken in the second quarter noted above, in the first quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $4 million, related primarily to employee benefit costs covering approximately 60 employees. As of June 30, 2005, about one-half of the affected employees had been separated from the company. The remaining employees will separate by the end of 2005.

Consumer and Office Products:

In addition to the actions taken in the second quarter noted above, in the first quarter of 2005, the company recorded charges of $2 million relating primarily to closure-related costs incurred in connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004. Additionally during the first quarter, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

During the first quarter of 2005, the company also recorded charges of approximately $2 million related to employee separation costs covering approximately 30 employees. As of June 30, 2005, almost all of these employees had separated from the company, and the remaining employees will separate by the end of 2005.

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$—	$5	$5
Consumer and Office Products	6	—	6
All other	—	3	3

	$6	$8	$14

Gain on sale of Consumer and Office Products assets previously written-down	$(2)		$(2)

Year ended December 31, 2004

For the quarter and first half ended June 30, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $6 million and $16 million, respectively. Of these amounts, $6 million was recorded within cost of sales in the second quarter of 2004. In the first half of 2004, $14 million and $2 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs, assets writedowns and other costs for Packaging, Consumer and Office Products, and Corporate and other of $11 million, $1 million and $4 million, respectively. For the year ended December 31, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $100 million. Approximately $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts were reflected in Corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Packaging:

During 2004, the company incurred annual charges of $11 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a domestic packaging systems plant. The charges included employee separation costs of $2 million related to approximately 140 employees. Most of these employees had separated from the company as of June 30, 2005. The remaining $9 million included $5 million of asset writedowns and $4 million of other closure-related costs.

Additionally, the company recorded annual charges of $28 million for asset writedowns, employee separation costs and other restructuring-related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $11 million for employee separation costs affecting approximately 300 employees in various facilities, $16 million for asset writedowns, of which $5 million related to the loss on the sale of a consumer packaging plant in Europe, and $1 million for other restructuring-related costs. As of June 30, 2005, all of the affected employees had separated from the company.

Consumer and Office Products:

In connection with the company’s action to consolidate its Consumer and Office Products operations in North America and close several facilities, certain long-lived assets were determined to be impaired. Annual charges of $18 million were recorded to write down the affected assets to their estimated fair value under an asset held-for-use model. The company also recorded employee separation costs of $10 million related to approximately 700 employees associated with the facilities. Almost all of the affected employees had separated from the company at June 30, 2005. Additional charges of $15 million were recorded for lease termination and other closure-related costs.

An additional $1 million related to employee separation costs covering approximately 10 employees and $1 million for other restructuring-related costs associated with various other actions were recorded during the year. As of June 30, 2005, all of the affected employees had separated from the company.

All Other:

Corporate assets that were written down to their estimated fair value during the year resulted in annual charges of approximately $4 million. As part of the continuing review of the businesses and various restructuring activities, including the reorganization of corporate functions and other business units, the company recorded charges that included $10 million of employee separation benefits covering about 150 employees, and $2 million of other restructuring-related costs. Almost all of the employees have separated from the company as of June 30, 2005, and the remaining are expected to separate by the end of 2005. During 2004, the company also reversed charges of $2 million for employee separation benefits that had been previously recorded.

Additionally, a corporate asset was sold for a loss, resulting in a charge of $2 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first half of 2005:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$13	$6	$19
Current charges	6	6	12
Change in estimate	(1)	(1)	(2)
Payments	(13)	(5)	(18)

Balance of related accruals at June 30, 2005	$5	$6	$11

Cost Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$—	$—	$—
Current charges	2	—	2
Payments	(1)	—	(1)

Balance of related accruals at June 30, 2005	$1	$—	$1

3. Inventories and Property, Plant and Equipment

In millions	June 30, 2005	December 31, 2004
Raw materials	$190	$172
Production materials, stores and supplies	100	95
Finished and in process goods	506	468

	$796	$735

Property, plant and equipment is net of accumulated depreciation of $3,034 million and $2,964 million at June 30, 2005 and December 31, 2004, respectively.

4. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes intangible assets for continuing operations subject to amortization included in other assets:

In millions	June 30, 2005		December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$201	$35	$201	$30
Customer contracts and lists	104	27	100	23
Patents	41	19	41	16
Other – primarily licensing rights	30	8	28	7

	$376	$89	$370	$76

The company recorded amortization expense of $8 million and $7 million for the quarters ended June 30, 2005 and 2004, respectively. For the first half of 2005 and 2004, amortization expense was $17 million and $16 million, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2005 and each of the succeeding five years is as follows: 2005 - $33 million; 2006 - $31 million; 2007 - $29 million; 2008 - $25 million; 2009 - $24 million; and 2010 - $21 million. As acquisitions and dispositions occur in the future, these amounts may vary.

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

Postretirement Plans - MeadWestvaco provides life insurance for substantially all retirees, medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and medical benefits to certain other retirees, up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The components of net periodic benefits cost (income) from continuing operations for each of the periods presented are as follows:

Second Quarter Ended June 30

In millions	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$13	$12	$1	$2
Interest cost on projected benefit obligation	34	34	2	3
Expected return on plan assets	(67)	(68)	—	—
Amortization of prior service cost	2	2	—	(1)
Amortization of net (gain) loss	1	(1)	—	2

Net periodic benefit cost (income) before settlements and curtailments	$(17)	$(21)	$3	$6

First Half Ended June 30

In millions	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$26	$24	$2	$4
Interest cost on projected benefit obligation	68	68	5	6
Expected return on plan assets	(135)	(138)	—	—
Amortization of prior service cost	4	4	(1)	(2)
Amortization of net (gain) loss	2	(1)	1	4

Net periodic benefit cost (income) before settlements and curtailments	$(35)	$(43)	$7	$12

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans for the first half of 2005 and 2004.

The company expects to pay about $20 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2005. During the quarter and first half ended June 30, 2005, about $5 million and $10 million was paid, respectively. The company presently anticipates paying an additional $10 million during the remainder of 2005.

Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits

In accordance with the provisions of SFAS 88 and 106, the company recorded a settlement loss in the bargained hourly retirement plan of approximately $111 million, in addition to a curtailment gain in the postretirement benefit plan of approximately $29 million, both relating to the sale of the printing and writing papers business during the second quarter of 2005. Plan assets, and related liabilities, of about $300 million were transferred in July of 2005 as part of the sale and the remaining bargained hourly retirement plan assets and liabilities retained by the company were remeasured using a discount rate of 5.5%, as was the postretirement benefit plan.

An additional settlement loss of approximately $4 million was recorded in conjunction with lump sum retirement

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

benefit payments made during the first half ended June 30, 2005. The company also recorded a charge of approximately $3 million associated with special termination benefits payable to participants of an early retirement program at one of its business units.

6. Income (Loss) Per Common Share

Basic net income (loss) per share for all periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the first half ended June 30, 2005 and 2004, 3.9 million and 13.1 million options, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share. Similarly, for the quarter ended June 30, 2004, 13.0 million options were excluded from the calculation of weighted average shares. The dilutive effects of the net incremental shares issuable upon the exercise of stock options were not included in the loss for the quarter ended June 30, 2005 as their effects would have been antidilutive. The number of shares used to calculate income (loss) per share as of June 30, 2004 has been adjusted in accordance with FAS 128, Earnings per Share, when presenting income (loss) from operations.

7. Segment Information

The company’s principal business segments are (1) Packaging, (2) Consumer and Office Products, and (3) Specialty Chemicals.

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceuticals, and healthcare markets. In addition, the Packaging segment designs and produces multipack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, Europe, and Brazil.

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

Corporate and other includes the company’s Specialty Paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense, debt retirement costs and other activities.

The segments are measured on operating profits before restructuring charges, interest expense, minority interest, income taxes, extraordinary items and cumulative effect of accounting changes. Sales between the segments are recorded primarily at market prices.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Second Quarter Ended June 30, 2005

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$1,136	$2	$1,138	$96
Consumer and Office Products	297	—	297	33
Specialty Chemicals	109	7	116	14
Corporate and other	45	8	53	(166)

Total	1,587	17	1,604	(23)
Intersegment eliminations	—	(17)	(17)	—

Consolidated totals	$1,587	$—	$1,587	$(23)

Second Quarter Ended June 30, 2004

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$1,103	$3	$1,106	$113
Consumer and Office Products	302	—	302	50
Specialty Chemicals	103	4	107	20
Corporate and other	48	6	54	(78)

Total	1,556	13	1,569	105
Intersegment eliminations	—	(13)	(13)	—

Consolidated totals	$1,556	$—	$1,556	$105

First Half Ended June 30, 2005

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$2,193	$4	$2,197	$175
Consumer and Office Products	480	—	480	27
Specialty Chemicals	197	15	212	18
Corporate and other	90	15	105	(219)

Total	2,960	34	2,994	1
Intersegment eliminations	—	(34)	(34)	—

Consolidated totals	$2,960	$—	$2,960	$1

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

First Half Ended June 30, 2004

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$2,117	$4	$2,121	$178
Consumer and Office Products	472	—	472	48
Specialty Chemicals	187	9	196	30
Corporate and other	94	13	107	(112)

Total	2,870	26	2,896	144
Intersegment eliminations	—	(26)	(26)	—

Consolidated totals	$2,870	$—	$2,870	$144

8. Comprehensive Income (loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the quarter ended June 30, 2005 and 2004, was a loss of $86 million and income of $28 million, respectively. Comprehensive income (loss) for the first half ended June 30, 2005 and 2004, was a loss of $86 million and income of $18 million, respectively. The difference between net loss and comprehensive income (loss) for the second quarter and first half ended June 30, 2005 and 2004 primarily relates to the impact of foreign currency translations and net unrealized gains on derivatives utilized in the company’s hedging activities.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state, local or foreign authorities that it may be liable under federal environmental laws or under applicable state, local or foreign laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites that may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2005, MeadWestvaco has recorded liabilities of approximately $25 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $27 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of July 31, 2005, there were approximately 250 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2005, the company has litigation liabilities of approximately $29 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

10. Other (Income) Expense, net

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2005	2004	2005	2004
Gains on sales of forestland	$(2)	$(20)	$(41)	$(85)
Interest income	(11)	(2)	(14)	(4)
Loss on the extinguishment of debt	90	—	90	—
Foreign currency transaction (gains) losses	2	2	4	2
Transition services income	(7)	—	(7)	—
Other, net	3	(1)	3	(2)

Other (income) expense, net	$75	$(21)	$35	$(89)

The company recorded continuing operations pretax gains on the sales of forestland of $2 million and $20 million in the second quarter ended June 30, 2005 and 2004, respectively. For the first half ended June 30, 2005 and 2004, the company recorded continuing operations pretax gains on the sales of forestland of $41 million and $85 million, respectively. Also recorded in the quarter and first half ended June 30, 2005, were charges of $90 million for debt extinguishment associated with the retirement of $1 billion of debt, and income of $7 million from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Shareholders’ Equity

Pursuant to the company’s Annual and Long-Term Incentive Plan and the MeadWestvaco Corporation Restricted Stock Plan, the company granted approximately 280,000 shares of performance-based restricted common stock to certain key executives in February of 2005. These shares have been accounted for under the guidance of APB No. 25, Accounting for Stock Issued to Employees and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation. The total compensation expense is being recorded over the shares’ three-year vesting period. Under the plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the Company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital and/or revenue from new products, total procurement savings and reduction in selling, general and administrative expenses.

During the quarter, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. Approximately $620 million of the proceeds were used to repurchase 10% of the company’s outstanding common shares. The repurchased shares, upon retirement, were recorded as a reduction of common stock and additional paid-in capital pursuant to the regulations of the state of Delaware, the state of incorporation, and the approval by the board of directors.

12. Sale of Papers Business

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. In the quarter ended March 31, 2005, the company began reporting the papers business as a discontinued operation. Prior periods have been adjusted on a comparable basis.

Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments), and $100 million in aggregate principal amount of senior unsecured payable-in-kind (PIK) promissory notes (fair value of $75 million) of a subsidiary of the purchaser. These debt securities are floating rate notes that bear interest at a rate of six-month LIBOR plus 700 basis points (10.38% at June 30, 2005), which interest shall be payable-in-kind until November 1, 2013, and shall compound semi-annually. The PIK notes are being classified as available-for-sale securities, and must be repaid to the company by the purchaser before there are any distributions made to the equity holders of the purchaser. Additionally, an adjustment was made to the closing working capital of the printing and writing papers business that reduced the proceeds received by MeadWestvaco by $30 million and is reflected in the loss for the first half of 2005. In connection with this transaction, approximately $300 million of pension assets, and related liabilities, for hourly employees were transferred to the purchaser in July of 2005.

In connection with the sale, the company incurred a pretax accounting loss of approximately $916 million ($687 million after tax), of which $710 million ($548 million after tax) was recorded in the fourth quarter of 2004. The remaining $206 million ($139 million after tax) in charges was recorded in the first half of 2005. Included in the loss is a pretax charge of $751 million ($564 million after tax) for impairments of goodwill and other long-lived assets, most of which was associated with fair value adjustments of the papers business recorded in purchase accounting at the time of the Mead and Westvaco merger. In addition, the company recorded other exit-related costs representing pension curtailment loss of $37 million, lease termination charges of $23 million, pension obligation settlement loss of $111 million, OPEB curtailment gain of $29 million, debt extinguishment charges of $18 million and other sale-related costs of $5 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The company recorded a loss from discontinued operations, net of income taxes, of $70 million, or $0.35 per share, for the second quarter of 2005 compared to a loss of $27 million, or $0.13 per share for the second quarter of 2004. The company recorded a loss from discontinued operations, net of income taxes, of $93 million, or $0.46 per share, for the first half of 2005 compared to a loss of $55 million, or $0.27 per share for the first half of 2004. Included in discontinued operations is interest expense directly attributable to the papers business and an allocation of general interest expense pursuant to the guidance under EITF 87-24: Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the printing and writing papers business were classified as available-for-sale and were not depreciated or amortized in 2005 while classified as available-for-sale. Included in discontinued operations is the benefit of a LIFO decrement of about $30 million. In connection with the sale of the printing and writing papers business, the company provided certain guarantees and indemnities to the buyer and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which did not result in a material impact on the company’s consolidated financial statements.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the quarter and first half ended June 30, 2005 and 2004. For the second quarter of 2005, only one month of operations is included, as the business was sold April 30, 2005.

In millions, except per share amounts	Second quarter ended June 30		First half ended June 30
	2005	2004	2005	2004
Net sales	$170	$540	$712	$1,058

Cost of sales	163	546	611	1,074
Selling, general and administrative expenses	5	21	26	39
Interest expense	5	18	20	36
Other (income) expense, net	112	(4)	203	(9)

Loss before income taxes	(115)	(41)	(148)	(82)
Income tax benefit	(45)	(14)	(55)	(27)

Net loss	$(70)	$(27)	$(93)	$(55)

Net loss per share	$(0.35)	$(0.13)	$(0.46)	$(0.27)

13. Long-Term Debt

As disclosed in Note 12 to the company’s consolidated financial statements, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. Approximately $1.1 billion of the cash proceeds from the sale were used to repay approximately $1 billion of debt in the second quarter of 2005. The following table summarizes the company’s debt at June 30, 2005 and December 31, 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In millions	June 30 2005	December 31 2004
Notes, rates from 2.75% to 8.40%, due 2005-2012	$863	$1,343
Debentures, rates from 6.80% to 9.75%, due 2017-2047	1,227	1,552
Sinking Fund Debentures, rates from 7.5% to 7.65%, due 2008-2027	299	299
Medium-term notes	6	6
Pollution Control Revenue Bonds:
Rates from 5.9%-9.6%, due 2005-2026	6	16
Industrial Revenue Bonds:
Rates from 5.88%-7.67%, due 2018-2027	80	205
Floating rate, due 2009	—	17
Other bank term loans	58	58
Capital lease obligations	58	110
Notes payable and other	24	55

	2,621	3,661
Less: amounts due within one year	(186)	(234)
Less: long-term debt of discontinued operations	—	(145)

Long-term debt	$2,435	$3,282

Outstanding debt maturing for the remainder of 2005 is $182 million and in the next five years is (in millions): 2006 - $9; 2007 - $7; 2008 - $15; 2009 - $65; and 2010 - $15.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the second quarter ended June 30, 2005, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported a loss from continuing operations of $13 million, or $0.06 per share, compared to last year’s income from continuing operations of $74 million, or $0.36 per share. The company recorded a net loss of $83 million, or $0.41 per share, for the second quarter ended June 30, 2005, compared to last year’s net income of $47 million, or $0.23 per share. The net loss for the quarter included an after-tax loss from discontinued operations of $70 million, or $0.35 per share, after-tax charges for debt retirement of $56 million, or $0.28 per share, after-tax charges for restructuring of $6 million, or $0.03 cents per share, and after-tax gains of $1 million, or $0.01 per share, on the sale of nonstrategic forestland. Comparable amounts for the second quarter of 2004 were an after-tax loss from discontinued operations of $27 million, or $0.13 per share, after-tax gains on the sale of nonstrategic forestland of $12 million, or $0.06 per share, and after-tax restructuring charges of $4 million, or $0.02 cents per share.

Income from continuing operations for the first half ended June 30, 2005 was $4 million, or $0.02 per share, compared to last year’s income from continuing operations of $100 million, or $0.49 per share. Results for the first half ended June 30, 2005 were a net loss of $89 million, or $0.44 per share, compared to last year’s net income of $45 million, or $0.22 per share. Included in the net loss for the first half of 2005 are an after-tax loss from discontinued operations of $93 million, or $0.46 per share, after-tax charges for debt retirement of $56 million, or $0.28 per share, after-tax charges for restructuring of $9 million, or $0.05 cents per share, and after-tax gains of $25 million, or $0.13 per share, on the sale of nonstrategic forestland. Comparable amounts for the first half of 2004 were an after-tax loss from discontinued operations of $55 million, or $0.27 per share, after-tax gains of $53 million, or $0.26 per share, on the sale of nonstrategic forestland, and after-tax charges for restructuring of $11 million, or $0.05 cents per share.

During the quarter, the company experienced modest revenue increases in most of its businesses with higher selling prices and improved product mix that were offset partially by weaker demand for many of the company’s products compared to the same period in 2004. The Packaging segment had higher sales, with solid improvement year-over-year in tobacco and cosmetic packaging; however, demand was weaker than last year for beverage and media packaging. The mill-based businesses operated well during the quarter; however, there was a slower seasonal upturn in demand for bleached paperboard. The profits for the segment reflected higher selling prices for the paperboard grades, better overall operating performance in the mill-based businesses and improved volume and mix in tobacco and cosmetic packaging in Europe, all of which had a positive impact on segment earnings. These positive improvements were offset by higher costs associated with raw materials, energy and freight, as well as downtime taken in the bleached paperboard business, and lower earnings in media and entertainment packaging compared to the strong second quarter of 2004. The Consumer and Office Products business had revenues near the levels of the second quarter last year, as lower North American sales of consumer products were offset by additions of sales from the 2004 Brazilian acquisition. The decline in this segment’s operating profit was driven primarily by higher costs for uncoated paper, the principal raw material for the business. The Specialty Chemicals segment experienced higher demand and selling prices for many of its products, but those positive effects were more than offset by higher raw materials and energy costs. Overall, most of the businesses operated well during the quarter, but all of the segments continued to face cost inflation in raw materials and energy. The company also completed the sale of its printing and writing papers business during the quarter.

As previously disclosed in the first quarter of 2005, the company completed its productivity initiative, with a goal of working capital and earnings improvement of $500 million. From the beginning of 2004 through the quarter ended March 31, 2005, the company’s results showed earnings improvements of approximately $100 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Combining the actual reduction of working capital from 2004 of approximately $260 million and the company’s projected reduction of working capital for 2005 of about $170 million, based on results for the quarter ended March 31, 2005 including the Papers business, the company believes that it would have met its goal of the working capital initiative with a projected total reduction of $430 million. The combined earnings and projected working capital improvement were projected to be about $530 million. Upon the completion of that initiative, the company began a new initiative that initially focuses on reductions in general and administrative costs and streamlining its warehousing and logistics network. Through this new initiative, the company intends to become a more nimble, market-driven company and expects to reduce its overall cost structure by at least $200 million on a run rate basis by the end of 2007.

RESULTS OF OPERATIONS

Presented below are results for the second quarter and first half ended June 30, 2005 and 2004 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	Second quarter ended June 30		First half ended June 30
	2005	2004	2005	2004
Sales	$1,587	$1,556	$2,960	$2,870
Cost of sales	1,302	1,231	2,450	2,331
Selling, general and administrative expense	179	190	368	383
Interest expense	54	51	106	101
Other (income) expense, net	75	(21)	35	(89)

	(23)	105	1	144
Income tax provision (benefit)	(10)	31	(3)	44

Income (loss) from continuing operations	(13)	74	4	100

Loss from discontinued operations	(70)	(27)	(93)	(55)

Net income (loss)	$(83)	$47	$(89)	$45

Sales for the quarter ended June 30, 2005 were $1.59 billion compared to sales of $1.56 billion for the prior year, an increase of about 2 percent. Sales for the first half ended June 30, 2005 were $2.96 billion compared to sales of $2.87 billion for the first half ended June 30, 2004, an increase of about 3 percent. Increased sales were primarily the result of higher selling prices across all of the paperboard grades and modest improvement in demand in several of the consumer packaging markets in Europe compared to last year. Sales were also higher for the Specialty Chemical segment, primarily in the asphalt, printing inks and pine chemicals markets. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended June 30, 2005 was $1.30 billion compared to $1.23 billion for the same quarter of last year. Cost of sales for the first half ended June 30, 2005 was $2.45 billion compared to $2.33 billion for the first half last year. The company’s gross margin rate decreased 3 points in the second quarter compared to the same period last year. Improved mill operating performance and actions taken to reduce costs and enhance volume and mix were more than offset by higher costs for raw materials, energy and freight, which reduced the gross margin percent by 2 points, and downtime, which reduced the gross margin percent by 1 point. Included in cost of sales were restructuring charges of $4 million versus restructuring charges of $6 million for the same period last year.

During the second quarter of 2005, the company took 55,000 tons of market-related downtime for bleached paperboard compared to none taken in the second quarter of 2004, reducing profit by approximately $14 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the first half of 2005, the company took 60,000 tons of market-related downtime for bleached paperboard compared to 14,000 tons taken in the first half of 2004, impacting profits by approximately $15 million and $3 million, respectively. The effects of market-related downtime are reflected in cost of goods sold.

Selling, general and administrative expenses of $179 million recorded in the second quarter of 2005 decreased from $190 million reported in the second quarter of 2004. Selling, general and administrative expenses were $368 million in the first half of 2005 compared to $383 million reported in the first half of 2004. The company continues to focus its efforts on reduced spending in this area, implementing various cost reduction activities over the last two years. Included in selling, general and administrative costs for the second quarter of 2005 are increased costs associated with acquisitions that are not reflected in the second quarter of 2004. Additionally, beginning in 2005, certain costs are now classified as cost of sales, which in prior years were included in selling, general and administrative for the consumer packaging group. Included in selling, general and administrative expenses were restructuring charges of $2 million, versus no restructuring charges recorded in selling, general and administrative expenses for the same period last year.

Pension income before settlements and curtailments was $17 million and $21 million for the second quarters of 2005 and 2004, respectively. Pension income before settlements and curtailments was $35 million and $43 million for the first half of 2005 and 2004, respectively. Pension income is reported in Corporate and other for segment reporting purposes.

Other (income) expense, net, was an expense of $75 million in the second quarter of 2005 compared to income of $21 million in the second quarter of 2004. The decrease in the current quarter is primarily the result of pretax debt retirement charges of $90 million, compared to no charges in the same period last year, and lower gains on the sales of forestland compared to the prior year. Gains on the sales of forestland were $2 million before taxes in the second quarter of 2005 compared to gains of $20 million before taxes in the second quarter of 2004. Other (income) expense, net, was expense of $35 million in the first half of 2005 compared to income of $89 million in the first half of 2004. Debt retirement charges in the first half of 2005 were $90 million, compared to no charges in the same period last year. Gains on the sales of forestland were $41 million before taxes in the first half of 2005 compared to gains of $85 million before taxes in the second quarter of 2004.

The increase in the tax benefit for the quarter ended June 30, 2005, is primarily the result of tax benefit items recorded in the current quarter related to the sale of the printing and writing papers business. For the full year, the annual tax rate is estimated to be approximately 23% compared to 31% for 2004 due to changes in sources of income and the effects of the sale of the papers business.

The company recorded a loss from discontinued operations (net of taxes) of $70 million in the second quarter of 2005, compared to a loss of $27 million in the same period last year. Results from discontinued operations (net of taxes) were a loss of $93 million in the first half of 2005, compared to a loss of $55 million in the same period last year. Refer to Note 12 for further discussion on the sale of the papers business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Segment

In millions	Second quarter ended June 30		First half ended June 30
	2005	2004	2005	2004
Sales	$1,138	$1,106	$2,197	$2,121
Segment profit[1]	96	113	175	178

[1]	Segment profit measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), linerboard and other grades of kraft paperboard, as well as converted packaging for consumer products in markets for media, beverage, dairy, cosmetics, tobacco, pharmaceuticals, and healthcare. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Japan and Europe. These products are sold primarily in North America, Europe, Asia and Brazil.

Sales in the Packaging segment increased 3% to $1.14 billion in the second quarter of 2005 compared to sales of $1.10 billion in the second quarter last year. Higher second quarter sales were due in part to the realization of higher selling prices in all of the paperboard grades, offset by weaker demand for bleached paperboard compared to the strong levels for the same period last year. Shipments of bleached paperboard were 434,000 tons in the second quarter of 2005 compared to 464,000 tons in 2004. Shipments of CNK were 283,000 tons in the second quarter of 2005, comparable to the level of the second quarter of 2004. Linerboard shipments increased from 95,000 tons in the second quarter of 2004 to 109,000 tons in the second quarter of 2005. Bleached paperboard prices increased about 6% over the prior year, CNK prices increased about 4% (for sales to outside 3rd parties) and Linerboard prices increased about 8%. In the segment’s consumer packaging businesses, sales increased modestly year-over-year, led by growth in the markets for cosmetics and tobacco packaging in Europe. Markets for beverage packaging in North America continued to be soft, but there appears to be some seasonal improvement in those markets. In media packaging, there was growth in special packaging in Europe; however, overall sales of media packaging declined from the very strong levels of last year, primarily as a result of fewer significant DVD releases.

Operating profit for the second quarter of 2005 decreased 15% to $96 million compared to the prior year operating profit of $113 million. The profits for the segment reflected higher selling prices for the paperboard grades, and better overall operating performance in the mill-based businesses, offset by higher costs associated with raw materials, energy and freight. In Europe, improved volume and mix in tobacco and cosmetic packaging had a positive impact on segment earnings, while earnings for media and entertainment packaging were down from the strong second quarter of 2004. Earnings in U.S. cosmetics and healthcare packaging were also down from the second quarter of 2004. The company’s Brazilian packaging operation, Rigesa, had improved results on higher shipment volume and price, mix improvement, favorable currency exchange rates and cost reduction. In addition, the segment’s actions taken last year to close or sell several converting facilities contributed positively to results in 2005. Year-over-year for the quarter, increased costs (including raw material, energy and freight) of $30 million, market-related downtime of $14 million, and volume decreases of $7 million adversely affected segment earnings. Earnings benefited by $30 million from price increases and mix improvement and by $4 million from favorable currency exchange rates.

For the first half of 2005, sales for this segment increased to $2.20 billion from $2.12 billion in the first half of 2004, for similar reasons as noted above for the quarter. Operating profit for the Packaging segment for the first half of 2005 was $175 million compared to $178 million in the prior year. These results were driven by higher selling prices and better operating performance for most of the businesses, offset by higher costs associated with raw materials, energy and freight.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer and Office Products Segment

In millions	Second quarter ended June 30		First half ended June 30
	2005	2004	2005	2004
Sales	$297	$302	$480	$472
Segment profit[1]	33	50	27	48

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

Sales revenue in the second quarter of 2005 was seasonally stronger than the first quarter and was near levels of the same period last year, as lower North American sales of consumer products were offset by additional volume and enhanced product mix from the segment’s 2004 Brazilian acquisition, Tilibra. Although the Consumer and Office Products business operated well in the quarter and made progress managing working capital and improving cash flow, segment operating profits were impacted by higher costs for uncoated paper, the principal raw material for the business. The remainder of the decline in profits was due to somewhat weaker markets and some timing shifts of back-to-school shipments to the third quarter. Year-over-year for the quarter, increased costs, primarily for uncoated paper, of $17 million, volume decreases of $3 million and other cost increases of $4 million, primarily associated with acquisitions, adversely affected segment earnings. Results benefited by $7 million from price increases and mix improvements from the prior year.

For the first half of 2005, sales for this segment were $480 million compared to $472 million in the first half of 2004. Operating profits for the Consumer and Office Products segment for the first half of 2005 were $27 million compared to $48 million in the prior year. These decreased results were primarily the result of higher uncoated paper costs.

Specialty Chemicals Segment

In millions	Second quarter ended June 30		First half ended June 30
	2005	2004	2005	2004
Sales	$116	$107	$212	$196
Segment profit[1]	14	20	18	30

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Segment sales grew seasonally from the first quarter of 2005 and were up 8% from the second quarter of 2004. Growth in sales volume and mix improvements in the asphalt markets in North America, China, and Europe and markets for printing inks and pine chemicals drove much of the increase in sales. Activated carbon products sales

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

decreased as a result of changes in design of emission systems with certain auto makers. Year-over-year for the quarter, increased costs (including raw materials and energy) of $7 million and maintenance outages of $2 million adversely affected segment earnings. Earnings benefited by $3 million from price increases and mix improvements.

For the first half of 2005, sales for this segment increased to $212 million from $196 million in the first half of 2004, as demand strengthened for most of this segment’s products. Earnings for the Specialty Chemicals segment for the first half of 2005 were $18 million compared to $30 million in the prior year. Higher selling prices were offset by cost increases for raw materials and energy and slightly lower operating efficiencies that included maintenance outages.

Corporate and other

In millions	Second quarter ended June 30		First half ended June 30
	2005	2004	2005	2004
Sales	$53	$54	$105	$107
Corporate and other loss[1]	(166)	(78)	(219)	(112)

[1]	Corporate and other loss may include goodwill impairment charges, debt retirements charges, asset writedowns, restructuring charges, net pension income, minority interest, interest expense and gains on asset sales.

Corporate and other includes the company’s Specialty Paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

The company recorded a loss of $166 million in Corporate and other, compared to a loss of $78 million in 2004. The increased loss resulted from increased debt retirement charges of $90 million, decreased pension credit of $4 million and lower gains on the sale of assets of $18 million; offset by transition service income of $7 million, lower corporate spending (including changes in litigation and environmental reserves) of $8 million, and increased interest income of $9 million.

For the first half of 2005, the company recorded a loss of $219 million in Corporate and other, compared to a loss of $112 million in 2004. The increased loss resulted from increased debt retirement charges of $90 million, lower gains on the sale of assets of $44 million and decreased pension credit of $8 million; offset by lower corporate spending of $14 million (including changes in litigation and environmental reserves), transition service income of $7 million, increased interest income of $10 million, and decreased restructuring charges of $4 million.

Discontinued Operations

Discontinued operations for the quarter ended June 30, 2005, includes only one month of operations as the business was sold on April 30, 2005. Sales for the quarter ended June 30, 2005 decreased to $170 million compared to the second quarter of 2004 sales of $540 million, as the business was sold in April of 2005. Sales for the first half ended June 30, 2005 decreased to $712 million compared to the second quarter of 2004 sales of $1.06 billion.

The company recorded a loss in the second quarter of $70 million, net of tax, compared to an after-tax loss of $27 million in 2004. The company recorded a loss in the first half of 2005 of $93 million, net of tax, compared to an after-tax loss of $55 million in 2004. Year-over-year for the quarter and first half, results were negatively impacted by sale-related costs including lease termination charges, asset impairments, debt extinguishment, pension settlement and curtailment losses and other costs that are not included in the loss for the first half of 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and proceeds from the sale of nonstrategic assets are expected to be a source of funds in 2005. As disclosed in Note 12 to the company’s consolidated financial statements, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands, which was effective April 30, 2005. Approximately $1.1 billion of the cash proceeds from the sale were used to repay approximately $1 billion of debt in the second quarter. The proceeds were also used to repurchase 10% of the company’s outstanding shares for about $620 million. In the second half of 2005, the company will use approximately $200 million of the proceeds to pay income taxes associated with the sale of the printing and writing papers business. Cash and cash equivalents totaled $637 million at June 30, 2005 compared to $270 million at December 31, 2004 and $313 million at June 30, 2004.

Operating Activities

The company generated $125 million of cash from continuing operating activities in the first half ended June 30, 2005 compared to cash provided by continuing operations of $133 million for the first half ended June 30, 2004. Operating cash flows were negatively affected by lower operating earnings and payments made for accrued employee benefits related to the sale of the printing and writing papers business, offset in part by year-over-year improvements in receivables.

Investing Activities

The company generated $2,149 million of cash from investing activities in the first half of 2005 compared to a use of $26 million for the same period last year, primarily as a result of proceeds received for the sale of the printing and writing papers business, as discussed below. Capital spending totaled $132 million for the first half ended June 30, 2005, compared to $121 million for the same period last year. For 2005, the company expects capital spending to be approximately $350 million. This level is well below the company’s expected level of depreciation, depletion and amortization for the comparable period.

During the first half of the year, the company completed the sale of approximately 11,500 acres of nonstrategic forestland generating proceeds of $48 million for continuing operations. Additionally, in the first half of the year, the company generated $2.2 billion from the sale of its printing and writing papers business (and related forestlands) and $19 million in proceeds from the sale of a corporate aircraft and other assets. In the first half of 2004, the company sold 33,000 acres of nonstrategic forestland generating proceeds of $92 million. Additionally, in the first half of 2004, the company sold its interest in a panelboard facility generating proceeds of $30 million, and sold a small specialty paper mill in the United Kingdom generating proceeds of $8 million.

The company’s short-term investments of $5 million at December 31, 2004, consisted of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. The company had no short-term investments at June 30, 2005.

Financing Activities

The company used $1,828 million of cash in financing activities in the first half of 2005 compared to cash used in financing activities of $102 million for the first half ended June 30, 2004. The proceeds received from the sale of the company’s printing and writing papers business discussed above, were used to retire approximately $1 billion in debt and repurchase 21 million shares of outstanding common stock at a cost of about $620 million. All of the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

repurchased shares of common stock have been retired. The company expects to repurchase additional shares in the amount of $80 million during the second half of 2005, as a continuation of its plan to use up to $700 million of the papers sales proceeds for share repurchases. MeadWestvaco has available a $1 billion bank credit facility that expires in December 2009. The credit facility was not utilized at June 30, 2005. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $1 billion revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 42.8% at June 30, 2005, and 45.9% at December 31, 2004. At June 30, 2005, the company’s continuing operations had $186 million of notes payable and current maturities of long-term debt compared to $234 million at December 31, 2004.

As a result of the $1 billion debt retirement, the company’s contractual obligations for long-term debt have decreased from the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as follows:

In millions	Payments due by period
	Total	Less than 1 year (remainder of 2005)	1-3 years (2006 -2007)	3-5 years (2008 -2009)	More than 5 years (after 2009)
Long-term debt	$2,563	$182	$16	$80	$2,285

In May of 2005, Standard & Poor’s announced that it revised its outlook on MeadWestvaco to “stable” from “negative” and raised its short-term rating to “A-2” from “A-3.” In March of 2005, Moody’s Investors Service confirmed MeadWestvaco’s Baa2/P-2 credit ratings with a stable outlook.

On each of January 25, April 25 and June 28, of 2005, the Board of Directors declared a dividend of $0.23 per share. During the first half of 2005 and 2004, the company paid $94 million and $93 million, respectively, in dividends to its shareholders.

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign environmental operations of the company. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, the company estimates that it will incur approximately $51 million in environmental capital expenditures in 2005 and approximately $48 million in 2006. Approximately $33 million was spent on environmental capital projects in 2004. The estimates for 2005 and 2006 and the amount spent in 2004 do not include anticipated or actual expenditures for the company’s papers business which is included in discontinued operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In addition, a portion of the company’s anticipated future environmental capital expenditures concerns compliance with regulations recently promulgated under the Clean Air Act, commonly referred to as the “Industrial Boiler MACT Rules.” These rules are designed to reduce or limit emissions of various hazardous air pollutants associated with the operation of non-utility, industrial boilers. The rules apply to industrial, commercial and institutional boilers and process heaters in use at many U.S. industries and facilities, including pulp and paper mills, and require existing facilities to be in compliance by September 13, 2007. The company has taken steps already to comply with the Industrial Boiler MACT Rules and expects to incur capital expenditures beyond the expenditures stated above by approximately $4 million to comply with the Industrial Boiler MACT Rules.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state, local or foreign authorities that it may be liable under federal environmental laws or under applicable state, local or foreign laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites that may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2005, MeadWestvaco has recorded liabilities of approximately $25 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $27 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of July 31, 2005, there were approximately 250 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2005, the company has litigation liabilities of approximately $29 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Outlook

In the Packaging segment, current order backlogs in bleached paperboard and CNK are at normal levels for this time of year, although still below the robust levels of last year. As a result, the company expects shipments to be relatively unchanged from the level of the second quarter of 2005. In order to control inventory levels, the company expects to take about 35,000 tons of bleached paperboard market-related downtime in the third quarter of 2005, at an estimated pretax cost of $8 million to $10 million. Additionally, in the third quarter of 2005 the company intends to indefinitely shut down a small bleached paperboard machine with an annual capacity of approximately 120,000 tons. Prices for bleached paperboard and CNK are expected to remain at levels similar to second quarter levels. The consumer packaging and beverage packaging businesses are expected to be seasonally stronger in the third quarter and second half of 2005, although current demand is more moderate than demand for the same time last year. Results in the beverage packaging business are expected to be lower than the prior year due to higher raw material costs and weakness in beverage markets in North America and Europe, but the soft drink businesses are starting to see seasonal improvement and more aggressive promotion of products by customers.

Seasonal improvement is also anticipated in the Consumer and Office Products and Specialty Chemicals segments. At the beginning of its back-to-school selling season, the Consumer and Office Products segment is seeing seasonally stronger retail order levels and has a product lineup that includes Five Star Advance®, Nike® and new products like Zwipes™ and Tru-Lock™. In the third quarter, the impact of higher paper costs relative to last year is expected to be less significant than the first half of this year. Sales for activated carbon products in the Specialty Chemicals segment will be dependent on the demand of the domestic automotive market.

Higher costs for raw materials, energy, and freight impacted all of our businesses in the first half of 2005, and management expects such costs to continue to be a challenge for the second half of the year, although with costs moderating. The year-over-year impact is expected to be less than the first half of the year.

The company launched a new initiative to change its business model in order to become a more nimble, market-driven company. As part of the initiative, the company will initially focus on reducing the general and administrative costs structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. The company also plans to reduce its real estate footprint and streamline its warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by at least $200 million on a run rate basis by the end of 2007. In 2005, the company expects pretax savings from this program to be about $50 million on a run rate basis. As part of this initiative and other restructuring activities, the company expects to incur a total of about $30 million to $50 million in restructuring costs in 2005.

In the first half of the year, the company generated proceeds of about $48 million on the sale of over 11,000 acres of forestland. This represents the majority of forestland the company expects to sell in 2005.

Capital spending totaled $132 million for the first half ended June 30, 2005, compared to $121 million for the same period last year. For the remainder of 2005, the company expects capital spending to be approximately $218 million, for total annual spending of $350 million. This level is well below the company’s expected level of depreciation, depletion and amortization for the comparable period.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As disclosed Note 12 to the company’s consolidated financial statements, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. Approximately $1.1 billion of the cash proceeds from the sale were used to repay approximately $1 billion of debt in the second quarter. The proceeds were also used to repurchase 10% of the company’s outstanding common shares for about $620 million. In the second half of the year, the company intends to use an additional $80 million of the proceeds to repurchase additional shares. In the second quarter, the company incurred losses from discontinued operations and additional charges associated with the sale together totalling about $70 million, net of tax. The company does not expect that there will be significant charges associated with the sale in the second half of 2005. However, in the second half of 2005, the company will use approximately $200 million of the proceeds from the sale to pay income taxes associated with the sale of the printing and writing papers business.

OTHER ITEMS INCLUDING RESTRUCTURING

AND BUSINESS IMPROVEMENT ACTIONS

Quarter ended June 30, 2005

In connection with the productivity initiative that began in 2004 and the new initiative started earlier this year, during the quarter ended June 30, 2005, MeadWestvaco recorded pretax restructuring charges of $6 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $4 million was recorded within cost of sales and approximately $2 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $1 million, related primarily to employee benefit costs covering approximately 15 employees. As of June 30, 2005, about two-thirds of the affected employees had been separated from the company. The remaining employees will separate by the end of 2005.

Consumer and Office Products:

In connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004, the company recorded additional charges of $4 million relating primarily to asset writeoffs and other closure-related costs.

All Other:

During the quarter, the company recorded additional charges of approximately $1 million related primarily to employee separation costs covering approximately 10 employees. As of June 30, 2005, all of these employees had separated from the company.

The following table summarizes these net charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$—	$1	$1
Consumer and Office Products	4	—	4
All other	—	1	1

	$4	$2	$6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

First half ended June 30, 2005

During the first half ended June 30, 2005, MeadWestvaco recorded pretax restructuring charges of $14 million for employee separation costs, asset writedowns and other restructuring-related costs. These costs were offset by gains of $2 million resulting from the sale of previously written-down assets. Approximately $7 million was recorded within cost of sales and approximately $5 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the actions taken in the second quarter noted above, in the first quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $4 million, related primarily to employee benefit costs covering approximately 60 employees. As of June 30, 2005, about one-half of the affected employees had been separated from the company. The remaining employees will separate by the end of 2005.

Consumer and Office Products:

In addition to the actions taken in the second quarter noted above, in the first quarter of 2005, the company recorded charges of $2 million relating primarily to closure-related costs incurred in connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004. Additionally during the first quarter, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

During the first quarter of 2005, the company also recorded charges of approximately $2 million related to employee separation costs covering approximately 30 employees. As of June 30, 2005, almost all of these employees had separated from the company, and the remaining employees will separate by the end of 2005.

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$—	$5	$5
Consumer and Office Products	6	—	6
All other	—	3	3

	$6	$8	$14

Gain on sale of Consumer and Office Products assets previously written-down	$(2)		$(2)

Year ended December 31, 2004

For the quarter and first half ended June 30, 2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $6 million and $16 million, respectively. Of these amounts, $6 million was recorded within cost of sales in the second quarter of 2004. In the first half of 2004, $14 million and $2 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs, assets writedowns and other costs for Packaging, Consumer and Office Products, and Corporate and other of $11 million, $1 million and $4 million, respectively. For the year ended December 31,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2004, MeadWestvaco recorded total pretax restructuring charges and other merger-related costs of $100 million. Approximately $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2004, the company incurred annual charges of $11 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a domestic packaging systems plant. The charges included employee separation costs of $2 million related to approximately 140 employees. Most of these employees had separated from the company as of June 30, 2005. The remaining $9 million included $5 million of asset writedowns and $4 million of other closure-related costs.

Additionally, the company recorded annual charges of $28 million for asset writedowns, employee separation costs and other restructuring-related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $11 million for employee separation costs affecting approximately 300 employees in various facilities, $16 million for asset writedowns, of which $5 million related to the loss on the sale of a consumer packaging plant in Europe, and $1 million for other restructuring-related costs. As of June 30, 2005, all of the affected employees had separated from the company.

Consumer and Office Products:

In connection with the company’s action to consolidate its Consumer and Office Products operations in North America and close several facilities, certain long-lived assets were determined to be impaired. Annual charges of $18 million were recorded to write down the affected assets to their estimated fair value under an asset held-for-use model. The company also recorded employee separation costs of $10 million related to approximately 700 employees associated with the facilities. Almost all of the affected employees had separated from the company at June 30, 2005. Additional charges of $15 million were recorded for lease termination and other closure-related costs.

An additional $1 million related to employee separation costs covering approximately 10 employees and $1 million for other restructuring-related costs associated with various other actions were recorded during the year. As of June 30, 2005, all of the affected employees had separated from the company.

All Other:

Corporate assets that were written down to their estimated fair value during the year resulted in annual charges of approximately $4 million. As part of the continuing review of the businesses and various restructuring activities, including the reorganization of corporate functions and other business units, the company recorded charges that included $10 million of employee separation benefits covering about 150 employees, and $2 million of other restructuring-related costs. Almost all of the employees have separated from the company as of June 30, 2005, and the remaining are expected to separate by the end of 2005. During 2004, the company also reversed charges of $2 million for employee separation benefits that had been previously recorded.

Additionally, a corporate asset was sold for a loss, resulting in a charge of $2 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first half of 2005:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$13	$6	$19
Current charges	6	6	12
Reversals	(1)	(1)	(2)
Payments	(13)	(5)	(18)

Balance of related accruals at June 30, 2005	$5	$6	$11

Cost Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$—	$—	$—
Current charges	2	—	2
Payments	(1)	—	(1)

Balance of related accruals at June 30, 2005	$1	$—	$1

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Restructuring and other charges: The company periodically records charges for the reduction of its workforce, the closure of manufacturing facilities and other actions related to business improvement, productivity and cost initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

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

In the second quarter and first half of 2005, the company recorded pension income before settlements and curtailments of approximately $17 million and $35 million, respectively, before taxes, and expects to record $67 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5%, and a discount rate of 5.5% for the bargained hourly retirement plan and the postretirement benefit plans and 5.75% for the other plans compared to 6.0% for MeadWestvaco in 2004.

At June 30, 2005, the asset value of each qualified plan exceeds each plan’s accumulated benefit obligation and the aggregate value of pension fund assets was approximately $3.3 billion and $3.4 billion at June 30, 2005, and December 31, 2004, respectively, reflecting overall equity market performance. As a result of the sale of the printing and writing papers business, approximately $300 million of pension assets, and related liabilities, for bargained hourly employees was transferred to the buyer in July 2005. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, with corresponding charges to intangible assets and other comprehensive income, is required to be recorded. While the company does not expect to record an additional minimum liability with regard to its domestic qualified pension plans, if asset values decline to levels below the accumulated benefit obligation, the company would be required to do so.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings expected from the company’s general and administrative cost reduction initiative; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There was no material change in the company’s exposure to market risk from December 31, 2004 to June 30, 2005. For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, contained in the company’s annual report on Form 10-K for the year ended December 31, 2004.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its “disclosure controls and procedures.” This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Because the material weakness identified as of December 31, 2004 cannot be completely tested for effectiveness until after December 31, 2005, based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures are not effective, as of June 30, 2005, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. During the first quarter, the company hired a new Vice President of Tax, and during this quarter has continued to expanded supervisory activities and monitoring techniques, and increased education and training of individuals involved in accounting and reporting for income taxes. Additionally, the company continues to enhance the reconciliation of income tax accounts.

In addition to the changes to internal controls mentioned above, there were changes made to internal controls over financial reporting related to the separation of the Papers business operations (“NewPage”) after the business was sold on April 30, 2005. Under the terms of the sale agreement, MeadWestvaco will continue to provide services to NewPage for a period of time. For the period from the date of the sale through July 31, 2005, the operations of NewPage are being recorded in separate accounts on the MeadWestvaco general ledger system, thus requiring additional control procedures to ensure that NewPage operations are properly excluded from MeadWestvaco operations.

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

The company monitors its disclosure controls and procedures and internal control over financial reporting and makes modifications as necessary; the company’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

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

The company’s evaluation of its internal control over financial reporting is conducted by its Internal Audit Department and by other personnel in its Finance organization. Among other matters, the company seeks in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s internal control over financial reporting, or whether the company had identified any acts of fraud involving management or other employees who have a significant role in the company’s internal control over financial reporting. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report material weaknesses in this Item of the Quarterly Report. An internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company’s annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A “material weakness” is a significant deficiency or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In 2004, the company and other potentially responsible parties (PRPs) reached a settlement and signed a Consent Decree with the U.S. EPA concerning the Tennessee Products (Chattanooga Creek) Superfund Site. Under the terms of the Consent Decree, which was approved by the U.S. District Court for the Eastern District of Tennessee at Chattanooga in May, 2005, the private PRPs, including MeadWestvaco, Southern Wood Piedmont Company and Reilly Industries, Inc., will implement final remedial action at the Site in accordance with the Record Decision adopted by the EPA. The remediation essentially consists of excavation and removal of contaminated sediment along a 1.5 mile stretch of the Chattanooga Creek, and is expected to begin in the summer of 2005 and be concluded by 2007. In addition, the PRPs, including MeadWestvaco, reimbursed the U.S. EPA for a portion of past costs incurred in connection with the Site. The settlement resolves all parties’ liabilities to the government with respect to the Site. For more information on these proceedings, refer to the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK REPURCHASES

(e)	In November of 2003, under Item 703 of Regulation S-K, the SEC adopted rules requiring disclosure of all repurchases of registered equity securities in the preceding fiscal quarter made by or on behalf of the issuer. This rule applies when an employee delivers back to the issuer, or a benefit plan of the issuer, shares of stock that have already been issued to the employee. For MeadWestvaco, stock option swaps fall under this rule. For the quarter ended June 30, 2005, there were no stock option swaps.

The common stock shares repurchased by the company during the quarter ended June 30, 2005 are as follows:

	(a) Total Number of Shares (or Units) Purchased (in millions)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in millions)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2005 – April 30, 2005	—	—	—	N/A
May 1, 2005 – May 31, 2005	—	—	—	N/A
June 1, 2005 – June 30, 2005	21.1	29.40	21.1	$ 80

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of MeadWestvaco Corporation was held on April 26, 2005.

(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2008, with the following results:

	FOR	WITHHELD
Michael E. Campbell	178,839,756	6,854,357
Dr. Thomas W. Cole, Jr.	181,392,887	4,301,226
Duane E. Collins	177,463,479	8,230,634
Susan J. Kropf	181,473,817	4,220,296
J. Lawrence Wilson	182,086,480	3,607,633

Directors whose terms of office continue: James G. Kaiser, Richard B. Kelson, John A. Krol, John A. Luke, Jr., Douglas S. Luke, Robert C. McCormack, Jane L. Warner.

(c)	The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm was ratified by a vote of 183,292,046 shares in favor, 1,366,927 shares in opposition and 1,035,140 shares in abstention.

(d)	The MeadWestvaco Corporation 2005 Performance Incentive Plan was approved by 140,742,578 shares in favor, 24,412,635 shares in opposition and 1,354,736 shares in abstention. There were 19,184,164 broker non-votes.

(e)	To consider a proposal from a stockholder recommending that our board of directors amend the governance documents (certificate of incorporation or bylaws) of the company to provide that director nominees shall be elected by the affirmative vote of the majority of the votes cast at an annual meeting of stockholders. Our stockholders voted against this proposal with 81,313,908 shares in favor, 82,949,405 votes against and 2,246,636 shares in abstention. There were 19,184,164 broker non-votes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6. EXHIBITS

(a)	Exhibits

(10.1)	MeadWestvaco Corporation 2005 Performance Incentive Plan (Filed as Annex D to the registrant’s definitive proxy statement filed March 23, 2005 and incorporated herein by reference.)

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

August 4, 2005

/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer

MeadWestvaco Corporation

World Headquarters

One High Ridge Park

Stamford, Connecticut 06905

www.meadwestvaco.com