Form 10-Q
period 2005-09-30
MEADWESTVACO CORP
filed 2005-11-07
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 1-31215

MeadWestvaco Corporation

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	31-1797999
(State of Incorporation)	(I.R.S. Employer Identification No.)

One High Ridge Park

Stamford, CT 06905

Telephone 203-461-7400

(Address and telephone number of principal executive offices)(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2005, the latest practicable date, there were 181,463,244 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Third Quarter Ended September 30		Three Quarters Ended September 30
	2005	2004	2005	2004
Net sales	$1,583	$1,569	$4,543	$4,439

Cost of sales	1,295	1,271	3,745	3,602
Selling, general and administrative expenses	199	198	567	581
Interest expense	52	52	158	153
Other (income) expense, net	(34)	(69)	1	(158)

Income from continuing operations before income taxes	71	117	72	261
Income tax provision	16	35	13	79

Income from continuing operations	55	82	59	182
Discontinued operations	—	23	(93)	(32)

Net income (loss)	$55	$105	$(34)	$150

Income (loss) per share - basic and diluted:
Income from continuing operations	$0.30	$0.40	$0.30	$0.90
Discontinued operations	—	0.12	(0.48)	(0.16)

Net income (loss)	$0.30	$0.52	$(0.18)	$0.74

Shares used to compute net income (loss) per share:
Basic	182.3	201.7	195.4	201.5
Diluted	183.3	203.6	196.5	202.9

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	September 30, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$468	$270
Short-term investments	—	5
Accounts receivable, net	785	845
Inventories	792	735
Other current assets	126	170
Current assets of discontinued operations	—	537

Current assets	2,171	2,562

Property, plant, equipment and forestlands, net	4,528	4,688

Prepaid pension asset	976	1,040
Goodwill	562	557
Other assets	847	834
Non-current assets of discontinued operations	—	2,000

	$9,084	$11,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$378	$432
Accrued expenses	744	819
Notes payable and current maturities of long-term debt	184	234
Current liabilities of discontinued operations	—	266

Current liabilities	1,306	1,751

Long-term debt	2,420	3,282
Other long-term obligations	722	681
Deferred income taxes	1,149	1,505
Long-term debt of discontinued operations	—	145

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000; shares issued: 181,463,244 (2004 – 203,930,342)	2	2
Additional paid-in capital	3,286	3,952
Retained earnings	223	394
Accumulated other comprehensive loss	(24)	(31)

	3,487	4,317

	$9,084	$11,681

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Quarters Ended September 30
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(34)	$150
Discontinued operations	93	32
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	369	364
Deferred income taxes	(24)	47
Loss on early retirement of long-term debt	91	—
Gain on sales of assets	(56)	(142)
Pension income before settlements and curtailments	(51)	(65)
Impairment of other long-lived assets	10	27
Changes in working capital, excluding the effects of acquisitions and dispositions	(262)	(58)
Other, net	9	(5)

Net cash provided by operating activities of continuing operations	145	350
Net cash provided by (used in) discontinued operations	(78)	212

Net cash provided by operating activities	67	562

Cash flows from investing activities:
Capital expenditures	(201)	(189)
Payments for acquired businesses, net of cash acquired	—	(96)
Proceeds from sales of assets	88	248
Purchase of short-term investments	—	(332)
Sale of short-term investments	5	103
Proceeds from sale of business, net of transaction costs	2,186	—
Discontinued operations	2	(37)
Other, net	—	(4)

Net cash provided by (used in) investing activities	2,080	(307)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1	3
Repayment of long-term debt, including debt retirement costs	(954)	(95)
Discontinued operations – repayment of long-term debt	(163)	(6)
Common stock repurchases	(702)	—
Notes payable, net	(26)	(5)
Proceeds from issuance of common stock and exercises of stock options	34	33
Changes in book overdrafts	(3)	22
Dividends paid	(136)	(139)

Net cash used in financing activities	(1,949)	(187)

Effect of exchange rate changes on cash	—	2

Increase in cash and cash equivalents	198	70

Cash and cash equivalents:
At beginning of period	270	215

At end of period	$468	$285

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

Certain prior period amounts have been reclassified in these financial statements to conform to the 2005 financial statement presentation. Those reclassifications include presentation of discontinued operations for the printing and writing papers business, sold in April of 2005. Refer to Note 12 for further detail.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In millions, except per share data	Third Quarter Ended September 30		Three Quarters Ended September 30
	2005	2004	2005	2004
Net income (loss) –
As reported	$55	$105	$(34)	$150
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	2	1	4	1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(3)	(3)	(9)	(6)

Pro forma net income (loss)	$54	$103	$(39)	$145

Income (loss) per share - basic and diluted
As reported	$0.30	$0.52	$(0.18)	$0.74
Pro forma	0.29	0.51	(0.21)	0.71

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123-revised (SFAS 123R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS 123R are effective for annual reporting periods beginning after June 15, 2005. The company is in the process of analyzing the impact of SFAS 123R on the company’s consolidated financial statements for 2006.

Recently issued accounting standards

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (FIN 47). This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and/or through the normal operation of the asset. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The company is in the process of analyzing the impact this interpretation will have on the company’s consolidated financial statements.

In June 2005, the FASB issued FSP FAS No. 143-1, Accounting for Electronic Equipment Waste Obligations, which addresses the accounting for obligations associated with Directive 2002/96/ EC, Waste Electrical and Electronic Equipment (the “Directive”), which was adopted by the European Union. FSP FAS No. 143-1 provides guidance on how to account for historical waste, waste associated with products placed on the market on or before August 13, 2005. FSP FAS No. 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of the adoption of the law by the applicable European Union member country. The adoption of FSP FAS No. 143-1 did not have a significant impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In July of 2005, the FASB issued a proposed interpretation of FAS 109, Accounting for Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. The interpretation, which is not yet finalized, would be effective in the first quarter of 2006, and any adjustments required to be recorded as a result of adopting the interpretation would be reflected as a cumulative effect from a change in accounting principle. The company is in the process of analyzing the impact this proposed interpretation will have on the company’s consolidated financial statements.

On October 22, 2004, President Bush signed the “ American Jobs Creation Act of 2004” or the Act. On December 21, 2004, the FASB issued two FASB Staff Positions, or FSPs regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (“FSP 109-1”) and (2) the one-time tax benefit for the repatriation of foreign earnings (“FSP 109-2”). The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.

FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the Act should be accounted for as a special deduction in accordance with FAS 109. The adoption of FSP 109-1 did not have a significant impact on the company’s consolidated financial statements.

FSP 109-2, provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings. The Act provides for a temporary 85 percent dividends received deduction on certain foreign earnings repatriated in 2004 or 2005. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan. Certain other criteria in the Act must be satisfied as well. The company has studied the provisions of the Act related to the repatriation of earnings and does not expect, as of September 30, 2005, to repatriate any earnings, although the company could decide to use the provision in the future.

2. Restructuring

Quarter ended September 30, 2005

In connection with the new cost initiative started earlier this year, during the quarter ended September 30, 2005, MeadWestvaco recorded pretax restructuring charges of $10 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $8 million was recorded within cost of sales and approximately $2 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the third quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe, including the announced shutdown of a converting plant in the U.S. These actions resulted in a pretax charge of $8 million, which included asset writedowns of $4 million, other restructuring-related costs of $1 million and employee benefit costs of $3 million, covering approximately 150 employees. The majority of the affected employees will separate by the end of 2005.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consumer and Office Products:

The company’s Consumer and Office Products segment also had various restructuring activities in its manufacturing operations in North America. These actions resulted in a pretax charge of $1 million for closure-related costs.

All Other:

During the quarter, the company recorded additional charges of approximately $1 million related to employee separation costs covering approximately 25 employees and other closure-related costs. The majority of the affected employees will be separated by the end of 2005.

The following table summarizes these net charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$5	$3	$8
Consumer and Office Products	1	—	1
All other	—	1	1

	$6	$4	$10

Three quarters ended September 30, 2005

During the three quarters ended September 30, 2005, MeadWestvaco recorded pretax net restructuring charges of $22 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $15 million was recorded within cost of sales and approximately $7 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the $8 million of actions taken in the third quarter noted above, in the first half of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $5 million, related primarily to employee benefit costs covering approximately 75 employees. As of September 30, 2005, more than half of the affected employees had separated from the company. The remaining employees will be separated by the end of 2005.

Consumer and Office Products:

In addition to the $1 million of actions taken in the third quarter noted above, in the first half of 2005, the company recorded charges of $2 million for asset writedowns and $4 million for other closure-related costs incurred in connection with the company’s consolidation of its Consumer and Office Products operations in North America that began in 2004. Additionally during the first half, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

In addition to the $1 million of actions taken in the third quarter noted above, during the first half of 2005, the company also recorded charges of approximately $3 million related to employee separation costs covering approximately 40 employees. As of September 30, 2005, almost all of these employees had separated from the company, and the remaining employees will be separated by the end of 2005.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$5	$8	$13
Consumer and Office Products	7	—	7
All other	—	4	4

	$12	$12	$24

Gain on sale of Consumer and Office Products assets previously written-down	$(2)		$(2)

Prior year

For the quarter and three quarters ended September 30, 2004, MeadWestvaco recorded total pretax restructuring charges of $48 million and $64 million, respectively. Of these amounts, $47 million and $1 million were recorded within cost of sales and selling, general and administrative expenses in the third quarter of 2004. In the first three quarters of 2004, $61 million and $3 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs, assets writedowns and other costs for Packaging, Consumer and Office Products, and Corporate and other of $25 million, $33 million and $6 million, respectively. For the year ended December 31, 2004, MeadWestvaco recorded total pretax restructuring charges of $100 million. Approximately $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts were reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2004, the company incurred annual charges of $11 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a domestic packaging systems plant. The charges included employee separation costs of $2 million related to approximately 140 employees. All of these employees had separated from the company as of September 30, 2005. The remaining $9 million included $5 million of asset writedowns and $4 million of other closure-related costs.

Additionally, the company recorded annual charges of $28 million for asset writedowns, employee separation costs and other restructuring-related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $11 million for employee separation costs affecting approximately 300 employees in various facilities, $16 million for asset writedowns, of which $5 million related to the loss on the sale of a consumer packaging plant in Europe, and $1 million for other restructuring-related costs. As of September 30, 2005, all of the affected employees had separated from the company.

Consumer and Office Products:

In connection with the company’s action to consolidate its Consumer and Office Products operations in North America and close several facilities, certain long-lived assets were determined to be impaired. Annual charges of $18 million were recorded to write down the affected assets to their estimated fair value under an asset held-for-use model. The company also recorded employee separation costs of $10 million related to approximately 700 employees associated with the facilities. Almost all of the affected employees had separated from the company as of September 30, 2005. Additional charges of $15 million were recorded for lease termination and other closure-related costs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

An additional $1 million related to employee separation costs covering approximately 10 employees and $1 million for other restructuring-related costs associated with various other actions were recorded during the year. As of September 30, 2005, all of the affected employees had separated from the company.

All Other:

Corporate assets that were written down to their estimated fair value during the year resulted in annual charges of approximately $4 million. As part of the continuing review of the businesses and various restructuring activities, including the reorganization of corporate functions and other business units, the company recorded charges that included $10 million of employee separation benefits covering about 150 employees, and $2 million of other restructuring-related costs. All of the employees have separated from the company as of September 30, 2005. During 2004, the company also reversed charges of $2 million for employee separation benefits that had been previously recorded.

Additionally, a corporate asset was sold for a loss, resulting in a charge of $2 million.

Summary of changes in restructuring plan accruals

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first three quarters of 2005:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$13	$6	$19
Current charges	6	6	12
Change in estimate	(1)	(1)	(2)
Payments	(14)	(8)	(22)

Balance of related accruals at September 30, 2005	$4	$3	$7

Cost Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$—	$—	$—
Current charges	7	1	8
Payments	(4)	—	(4)

Balance of related accruals at September 30, 2005	$3	$1	$4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Inventories and Property, Plant and Equipment

In millions	September 30, 2005	December 31, 2004
Raw materials	$190	$172
Production materials, stores and supplies	101	95
Finished and in process goods	501	468

	$792	$735

Property, plant and equipment is net of accumulated depreciation of $3,129 million and $2,964 million at September 30, 2005 and December 31, 2004, respectively.

4. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

The following table summarizes intangible assets for continuing operations subject to amortization included in other assets:

In millions	September 30, 2005		December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$207	$36	$207	$31
Customer contracts and lists	103	30	100	23
Patents	40	20	41	16
Other – primarily licensing rights	24	9	22	6

	$374	$95	$370	$76

The company recorded amortization expense of $8 million for both the quarters ended September 30, 2005 and 2004. For the first three quarters of 2005 and 2004, amortization expense was $25 million and $22 million, respectively.

Based on the current carrying value of intangible assets subject to amortization, the estimated amortization expense for 2005 and each of the succeeding five years is as follows: 2005 - $32 million; 2006 - $31 million; 2007 - $29 million; 2008 - $25 million; 2009 - $24 million; and 2010 - $21 million. Should acquisitions and dispositions occur in the future, these amounts may vary.

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

(Unaudited)

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

On December 8, 2003, President Bush signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The Act expands Medicare primarily by adding a prescription drug benefit for Medicare-eligible individuals beginning in 2006. The impact of the legislation was a reduction in the company’s 2004 postretirement benefit obligation of $7 million and an expected reduction in its 2005 postretirement benefit cost of $1 million.

The components of net periodic benefits cost (income) from continuing operations for each of the periods presented are as follows:

Third Quarter Ended September 30

In millions	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$14	$10	$1	$1
Interest cost on projected benefit obligation	34	33	2	3
Expected return on plan assets	(65)	(67)	—	—
Amortization of prior service cost	1	2	—	—
Amortization of net loss	—	—	—	2

Net periodic benefit cost (income) before settlements and curtailments	$(16)	$(22)	$3	$6

Three Quarters Ended September 30

In millions	Pension benefits		Postretirement benefits
	2005	2004	2005	2004
Service cost - benefits earned during the period	$40	$34	$3	$5
Interest cost on projected benefit obligation	102	101	7	9
Expected return on plan assets	(200)	(205)	—	—
Amortization of prior service cost	5	6	(1)	(2)
Amortization of net (gain) loss	2	(1)	1	6

Net periodic benefit cost (income) before settlements and curtailments	$(51)	$(65)	$10	$18

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans for the three quarters ended September 30, 2005 and 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The company expects to pay about $20 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2005. During the quarter and three quarters ended September 30, 2005, about $5 million and $15 million were paid, respectively. The company presently anticipates paying an additional $5 million during the remainder of 2005.

Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits

In accordance with the provisions of SFAS 88 and 106, the company recorded a settlement loss in the bargained hourly retirement plan of approximately $111 million, in addition to a curtailment gain in the postretirement benefit plan of approximately $29 million, both relating to the sale of the printing and writing papers business during the second quarter of 2005. Plan assets, and related liabilities, of about $300 million were transferred in July of 2005 as part of the sale and the remaining bargained hourly retirement plan assets and liabilities retained by the company were remeasured using a discount rate of 5.5%, as was the postretirement benefits plan.

An additional settlement loss of approximately $6 million was recorded in conjunction with lump sum retirement benefit payments made during the three quarters ended September 30, 2005. The company also recorded a charge of approximately $3 million associated with special termination benefits payable to participants of an early retirement program at one of its business units.

Currently, MeadWestvaco sets its discount rate by referencing the Moody’s Aa corporate bond rate on the plans’ measurement date which is December 31. The company believes the duration of its pension and OPEB liabilities approximates that of the Moody’s index.

6. Income (Loss) Per Common Share

Basic income (loss) per share for all periods presented has been calculated using the weighted average shares outstanding. In computing diluted income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the quarter ended September 30, 2005 and 2004, 12.3 million and 5.2 million options, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share. Similarly, for the three quarters ended September 30, 2005 and 2004, 6.2 million and 12.2 million options, respectively, were excluded from the calculation of weighted average shares. The number of shares used to calculate income (loss) per share as of September 30, 2004 has been presented in accordance with FAS 128, Earnings per Share, when presenting income (loss) from operations.

7. Segment Information

The company’s principal business segments are (1) Packaging, (2) Consumer and Office Products, and (3) Specialty Chemicals.

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard, linerboard and saturating kraft, and packaging for consumer products in the media, beverage and dairy, cosmetics, tobacco, pharmaceuticals, and healthcare markets. In addition, the Packaging segment designs and produces multipack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Europe, Brazil and Japan. These products are sold primarily in North America, Europe, Brazil and Asia.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America, Asia and Brazil.

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

Third Quarter Ended September 30, 2005

In millions	Sales
	Trade	Inter- segment	Total	Segment profit (loss)
Packaging	$1,123	$2	$1,125	$84
Consumer and Office Products	317	—	317	44
Specialty Chemicals	99	7	106	15
Corporate and other	44	8	52	(72)

Total	1,583	17	1,600	71
Intersegment eliminations	—	(17)	(17)	—

Consolidated totals	$1,583	$—	$1,583	$71

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Third Quarter Ended September 30, 2004

In millions	Sales
	Trade	Inter- segment	Total	Segment profit (loss)
Packaging	$1,109	$1	$1,110	$135
Consumer and Office Products	315	—	315	39
Specialty Chemicals	99	6	105	16
Corporate and other	46	6	52	(73)

Total	1,569	13	1,582	117
Intersegment eliminations	—	(13)	(13)	—

Consolidated totals	$1,569	$—	$1,569	$117

Three Quarters Ended September 30, 2005

In millions	Sales
	Trade	Inter- segment	Total	Segment profit (loss)
Packaging	$3,316	$6	$3,322	$259
Consumer and Office Products	797	—	797	71
Specialty Chemicals	296	22	318	33
Corporate and other	134	23	157	(291)

Total	4,543	51	4,594	72
Intersegment eliminations	—	(51)	(51)	—

Consolidated totals	$4,543	$—	$4,543	$72

Three Quarters Ended September 30, 2004

In millions	Sales
	Trade	Inter- segment	Total	Segment profit (loss)
Packaging	$3,226	$5	$3,231	$313
Consumer and Office Products	787	—	787	87
Specialty Chemicals	286	15	301	46
Corporate and other	140	19	159	(185)

Total	4,439	39	4,478	261
Intersegment eliminations	—	(39)	(39)	—

Consolidated totals	$4,439	$—	$4,439	$261

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the third quarter ended September 30, 2005 and 2004, was income of $59 million and $119 million, respectively. Comprehensive income (loss) for the three quarters ended September 30, 2005 and 2004, was a loss of $27 million and income of $136 million, respectively. The difference between net income (loss) and comprehensive income (loss) for the third quarter and three quarters ended September 30, 2005 and 2004 primarily relates to the impact of foreign currency translations, net unrealized gains on derivatives utilized in the company’s hedging activities and net unrealized losses on an available-for-sale security.

In millions	Third Quarter Ended September 30		Three Quarters Ended September 30
	2005	2004	2005	2004
Foreign currency translation	$17	$15	$15	$(15)
Unrealized gain (loss) on derivative instruments, net	(1)	(1)	4	1
Unrealized gain (loss) on available-for-sale securities, net	(12)	—	(12)	—

	$4	$14	$7	$(14)

The unrealized loss on the available-for-sale security noted above is related to one security, the payable-in-kind (PIK) note that the company received as part of the consideration from the sale of the printing and writing papers business (now called “NewPage Corporation”), which occurred earlier in the year. Refer to Note 12 for a discussion of the sale. Management concluded that the decline in the value of the PIK note at September 30, 2005, is not “other-than-temporary.” This conclusion was based upon a number of factors including: the credit rating of NewPage is unchanged; much of the value decline occurred during September of 2005 and is related to a substantial new supply of high yield bonds primarily in September, the negative effect of the recent hurricanes and hedge fund activity shorting the high yield market; there is no evidence of a deteriorating NewPage financial condition and relative to NewPage’s peers; there are no changes in the economic and technological environment in which NewPage operates; and MeadWestvaco has the ability to hold the PIK note until its scheduled maturity in 2013. At each successive quarter, management will review all available evidence to determine whether or not the decline in fair value, which may or may not exist at that date, is other-than-temporary.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state, local or foreign authorities that it may be liable under federal environmental laws or under applicable state, local or foreign laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites that may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2005, MeadWestvaco has recorded liabilities of approximately $26 million for estimated potential cleanup costs based upon its close

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $26 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of October 31, 2005, there were approximately 200 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2005, the company has litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

10. Other (Income) Expense, net

In millions	Third Quarter Ended September 30		Three Quarters Ended September 30
	2005	2004	2005	2004
Gains on sales of forestland	$(15)	$(64)	$(56)	$(149)
Investment income	(10)	(3)	(24)	(7)
Loss on the extinguishment of debt	1	1	91	1
Foreign currency transaction (gains) losses	1	(4)	5	(2)
Transition services income	(10)	—	(17)	—
Other, net	(1)	1	2	(1)

Other (income) expense, net	$(34)	$(69)	$1	$(158)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the quarter ended September 30, 2005, income of $10 million was recorded from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement. In the three quarters ended September 30, 2005, charges of $91 million for debt retirement, and income of $17 million for services provided to NewPage Corporation were included in Other (income) expense, net.

11. Shareholders’ Equity

Pursuant to the company’s Annual and Long-Term Incentive Plan and the MeadWestvaco Corporation Restricted Stock Plan, the company granted approximately 280,000 shares of performance-based restricted common stock to certain key executives in February of 2005. These shares have been accounted for under the guidance of APB No. 25, Accounting for Stock Issued to Employees and FIN No. 44, Accounting for Certain Transactions involving Stock Compensation. The total compensation expense is being recorded over the shares’ three-year vesting period. Under the plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital, revenue from new products, total procurement savings and reduction in selling, general and administrative expenses.

During the second quarter, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. During the third quarter and three quarters ended September 30, 2005, approximately $80 million and $700 million, respectively, of the proceeds were used to repurchase a total of 23.9 million, or 12%, of the company’s outstanding common shares. The repurchased shares, upon retirement, were recorded as a reduction of common stock and additional paid-in capital pursuant to the regulations of the state of Delaware, the state of incorporation, and the approval by the board of directors.

12. Sale of Papers Business

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. In the quarter ended March 31, 2005, the company began reporting the papers business as a discontinued operation. Prior periods have been presented on a comparable basis.

Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments), and $100 million in aggregate principal amount of senior unsecured payable-in-kind (PIK) promissory notes of a subsidiary of the purchaser. Refer to Note 8 for a discussion of the unrealized loss on the PIK notes at September 30, 2005. These debt securities are floating rate notes that bear interest at a rate of six-month LIBOR, at the interest reset date, plus 700 basis points (10.38% at September 30, 2005), which interest shall be payable-in-kind until November 1, 2013, and shall compound semi-annually. The PIK notes are classified as available-for-sale securities, and must be repaid to the company by the purchaser before there are any distributions made to the equity holders of the purchaser.

In connection with the sale, the company incurred a pretax accounting loss of approximately $916 million ($687 million after tax), of which $710 million ($548 million after tax) was recorded in the fourth quarter of 2004. The remaining $206 million ($139 million after tax) in charges was recorded in the first half of 2005.

The company recorded a loss from discontinued operations, net of income taxes, of $93 million, or $0.48 per

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

share, for the three quarters ended September 30, 2005 compared to a loss of $32 million, or $0.16 per share for the three quarters ended September 30, 2004. Included in discontinued operations is interest expense directly attributable to the papers business and an allocation of general interest expense pursuant to the guidance under EITF 87-24: Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the printing and writing papers business were classified as held-for-sale and were not depreciated or amortized in 2005 while classified as held-for-sale. Included in discontinued operations for 2005 was the benefit of a LIFO decrement of about $30 million. In connection with the sale of the printing and writing papers business, the company provided certain guarantees and indemnities to the buyer and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which did not result in a material impact on the company’s consolidated financial statements.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three quarters ended September 30, 2005 and 2004. For the three quarters ended September 30, 2005, there are only four months of operations included, as the business was sold April 30, 2005. No discontinued operations were recorded in the quarter ended September 30, 2005. Included in other (income) expense, net, below is $206 million recorded on the loss on the sale of the business.

In millions, except per share amounts	Three quarters ended September 30
	2005	2004
Net sales	$712	$1,636

Cost of sales	611	1,594
Selling, general and administrative expenses	26	61
Interest expense	20	53
Other (income) expense, net	203	(18)

Loss before income taxes	(148)	(54)
Income tax benefit	(55)	(22)

Net loss	$(93)	$(32)

Net loss per share	$(0.48)	$(0.16)

13. Long-Term Debt

As disclosed in Note 12 to the company’s consolidated financial statements, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. Approximately $1.1 billion of the cash proceeds from the sale were used to repay approximately $1 billion of debt, and $0.1 billion of debt retirement fees, in the second quarter of 2005. The following table summarizes the company’s debt at September 30, 2005 and December 31, 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In millions	September 30 2005	December 31 2004
Notes, rates from 2.75% to 8.40%, due 2005-2012	$856	$1,343
Debentures, rates from 6.80% to 9.75%, due 2017-2047	1,227	1,552
Sinking Fund Debentures, rates from 7.5% to 7.65%, due 2008-2027	299	299
Medium-term notes	6	6
Pollution Control Revenue Bonds:
Rates from 5.9%-9.6%, due 2005-2026	6	16
Industrial Revenue Bonds:
Rates from 5.88%-7.67%, due 2018-2027	80	205
Floating rate, due 2009	—	17
Other bank term loans	58	58
Capital lease obligations	58	110
Notes payable and other	14	55

	2,604	3,661
Less: amounts due within one year	(184)	(234)
Less: long-term debt of discontinued operations	—	(145)

Long-term debt	$2,420	$3,282

Outstanding debt maturing for the remainder of 2005 is $184 million and in the next five years is (in millions): 2006 - $5; 2007 - $2; 2008 - $16; 2009 - $66; and 2010 - $15.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the third quarter ended September 30, 2005, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported income from continuing operations of $55 million, or $0.30 per share, compared to last year’s income from continuing operations of $82 million, or $0.40 per share. The company recorded net income of $55 million, or $0.30 per share, for the third quarter ended September 30, 2005, compared to last year’s net income of $105 million, or $0.52 per share. The net income for the quarter included an after-tax impact from hurricane effects of $13 million, or $0.07 per share, after-tax charges for restructuring of $7 million, or $0.04 per share, and after-tax gains of $10 million, or $0.05 per share, on the sale of nonstrategic forestland. Comparable net income amounts for the third quarter of 2004 were after-tax income from discontinued operations of $23 million, or $0.12 per share, after-tax gains on the sale of nonstrategic forestland of $40 million, or $0.19 per share, and after-tax restructuring charges of $33 million, or $0.16 per share.

Income from continuing operations for the three quarters ended September 30, 2005 was $59 million, or $0.30 per share, compared to last year’s income from continuing operations of $182 million, or $0.90 per share. The company recorded a net loss of $34 million, or $0.18 per share, for the three quarters ended September 30, 2005, compared to last year’s net income of $150 million, or $0.74 per share. The net loss for 2005 included an after-tax loss from discontinued operations of $93 million, or $0.48 per share, after-tax charges for debt retirement of $56 million, or $0.29 per share, after-tax charges for restructuring of $16 million, or $0.08 per share, and after-tax gains of $35 million, or $0.18 per share, on the sale of nonstrategic forestland. Comparable amounts for the three quarters ended September 30, 2004, were an after-tax loss from discontinued operations of $32 million, or $0.16 per share, after-tax gains of $92 million, or $0.46 per share, on the sale of nonstrategic forestland, and after-tax charges for restructuring of $43 million, or $0.21 per share.

During the quarter, the company experienced modest revenue increases from higher selling prices and improved product mix in most of its businesses which were offset by weaker overall demand for many of the company’s products compared to the robust demand in the same period in 2004. The Packaging segment had higher sales, although revenue in the mill-based businesses declined slightly compared to the prior year primarily due to a decline in shipments of bleached paperboard during the quarter. The segment benefited from improvement year-over-year in tobacco and cosmetic packaging in Europe; however, demand was weaker than last year for beverage packaging. Segment profits were impacted positively by the effects of higher selling prices for bleached paperboard and improved volume and mix in tobacco and cosmetic packaging in Europe; however, these positive impacts were more than offset by the impact of weather-related production interruptions following the hurricanes, market-related downtime taken early in the quarter in the mill-based businesses, higher costs for raw materials and energy in all of the businesses and softness in beverage packaging compared to the third quarter of 2004. During the third quarter, as a result of the hurricanes, the company lost seven to ten days production at the bleached paperboard mill in Evadale, Texas, the converting operation in Silsbee, Texas, and the specialty chemical plant in DeRidder, Louisiana. These facilities also suffered some equipment and property damage related to the hurricanes.

The Consumer and Office Products business had slightly increased revenues in the third quarter compared to last year, with lower revenues in its U.S. markets due to continued pressure from low-priced imported paper products and consolidation of commodity product lines offset by increased sales in Canada and Brazil. The segment’s 13% increase in operating profit was also driven by the added contribution from the Canadian business, the Brazilian school and office products business which was acquired in the third quarter of 2004, and costs savings from facility consolidations made in 2004. These positive impacts were partially offset by higher costs for raw materials, primarily uncoated paper. The Specialty Chemicals segment experienced higher selling prices and strong demand

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

in several markets, but those positive effects were offset by lower volumes for some activated carbon products and printing ink resins, hurricane-related disruptions at one facility, and higher raw materials and energy costs. All of the segments continued to face cost increases in raw materials and energy. The company also completed its share repurchase plan using proceeds from the second quarter sale of its printing and writing papers business.

As previously announced the company began its cost initiative which initially focuses on reductions in general and administrative costs, streamlining its warehousing and logistics network and reducing its real estate footprint. Through this new initiative, the company intends to become a more nimble, market-driven company and expects to reduce its overall cost structure by between $175 million to $200 million, pre-tax and before inflation, on a run rate basis by the end of 2007.

RESULTS OF OPERATIONS

Presented below are results for the third quarter and three quarters ended September 30, 2005 and 2004 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	Third quarter ended September 30		Three quarters ended September 30
	2005	2004	2005	2004
Sales	$1,583	$1,569	$4,543	$4,439
Cost of sales	1,295	1,271	3,745	3,602
Selling, general and administrative expense	199	198	567	581
Interest expense	52	52	158	153
Other (income) expense, net	(34)	(69)	1	(158)

	71	117	72	261
Income tax provision (benefit)	16	35	13	79

Income from continuing operations	55	82	59	182
Discontinued operations	—	23	(93)	(32)

Net income (loss)	$55	$105	$(34)	$150

Sales for the quarter ended September 30, 2005 were $1.58 billion compared to sales of $1.57 billion for the prior year, an increase of about 1 percent. Sales for the three quarters ended September 30, 2005 were $4.54 billion compared to sales of $4.44 billion for the three quarters ended September 30, 2004, an increase of about 2 percent. Increased sales were primarily the result of higher selling prices and improved product mix in many of the company’s businesses, and modest improvement in demand in several of the consumer packaging markets in Europe, compared to last year. Sales were also higher for the Consumer & Office Products segment, primarily in Canada and Brazil, offset in the U.S. by low-priced import products. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended September 30, 2005 was $1.30 billion compared to $1.27 billion for the same quarter of last year. Cost of sales for the three quarters ended September 30, 2005 was $3.75 billion compared to $3.60 billion for the three quarters ended September 30, 2004. The company’s gross margin rate decreased in the third quarter compared to the same period last year. Included in cost of sales were restructuring charges of $8 million versus restructuring charges of $47 million for the same quarter last year. Actions taken to reduce costs and enhance volume and mix were more than offset by higher costs for raw materials, energy, freight, the impact of the hurricanes, and downtime.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the third quarter of 2005, the company took 19,000 tons of market-related downtime for bleached paperboard compared to none taken in the third quarter of 2004, reducing profit by approximately $5 million. The company also had lost bleached paperboard production as a result of the hurricane of approximately 21,000 tons, reducing profit by approximately $5 million. For the three quarters ended September 30, 2005, the company took 79,000 tons of market-related downtime for bleached paperboard compared to 14,000 tons taken in the three quarters ended September 30, 2004, impacting profits by approximately $20 million and $3 million, respectively. The company also took 12,000 tons of market-related downtime in the third quarter of 2005 for unbleached uncoated paperboard, reducing profit by $2 million, and 3,000 tons of market-related downtime for specialty paper, reducing profit by $2 million. No market-related downtime was taken in the third quarter of 2004 for unbleached paperboard and specialty paper. The effects of market-related downtime are reflected in cost of goods sold.

Selling, general and administrative expenses of $199 million recorded in the third quarter of 2005 were about even with the $198 million reported in the third quarter of 2004. Selling, general and administrative expenses were $567 million in the three quarters ended September 30, 2005 compared to $581 million reported in the three quarters ended September 30, 2004. Included in selling, general and administrative costs for the third quarter of 2005 are increased costs associated with the Tilibra business, which was acquired late in the third quarter of last year. Additionally, beginning in 2005, certain costs are now classified as cost of sales, which in prior years were included in selling, general and administrative for the consumer packaging group. Included in selling, general and administrative expenses were restructuring charges of $2 million, versus $1 million of charges recorded in selling, general and administrative expenses for the same period last year.

Pension income before settlements and curtailments was $16 million and $22 million for the third quarters of 2005 and 2004, respectively. Pension income before settlements and curtailments was $51 million and $65 million for the three quarters ended September 30, 2005 and 2004, respectively. Pension income is reported in Corporate and other for segment reporting purposes.

Other (income) expense, net, was income of $34 million in the third quarter of 2005 compared to income of $69 million in the third quarter of 2004. The decrease in the current quarter is primarily the result of lower gains on the sales of forestland compared to the prior year. Gains on the sales of forestland were $15 million before taxes in the third quarter of 2005 compared to gains of $64 million before taxes in the third quarter of 2004. Also included in the quarter ended September 30, 2005, was income of $10 million from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement. Other (income) expense netted to expense of $1 million in the three quarters ended September 30, 2005 compared to income of $158 million in the three quarters ended September 30, 2004. Debt retirement charges in the three quarters ended September 30, 2005 were $91 million, compared to $1 million in the same period last year. Gains on the sales of forestland were $56 million before taxes in the three quarters ended September 30, 2005, compared to gains of $149 million before taxes in the same period of 2004. For the three quarters ended September 30, 2005, transition services income from NewPage was $17 million.

The decrease in the tax rate for the quarter ended September 30, 2005 compared to the prior year, reflects a higher proportion of income in jurisdictions with lower tax rates. For the full year, the annual tax rate is estimated to be approximately 19% compared to 31% for 2004, also due to a higher proportion of income in jurisdictions with lower tax rates.

The company had no activity related to discontinued operations in the third quarter of 2005, compared to income of $23 million in the same period last year. Results from discontinued operations (net of taxes) were a loss of $93

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

million in the three quarters ended September 30, 2005, compared to a loss of $32 million in the same period last year. Refer to Note 12 for further discussion on the sale of the papers business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other.

Packaging Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2005	2004	2005	2004
Sales	$1,125	$1,110	$3,322	$3,231
Segment profit[1]	84	135	259	313

[1]	Segment profit measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, Coated Natural Kraft TM paperboard (CNK®), linerboard and other grades of kraft paperboard, as well as converted packaging for consumer products in markets for media, beverage, dairy, cosmetics, tobacco, pharmaceuticals, and healthcare. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Europe, Brazil and Japan. These products are sold primarily in North America, Europe, Brazil and Asia.

Sales in the Packaging segment increased slightly to $1.13 billion in the third quarter of 2005 compared to sales of $1.11 billion in the third quarter last year. Higher third quarter sales were due in part to the realization of higher selling prices in many of the paperboard grades, offset by decreased volume for bleached paperboard compared to the strong levels for the same period last year as a result of hurricane-related production interruptions and some weaker demand. Shipments of bleached paperboard were 412,000 tons in the third quarter of 2005 compared to 467,000 tons in 2004. The reduction in shipments included market downtime in the quarter of 19,000 tons and lost production as a result of the hurricane of approximately 21,000 tons. Shipments of CNK of 264,000 tons, in the third quarter of 2005, were at the same levels as the prior year. Linerboard shipments increased from 95,000 tons in the third quarter of 2004 to 107,000 tons in the third quarter of 2005. Bleached paperboard prices increased about 5% over the prior year, CNK prices increased about 3% and linerboard prices decreased about 15%. The company’s Brazilian packaging operation, Rigesa, had improved results on higher shipment volume and price, mix improvement, favorable currency exchange rates and cost reductions. In the segment’s consumer packaging businesses, sales increased modestly year-over-year, led by growth in the markets for cosmetics and tobacco packaging in Central and Eastern Europe. Markets for beverage packaging in North America and Europe continued to be soft, with increasing price pressures in Europe and Asia. In media packaging, there was growth in special packaging; however, overall sales of media packaging declined from the very strong levels of last year, primarily as a result of fewer significant title releases by customers.

Operating profit for the third quarter of 2005 decreased to $84 million compared to the prior year of $135 million. In the mill-based businesses, operating profits declined primarily because of the hurricane impact and higher costs for raw materials and freight. Operating profit for the consumer packaging businesses declined due to softness in some markets and higher raw material costs. In Europe, improved volume and mix in tobacco and cosmetic packaging had a positive impact on segment earnings, while earnings for media, U.S. cosmetics and healthcare, and beverage packaging were down from the strong third quarter of 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Year-over-year for the quarter, increased prices paid and costs for raw material, energy and freight of $58 million (which include the impact of the hurricanes), and market-related downtime of $7 million adversely affected segment earnings. Earnings benefited by $12 million from price increases and mix improvement.

For the three quarters ended September 30, 2005, sales for this segment increased to $3.3 billion from $3.2 billion in the three quarters ended September 30, 2004, for similar reasons as noted above for the quarter. Operating profit for the Packaging segment for the three quarters ended September 30, 2005 was $259 million compared to $313 million in the prior year. Year-over-year for the three quarters, increased prices paid and costs for raw material, energy and freight of $94 million (which include the impact of the hurricanes), market downtime of $21 million, and volume decreases of $10 million adversely affected segment earnings; offset by $71 million of price increases and mix improvements.

Consumer and Office Products Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2005	2004	2005	2004
Sales	$317	$315	$797	$787
Segment profit[1]	44	39	71	87

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

Sales revenue in the third quarter of 2005 increased slightly from the same period last year. An increase in sales in Canada and Brazil offset a reduction in revenues resulting from the consolidation of commodity product lines and continued price pressure from low-priced imported paper products in U.S. markets. Segment operating profits increased 13% from the prior year reflecting the added contribution from the Brazilian school and office products business acquired in the third quarter last year, improved sales volume in Canada and actions taken last year to consolidate facilities. These improvements were partially offset by higher costs for uncoated paper. The segment’s back-to-school season was lower than last year’s overall, but had solid placement for many of its new products. This positive momentum was offset somewhat by the continued negative impact of low-priced imported products. The overall improvement in segment results was also partially offset by higher costs for uncoated paper. Year-over-year for the quarter, increased material costs, primarily for uncoated paper, of $6 million, and volume decreases of $4 million adversely affected segment earnings. Results benefited by $7 million from price increases and mix improvements, and by $8 million from reduced manufacturing costs as a result of facility consolidation and the benefits from acquisitions.

For the three quarters ended September 30, 2005, sales for this segment were $797 million compared to $787 million in the three quarters ended September 30, 2004. Operating profits for the Consumer and Office Products segment for the three quarters ended September 30, 2005 were $71 million compared to $87 million in the prior year. These decreased results were primarily due to higher uncoated paper costs. Year-over-year for the three quarters, raw material costs, primarily uncoated paper, increased $23 million, coupled with volume decreases of approximately $9 million. These negative factors were offset somewhat by $20 million of overall price and mix improvements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals Segment

In millions	Third quarter ended September 30		Three quarters ended September 30
	2005	2004	2005	2004
Sales	$106	$105	$318	$301
Segment profit[1]	15	16	33	46

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Segment sales for the third quarter of 2005 were at similar levels compared to the same period last year. Price increases in several markets were offset by lower volumes in printing ink resins as a result of the hurricanes, and activated carbons. Sales increased over the prior year in global asphalt, dyes and pine chemical markets. Sales of activated carbon products decreased from the same period last year as a result of changes in design of emission systems by a certain auto maker; however, other carbon products demand remained strong. Year-over-year for the quarter, increased costs primarily for raw materials and energy of $2 million and volume decreases of $2 million, adversely affected segment earnings; offset by $3 million of price increases and mix improvements.

For the three quarters ended September 30, 2005, sales for this segment increased to $318 million from $301 million in the three quarters ended September 30, 2004, as demand strengthened for most of this segment’s products. Earnings for the Specialty Chemicals segment for the three quarters ended September 30, 2005 were $33 million compared to $46 million in the prior year. Higher selling prices were offset by cost increases for raw materials and energy, the impact of the hurricanes and slightly lower operating efficiencies that included maintenance outages. Year-over-year for the three quarters, higher costs primarily for raw materials of $18 million, and volume decreases of $5 million, adversely affected segment earnings; offset by $10 million of price increases.

Corporate and other

In millions	Third quarter ended September 30		Three quarters ended September 30
	2005	2004	2005	2004
Sales	$52	$52	$157	$159
Corporate and other loss[1]	(72)	(73)	(291)	(185)

[1]	Corporate and other loss may include goodwill impairment charges, debt retirements charges, asset writedowns, restructuring charges, net pension income, minority interest, interest expense and gains on asset sales.

Corporate and other includes the company’s specialty paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as restructuring charges, certain legal charges and settlements, net pension income, interest expense and other activities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company recorded a loss of $72 million in Corporate and other, compared to a loss of $73 million in 2004. The decreased loss resulted from increased transition service income from providing services to NewPage of $10 million, and decreased restructuring charges of $38 million; offset by lower gains on the sale of assets of $44 million.

For the three quarters ended September 30, 2005, the company recorded a loss of $291 million in Corporate and other, compared to a loss of $185 million in 2004. The increased loss resulted from increased debt retirement charges of $90 million, and lower gains on the sale of assets of $86 million; offset by lower restructuring charges of $41 million, increased transition service income of $17 million, and decreased other corporate expenses of $9 million, including changes in litigation and environmental reserves.

Discontinued Operations

There was no activity for discontinued operations in the quarter ended September 30, 2005, and discontinued operations for the three quarters ended September 30, 2005, included only four months of operations as the business was sold on April 30, 2005.

The company recorded income for discontinued operations in the third quarter of 2004 of $23 million, net of tax. The company recorded a loss in the three quarters ended September 30, 2005 of $93 million, net of tax, compared to an after-tax loss of $32 million in 2004. Year-over-year for the three quarters, results were negatively impacted by sale-related costs including lease termination charges, asset impairments, debt extinguishment, pension settlement and curtailment losses and other costs that were not incurred during the three quarters ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations and proceeds from the sale of nonstrategic assets are expected to be a source of funds in 2005. As disclosed in Note 12 to the company’s consolidated financial statements, the company received approximately $2.2 billion in cash from the second quarter sale of its printing and writing papers business and related forestlands, which was effective April 30, 2005. Approximately $1.1 billion of the cash proceeds from the sale were used to repay approximately $1 billion of debt, and fees of $0.1 million, in the second quarter. The proceeds were also used in the second and third quarters to repurchase a total of 12% of the company’s outstanding shares for about $700 million. During the third quarter, 2.7 million shares were repurchased. The company has been authorized by the Board of Directors to repurchase up to 5 million additional shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. During the third quarter of 2005, the company used approximately $135 million of the proceeds to pay income taxes primarily associated with the sale of the printing and writing papers business, and expects to make an additional tax payment of approximately $50 million in the fourth quarter of 2005. Also in the fourth quarter of 2005, the company plans to retire debt of approximately $184 million through scheduled payments. Cash and cash equivalents totaled $468 million at September 30, 2005 compared to $270 million at December 31, 2004 and $285 million at September 30, 2004.

Operating Activities

The company generated $145 million of cash from continuing operating activities in the three quarters ended September 30, 2005 compared to cash provided by continuing operations of $350 million for the three quarters ended September 30, 2004. Operating cash flows were negatively affected by lower operating earnings, lower

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

accruals and payables and payments made of approximately $135 million for income taxes primarily associated with the sale of the printing and writing papers business; offset in part by year-over-year improvements in accounts receivable.

Investing Activities

The company generated about $2.1 billion of cash from investing activities in the three quarters ended September 30, 2005 compared to a use of $307 million for the same period last year, primarily as a result of proceeds received for the sale of the printing and writing papers business, as discussed previously. Capital spending totaled $201 million for the three quarters ended September 30, 2005, compared to $189 million for the same period last year. For 2005, the company expects capital spending to be between $325 million and $350 million. This level is well below the company’s expected level of depreciation, depletion and amortization for the comparable period.

During the three quarters ended September 30, 2005, the company completed the sale of approximately 18,000 acres of nonstrategic forestland generating proceeds of $64 million. Additionally, in the first three quarters of the year, the company generated $2.2 billion from the sale of its printing and writing papers business (and related forestlands) and $24 million in proceeds from the sale of a corporate aircraft and other assets. In the three quarters ended September 30, 2004, the company sold 100,000 acres of nonstrategic forestland generating proceeds of $197 million. Additionally, in the first three quarters of 2004, the company sold its interest in a panelboard facility generating proceeds of $30 million, sold a small specialty paper mill in the United Kingdom generating proceeds of $8 million, and sold other assets generating proceeds of $13 million.

The company’s short-term investments of $5 million at December 31, 2004, consisted of auction rate securities that are secured by bonds and notes classified as available-for-sale securities. The company had no short-term investments at September 30, 2005. In the three quarters ended September, 30, 2004, the company had purchase and sales of auction rate securities of $229 million, net.

Financing Activities

The company used $1.9 billion of cash in financing activities in the three quarters ended September 30, 2005 compared to cash used in financing activities of $187 million for the three quarters ended September 30, 2004. Proceeds received from the sale of the company’s printing and writing papers business discussed above were used to retire approximately $1 billion in debt, at a cost of $1.1 billion, and repurchase 23.9 million shares of outstanding common stock at a cost of about $700 million. All of the repurchased shares of common stock have been retired. In October of 2005, the company’s Board of Directors authorized the future repurchase of an additional 5 million shares primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. At September 30, 2005, MeadWestvaco had a $1 billion bank credit facility available, that expires in December 2009, which was not utilized at September 30, 2005. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 42.8% at September 30, 2005, and 45.9% at December 31, 2004. At September 30, 2005, the company had $184 million of notes payable and current maturities of long-term debt compared to $234 million at December 31, 2004.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As a result of the $1 billion debt retirement, the company’s contractual obligations for long-term debt have been revised from those reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, as follows:

In millions		Payments due by period
	Total	Less than 1 year (remainder of 2005)	1-3 years (2006 – 2008)	3-5 years (2009 – 2010)	More than 5 years (after 2010)
Long-term debt	$2,546	$184	$23	$81	$2,258

On each of January 25, April 26, June 28 and October 25, of 2005, the Board of Directors declared dividends of $0.23 per share. During the three quarters ended September 30, 2005 and 2004, the company paid $136 million and $139 million, respectively, in dividends to its shareholders.

Environmental and Legal Matters

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign environmental operations of the company. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for MeadWestvaco to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, the company estimates that it will incur approximately $51 million in environmental capital expenditures in 2005 and approximately $41 million in 2006. Approximately $33 million was spent on environmental capital projects in 2004. The estimates for 2005 and 2006 and the amount spent in 2004 do not include anticipated or actual expenditures for the company’s papers business which was sold during the second quarter of 2005.

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

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state, local or foreign authorities that it may be liable under federal environmental laws or under applicable state, local or foreign laws with respect to the cleanup of hazardous substances at sites previously operated or used by the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

company. The company is currently named as a potentially responsible party (“PRP”) or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites that may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2005, MeadWestvaco has recorded liabilities of approximately $26 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $26 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of October 31, 2005, there were approximately 200 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2005, the company has litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is the company’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Outlook

In the Packaging segment, the company expects market demand for most of the businesses in the fourth quarter to be at a level similar to the third quarter, and more moderate than demand in the fourth quarter of 2004. The company anticipates additional price realization in the fourth quarter for some bleached paperboard grades. The consumer packaging business is expected to be seasonally stronger in the fourth quarter, although current demand is expected to be more moderate than demand for the same time last year. Higher raw material and energy costs are expected to continue to negatively impact all of the businesses in the segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Seasonal improvement is anticipated in the Consumer and Office Products segment, driven by the Brazilian back-to-school selling season and the sales of calendar and time-management products in North America. Actions taken last year to focus on higher margin products, cost savings from facility consolidations, and the positive benefits of strategic acquisitions are expected to continue to benefit this segment in the fourth quarter. The impact of higher costs for uncoated paper should be less significant as increased prices continue to take hold in the fourth quarter. In the Specialty Chemicals segment, the company expects softness in certain activated carbon products markets as a result of changes in design of emission systems by a certain auto maker, while other carbon products demand is expected to remain strong.

Higher costs for raw materials, energy, and freight impacted all of the businesses in the first three quarters of 2005, and management expects such costs to continue to be a challenge for the last quarter of the year. Management expects the year-over-year impact of energy costs, in particular, to be greater in the fourth quarter and into 2006, as compared to the year-over-year impact seen in the first three quarters of this year.

Earlier in the year, the company launched a new initiative to change its business model in order to become a more nimble, market-driven company. As part of the initiative, the company will initially focus on reducing the general and administrative costs structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. The company also plans to reduce its real estate footprint and streamline its warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by between $175 million and $200 million on a run rate basis by the end of 2007. In 2005, the company expects pretax savings from this program to be about $50 million on a run rate basis, and is on track to meet that target. As part of this initiative and other restructuring activities, the company expects to incur about $30 million to $40 million in restructuring costs in 2005.

In the first three quarters of the year, the company generated proceeds of about $64 million on the sale of over 18,000 acres of forestland. This represents the majority of forestland the company expects to sell in 2005.

Capital spending totaled $201 million for the three quarters ended September 30, 2005, compared to $189 million for the same period last year. For the remainder of 2005, the company expects capital spending to be approximately $125 million to $150 million, for total annual spending of between $325 million and $350 million. This level is well below the company’s expected level of depreciation, depletion and amortization for the comparable period.

As disclosed in Note 12 to the company’s consolidated financial statements, the company received approximately $2.2 billion in cash from the sale of its printing and writing papers business and related forestlands. As discussed previously, during the three quarters ended September 30, 2005, the cash proceeds from the sale were used to repay approximately $1 billion of debt, at a cost of $1.1 billion, and repurchase $700 million of the company’s outstanding common shares. Additionally, almost $135 million of the proceeds was used to pay income taxes primarily related to the sale. In the fourth quarter of the year, the company intends to use approximately $50 million of the proceeds to pay additional income taxes primarily associated with the sale of the printing and writing papers business. The company will also, if necessary, repurchase additional shares in order to avoid dilution of earnings per share relating to the exercise of employee stock options, and retire approximately $184 million in debt that will mature in the fourth quarter of 2005. In the third quarter, the company did not incur losses from discontinued operations and does not expect significant charges associated with discontinued operations in the fourth quarter of 2005.

OTHER ITEMS INCLUDING RESTRUCTURING AND BUSINESS IMPROVEMENT ACTIONS

Quarter ended September 30, 2005

In connection with the new cost initiative started earlier this year, during the quarter ended September 30, 2005,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MeadWestvaco recorded pretax restructuring charges of $10 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $8 million was recorded within cost of sales and approximately $2 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the third quarter of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe, including the announced shutdown of a converting plant in the U.S. These actions resulted in a pretax charge of $8 million, which included asset writedowns of $4 million, other restructuring-related costs of $1 million and employee benefit costs of $3 million, covering approximately 150 employees. The majority of the affected employees will separate by the end of 2005.

Consumer and Office Products:

The company’s Consumer and Office Products segment also had various restructuring activities in its manufacturing operations in North America. These actions resulted in a pretax charge of $1 million for closure-related costs.

All Other:

During the quarter, the company recorded additional charges of approximately $1 million related to employee separation costs covering approximately 25 employees and other closure-related costs. The majority of the affected employees will be separated by the end of 2005.

The following table summarizes these net charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$5	$3	$8
Consumer and Office Products	1	—	1
All other	—	1	1

	$6	$4	$10

Three quarters ended September 30, 2005

During the three quarters ended September 30, 2005, MeadWestvaco recorded pretax net restructuring charges of $22 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $15 million was recorded within cost of sales and approximately $7 million was recorded within selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the $8 million of actions taken in the third quarter noted above, in the first half of 2005, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $5 million, related primarily to employee benefit costs covering approximately 75 employees. As of September 30, 2005, more than half of the affected employees had separated from the company. The remaining employees will be separated by the end of 2005.

Consumer and Office Products:

In addition to the $1 million of actions taken in the third quarter noted above, in the first half of 2005, the company recorded charges of $2 million for asset writedowns and $4 million for other closure-related costs incurred in connection with the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

company’s consolidation of its Consumer and Office Products operations in North America that began in 2004. Additionally during the first half, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

In addition to the $1 million of actions taken in the third quarter noted above, during the first half of 2005, the company also recorded charges of approximately $3 million related to employee separation costs covering approximately 40 employees. As of September 30, 2005, almost all of these employees had separated from the company, and the remaining employees will be separated by the end of 2005.

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$5	$8	$13
Consumer and Office Products	7	—	7
All other	—	4	4

	$12	$12	$24

Gain on sale of Consumer and Office Products assets previously written-down	$(2)		$(2)

Prior year

For the quarter and three quarters ended September 30, 2004, MeadWestvaco recorded total pretax restructuring charges of $48 million and $64 million, respectively. Of these amounts, $47 million and $1 million were recorded within cost of sales and selling, general and administrative expenses in the third quarter of 2004. In the first three quarters of 2004, $61 million and $3 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Those charges include employee-related costs, assets writedowns and other costs for Packaging, Consumer and Office Products, and Corporate and other of $25 million, $33 million and $6 million, respectively. For the year ended December 31, 2004, MeadWestvaco recorded total pretax restructuring charges of $100 million. Approximately $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts were reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2004, the company incurred annual charges of $11 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a domestic packaging systems plant. The charges included employee separation costs of $2 million related to approximately 140 employees. All of these employees had separated from the company as of September 30, 2005. The remaining $9 million included $5 million of asset writedowns and $4 million of other closure-related costs.

Additionally, the company recorded annual charges of $28 million for asset writedowns, employee separation costs and other restructuring-related costs for various consolidation activities in its facilities, primarily in Europe. These charges included $11 million for employee separation costs affecting approximately 300 employees in various facilities, $16 million for asset writedowns, of which $5 million related to the loss on the sale of a consumer packaging plant in Europe, and $1 million for other restructuring-related costs. As of September 30, 2005, all of the affected employees had separated from the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer and Office Products:

In connection with the company’s action to consolidate its Consumer and Office Products operations in North America and close several facilities, certain long-lived assets were determined to be impaired. Annual charges of $18 million were recorded to write down the affected assets to their estimated fair value under an asset held-for-use model. The company also recorded employee separation costs of $10 million related to approximately 700 employees associated with the facilities. Almost all of the affected employees had separated from the company as of September 30, 2005. Additional charges of $15 million were recorded for lease termination and other closure-related costs.

An additional $1 million related to employee separation costs covering approximately 10 employees and $1 million for other restructuring-related costs associated with various other actions were recorded during the year. As of September 30, 2005, all of the affected employees had separated from the company.

All Other:

Corporate assets that were written down to their estimated fair value during the year resulted in annual charges of approximately $4 million. As part of the continuing review of the businesses and various restructuring activities, including the reorganization of corporate functions and other business units, the company recorded charges that included $10 million of employee separation benefits covering about 150 employees, and $2 million of other restructuring-related costs. All of the employees have separated from the company as of September 30, 2005. During 2004, the company also reversed charges of $2 million for employee separation benefits that had been previously recorded.

Additionally, a corporate asset was sold for a loss, resulting in a charge of $2 million.

Summary of changes in restructuring plan accruals

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first three quarters of 2005:

Productivity Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$13	$6	$19
Current charges	6	6	12
Change in estimate	(1)	(1)	(2)
Payments	(14)	(8)	(22)

Balance of related accruals at September 30, 2005	$4	$3	$7

Cost Initiative

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2004	$—	$—	$—
Current charges	7	1	8
Payments	(4)	—	(4)

Balance of related accruals at September 30, 2005	$3	$1	$4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In the third quarter and three quarters ended September 30, 2005, the company recorded pension income before settlements and curtailments of approximately $16 million and $51 million, respectively, before taxes, and expects to record $67 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5%, and a discount rate of 5.5% for the bargained hourly retirement plan and the postretirement benefits plan and 5.75% for the other plans compared to 6.0% for MeadWestvaco in 2004.

At September 30, 2005, the asset value of each domestic qualified plan exceeded each plan’s accumulated benefit obligation, and the aggregate value of pension fund assets was approximately $3.1 billion and $3.4 billion at

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

September 30, 2005, and December 31, 2004, respectively, reflecting overall equity market performance. As a result of the sale of the printing and writing papers business, approximately $300 million of pension assets, and related liabilities, for bargained hourly employees were transferred to the buyer in July 2005. Under current accounting guidelines, if any plan’s accumulated benefit obligation exceeds the value of the plan’s assets, an additional minimum liability, with corresponding charges to intangible assets and other comprehensive income, is required to be recorded. While the company does not expect to record an additional minimum liability with regard to its domestic qualified pension plans, if asset values decline to levels below the accumulated benefit obligation, the company would be required to do so.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There was no material change in the company’s exposure to market risk from December 31, 2004 to September 30, 2005. For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the company evaluated the effectiveness of its “disclosure controls and procedures.” This evaluation (the “Disclosure Controls Evaluation”) was conducted under the supervision and with the participation of management, including the company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Because the material weakness identified as of December 31, 2004 cannot be completely tested for effectiveness until after December 31, 2005, based on the evaluation of disclosure controls and procedures, the company’s CEO and CFO have concluded that the disclosure controls and procedures are not effective, as of September 30, 2005, to ensure that information required to be disclosed in the reports that the company files or submits under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including the company’s CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The company has been in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness in accounting for income taxes. During the first quarter, the company hired a new Vice President of Tax, and during the second and third quarters it has continued to expand supervisory activities and monitoring techniques, and increased education and training of individuals involved in accounting and reporting for income taxes. Additionally, the company continues to enhance the reconciliation of income tax accounts.

In addition to the changes to internal controls mentioned above, there were changes made to internal controls over financial reporting related to the separation of the Papers business operations (“NewPage”) after the business was

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

sold on April 30, 2005. Under the terms of the sale agreement, MeadWestvaco will continue to provide services to NewPage for a period of time. For the period from the date of the sale through July 31, 2005, the operations of NewPage were being recorded in separate accounts on the MeadWestvaco general ledger system, thus requiring additional control procedures to ensure that NewPage operations were properly excluded from MeadWestvaco operations. After July 31, the NewPage operations were moved to a separate application within the MeadWestvaco SAP environment.

During the third quarter of 2005, there were changes made to internal controls over financial reporting as a result of the company’s upgrade of its corporate consolidation system. As a result of the upgrade, certain changes were made to both manual and system controls.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK REPURCHASES

(c) The total stock option swaps and common stock shares repurchased by the company during the quarter ended September 30, 2005 are as follows:

	(a) Total Number of Shares (or Units) Purchased (in millions)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in millions)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2005 – July 31, 2005	0.1	29.45	0.1	2.6
August 1, 2005 – August 31, 2005	2.5	28.72	2.5	0.1
September 1, 2005 – September 30, 2005	0.1	29.05	0.1	—	*

*	In October of 2005, the company’s Board of Directors authorized the future repurchase of up to an additional 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options.

Item 6. EXHIBITS

(a)	Exhibits

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION

(Registrant)

November 4, 2005

/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer

MeadWestvaco Corporation

World Headquarters

One High Ridge Park

Stamford, Connecticut 06905

www.meadwestvaco.com