Form 10-K
period 2005-12-31
MEADWESTVACO CORP
filed 2006-03-02
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	One High Ridge Park Stamford, CT 06905 Telephone 203-461-7400 (Address and telephone number of registrant’s principal executive offices)
31-1797999
(I.R.S. Employer Identification No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock- $0.01 par value Preferred Stock Purchase Rights	New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

At June 30, 2005, the aggregate market value of voting common stock held by nonaffiliates was $5,250,369,563 determined by multiplying the highest selling price of a common share on the New York Stock Exchange - Composite Transaction Tape on such date times the amount by which the total stock outstanding exceeded the stock beneficially owned by directors and executive officers of the Registrant. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2006, the number of shares of common stock of the Registrant outstanding was 181,467,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Annual Report to Shareholders are incorporated by reference in Part I and II. Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 25, 2006, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 24, 2006.

Part I

Item 1.	Business

Introduction

This report covers the twelve-month period ended December 31, 2005. MeadWestvaco Corporation was formed in 2001 in connection with the merger of The Mead Corporation (“Mead”) and Westvaco Corporation (“Westvaco”), which was completed on January 29, 2002. For accounting purposes, the merger was treated as an acquisition of Mead by Westvaco. Therefore, the historical financial statements of Westvaco are the consolidated historical financial statements of MeadWestvaco. Accordingly, the financial results for the periods prior to the merger included in this report are the financial results of Westvaco.

General

MeadWestvaco Corporation, a Delaware corporation, is a global company with leading positions in packaging, consumer and office products, specialty chemicals and specialty papers. MeadWestvaco’s principal operating business segments are (1) packaging, (2) consumer and office products and (3) specialty chemicals. Prior-year industry segment information has been restated to reflect the printing and writing papers business sold in 2005 as discontinued operations.

Packaging

The Packaging segment produces bleached paperboard, Coated Natural Kraft® paperboard, kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and health care products. In addition, the Packaging segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market. The Packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs and CDs. This segment’s paperboard products are manufactured at four domestic mills and two mills located in Brazil. Paper, paperboard and plastic are converted into packaging products at plants located in North America, Europe, Brazil and Asia. These products are sold primarily in North America, Europe, Brazil and Asia. In addition, the segment manufactures equipment that is leased to its beverage and dairy customers to package their products. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. Coated Natural Kraft® paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as pad stock for electronic components.

Consumer and Office Products

The Consumer and Office Products segment manufactures, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, COLUMBIAN®, Day Runner®, Five Star®, Mead® and Trapper Keeper®.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

For a more detailed description of our segments, including financial information, see Note R of the consolidated financial statements included in the MeadWestvaco 2005 Annual Report to Shareholders, incorporated herein by reference.

Marketing and distribution

The principal markets for our products are in the United States, Canada, Latin America, Europe and Asia. We operate in 29 countries and serve customers in approximately 100 nations. Our products are sold through a mixture of our own sales force and through paperboard merchants and distributors. The company has sales offices in key cities throughout the world.

Forestry

The principal raw material used in the manufacture of paper, paperboard and pulp is wood. The company’s strategy, based on the location of our mills and the composition of surrounding forestland ownership, is to provide a portion of our wood fiber from company-owned land and to rely on private woodland owners and private contractors and suppliers for the balance. As of December 31, 2005, we owned 133,000 acres of forestland in Brazil (more than 1,200 miles from the Amazon rainforests); and approximately 1,118,000 acres of forestland in the United States, including 377,000 acres in the Central region and 741,000 acres in the South. An additional 102,000 acres are managed in the South. We buy and sell land to maintain certain levels of fiber self-sufficiency.

We expect to continue to obtain our wood requirements from company-owned or controlled forestlands, from private woodland owners and private contractors or suppliers, including participants in our Cooperative Forest Management Program (CFM) which provides an additional source of wood fiber from acreage owned by participating landowners and managed with assistance from company foresters. We believe that these sources will be able to adequately supply our needs.

Intellectual property

MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to our business, the loss of any one or any related group of such rights would not have a material adverse effect on our business, with the exception of the “Mead®” trademark and the “AT-A-GLANCE®” trademark for consumer and office products.

Competition

MeadWestvaco operates in very challenging domestic and international markets and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, our business is affected by a range of macroeconomic conditions, including industry capacity, a trend in packaging, paperboard and forest products industry toward consolidation, global competition, economic conditions in the U.S. and abroad, and currency exchange rates.

We compete principally through quality, price, value-added products and services such as packaging solutions, customer service, innovation, technology, and product design. Our proprietary trademarks and patents, in the aggregate, are also important to our competitive position in certain markets.

MeadWestvaco’s Packaging segment competes globally with manufacturers of value-added bleached and unbleached paperboard for packaging and graphic applications, as well as specialty paperboards, and numerous national and regional packaging service providers in the package design, development and manufacturing arenas. The Consumer and Office Products segment competes with national and regional converters as well as foreign producers especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins.

Research

MeadWestvaco conducts research and development in the areas of packaging, chemicals, specialty paper and forestry. Innovative product development and manufacturing process improvement are the main objectives of these efforts. New and emerging technologies which may enable new product development and manufacturing cost reductions are evaluated and adapted for use. Increased timber and fiber production on a sustainable basis is the major thrust of the forestry research.

Environmental Laws and Regulations

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations and changes in environmental control technology, it is not possible for management to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $32 million in environmental capital expenditures in 2006, and approximately $23 million in 2007. Approximately $47 million was spent on environmental capital projects in 2005.

We have been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3, “Legal Proceedings.” There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all of these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. We regularly evaluate our potential liability at these various sites. At December 31, 2005, MeadWestvaco had recorded liabilities of approximately $27 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. This liability does not include the anticipated capital expenditures previously stated. Management believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $30 million. This estimate is less certain than the estimate upon which the recorded environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3, “Legal proceedings.”

Employees

MeadWestvaco employs approximately 22,200 people worldwide, of whom approximately 13,700 are employed in the United States and 8,500 are employed internationally. Of this group, approximately 7,300 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco’s European facilities have separate house union agreements or series of agreements specific to the workforce at each facility.

International operations

MeadWestvaco’s operations outside the United States are conducted through subsidiaries located in Canada, Latin America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to domestic operations were 72%, 74% and 76% for the years ended December 31, 2005, 2004 and 2003, respectively. Export sales from MeadWestvaco’s U.S. operations were approximately 13% in each of the years ended December 31, 2005, 2004 and 2003, respectively. Sales that were attributable to foreign operations were 28%, 26% and 24% for the years ended December 31, 2005, 2004 and 2003. For more information about domestic and foreign operations, see Note R to the consolidated financial statements included in the MeadWestvaco 2005 Annual Report to Shareholders, incorporated herein by reference.

Available Information

Our Internet address is www.meadwestvaco.com. Please note that MeadWestvaco’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MeadWestvaco files annual, quarterly and current reports, proxy statements and other information with the SEC and we make available free of charge most of our SEC filings through our Internet website as soon as reasonably practicable after these materials are filed electronically with the SEC. You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of our website.

The MeadWestvaco Corporation’s Corporate Governance Principles and our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, and Safety, Health and Environment Committee) are included on our website at the following address: http://www.meadwestvaco.com/corporate.nsf/investor. Our Code of Conduct can be found on our website at the following address: http://www.meadwestvaco.com/corporate.nsf/investor/conduct, and printed copies are available upon request.

Item 1A.	Risk factors

Risks Relating to Our Business

Certain of the company’s businesses are affected by cyclical market conditions which can significantly impact operating results and cash flows.

Certain of the company’s businesses are affected by cyclical market conditions that can significantly influence the demand for the company’s products, as well as the pricing we can obtain for our products. The company’s paperboard business is particularly subject to cyclical market conditions. The company may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime, particularly at our paperboard facilities. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. As a result, the company’s results of operations and cash flows may be materially impacted in a period of prolonged and significant market weakness. Moreover, the company is not able to predict market conditions or its ability to sustain pricing and production levels during periods of weak demand with any degree of certainty. Market conditions will also impact the company’s ability to achieve its planned or announced price increases.

The company’s businesses are subject to significant cost pressures. Our ability to pass these higher costs on to our customers through price increases or other adjustments is uncertain and dependent on market conditions.

The pricing environment for raw materials used in a number of our businesses continues to be challenging, as suppliers of certain raw materials have implemented price increases. Additionally, energy costs have risen significantly and remain volatile and unpredictable.

Further increases in the cost of raw materials or energy may materially impact our results of operations as depending on market forces and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited.

The company faces intense competition in each of its businesses, and competitive challenges from lower cost manufacturers in overseas markets. If we can not successfully compete in an increasingly global market place, our operating results may be adversely affected.

The company operates in competitive domestic and international markets and competes with many large, well-established and highly competitive manufacturers and service providers, both domestically and on a global basis. The company’s businesses are facing competition from lower cost manufacturers in Asia and elsewhere. In addition, there is a risk that growth in paperboard capacity could outpace demand. All of these conditions can contribute to substantial pricing and demand pressures, adversely affecting the company’s operating results.

The company’s operations are increasingly global in nature, particularly in our consumer packaging businesses. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

Approximately 40% of the company’s annual revenues in 2005 were derived from locations outside of North America. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

•	Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market.

•	Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over the company.

•	Changes generally in political, regulatory or economic conditions in the countries in which we conduct business.

These risks could affect the cost of manufacturing and selling our products, our pricing, sales volume, and ultimately our financial performance. The likelihood of such occurrences and their potential effect on the company vary from country to country and are unpredictable.

The company has recently announced a plan to realign its packaging businesses, to establish a new packaging innovation research center and to move its corporate operations and key administrative functions into a new headquarters in Richmond, Virginia. In addition, the company is establishing a new Global Business Services function, which will include many of the company’s internal services operations, including shared services for HR, finance, procurement, logistics and information technology. Although the company is engaged in intensive planning as it implements these actions and believes that it will manage the reorganization effectively to achieve substantial savings for the company, these major changes have attendant inherent risks, including:

•	The potential for disruption in our businesses and operations as we implement the realignment of our existing packaging businesses and centralize our packaging innovation activities in a new central location

The company’s six divisions in its Packaging segment are being transitioned into two focused packaging groups, to be located at the new headquarters. Additionally, the company’s packaging innovation activities are being moved to a new centralized location. The company’s leadership is engaged in intensive planning and expects to successfully and seamlessly manage these transitions. However, any major reorganization presents challenges and it is possible that there could be disruptions in our business and operations during the transition period. The relocation of employees to the new headquarters, with associated issues relating to retention, may increase the potential for disruption. Disruptions in production, quality control, customer service and innovation, as well as in other aspects of our operations, could negatively impact our results of operations.

•	The potential that the significant changes being implemented could result in weakness or deficiencies in the company’s internal controls and procedures

Effective internal controls are necessary for the company to provide reliable financial reports, effectively prevent fraud and effectively manage our operations. The significant changes being implemented in our businesses, and in particular, our corporate support functions, may require the implementation of new internal controls and changes in existing internal controls. Any failure to implement new or improved controls, if warranted, or difficulties encountered in their implementation, or failure to make appropriate changes to controls, could harm the reporting of our operating results or cause us to fail to meet our reporting obligations.

The company has announced a G&A Cost Reduction Initiative. If we fail to fully execute on this initiative, we may not fully realize all the improvements we have publicly announced.

In the second quarter of 2005, the company announced a cost initiative with the goal of achieving $175 million to $200 million of cost reductions, pre-tax and before inflation, on an annual run rate basis by the end of 2007. This initiative is described more fully in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that these results are reasonable and achievable, if we do not fully achieve these goals within the expected time frame, or at all, we may not fully realize the improvements we expect in our operating earnings and cash flows.

The company has engaged a third party to provide certain information technology services, and will be dependent on this third party for performance of these services which were previously performed by our employees.

Beginning in the second quarter of 2006, the company will start to rely on a third-party provider to provide certain information technology services, including helpdesk support, desktop application services, server and storage administration, data center operations, database administration, and voice, video and remote access. Although we believe that we have prudently planned for unforeseen matters, we cannot guarantee that that our outside provider will fulfill its responsibilities in a timely manner and in accordance with the contract terms. Our internal operations including the ordering and shipment of our products to our customers could be adversely affected by failures in performance.

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. Changes in environmental laws and regulation, or their application, could subject the company to significant additional capital expenditures and operating expenses. However, any such changes are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

The company is also subject to various environmental proceedings and may be subject to additional proceedings in the future. In the case of known potential liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations. The company could also be subject to new environmental proceedings which could cause the company to incur substantial additional costs with resulting impact on results of operations.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3, “Legal proceedings.”

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

MeadWestvaco is headquartered in Stamford, Connecticut, and maintains a significant corporate and operational presence in Dayton, Ohio, and Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. For information concerning our forestlands, see Part I, Item 1, “Business.” The locations of MeadWestvaco’s production facilities are as follows:

Packaging

Paperboard Mills

Cottonton, Alabama	North Charleston, South Carolina

Covington, Virginia	Tres Barras, Santa Catarina, Brazil

Evadale, Texas	Valinhos, São Paulo, Brazil

Extrusion and Sheeting Plants

Low Moor, Virginia	Venlo, The Netherlands

Silsbee, Texas

Consumer Packaging Plants

Birmingham, United Kingdom

Bydgoszcz, Poland	Louisville, Kentucky (Leased)

Caguas, Puerto Rico (Leased)	Manaus, Amazonas, Brazil

Corby, United Kingdom	Mebane, North Carolina

Dresden, Germany	Melrose Park, Illinois (Leased)

Dublin, Ireland (Leased)	Moscow, Russian Federation (Leased)

Elizabethtown, Kentucky	Pittsfield, Massachusetts (Leased)

Enschede, The Netherlands	Slough, United Kingdom (Leased)

Freden, Germany	Svitavy, Czech Republic

Garner, North Carolina	Swindon, United Kingdom (Leased)

Graz, Austria	Sydney, Australia (Leased)

Grover, North Carolina	Thalgau, Austria (Leased)

Jacksonville, Illinois	Uden, The Netherlands (Leased)

Krakow, Poland	Valinhos, São Paulo, Brazil

Littlehampton, United Kingdom (Leased)	Warrington, Pennsylvania (Leased)

London, United Kingdom (Leased)	Warsaw, Poland (Leased)

Los Angeles, California

Louisa, Virginia (Leased)

Lumber Product Plants

Cottonton, Alabama	Summerville, South Carolina

Corrugated Container Plants

Blumenau, Santa Catarina, Brazil	Pacajus, Ceara, Brazil

Manaus, Amazonas, Brazil	Valinhos, São Paulo, Brazil

Feira de Santana, Bahia, Brazil

Packaging Systems Plants

Ajax, Ontario, Canada	Deols, France

Atlanta, Georgia	Lanett, Alabama

Bilboa, Spain	Roosendaal, The Netherlands

Borghetto di Avio, Italy	Shimada, Japan

Bristol, United Kingdom	Smyrna, Georgia

Chateauroux, France	Trier, Germany

Chicago, Illinois	Troyes, France

Specialty Papers

Paper Mills

Potsdam, New York	South Lee, Massachusetts

Consumer & Office Products

Plants and Distribution Centers

Alexandria, Pennsylvania	Sidney, New York

Bauru, São Paulo, Brazil	Toronto, Ontario, Canada

Garden Grove, California

Envelope Plants

Atlanta, Georgia	Kenosha, Wisconsin

Dallas, Texas	Los Angeles, California

Enfield, Connecticut	Williamsburg, Pennsylvania

Indianapolis, Indiana

Specialty Chemicals

Albuquerque, New Mexico	North Charleston, South Carolina

Covington, Virginia	Waynesboro, Georgia

DeRidder, Louisiana	Wickliffe, Kentucky

Forestry Centers

Rupert, West Virginia	Tres Barras, Santa Catarina, Brazil

Summerville, South Carolina

Research Facilities

Chillicothe, Ohio	North Charleston, South Carolina

Laurel, Maryland	Summerville, South Carolina

Leases

For financial data on certain MeadWestvaco leases, see Note H to the consolidated financial statements, included in the MeadWestvaco 2005 Annual Report to Shareholders, and incorporated herein by reference.

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

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco’s Luke, Maryland mill, alleging violation of the PSD regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with the EPA’s allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco’s Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Following initial discovery, and in response to Motions for Partial Summary Judgment filed by Westvaco, the government abandoned several of its claims for injunctive relief. Motions for summary judgment on discrete issues were filed and a hearing was conducted in 2005. No trial date has been set, but a trial, if needed, is not expected to commence before late 2006. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

In 2004, the company and other potentially responsible parties (PRPs) reached a settlement and signed a Consent Decree with the U.S. EPA concerning the Chattanooga Creek Superfund Site. The Consent Decree was formally approved in 2005 by federal district court after notice and opportunity for public comment. Under the terms of the Consent Decree, the private PRPs, including MeadWestvaco, are implementing final remedial action at the Creek Superfund Site. In addition, the PRPs, including

MeadWestvaco, reimbursed the U.S. EPA for a portion of past costs incurred in connection with the Site. MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

MeadWestvaco has established liabilities of approximately $27 million relating to environmental proceedings. Additional information is included in Part I, Item 1, “Business - Environmental Laws and Regulations,” and Note O to the consolidated financial statements included in the MeadWestvaco 2005 Annual Report to Shareholders incorporated herein by reference.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, we do not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Item 4.	Submission of matters to a vote of security holders

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2005.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	57	Chairman and Chief Executive Officer	2002
James A. Buzzard	51	President	2003
E. Mark Rajkowski	47	Senior Vice President and Chief Financial Officer	2004
Linda V. Schreiner	46	Senior Vice President	2002
Mark T. Watkins	52	Senior Vice President	2002
Wendell L. Willkie, II	54	Senior Vice President, General Counsel and Secretary	2002
Donna O. Cox	42	Vice President	2005
Robert E. Birkenholz	45	Treasurer	2004
John E. Banu	58	Controller	2002

*	As of March 1, 2006

**	Director of MeadWestvaco

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

E. Mark Rajkowski, Vice President, Eastman Kodak Company and General Manager Worldwide Operations for Kodak’s Digital and Film Imaging Systems Business 2003-2004; Chief Operating Officer of Eastman Kodak’s Consumer Digital Business 2003; Vice President, Finance of Eastman Kodak 2001-2002; Corporate Controller of Eastman Kodak 1998-2001;

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

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco 1996-2002;

Donna O. Cox, Director, External Communications 2003-2005, Manager, Integration / Internal Communications 2002-2003, Public Affairs Manager of Westvaco’s Packaging Resources Group 1999-2002;

Robert E. Birkenholz, Assistant Treasurer 2003-2004; Assistant Treasurer, Amerada Hess Corporation 1997-2002;

John E. Banu, Vice President of Westvaco 1999-2002, Controller 1995-1999.

There are no family relationships among executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2005		Year ended December 31, 2004
	High	Low	High	Low
STOCK PRICES
First Quarter	$34.33	$28.50	$30.19	$25.78
Second Quarter	32.13	27.80	29.40	25.16
Third Quarter	29.87	26.93	31.90	28.31
Fourth Quarter	28.77	25.06	34.34	29.56

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2005, the number of shareholders of record of MeadWestvaco common stock was approximately 30,000. This number includes approximately 17,000 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

	Year ended December 31, 2005	Year ended December 31, 2004
DIVIDENDS PER SHARE
First Quarter	$.23	$.23
Second Quarter	.23	.23
Third Quarter	.23	.23
Fourth Quarter	.23	.23

Year	$.92	$.92

MeadWestvaco currently expects that comparable cash dividends will continue to be paid in the future.

(d)	The information required by this item and included under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” will be contained in MeadWestvaco’s 2006 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 24, 2006, and is incorporated herein by reference.

Common stock repurchases

In November of 2003, under Item 703 of Regulation S-K, the SEC adopted rules requiring disclosure of all repurchases of registered equity securities in the preceding fiscal quarter made by or on behalf of the issuer.

The common stock shares repurchased by the company during the quarter ended December 31, 2005 are as follows:

	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 – October 31, 2005	—	—	—	—
November 1, 2005 – November 30, 2005	292,578	36.08	N/A	N/A
December 1, 2005 - December 31, 2005	84,052	25.80	N/A	N/A

(1)	Employee(s) exercising options delivered 84,052 shares to the company to pay the exercise price and tax withholding obligations upon exercise. These shares were purchased in a private transaction pursuant to the terms of the option agreement. The company repurchased 292,578 shares in connection with the company’s past acquisition of a consolidated investment. The sale agreement associated with the investment gave the seller the right to put shares back to the company at a fixed price per share.

Item 6.	Selected financial data

In millions, except per share data

	Years ended December 31				Two-month transition period ended December 31	Fiscal year ended October 31
	2005	2004	2003	2002	2001	2001
EARNINGS
Net sales	$6,170	$6,060	$5,566	$5,289	$503	$3,238
Income (loss) from continuing operations	119	224	84	89	(14)	114
Discontinued operations	(91)	(573)	(62)	(128)	(8)	(26)
Cumulative effect of accounting change	—	—	(4)	(359)	—	—
Net income (loss)	28 [1]	(349)[2]	18 [3]	(398)[4]	(22)	88[5]
Income (loss) from continuing operations per share - basic	0.62	1.11	0.42	0.46	(0.14)	1.12
per share - diluted	0.62	1.10	0.42	0.46	(0.14)	1.12
Net income (loss) per share - basic	0.14	(1.73)	0.09	(2.07)	(0.21)	0.87
Net income (loss) per share - diluted	0.14	(1.72)	0.09	(2.07)	(0.21)	0.87
Depreciation, depletion and amortization	491	489	479	451	48	262
COMMON STOCK
Number of common shareholders	29,630	34,730	36,740	37,200	18,920	19,070
Weighted average number of shares outstanding:
Basic	192	202	200	192	102	101
Diluted	193	204	202	192	102	102
Cash dividends	$178	$186	$184	$206	—	$89
Per share:
Dividends declared	0.92	0.92	0.92	0.92	0.22	0.88
Book value	19.20	21.17	23.46	23.76	22.58	22.86
FINANCIAL POSITION[6]
Working capital	$988	$882	$910	$794	$308	$315
Current ratio	1.9	1.5	1.6	1.5	1.4	1.4
Property, plant, equipment and forestlands, net	$4,487	$4,688	$7,378	$7,834	$4,203	$4,227
Total assets	8,908	11,646	12,470	12,904	6,828	6,787
Long-term debt, excluding current maturities	2,417	3,282	3,969	4,233	2,697	2,660
Shareholders’ equity	3,483	4,317	4,713	4,753	2,315	2,341
Debt to total capital	41%	46%	47%	49%	55%	55%
OPERATIONS[6]
Primary production of paper, paperboard and market pulp (tons, in thousands)	3,945	6,702	6,318	6,034	553	3,641
New investment in property, plant, equipment and forestlands (in millions)	$305	$317	$393	$424	$56	$296
Acres of forestlands owned (in thousands)	1,251	2,179	2,347	3,182	1,378	1,378
Employees	22,200	29,400	29,500	30,700	17,410	17,530

[1]	2005 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $91 million, or $.48 per share, after-tax charges of $56 million, or $.29 per share related to the retirement of debt, and after-tax charges of $20 million, or $.10 per share, for restructuring activities.

[2]	2004 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $573 million, or $2.82 per share, and after-tax charges of $67 million, or $.33 per share, for restructuring activities.

[3]	2003 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $62 million, or $.31 per share, an after-tax charge of $4 million, or $.02 per share, for the cumulative effect of the initial adoption of SFAS No. 143, after-tax charges of $42 million, or $.21 per share, for restructuring activities, after-tax charges of $17 million, or $.08 per share related to the early retirement of debt and after-tax gains of $8 million, or $.04 per share, on the recovery of insurance settlements.

[4]	2002 results include an after-tax loss from discontinued operations of $128 million, or $.66 per share, a charge for the impairment of goodwill (due to the initial adoption of SFAS 142) of $359 million, or $1.87 per share, net after-tax restructuring and merger-related expenses of $95 million or $.49 per share and after-tax costs related to the early retirement of debt of $4 million, or $.02 per share.

[5]	Fiscal year 2001 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $26 million, or $.25 per share, an after-tax restructuring charge of $35 million, or $.35 per share, a credit of $11 million, or $.11 per share, for tax benefits related to audits and other adjustments, and an after-tax gain of $3 million, or $.03 per share, from the sale of a lease.

[6]	Certain data for 2004 and all data for 2003 and prior years have not been revised to exclude discontinued operations.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Information required by this item is included on pages 2 through 27 of the MeadWestvaco 2005 Annual Report to Shareholders and attached hereto as Exhibit 13 and is incorporated herein by reference.

Item 7A.	Quantitative and qualitative disclosures about market risk

The quantitative and qualitative disclosures about market risk information required by this Item are set forth on pages 15 through 18 of the MeadWestvaco 2005 Annual Report to Shareholders and are incorporated herein by reference.

Item 8.	Financial statements and supplementary data

The financial statements and related notes for MeadWestvaco, together with the report of PricewaterhouseCoopers LLP dated March 1, 2006, appearing on pages 28 through 83 of the MeadWestvaco 2005 Annual Report to Shareholders and attached hereto as Exhibit 13 are incorporated by reference in this Annual Report on Form 10-K.

The financial statements and related notes for Northwood Panelboard Company as of December 31, 2003 and March 31, 2004 are included below. The financial statements are included as Northwood Panelboard Company was deemed in 2003 to be a significant subsidiary under Rule 3-09 under Regulation S-X. Our investment in Northwood Panelboard was sold in the first quarter of 2004.

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

The Partnership has a revolving credit agreement with a bank that allows for borrowings up to $10,000,000 until January 27, 2004 at any one or a combination of the following interest rates:

•	Prime commercial lending rate,

•	1/2 of 1% in excess of the relevant fixed certificate of deposit rate, or

•	1.25% in excess of the Eurodollar quoted rate.

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

Organization and ownership

Northwood Panelboard Company [the “Partnership”] is a partnership, organized under the Minnesota Uniform Partnership Act, between Mead Panel board, Inc. [a wholly-owned subsidiary of MeadWestvaco Corporation] and Nexfor (USA), Inc. [a wholly-owned subsidiary of Nexfor Inc.]. Each partner had a 50% interest in the Partnership’s equity and any distributions. The Partnership operates an oriented strand board mill near Bemidji, Minnesota.

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

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Northwood Panelboard Company

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2005.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 82 and 83 of the 2005 Annual Report to Shareholders which is incorporated by reference in this Annual Report on Form 10-K.

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2005, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

As of December 31, 2004, we did not maintain effective controls over the determination and reporting of the provision for income taxes and related deferred income tax balances. Accordingly, management determined that the condition constituted a material weakness at December 31, 2004. Changes in the design of the control procedures over the provision for income taxes and related income tax balances to both the quarterly and annual financial reporting periods were implemented in 2005. These included among other things: hired a new Vice President of Tax; expanded supervisory activities and monitoring techniques; educated and trained individuals involved in accounting and reporting for income taxes; and enhanced the reconciliation of income tax accounts.

Disclosure Controls, Internal Controls and CEO and CFO Certifications.

Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

We also reviewed our “internal control over financial reporting” for purposes (among other matters) of identifying any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, as discussed below.

Appearing as exhibits to this Annual Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of the Annual Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4(c) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The certifications by our Chief Executive Officer and Chief Financial Officer of this Annual Report on Form 10-K, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Annual Report on Form 10-K, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

Limitations on the Effectiveness of Controls.

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We monitor our disclosure controls and procedures and internal control over financial reporting and make modifications as necessary; our intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Scope of the Controls Evaluation.

The CEO/CFO evaluation of our disclosure controls and procedures included a review of the disclosure controls and procedures’ objectives and design, the disclosure controls and procedures’ implementation by the company and the effectiveness of the disclosure controls and procedures in ensuring that material information relating to the company and its subsidiaries is made known to management and is appropriately reflected in our SEC filings and submissions. This type of evaluation is conducted on a quarterly basis so that the conclusions concerning effectiveness of disclosure controls and procedures can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

Our internal control over financial reporting is also evaluated on an ongoing basis by the Internal Audit Department and by other personnel in our Finance organization. Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, or whether we had identified any acts of fraud involving management or other employees who have a significant role in our internal control over financial reporting. This information was important both as a matter of good corporate practice and because item 5 in the Section 302 Certifications requires that the CEO and CFO disclose that information to the Board’s Audit Committee and to its independent auditors and to report material weaknesses in this Item of the Annual Report. An internal control deficiency is present when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A “significant deficiency” is a control deficiency, or a combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our annual or interim financial statements, that is more than inconsequential, will not be prevented or detected. A “material weakness” is a significant deficiency or a combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Item 9B.	Other information

None.

Part III

Item 10.	Directors and executive officers of the registrant

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2006 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 24, 2006, and is incorporated herein by reference. A portion of the information required by this item for the MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2006 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 24, 2006, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2006 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 24, 2006, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions

Information required by this item will be contained in MeadWestvaco’s 2006 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 24, 2006, and is incorporated herein by reference.

Item 14.	Principal accountant fees and services

Information required by this item will be contained in MeadWestvaco’s 2006 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 24, 2006, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and financial statement schedules

(a)	Documents filed as part of this report:

1.	Consolidated financial statements

The consolidated financial statements of MeadWestvaco Corporation and consolidated subsidiaries listed below are incorporated herein by reference to the following pages of the MeadWestvaco 2005 Annual Report to Shareholders and are attached hereto as Exhibit 13:

Page

Consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003	28

Consolidated balance sheets at December 31, 2005 and 2004	29

Consolidated statements of shareholders’ equity for the years ended December 31, 2005, 2004 and 2003	30-31

Consolidated statements of cash flows for the years ended December 31, 2005, 2004 and 2003	32-33

Notes to financial statements	34-79

Report of independent registered public accounting firm	82-83

2.	Consolidated financial statement schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 3.1 to the company’s Form 8-K filed on January 29, 2002, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant, previously filed as Exhibit 4.2 to the company’s Form S-8 filed on March 1, 2004, File No. 333-113183, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4.1 to the company’s Form 8-K on April 2, 2002, and incorporated herein by reference.

4.2	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.3	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.4	Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.5	Fifth Supplemental Indenture between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.6	Sixth Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.7	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984, and incorporated herein by reference.

4.8	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A dated January 29, 2002, and incorporated herein by reference.

4.9	Indenture dated as of July 15, 1982 between The Mead Corporation and The Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991, previously filed as Exhibit 4.ix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.10	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.x to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.11	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.13	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

10.1+	The Westvaco Corporation Savings and Investment Restoration Plan, as amended, effective January 1, 1990, and Retirement Income Restoration Plan and Excess Benefit Plan, as amended, effective January 1, 1990, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1989, File No. 1-3013, and incorporated herein by reference.

10.2+	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective January 1, 1991, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1991, File No. 1-3013, and incorporated herein by reference.

10.3+	Amendment to the Westvaco Corporation Savings and Investment Restoration Plan, effective October 1, 1995, previously filed as Exhibit 10(e) to Westvaco’s Annual Report on Form 10-K for the fiscal year ended October 31, 1996, File No. 1-3013, and incorporated herein by reference.

10.4+	The Westvaco Corporation Deferred Compensation Plan effective March 1, 2001, previously filed as Exhibit 10.c to Westvaco’s Quarterly Report on Form 10-Q/A for the period ended April 30, 2001, File No. 1-3013, and incorporated herein by reference.

10.5+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference; SEC File No. 333-81638.

10.6+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.7+	1985 Supplement to The Mead Corporation’s Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.8+	The Mead Corporation Excess Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxx to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.9+	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.10+	The Mead Corporation Excess Earnings Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.11+	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.12+	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.14+	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.16+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.17+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.18+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.19+	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.20+	The Mead Corporation Amended and Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxxi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.21+	The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation Annual and Long-term Incentive Plan (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.40 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Annual and Long-term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.41 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.24	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended, previously filed as Exhibit 10.xxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, incorporated herein by reference.

10.25	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended, previously filed as Exhibit 10.xxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, incorporated herein by reference.

10.26+	Form of Employment Agreement for John A. Luke, Jr. and James A. Buzzard, dated January 29, 2004, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, incorporated herein by reference.

10.27+	Form of Employment Agreement for Mark T. Watkins, dated January 29, 2004, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, incorporated herein by reference.

10.28	Equity and Asset Purchase Agreement dated January 14, 2005 between Registrant and Maple Acquisition LLC, previously filed on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.29	$1 billion Five-Year Credit Agreement dated as of December 1, 2004 among the Registrant, The Bank of New York, as agent, and the banks named therein, as amended on December 1, 2005 to reduce the Credit Facility from $1 billion to $750 million and to extend the maturity date to December 1, 2010, previously filed on the company’s Form 8-K on December 19, 2005.

10.30+	MeadWestvaco Corporation 2005 Compensation for Non-Employee Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.31+	MeadWestvaco Corporation 2005 Compensation for Named Executive Officers, previously filed as Exhibit 10.31 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.32+	MeadWestvaco Corporation 2005 Performance Incentive Plan, previously filed as Annex D to the company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, and incorporated herein by reference.

10.33+*	MeadWestvaco Corporation Executive Retirement Plan effective January 29, 2004.

10.34+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2003, previously filed as exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.35+	Form of Employment Agreement dated January 29, 2004 for Wendell L. Willkie, II, previously filed as exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.36+	Form of Employment Agreement dated September 30, 2004 for E. Mark Rajkowski, II, previously filed as exhibit 10.34 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

13.*	Page 2 through 83 of the MeadWestvaco 2005 Annual Report to Shareholders, incorporated by reference in response to Item 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

March 1, 2006	/s/ E. Mark Rajkowski
Name: E. Mark Rajkowski Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	March 1, 2006
John A. Luke, Jr.

/s/ E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	March 1, 2006
E. Mark Rajkowski

/s/ John E. Banu	Controller (Principal Accounting Officer)	March 1, 2006
John E. Banu

/s/ Michael E. Campbell	Director	March 1, 2006
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	March 1, 2006
Dr. Thomas W. Cole, Jr.

/s/ Duane E. Collins	Director	March 1, 2006
Duane E. Collins

/s/ James G. Kaiser	Director	March 1, 2006
James G. Kaiser

/s/ Richard B. Kelson	Director	March 1, 2006
Richard B. Kelson

/s/ John A. Krol	Director	March 1, 2006
John A. Krol

/s/ Susan J. Kropf	Director	March 1, 2006
Susan J. Kropf

/s/ Douglas S. Luke	Director	March 1, 2006
Douglas S. Luke

/s/ Robert C. McCormack	Director	March 1, 2006
Robert C. McCormack

/s/ Timothy H. Powers	Director	March 1, 2006
Timothy H. Powers

/s/ Edward M. Straw	Director	March 1, 2006
Edward M. Straw

/s/ Jane L. Warner	Director	March 1, 2006
Jane L. Warner

/s/ J. Lawrence Wilson	Director	March 1, 2006
J. Lawrence Wilson

EXHIBIT INDEX

10.33	MeadWestvaco Corporation Executive Retirement Plan effective January 29, 2004.

13.	Attached hereto is a copy of the MeadWestvaco 2005 Annual Report to Shareholders, specifically pages 2 through 83, incorporated by reference in response to Items 1, 7, 7A and 8 of this Annual Report on Form 10-K. Except for the information that is expressly incorporated by reference, the Annual Report to Shareholders is furnished for the information of the Securities and Exchange Commission and is not deemed to be filed as part of this report.

21.	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.

MeadWestvaco Corporation

World Headquarters

One High Ridge Park

Stamford, Connecticut 06905

www.meadwestvaco.com