Form 10-Q
period 2006-03-31
MEADWESTVACO CORP
filed 2006-05-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	One High Ridge Park Stamford, CT 06905 Telephone 203-461-7400 (Address and telephone number of
(State of incorporation)
31-1797999
(I.R.S. Employer Identification No.)	registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At April 28, 2006, the latest practicable date, there were 181,147,398 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	First Quarter Ended March 31
	2006	2005
Net sales	$1,434	$1,373

Cost of sales	1,217	1,148
Selling, general and administrative expenses	194	189
Interest expense	50	52
Other income, net	(29)	(40)

Income from continuing operations before income taxes	2	24
Income tax (benefit) provision	(1)	7

Income from continuing operations	3	17
Discontinued operations, net of tax	—	(23)

Net income (loss)	$3	$(6)

Income (loss) per share - basic and diluted:
Income from continuing operations	$0.02	$0.08
Discontinued operations	—	(0.11)

Net income (loss)	$0.02	$(0.03)

Shares used to compute net loss per share:
Basic	180.6	204.1
Diluted	181.1	205.9

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$322	$297
Accounts receivable, net	736	922
Inventories	760	714
Other current assets	100	97

Current assets	1,918	2,030

Property, plant, equipment and forestlands, net	4,439	4,487

Prepaid pension asset	1,007	994
Goodwill	566	559
Other assets	852	838

	$8,782	$8,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$377	$416
Accrued expenses	541	613
Notes payable and current maturities of long-term debt	12	13

Current liabilities	930	1,042

Long-term debt	2,407	2,417
Other long-term obligations	777	814
Deferred income taxes	1,159	1,152

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 180,559,740 (2005 –181,418,672)	2	2
Additional paid-in capital	3,309	3,294
Retained earnings	205	243
Accumulated other comprehensive loss	(7)	(56)

	3,509	3,483

	$8,782	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Quarter Ended March 31
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3	$(6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	122	127
Deferred income taxes	15	(8)
Gain on sales of assets	(14)	(40)
Pension income before settlements and curtailments	(13)	(18)
Discontinued operations	—	23
Changes in working capital, excluding the effects of acquisitions and dispositions	(1)	(68)
Other, net	(8)	5

Net cash provided by operating activities of continuing operations	104	15
Net cash used in discontinued operations	—	(47)

Net cash provided by (used in) operating activities	104	(32)

Cash flows from investing activities:
Capital expenditures	(48)	(51)
Proceeds from sales of assets	27	55
Sale of short-term investments	—	5
Discontinued operations	—	2
Other	(2)	7

Net cash (used in) provided by investing activities	(23)	18

Cash flows from financing activities:
Repayment of long-term debt	(1)	(15)
Notes payable, net	—	(25)
Stock repurchased and put option	(47)	—
Proceeds from issuance of common stock and exercises of stock options	11	25
Changes in book overdrafts	18	13
Dividends paid	(42)	(47)

Net cash used in financing activities	(61)	(49)

Effect of exchange rate changes on cash	5	—

Increase (decrease) in cash and cash equivalents	25	(63)

Cash and cash equivalents:
At beginning of period	297	270

At end of period	$322	$207

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

MeadWestvaco Corporation, a Delaware corporation, is a global packaging company that delivers high-value packaging solutions and products to the world’s most recognized companies in the food and beverage, media and entertainment, personal care, cosmetic and healthcare industries. The company also has market-leading positions in its Consumer and Office Products, Specialty Chemicals and Specialty Papers businesses. The terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005, except for accounting changes described below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Certain prior period amounts have been reclassified in these financial statements to conform to the 2006 financial statement presentation.

Accounting Changes

The company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006, using the modified prospective method. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. This change in accounting resulted in the recognition of incremental noncash compensation expense of $4 million ($2 million net of tax, or $0.01 per share), for the quarter ended March 31, 2006 compared to the same quarter last year. The total compensation expense of $5 million presented in the consolidated statement of operations for the quarter ended March 31, 2006, includes $4 million in selling, general and administrative expenses and $1 million in cost of sales. The cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123R was immaterial to the consolidated financial statements. See Note 13 for further detail on stock-based compensation.

Prior to January 1, 2006, the company measured compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. The company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. In January 2003, the company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and net income (loss) per share would have changed to the unaudited pro forma amounts as follows for the quarter ended March 31, 2005:

In millions, except per share data	First Quarter Ended March 31
2005
Net income (loss) –
As reported	$(6)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	3

Pro forma net income (loss)	$(8)

Income (loss) per share - basic and diluted
As reported	$(0.03)
Pro forma	(0.04)

2. Restructuring

Quarter ended March 31, 2006

In connection with the cost reduction initiative announced last year, during the quarter ended March 31, 2006, MeadWestvaco recorded pretax restructuring charges of $4 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $2 million was recorded within each of cost of sales and selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the first quarter of 2006, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $1 million, related primarily to employee benefit costs covering approximately 60 employees. As of March 31, 2006, about half of the affected employees had been separated from the company. The remaining employees will separate by the end of 2006.

Consumer and Office Products:

In the company’s Consumer and Office Products operations, the company recorded charges of $1 million related primarily to employee benefit costs covering approximately 20 employees. As of March 31, 2006, almost all of the affected employees had been separated from the company. The remaining employees will separate by the end of 2006.

All Other:

During the quarter, the company recorded additional charges of approximately $2 million related to asset writedowns and employee separation costs covering approximately nine employees. As of March 31, 2006, about half of these employees had separated from the company, and the remaining employees will separate by the end of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$—	$1	$1
Consumer and Office Products	—	1	1
All other	1	1	2

	$1	$3	$4

Year ended December 31, 2005

During the quarter ended March 31, 2005, MeadWestvaco recorded pretax restructuring charges of $8 million for employee separation costs, asset writedowns and other restructuring-related costs for Packaging, Consumer and Office Products and Corporate and other of $4 million, $2 million and $2 million, respectively. The Consumer and Office Products charges were offset by gains of $2 million resulting from the sale of previously written-down assets. Approximately $3 million was recorded within each of cost of sales and selling, general and administrative expenses.

For the year ended December 31, 2005, MeadWestvaco recorded total pretax charges of $29 million for asset writedowns, facility closures and employee separation costs, of which $18 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2005, the company incurred charges of $14 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a packaging converting plant in the U.S. and various other restructuring activities in its packaging operations in the U.S. and Europe. The charges included employee separation costs of $9 million related to approximately 250 employees. Most of these employees have separated from the company as of March 31, 2006. The remaining $5 million included $4 million of asset impairments and $1 million of other closure-related costs.

Consumer and Office Products:

During 2005, the company recorded charges of $8 million for asset writedowns, employee separation costs and other restructuring costs incurred in connection with various restructuring activities in its consumer and office products manufacturing operations in North America. The charges included employee separation costs of $1 million, related to approximately 50 employees, $2 million for asset writedowns, including assets impairments of $1 million, and $5 million for other closure-related costs. Most of these employees have separated from the company as of March 31, 2006. Additionally during the first half of the year, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

Also during 2005, the company recorded charges of approximately $6 million related to employee separation costs

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

covering approximately 190 employees. As of March 31, 2006, about 85% of these employees had separated from the company, and the remaining employees will be separated by the third quarter of 2006. Additionally, the company incurred charges of $3 million for other restructuring-related costs.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first quarter of 2006:

Productivity Initiative (initiated in 2004)

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$2	$2	$4
Current charges	—	—	—
Payments	(2)	—	(2)

Balance of related accruals at March 31, 2006	$—	$2	$2

Cost Initiative (initiated in 2005)

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$5	$2	$7
Current charges	3	1	4
Payments	(2)	(1)	(3)

Balance of related accruals at March 31, 2006	$6	$2	$8

3. Inventories and Property, Plant and Equipment

Inventories consist of:

In millions	March 31 2006	December 31 2005
Raw materials	$177	$170
Production materials, stores and supplies	104	101
Finished and in process goods	479	443

	$760	$714

Property, plant and equipment is net of accumulated depreciation of $3.3 billion and $3.2 billion at March 31, 2006 and December 31, 2005, respectively.

4. Goodwill and Other Intangible Assets

Unless otherwise deemed necessary by events or changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2006		December 31, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$207	$43	$207	$41
Customer contracts and lists	102	34	105	35
Patents	39	21	40	21
Other – primarily licensing rights	31	11	36	10

	$379	$109	$388	$107

The company recorded amortization expense of $7 million and $9 million for the quarters ended March 31, 2006 and 2005, respectively.

Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2006 and each of the succeeding five years is as follows: 2006 - $31 million; 2007 - $30 million; 2008 - $25 million; 2009 - $25 million; 2010 - $23 million and 2011 - $19 million. As acquisitions and dispositions occur in the future, these amounts may vary.

5. Employee Retirement and Postretirement Benefits

Retirement Plans - MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under unfunded benefit plans. Benefits are based on a final average pay formula for the salaried plans and a unit benefit formula for the bargained hourly plans. Prior service cost is amortized on a straight-line basis over the average remaining service period for active employees. Unrecognized prior service cost and actuarial gains and losses in the retirement benefit plans subject to amortization are amortized over the average remaining service, which is about 11 years. Contributions are made to the funded U.S. plans in accordance with ERISA requirements and the foreign plans in accordance with the applicable funding requirements.

Postretirement Plans - MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Unrecognized prior service cost and actuarial gains and losses in the postretirement benefit plans subject to amortization are amortized over the average remaining service, which is about eight years.

Passage of the Medicare Prescription Drug Improvement and Modernization Act of 2003 resulted in a reduction in the company’s 2005 postretirement benefit obligation of $11 million and an expected reduction in its 2006 postretirement benefit cost of $1 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of net periodic benefit cost (income) for each of the periods presented are as follows:

First quarter ended March 31

In millions	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
Service cost—benefits earned during the period	$14	$13	$1	$1
Interest cost on projected benefit obligation	35	37	2	3
Expected return on plan assets	(65)	(74)	—	—
Amortization of prior service cost	2	2	—	(1)
Amortization of net loss	1	1	—	1

Net periodic benefit (income) cost before settlements and curtailments	$(13)	$(21)	$3	$4

Tabular amounts shown above for pension benefits were not adjusted for discontinued operations resulting from the sale of the company’s printing and writing papers business in 2005. Net periodic pension benefit income from continuing operations for the first quarter ended March 31, 2005 was $18 million.

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. Accordingly, no contributions have been made to these plans for the quarters ended March 31, 2006 and March 31, 2005.

The company expects to pay about $20 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2006. During the quarter ended March 31, 2006, about $5 million was paid. The company presently anticipates paying an additional $15 million during the remainder of 2006.

Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits

In accordance with the provisions of SFAS 88 and 106, the company recorded a settlement loss in the bargained hourly retirement plan of approximately $110 million, in addition to a curtailment gain in the postretirement benefit plan of approximately $29 million, both relating to the sale of the printing and writing papers business during the second quarter of 2005. Plan assets, and related liabilities, of $303 million were transferred in July 2005 as part of the sale and the remaining bargained hourly retirement plan assets and liabilities retained by the company were remeasured using a discount rate of 5.5%, as was the postretirement benefits plan.

The company determines the discount rates by referencing indices for long-term, high-quality bonds, ensuring that the durations of those indices are not materially different from the duration of the plans’ liabilities, or if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

6. Income (loss) Per Common Share

Basic net income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding if dilutive. For the quarters ended March 31, 2006 and 2005, 12.4 million and 3.1 million awards, respectively, were excluded from the calculation of weighted average shares because the effect would be antidilutive on diluted earnings per share.

7. Segment Information

MeadWestvaco’s principal business segments are (1) Packaging, (2) Consumer and Office Products, and (3) Specialty Chemicals. In 2005, the company exited its printing and writing papers business, which is recorded as discontinued operations in the consolidated financial statements.

The Packaging segment produces bleached paperboard, Coated Natural Kraft paperboard™ (CNK®), kraft paperboard, linerboard and saturating kraft and packaging for consumer products markets. The Packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs, CDs, cosmetics and pharmaceutical products. In addition, the Packaging segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. These products are sold in North America, Latin America, Europe, Asia and the Pacific Rim.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four primary domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company’s specialty papers and forestry operations and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, legal settlements, net pension income, interest expense and income, goodwill impairment charges, gains on sales of forestlands and other activities.

The segments are measured on operating profits before restructuring charges, net pension income, interest expense and income, minority interest, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Sales between the segments are recorded primarily at market prices.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Sales			Segment Profit (Loss)
First Quarter Ended March 31, 2006 In millions	Trade	Inter- segment	Total
Packaging	$1,089	$2	$1,091	$60
Consumer and Office Products	195	—	195	(5)
Specialty Chemicals	106	8	114	9
Corporate and other	44	10	54	(62)

Total	1,434	20	1,454	2
Intersegment eliminations	—	(20)	(20)	—

Consolidated totals	$1,434	$—	$1,434	$2

	Sales			Segment Profit (Loss)
First Quarter Ended March 31, 2005 In millions	Trade	Inter- segment	Total
Packaging	$1,057	$2	$1,059	$79
Consumer and Office Products	183	—	183	(6)
Specialty Chemicals	88	8	96	4
Corporate and other	45	7	52	(53)

Total	1,373	17	1,390	24
Intersegment eliminations	—	(17)	(17)	—

Consolidated totals	$1,373	$—	$1,373	$24

8. Comprehensive Income (loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income (loss) for the quarter ended March 31, 2006 and 2005 was $52 million and $(1) million, respectively. The difference between net income (loss) and comprehensive income (loss) for the first quarter ended March 31, 2006 and 2005 primarily relates to the impact of foreign currency translations, unrealized gains (losses) on the investment in the debt security (PIK notes) and unrealized gains (losses) on derivative instruments. During the quarter ended March 31, 2006, the company recorded a net unrealized gain of $12 million on the payable-in-kind promissory notes (PIK notes) received as part of the consideration from the sale of the printing and writing papers business. This net unrealized gain is included in other comprehensive income (loss). See Note 12 for further discussion. The changes in the components of other comprehensive income (loss) for the quarters ended are as follows:

	First quarter ended March 31
In millions	2006	2005
Net income (loss)	$3	$(6)
Foreign currency translation	39	5
Change in unrealized gain on PIK notes	12	—
Change in unrealized loss on derivative instruments	(2)	—

Comprehensive income (loss)	$52	$(1)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2006, MeadWestvaco had recorded liabilities of approximately $27 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2006, there were approximately 300 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2006, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Other income, net

In millions	First quarter ended March 31
	2006	2005
(Gains) on sales of forestland	$(3)	$(42)
(Gains) losses on other asset sales	(11)	2
Transition services income	(5)	—
Investment income	(7)	(3)
Other, net	(3)	3

	$(29)	$(40)

11.	Shareholders’ Equity

In the first quarter of 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors.

Additionally, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. See Note 13 for further detail on stock-based compensation.

12. Discontinued Operations

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments) and $100 million in aggregate principal amount of senior unsecured payable-in-kind (PIK) promissory notes (fair value of $75 million at date of issuance) of a subsidiary of the purchaser. Refer to Note 8 for a discussion of the unrealized gain/loss on the PIK notes at March 31, 2006. As a result of the sale, the company incurred a pretax accounting loss on sale of approximately $916 million ($687 million after tax). The company began reporting the papers business as a discontinued operation in the first quarter of 2005.

The company recorded a loss from discontinued operations, net of income taxes, of $23 million, or $0.11 per share, for the quarter ended March 31, 2005. Included in discontinued operations is interest expense directly attributable to the papers business and an allocation of general interest expense pursuant to the guidance under EITF 87-24: Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the printing and writing papers business were classified as held-for-sale and were not depreciated or amortized in 2005. In connection with the sale of the printing and writing papers business, the company provided certain guarantees and indemnities to the buyer and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which did not result in a material impact on the company’s consolidated financial statements.

The following table shows the major categories for discontinued operations in the consolidated statement of operations for the quarter ended March 31, 2005 only, as the printing and writing papers business was sold effective April 30, 2005.

In millions, except per share amounts	First Quarter Ended March 31 2005

Net sales	$542
Cost of sales	445
Selling, general and administrative expenses	21
Interest expense	15
Other (income) expense, net	94

Loss before income taxes	(33)
Income tax benefit	(10)

Net loss	$(23)

Net loss per share	$(0.11)

13. Stock-Based Compensation

The company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006, using the modified prospective method. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. For all awards granted by the company, compensation expense is recognized on a straight-line basis over the vesting period. The company has used the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions, for awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting.

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the shareholders. At March 31, 2006, MeadWestvaco had five such plans under which shares are available for grant. There are an aggregate of 28 million shares reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (SARs), restricted stock and restricted stock units to key employees. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other stock-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of six months to three years and expire not later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

or limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of stock appreciation rights is generally limited to employees of the company that are located in countries where the issuance of stock options is not advantageous.

Options to purchase 1.3 million shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to approximately 500,000 shares to outside directors in the form of stock options or stock units. There were no options granted from this plan in 2005, or in the first quarter of 2006. Beginning in 2002, in lieu of options, each non-employee member of the Board of Directors was granted restricted stock units (or deferred stock awards), which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2005 and 2004, the annual grants consisted of 24,170 and 28,071 restricted stock units, respectively, for non-employee directors, and as of March 31, 2006, 92,264 of these shares of restricted stock units were issued and outstanding. There were 362,736 shares remaining for grant under this plan at March 31, 2006. In April 2006, an additional grant of 23,808 restricted stock units was awarded to non-employee members of the Board of Directors.

For all of the employee plans, there were 10.7 million shares available for grant as of March 31, 2006.

Stock Options and Stock Appreciation Rights

The company has estimated the fair value of its stock option and SAR awards granted after January 1, 2006, using a lattice-based option valuation model that uses assumptions noted in the following table. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. Expected volatilities are based on the historical and implied volatility of the company’s stock. The company uses historical data to estimate option and SAR exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options and SARs granted are expected to be outstanding. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Lattice-Based Option Valuation Assumptions	2006
Weighted average fair value of options granted during the period	$7.66
Weighted average fair value of SARs granted during the period	$7.18
Expected dividend yield for stock options	3.3%
Expected dividend yield for SARs	3.4%
Expected volatility	28%
Average risk-free interest rate for stock options	4.67%
Average risk-free interest rate for SARs	4.84%
Expected term for options and SARs (in years)	8.5

The total intrinsic value of options and SARs exercised during the quarter ended March 31, 2006 and 2005 was approximately $3 million and $5 million, respectively, resulting in tax deductions to realize benefits of approximately $1 million and $2 million, respectively. The following table summarizes stock option and SARs activity in the plans.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares, in thousands	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2006	15,240	$29.27
Granted	1,195	28.17
Exercised	(446)	25.39
Cancelled	(219)	30.84

Outstanding at March 31, 2006	15,770	29.27	5.0 years	$6.3
Exercisable at March 31, 2006	13,217	29.34	4.2 years	6.2

At March 31, 2006, there was approximately $15 million of unrecognized compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.4 years. Total compensation expense for stock options and SARs was $3 million, before tax, for the quarter ended March 31, 2006. The tax benefit associated with this expense was $1 million.

The company measures compensation expense related to the stock appreciation rights at the end of each period using the valuation model noted above. Changes in the fair value are reflected as an adjustment of accrued compensation and compensation expense in the periods in which the changes occur.

Restricted Stock and Restricted Stock Units

Pursuant to the MeadWestvaco Corporation Restricted Stock Plan, restricted common shares may be issued to certain employees and to directors who are not officers or employees of the company. During 2005 and 2004, there were 281,420 and 245,500 shares of restricted stock granted under this plan, respectively, with a cliff-vesting period of three years, and as of March 31, 2006, 509,370 of these shares of restricted stock were issued and outstanding.

A restricted stock unit is the right to receive a share of company stock. Units granted vest over three years. The units granted in the first quarter of 2006 consisted of both service and performance vesting restricted stock units. For the performance vesting units, the number of awards that vest is dependent upon the company’s performance over a three-year period. The fair value of each share of restricted stock and restricted stock unit is the market price of the company’s stock on the date of grant, and is charged to operations over the vesting period. The following table summarizes restricted stock and restricted stock unit activity in the plans.

Shares, in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2006	520	$29.06
Granted	723	28.16
Released	(10)	30.21

Outstanding at March 31, 2006	1,233	28.86

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2006, there was approximately $25 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted- average period of 2.3 years. Total compensation expense for restricted stock and restricted stock units was $2 million, before tax, for the quarter ended March 31, 2006. The tax benefit associated with this expense was $1 million. Dividends, payable in stock, accrue on the restricted stock unit grants and are subject to the same specified terms as the original grants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the first quarter ended March 31, 2006, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported income from continuing operations of $3 million, or $0.02 per share, compared to last year’s income from continuing operations of $17 million, or $0.08 per share. Net income for the quarter ended March 31, 2006, was $3 million, or $0.02 per share, compared to last year’s net loss of $6 million, or $0.03 per share. The net income for the first quarter of 2006 included after-tax gains of $2 million, or $0.01 per share, on the sale of forestland, and after-tax charges for restructuring related to the company’s cost initiative of $2 million, or $0.01 per share. Comparable amounts for the net loss for the first quarter of 2005 included an after-tax loss from discontinued operations of $23 million, or $0.11 per share, after-tax gains of $25 million, or $0.12 per share, on the sale of nonstrategic forestland, and after-tax charges for restructuring related to the company’s productivity initiative of $3 million, or $0.01 per share.

In this seasonally slow period, we experienced modest demand growth for many of our products compared to the same period in 2005 with revenue increases in all of the business segments and improved results in Consumer and Office Products and Specialty Chemicals compared to last year. In addition to increased demand, the sales improvement was driven by progress made in our efforts to obtain higher selling prices in all of the business segments in response to the increasing costs for energy, raw materials and freight.

In the packaging segment, sales improvements in the first quarter compared to prior year were due to higher price realization in many of the businesses and improved demand in aseptic and commercial print paperboard packaging, CNK packaging, and healthcare packaging for consumers. The segment’s beverage packaging business experienced an increase in sales year over year due to price increases and favorable mix improvements. Additionally, sales volume increased in Europe for beverage and dairy packaging, while volume was similar to the first quarter of 2005 for beverage packaging in North America. Converted packaging for consumers also contributed to higher segment sales with growth in European healthcare and tobacco packaging markets and U.S. cosmetics and personal care markets. Operating profit for the first quarter of 2006 was down compared to prior year. Although many of the businesses in the segment experienced improvements in selling prices, volume and operating performance, the progress we made in those areas was more than offset by higher costs associated with raw materials, energy and freight. The segment’s actions taken last year to close or sell several converting facilities contributed positively to results in 2006.

The first quarter is a seasonally slow period for the Consumer and Office Products segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year. Despite the normally slower season, sales for the first quarter of 2006 were higher than for the same period last year, benefiting from additional volume and enhanced product mix, and the back-to-school season in the segment’s Brazilian operation. Although the business operated well in the quarter, segment results continued to be challenged by higher material costs, especially uncoated paper, and by low-priced imported products. The first quarter is also a seasonally slower quarter for the Specialty Chemicals segment. However, sales were up considerably in the first quarter over the same period last year. Higher selling prices and volume growth in performance chemicals drove the increase. Operating profit continued to be affected by higher raw materials costs, especially for crude tall oil and petroleum-based products.

In 2005, we launched a new cost reduction initiative to improve the efficiency of our business model. As part of the initiative, we are focusing on reducing the general and administrative cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. We also plan to reduce our real estate footprint and streamline our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $200 million, before inflation, on an annual run rate basis by the end of 2007. In 2005, specific actions were completed that resulted in annual run rate savings of about $65 million, before inflation. Our goal for 2006 is to realize another $65 million in annual run rate savings, and in the quarter ended March 31, 2006, actions taken as part of this initiative resulted in annual run rate savings of about $10 million, before inflation. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new center for packaging innovation, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. The changes are expected to begin in the second quarter of 2006 and are expected to be completed by early 2007.

We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. This change in accounting resulted in the recognition of incremental noncash compensation expense of $4 million ($2 million net of tax, or $0.01 per share), for the quarter ended March 31, 2006, and for the full year, the incremental noncash expense is currently estimated to be approximately $15 million before taxes. Compensation expense related to share-based awards presented in the consolidated financial statement of operations for the quarter ended March 31, 2006 was $5 million pretax, of which $4 million was recorded in selling, general and administrative expenses and $1 million in cost of sales. The full year expense is currently estimated to be a noncash expense of approximately $20 million before taxes. The company provides various stock-based compensation plans, all of which have been approved by the shareholders. These plans provide for the granting of service and performance based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units to key employees. See Note 13 to these consolidated financial statements for further detail on stock-based compensation.

Recent Developments

On April 27, 2006, we signed a definitive agreement with Compagnie de Saint-Gobain (“CSG”) to acquire Saint-Gobain Calmar (“Calmar”), for $710 million in cash, subject to specified post-closing purchase price adjustments, in exchange for the stock of Calmar and other subsidiaries of CSG. In addition, Compagnie de Saint-Gobain will indemnify MeadWestvaco for certain specified liabilities related to the previous operations of the business. The transaction, which is not contingent on financing, has been approved by the Board of Directors of MeadWestvaco and is expected to close in the summer of 2006, subject to customary conditions, including the receipt of regulatory approvals.

Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

The company plans to fund the purchase using a combination of cash on hand and proceeds from debt financing.

Results of Operations

Presented below are results for the first quarter ended March 31, 2006 and 2005 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	First quarter ended March 31
	2006	2005
Sales	$1,434	$1,373
Cost of sales	1,217	1,148
Selling, general and administrative expense	194	189
Interest expense	50	52
Other income, net	(29)	(40)

	2	24
Income tax (benefit) provision	(1)	7

Income from continuing operations	3	17
Loss from discontinued operations, net of tax	—	(23)

Net income (loss)	$3	$(6)

Income (loss) per share – basic and diluted:
Income from continuing operations	$0.02	$0.08
Discontinued operations	—	(0.11)

Net income (loss)	$0.02	$(0.03)

Sales for the quarter ended March 31, 2006 were $1.43 billion compared to sales of $1.37 billion for the quarter ended March 31, 2005, an increase of over 4%. Increased sales were primarily the result of higher selling prices across all of our businesses as well as higher overall volume across the company, which helped offset the impact of higher input costs. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended March 31, 2006 was $1.22 billion compared to $1.15 billion for the same quarter last year. Cost of sales increased 6% in the first quarter of 2006 compared to 2005, and the company’s gross margin decreased by more than a full percentage point to just over 15%, driven primarily by continued increases in energy, raw materials and freight prices compared to the same period last year. Maintenance expense, also included in cost of sales, was approximately $8 million higher in the first quarter of 2006 compared to the same period of the prior year, due to some unplanned maintenance needed in the mill-based businesses. During the first quarter of 2006, the company’s bleached paperboard mill-based businesses ran on a reduced schedule in anticipation of the indefinite shutdown of an older, smaller bleached paperboard machine, which took place at the end of the quarter. The effects of the reduced schedule are reflected in cost of sales.

Selling, general and administrative expenses of $194 million recorded in the first quarter of 2006 increased from $189 million reported in the first quarter of 2005, but as a percentage of sales decreased slightly compared to the same period last year. Our general and administrative cost reductions were offset by the impact of accounting changes for stock-based compensation, lower pension income, salary and benefit inflation and higher expenses related to two major SAP implementations.

Pension income before settlements and curtailments from continuing operations was $13 million and $18 million for the first quarters of 2006 and 2005, respectively. Pension income is reported in Corporate and other for segment reporting.

Other income, net, was $29 million in the first quarter of 2006 compared to $40 million in the first quarter of 2005. The decrease in the current quarter is primarily the result of lower gains on the sales of forestland compared to prior year. Gains on the sales of forestland were $3 million before taxes in the first quarter of 2006 compared to gains of $42 million before taxes in the first quarter of 2005. Also included in the quarter ended March 31, 2006, were gains of $11 million from the sales of corporate real estate from previously closed locations.

For the quarter ended March 31, 2006, the effective tax rate from continuing operations was a benefit of approximately 50% compared to a provision of 29% last year. The benefit in the quarter ended March 31, 2006 is related to a small tax credit recorded in the quarter. The tax rate for the full year of 2006 is expected to be approximately 17% due to lower tax rates associated with foreign operations and other permanent tax differences.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other.

Packaging Segment

In millions	First quarter ended March 31
	2006	2005
Sales	$1,091	$1,059
Segment profit[1]	60	79

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, Coated Natural Kraft paperboard™ (CNK®), kraft paperboard, linerboard and saturating kraft and packaging for consumer products markets. The Packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs, CDs, cosmetics and pharmaceutical products. In addition, the Packaging segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. These products are sold in North America, Latin America, Europe, Asia and the Pacific Rim.

Sales in the Packaging segment increased 3% to $1.09 billion in the first quarter of 2006 compared to sales of $1.06 billion in the first quarter last year. Sales improvements in the first quarter compared to prior year were due to higher price realization in many the businesses and improved demand in aseptic and commercial print paperboard packaging, CNK packaging, and healthcare packaging for consumers. Shipments of bleached paperboard overall were lower than the levels of the first quarter of 2005, as we expected, in line with our announced capacity reduction related to commodity bleached paperboard and the indefinite shutdown of two older, smaller bleached paperboard machines. Shipments of bleached paperboard were 409,000 tons in the first quarter of 2006 compared to 421,000 tons in the first quarter of 2005. Shipments of CNK of 269,000 tons in the first quarter of 2006 were up 10% compared to 245,000 tons in the same period last year. CNK shipments were higher for our global beverage packaging business, as well as for the open market in Europe and North America. Shipments were also ahead of last year for our Brazilian packaging business, Rigesa, especially in our growing folding carton business. Linerboard shipments were 98,000 tons in the first quarter of 2006 compared to 123,000 tons in the first quarter of 2005, reflecting a shift of production to other higher margin products. Bleached paperboard prices increased about 2% over the prior year, CNK prices increased about 3% and linerboard prices were flat compared to the same period last year. The segment’s beverage packaging business experienced an increase in sales year over year due to price increases and favorable mix improvements. Additionally, sales volume increased in Europe for beverage and dairy packaging, while volume was similar to the first quarter of 2005 for beverage packaging in North America. Converted packaging for consumers also contributed to higher segment sales with growth in European healthcare and tobacco packaging markets and U.S. cosmetics and personal care markets. The first quarter is a seasonally slower quarter for media and entertainment packaging in the wake of the holiday buying season, but demand was weaker compared to the same period last year due to the lack of new movie title releases and weaker consumer demand for DVDs and video games.

Operating profit for the first quarter of 2006 was $60 million compared to prior year operating profit of $79 million. As noted above, many of the businesses in the segment experienced improvements in selling prices, volume and operating performance, but the progress we made in those areas was more than offset by higher costs associated with raw materials, energy and freight. In Europe, improved volume and mix in tobacco, healthcare, dairy and beverage packaging had a positive impact on segment earnings, while earnings in media and entertainment globally were down from the stronger first quarter of 2005. The segment’s actions taken last year to close or sell several converting facilities contributed positively to results in 2006. Year-over-year for the quarter, increased prices for raw material, energy and freight of $35 million adversely affected segment earnings. Earnings benefited by $8 million from price and volume increases and mix improvement, $3 million from favorable currency exchange rates related to our Brazilian operations and $5 million from other favorable manufacturing variances.

Consumer and Office Products Segment

In millions	First quarter ended March 31
	2006	2005
Sales	$195	$183
Segment loss[1]	(5)	(6)

[1]	Segment profit (loss) is measured as results before restructuring charges, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

The first quarter is a seasonally slow period for this segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year. Sales for the first quarter of 2006 were 7% higher than for the same period last year, benefiting from additional volume and enhanced product mix, and the back-to-school season in the segment’s Brazilian operation. Although the Consumer and Office Products business operated well in the quarter, segment results continued to be challenged by higher material costs, especially uncoated paper, and by low-priced imported products. Year-over-year for the quarter, increased costs primarily for uncoated paper of $4 million and higher selling, general and administrative expenses of $2 million adversely affected segment earnings. Results benefited by $7 million from mix and volume improvements.

Specialty Chemicals Segment

In millions	First quarter ended March 31
	2006	2005
Sales	$114	$96
Segment profit[1]	9	4

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four primary domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

The first quarter is a seasonally slower quarter for this segment. However, sales were up 19% in the first quarter over the same period last year. Higher selling prices and volume growth in performance chemicals used in asphalts, dyes and printing inks, as well as activated carbon for the automotive markets and corrosion technology, drove the increase. Operating profit continued to be affected by higher raw materials costs, especially for crude tall oil and petroleum-based products. Year-over-year for the quarter, increased costs for raw material and energy of $10 million adversely affected segment earnings. Earnings benefited by $10 million from price increases and mix improvements and $5 million from favorable operating variances.

Corporate and other

In millions	First quarter ended March 31
	2006	2005
Sales	$54	$52
Corporate and other loss[1]	(62)	(53)

[1]	Corporate and other may include goodwill impairment charges, minority interest, debt retirement charges, restructuring expenses, pension income, interest expense and income, results for specialty paper and forestry operations and gains on asset sales.

Corporate and other includes the company’s specialty papers and forestry operations and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, legal settlements, net pension income, interest expense and revenue, goodwill impairment charges, gains on sales of forestlands and other activities.

The company recorded a loss of $62 million in Corporate and other in the first quarter of 2006 compared to a loss of $53 million in 2005. The increase in the loss was a result of lower gains on the sale of forestlands of $39 million, increased compensation expense related to SFAS 123R of $4 million, lower pension income of $5 million; partially offset by gains on asset sales of $13 million, increased transition services revenue from NewPage of $5 million, increased interest income of $4 million, favorable foreign exchange rates of $3 million, increased forestry earnings of $5 million (excluding land sales) and decreased other corporate expenses of $9 million.

Discontinued Operations

Discontinued operations for 2005, related to the sale of the printing and writing papers business, included only four months of operations as the business was sold on April 30, 2005.

The company recorded an after-tax loss from discontinued operations for the quarter ended March 31, 2005, of $23 million. Results in 2005 were negatively impacted by sale-related costs, including lease termination charges, asset impairments, debt extinguishment costs, pension settlement and curtailment losses, and other related costs.

Liquidity and Capital Resources

In the first quarter, cash generated from operations provided the major source of funds for the company. During 2005 and 2004, proceeds from the sale of nonstrategic assets provided a major source of funds for the company but are not expected to be a significant source of funds in 2006. Cash and cash equivalents totaled $322 million at March 31, 2006 compared to $297 million at December 31, 2005 and $207 million at March 31, 2005.

Operating Activities

The company generated $104 million of cash from continuing operating activities in the first quarter ended March 31, 2006 compared to cash provided by continuing operating activities of $15 million for the first quarter ended March 31, 2005. Operating cash flows were positively affected by improvements from working capital, due primarily to higher accruals and accounts payable balances, in the first quarter of 2006.

Investing Activities

The company used $23 million of cash from investing activities in the first quarter of 2006 compared to cash provided by investing activities of $18 million for the same period last year. Capital spending totaled $48 million for the quarter ended March 31, 2006, compared to $51 million for the same period last year. For 2006, the company expects capital spending to be between $300 million to $325 million. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis.

During the first quarter of 2006, the company completed the sale of approximately 1,000 acres of forestland generating proceeds of $3 million. Additionally, the company generated $24 million in proceeds from the sale of other real estate. In the first quarter of 2005, the company sold 11,000 acres of nonstrategic forestland generating proceeds of $45 million, and sold a corporate aircraft and other assets, generating proceeds of $10 million.

Financing Activities

The company used $61 million of cash in financing activities in the first quarter of 2006 compared to cash used in financing activities of $49 million for the first quarter ended March 31, 2005. MeadWestvaco has available a $750 million bank credit facility that expires in December 2010. The credit facility was not utilized at March 31, 2006. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

In the first quarter of 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors.

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 40.8% at March 31, 2006, 41.1% at December 31, 2005 and 44.6% at the end of the first quarter of 2005. At March 31, 2005, we had $12 million of notes payable and current maturities of long-term debt compared to $13 million at December 31, 2005.

In April 2006, Moody’s Investors Services announced that is has placed our credit ratings on “review for possible downgrade”. Following the company’s announcement to acquire Saint-Gobain Calmar, Standard & Poor’s Rating Services placed our credit ratings on “credit watch with negative implications”.

On each of January 24 and April 25 of 2006, the Board of Directors declared a dividend of $0.23 per share. During the first quarter of 2006 and 2005, the company paid $42 million and $47 million, respectively, in dividends to its shareholders. The change in the dividend amount for the first quarter of 2006 compared to the prior year is due to the reduction in outstanding shares resulting from the company’s share repurchase program. Outstanding shares at March 31, 2006 and 2005 were 180.6 million and 205.1 million, respectively.

Environmental and Legal Matters

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $34 million in environmental capital expenditures in 2006 and approximately $24 million in 2007. Approximately $47 million was spent on environmental capital projects in 2005.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2006, MeadWestvaco had recorded liabilities of approximately $27 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2006, there were approximately 300 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2006, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Outlook

We expect demand in our businesses to remain steady and anticipate normal seasonal improvement during the second quarter of 2006. We also plan to continue to seek higher selling prices to offset input costs, which remain at levels well-above the second quarter of last year.

In the Packaging segment, order backlogs in bleached paperboard and CNK in the second quarter are stronger than last year. As a result, we expect shipments to remain stable going into the second quarter and do not expect to take market-related downtime. Approximately 14,000 tons of market-related downtime was taken in the second quarter of 2005. Pricing for many of our mill-based products is also expected to improve year-over-year in the second quarter. The consumer packaging and beverage packaging businesses are expected to be seasonally stronger in the second quarter of 2006 compared to the first quarter of 2006, but not at the levels of the prior year due to higher raw material costs and weakness in media and entertainment packaging markets. As part of our overall productivity efforts and plans to reduce asset intensity, during 2005 and early 2006, we indefinitely shutdown two older, smaller bleached paperboard machines, reducing annual capacity of commodity bleached paperboard by approximately 200,000 tons. We expect to permanently shutdown these machines in 2006, if we complete successful trials and customer acceptance related to moving production to other machines. The impairment charges and other costs related to shutting down these two machines are expected to range between $30 million to $40 million and are included in the estimated restructuring charges for 2006.

Seasonal improvement is also anticipated in the Consumer and Office Products and Specialty Chemicals segments. As a result of the seasonal nature of the back-to-school selling season in the consumer and office products business, shipments in the second quarter could be affected by the timing of orders, shifting a portion of sales from the second quarter to the third quarter. Additionally, higher costs for uncoated paper compared to the prior year will continue to be a challenge in the second quarter. In the specialty chemicals business, sales for performance chemicals used in asphalts, dyes and printing inks, as well as activated carbon for the automotive markets and corrosion technology, are expected to improve.

Higher costs for raw materials, energy, and freight impacted all of our businesses in the first quarter of 2006, and we expect such cost inflation to continue to be a challenge in the second quarter compared to the same period of 2005. For the second quarter of 2006, we expect prices for raw materials, energy, and freight to be between $30 million to $40 million higher than in the second quarter of 2005.

In 2005, specific actions associated with the cost reduction initiative were completed that resulted in annual run rate savings of about $65 million, before inflation, and in the quarter ended March 31, 2006, actions taken as part of this initiative resulted in additional annual run rate savings of about $10 million. Our goal for 2006 is to realize another $55 million in annual run rate savings, before inflation. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new innovation center, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. The changes are expected to begin in the second quarter of 2006 and are expected to be completed by early 2007. As part of this initiative, the company expects to incur about $75 million to $100 million in restructuring and other related costs in 2006 and 2007.

In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There are 4.5 million shares remaining for repurchase under this program.

The company’s 2006 effective tax rate is estimated to be 17%.

Contractual Obligations

In the first quarter of 2006, the company entered into an agreement with Affiliated Computer Services (ACS), where ACS will provide primarily information technology infrastructure services to MeadWestvaco. As a result of the agreement, we will incur contractual obligations of approximately $200 million over the next 5 years. These obligations are in addition to the contractual obligations included in the company’s contractual obligations schedule disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. These costs will be offset by cost reductions associated with headcount, capital expenditures, and other information technology services.

Other Items including Restructuring and Business Improvement Actions

In connection with the cost reduction initiative announced last year, during the quarter ended March 31, 2006, MeadWestvaco recorded pretax restructuring charges of $4 million for employee separation costs, asset writedowns and other restructuring-related costs. Approximately $2 million was recorded within each of cost of sales and selling, general and administrative expenses. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the first quarter of 2006, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $1 million, related primarily to employee benefit costs covering approximately 60 employees. As of March 31, 2006, about half of the affected employees had been separated from the company. The remaining employees will separate by the end of 2006.

Consumer and Office Products:

In the company’s Consumer and Office Products operations, the company recorded charges of $1 million related primarily to employee benefit costs covering approximately 20 employees. As of March 31, 2006, almost all of the affected employees had been separated from the company. The remaining employees will separate by the end of 2006.

All Other:

During the quarter, the company recorded additional charges of approximately $2 million related to asset writedowns and employee separation costs covering approximately nine employees. As of March 31, 2006, about half of these employees had separated from the company, and the remaining employees will separate by the end of 2006.

The following table summarizes these charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$—	$1	$1
Consumer and Office Products	—	1	1
All other	1	1	2

	$1	$3	$4

Year ended December 31, 2005

During the quarter ended March 31, 2005, MeadWestvaco recorded pretax restructuring charges of $8 million for employee separation costs, asset writedowns and other restructuring-related costs for Packaging, Consumer and Office Products and Corporate and other of $4 million, $2 million and $2 million, respectively. The Consumer and Office Products charges were offset by gains of $2 million resulting from the sale of previously written-down assets. Approximately $3 million was recorded within each of cost of sales and selling, general and administrative expenses.

For the year ended December 31, 2005, MeadWestvaco recorded total pretax charges of $29 million for asset writedowns, facility closures and employee separation costs, of which $18 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively.

Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During 2005, the company incurred charges of $14 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a packaging converting plant in the U.S. and various other restructuring activities in its packaging operations in the U.S. and Europe. The charges included employee separation costs of $9 million related to approximately 250 employees. Most of these employees have separated from the company as of March 31, 2006. The remaining $5 million included $4 million of asset impairments and $1 million of other closure-related costs.

Consumer and Office Products:

During 2005, the company recorded charges of $8 million for asset writedowns, employee separation costs and other restructuring costs incurred in connection with various restructuring activities in its consumer and office products manufacturing operations in North America. The charges included employee separation costs of $1 million, related to approximately 50 employees, $2 million for asset writedowns, including assets impairments of $1 million, and $5 million for other closure-related costs. Most of these employees have separated from the company as of March 31, 2006. Additionally during the first half of the year, the company sold previously written-down assets, resulting in gains of $2 million.

All Other:

Also during 2005, the company recorded charges of approximately $6 million related to employee separation costs covering approximately 190 employees. As of March 31, 2006, about 85% of these employees had separated from the company, and the remaining employees will be separated by the third quarter of 2006. Additionally, the company incurred charges of $3 million for other restructuring-related costs.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first quarter of 2006:

Productivity Initiative (initiated in 2004)

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$2	$2	$4
Current charges	—	—	—
Payments	(2)	—	(2)

Balance of related accruals at March 31, 2006	$—	$2	$2

Cost Initiative (initiated in 2005)

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$5	$2	$7
Current charges	3	1	4
Payments	(2)	(1)	(3)

Balance of related accruals at March 31, 2006	$6	$2	$8

Critical Accounting Policies

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

Environmental and legal liabilities: We record accruals for estimated environmental liabilities when remedial efforts are probable and the costs can be reasonably estimated. These estimates reflect assumptions and judgments as to the probable nature, magnitude and timing of required investigation, remediation and monitoring activities, as well as availability of insurance coverage and contribution by other potentially responsible parties. Due to the numerous uncertainties and variables associated with these assumptions and judgments, and changes in governmental regulations and environmental technologies, accruals are subject to substantial uncertainties, and actual costs could be materially greater or less than the estimated amounts. We record accruals for other legal contingencies, which are also subject to numerous uncertainties and variables associated with assumptions and judgments, when the loss is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on the company’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. We recognize insurance recoveries when collection is reasonably assured.

Restructuring and other charges: We periodically record charges for the reduction of our workforce, the closure of manufacturing facilities and other actions related to business improvement and cost initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, environmental cleanup and other costs, which could differ from actual costs incurred.

Pension and postretirement benefits: Assumptions used in the determination of pension income and postretirement benefit expense, including the discount rate, the expected return on plan assets, and increases in future compensation and medical costs, are evaluated by management, reviewed with the plans’ actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs, which are more favorable than assumptions, can have the effect of lowering expense and cash contributions, and, conversely, actual results, which are less favorable than assumptions, could increase expense and cash contributions. In accordance with GAAP, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods.

In the first quarter of 2006, the company recorded pension income before settlements and curtailments of approximately $13 million before taxes, compared to $18 million recorded in 2005 and expects to record $50 million for the full year. The estimate assumes a long-term rate of return on plan assets of 8.5% and a discount rate of 5.5%.

At March 31, 2006, the asset value of each qualified plan exceeds each plan’s accumulated benefit obligation and the aggregate value of pension fund assets was approximately $3.21 billion compared to $3.17 billion at December 31, 2005.

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

Tangible assets: We review long-lived assets other than goodwill and indefinite-lived intangible assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment involves management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with its review of impairment of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. We will review the recorded value of our goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment involves management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Revenue recognition: We recognize revenue at the point when title and the risk of ownership passes to the customer.

Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company.

Stock-based compensation: We adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. The company provides various stock-based compensation plans, all of which have been approved by the shareholders. These plans provide for the granting of service and performance based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units to key employees. Considerable judgment must be exercised in determining assumptions used to value share-based awards. In any given period or periods, it is possible that the expense associated with share-based awards could be significant due to changes in the structure of our businesses, economic conditions, employee demographics and markets, as well as modifications of awards.

Income taxes: Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the enacted tax laws.

We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that it will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the valuation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

The company has tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. While actual results could vary, in management’s judgment, the company has adequate accruals with respect to the ultimate outcome of such unresolved tax matters.

Each quarter, management must estimate our effective tax rate for the full year. This estimate includes assumptions about the level of income that will be achieved for the full year in both its domestic and international operations. The forecast of full-year earnings includes assumptions about markets in each of our businesses as well as the timing of certain transactions, including forestland sales gains. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

Forward-Looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings expected from the company’s general and administrative cost reduction initiative; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There was no material change in the company’s exposure to market risk from December 31, 2005 to March 31, 2006, except as follows. During the first quarter of 2006, the company initiated a limited program of financial hedging activities to complement its existing supply agreements and purchasing requirements for natural gas. The impact of these hedging activities did not have a material effect on the consolidated financial statements for the first quarter of 2006.

Item 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2006, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

As a result of our contract with ACS to outsource a significant portion of our information technology operations, we will implement changes to internal control processes in certain areas to be outsourced. We expect the changes to begin in the second half of 2006 and continue through the first quarter of 2007.

Additionally, as we begin to implement changes related to our cost reduction initiative, new packaging platform, new innovation center, and consolidation of corporate activities to a new corporate headquarters, we will be making changes to certain internal control processes. These changes are expected to begin in the second quarter of 2006.

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

Appearing as exhibits to this Quarterly Report are the Certifications of the CEO and the CFO required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This Item of the Quarterly Report that you are currently reading is the information concerning the evaluation of the Disclosure Controls referred to in Item 4(c) of the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented. The certifications by our Chief Executive Officer and Chief Financial Officer of this Quarterly Report on Form 10-Q, as required by Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as Exhibits 31.1 and 31.2 to this report. The certifications by such officers of this Quarterly Report on Form 10-Q, as required by Section 906 of the Sarbanes-Oxley Act of 2002, have been furnished to the SEC as Exhibits 32.1 and 32.2 to this report.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the quarter ended March 31, 2006, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. RISK FACTORS

During the quarter ended March 31, 2006, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMMON STOCK REPURCHASES

(c) The total stock option swaps and common stock shares repurchased by the company during the quarter ended March 31, 2006 are as follows:

	(a) Total Number of Shares (or Units) Purchased (in millions)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in millions)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2006 – January 31, 2006	—		—		—	—
February 1, 2006 – February 28, 2006	1.3	*	$36.08	*	—	—
March 1, 2006 – March 31, 2006	—		—		—	—

*	In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under a share put option related to the company’s past acquisition of a consolidated investment are not a reduction of the share repurchases authorized by the Board of Directors. The sale agreement associated with the investment gave the seller the right to put the shares back to the company at a fixed price per share.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of MeadWestvaco Corporation was held on April 25, 2006.

(b)	The directors named in the Proxy Statement were elected to three-year terms expiring in 2009, with the following results:

	FOR	WITHHELD
James G. Kaiser	161,621,089	2,853,355
Richard B. Kelson	161,618,711	2,855,733
John A. Krol	161,614,286	2,860,158
John A. Luke, Jr.	156,956,612	7,517,832

Directors whose terms of office continue: Michael E. Campbell, Dr. Thomas W. Cole, Jr., Susan J. Kropf, Douglas S. Luke, Robert C. McCormack, Timothy H. Powers, Edward M. Straw, Jane L. Warner.

(c)	The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm was ratified by a vote of 162,646,746 shares in favor, 774,949 shares in opposition and 1,052,749 shares in abstention.

(d)	The proposal to amend the company’s Amended and Restated Certificate of Incorporation in order to phase out the present three-year staggered terms of our directors and to provide instead for the annual election of all directors was approved by 161,818,723 shares in favor, 1,469,155 shares in opposition and 1,186,566 shares in abstention.

(e)	The proposal to amend the company’s Amended and Restated Certificate of Incorporation to provide for the removal of the 75% super majority vote requirement for the removal of a director prior to the expiration of his or her term was approved by 162,096,758 shares in favor, 1,167,850 shares in opposition and 1,209,836 shares in abstention.

(f)	The proposal from a stockholder recommending an amendment to the Company’s governance documents (certificate of incorporation or bylaws) to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders was not approved by 95,670,316 shares in opposition, 49,915,557 shares in favor and 4,570,567 shares in abstention.

Item 6. EXHIBITS

(a)	Exhibits

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

May 5, 2006	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer