Form 10-Q
period 2006-06-30
MEADWESTVACO CORP
filed 2006-08-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	11013 West Broad Street
(State of incorporation)	Glen Allen, Virginia 23060
Telephone 804-327-5200
31-1797999 (I.R.S. Employer Identification No.)	(Address and telephone number of registrant’s principal executive offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    YES  ☐    NO  ☒

At July 31, 2006, the latest practicable date, there were 181,175,105 shares of MeadWestvaco Common Stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Second Quarter Ended		First Half Ended
In millions, except per share amounts	June 30		June 30
	2006	2005	2006	2005
Net sales	$1,570	$1,587	$3,004	$2,960

Cost of sales	1,318	1,302	2,535	2,450
Selling, general and administrative expenses	233	179	427	368
Interest expense	50	54	100	106
Other (income) expense, net	(23)	75	(52)	35

Income (loss) from continuing operations before income taxes	(8)	(23)	(6)	1
Income tax benefit	(1)	(10)	(2)	(3)

Income (loss) from continuing operations	(7)	(13)	(4)	4
Discontinued operations	—	(70)	—	(93)

Net loss	$(7)	$(83)	$(4)	$(89)

Income (loss) per share - basic and diluted:
Income (loss) from continuing operations	$(0.04)	$(0.06)	$(0.02)	$0.02
Discontinued operations	—	(0.35)	—	(0.46)

Net loss	$(0.04)	$(0.41)	$(0.02)	$(0.44)

Shares used to compute net income (loss) per share:
Basic	180.6	199.9	180.6	202.0
Diluted	180.6	199.9	180.6	203.4

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$832	$297
Accounts receivable, net	817	922
Inventories	787	714
Other current assets	108	97

Current assets	2,544	2,030

Property, plant, equipment and forestlands, net	4,379	4,487

Prepaid pension asset	1,019	994
Goodwill	565	559
Other assets	722	838

	$9,229	$8,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$409	$416
Accrued expenses	642	613
Notes payable and current maturities of long-term debt	348	13

Current liabilities	1,399	1,042

Long-term debt	2,400	2,417
Other long-term obligations	794	814
Deferred income taxes	1,163	1,152

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000 shares issued: 181,180,685 (2005 – 181,418,672)	2	2
Additional paid-in capital	3,333	3,294
Retained earnings	114	243
Accumulated other comprehensive income (loss)	24	(56)

	3,473	3,483

	$9,229	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	First Half Ended
	June 30
	2006	2005
Cash flows from operating activities:
Net loss	$(4)	$(89)
Discontinued operations	—	93
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	245	245
Deferred income taxes	18	(32)
Loss on early retirement of long-term debt	—	90
Gain on sales of assets	(19)	(41)
Gain on sale of debt security	(21)	—
Pension income before settlements	(25)	(35)
Impairment of other long-lived assets	33	3
Changes in working capital, excluding the effects of acquisitions and dispositions	(25)	(121)
Other, net	(16)	12

Net cash provided by operating activities of continuing operations	186	125
Net cash used in discontinued operations	—	(78)

Net cash provided by operating activities	186	47

Cash flows from investing activities:
Capital expenditures	(114)	(132)
Proceeds from sale of debt security	109	—
Proceeds from sales of assets	83	67
Sale of short-term investments	—	5
Proceeds from sale of business, net of transaction costs	—	2,208
Discontinued operations	—	2
Other	(3)	(1)

Net cash provided by (used in) investing activities	75	2,149

Cash flows from financing activities:
Repayment of long-term debt, including debt retirement costs	(1)	(944)
Discontinued operations – repayment of long-term debt	—	(163)
Stock repurchases	(47)	(622)
Notes payable	336	(26)
Proceeds from issuance of common stock and exercises of options	27	28
Changes in book overdrafts	30	(7)
Dividends paid	(83)	(94)

Net cash provided by (used in) financing activities	262	(1,828)

Effect of exchange rate changes on cash	12	(1)

Increase in cash and cash equivalents	535	367

Cash and cash equivalents:
At beginning of period	297	270

At end of period	$832	$637

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005, except for accounting changes described below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s 2005 Annual Report on Form 10-K for the year ended December 31, 2005.

Accounting Changes

The company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006, using the modified prospective method. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. Total share-based compensation for the quarter and six months ended June 30, 2006 was $6 million and $11 million, respectively. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. See Note 13 for further detail on share-based compensation.

Prior to January 1, 2006, the company measured compensation cost for stock options issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. The company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. In January 2003, the company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net loss and net loss per share would have changed to the unaudited pro forma amounts as follows for the quarter and first half ended June 30, 2005.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In millions, except per share data	Second Quarter Ended June 30 2005	First Half Ended June 30 2005
Net loss
As reported	$(83)	$(89)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	1	2
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	3	6

Pro forma net loss	$(85)	$(93)

Income (loss) per share - basic and diluted
As reported	$(0.41)	$(0.44)
Pro forma	(0.42)	(0.46)

New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of the standard on our consolidated financial statements.

2. Restructuring

Quarter ended June 30, 2006

In the quarter ended June 30, 2006, MeadWestvaco recorded pretax restructuring charges of $59 million for asset writedowns, employee separation costs, and other restructuring-related costs. Approximately $26 million and $24 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Additionally, $9 million was recorded within other income and expenses. The total cash costs related to these actions was $8 million in the quarter, of which $7 million was for employee separation costs. The remaining $16 million of employee separation costs are being funded by the company’s U.S.-qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the second quarter of 2006, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $32 million. Approximately $7 million related to employee benefit costs covering approximately 50 employees, as a result of the company’s progress to a new packaging platform. The affected employees will separate by the end of 2006. Approximately $25 million was related primarily to the impairment of two bleached paperboard machines permanently abandoned in the second quarter of 2006.

All Other:

During the quarter, the company recorded additional pretax charges of approximately $27 million. Of this amount, $11 million related to impairments of assets held for sale and other restructuring-related costs and $16 million related to employee separation benefits primarily associated with the relocation of the company’s corporate headquarters. Approximately 300 employees were covered by these actions. The affected employees will separate by the end of 2006.

The following table summarizes these net charges by business segment for the quarter ended June 30, 2006:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$25	$7	$32
All other	11	16	27

	$36	$23	$59

First half ended June 30, 2006

In connection with the cost reduction initiative announced last year and the company’s progress toward a new packaging platform and corporate headquarters, MeadWestvaco recorded pretax restructuring charges of $63 million for employee separation costs, asset impairments and other restructuring-related costs, during the first half ended June 30, 2006. Approximately $27 million was recorded within cost of sales and another $27 million within selling, general and administrative expenses. Additionally, $9 million was recorded within other income and expenses. The total cash costs related to these actions was $10 million in the first half of 2006, of which $8 million was for employee separation costs. The remaining $18 million of employee separation costs are being funded by the company’s U.S.-qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the actions taken in the second quarter noted above; in the first quarter of 2006, the company’s Packaging operations had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $1 million, related primarily to employee benefit costs covering approximately 60 employees. As of June 30, 2006, the majority of the affected employees had been separated from the company. The remaining employees will separate by the end of 2006.

All Other:

In addition to the actions taken in the second quarter noted above; in the first quarter of 2006, the company recorded additional charges of approximately $3 million related to asset impairments and employee separation costs covering approximately 30 employees. As of June 30, 2006, most of these employees had separated from the company, and the remaining employees will separate by the end of 2006.

The following table summarizes these charges by business segment for the first half ended June 30, 2006:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$25	$8	$33
All other	12	18	30

	$37	$26	$63

Quarter and first half ended June 30, 2005

For the quarter and first half ended June 30, 2005, MeadWestvaco recorded pretax restructuring charges of $6 million and $14 million, respectively, for employee separation costs, asset writedowns and other restructuring-

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

related costs. These costs for Packaging, Consumer and Office Products and Corporate and other were $1 million, $4 million and $1 million for the quarter, respectively; and $5 million, $6 million and $3 million for the first half, respectively. Approximately $4 million was recorded within cost of sales and $2 million within selling, general and administrative expenses for the second quarter of 2005. Approximately $7 million was recorded within cost of sales and $5 million within selling, general and administrative expenses for the first half of 2005. First half 2005 Consumer and Office Products charges were offset by gains of $2 million resulting from the sale of previously impaired assets.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first half of 2006:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$7	$4	$11
Current charges	26	2	28
Payments	(8)	—	(8)

Balance of related accruals at June 30, 2006	$25	$6	$31

3. Inventories and Property, Plant and Equipment

In millions	June 30, 2006	December 31, 2005
Raw materials	$185	$170
Production materials, stores and supplies	105	101
Finished and in process goods	497	443

	$787	$714

Property, plant and equipment is net of accumulated depreciation and amortization of $3.4 billion and $3.2 billion at June 30, 2006 and December 31, 2005, respectively.

4. Other Intangible Assets

The following table summarizes intangible assets for continuing operations subject to amortization included in other assets:

In millions	June 30, 2006		December 31, 2005
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$207	$47	$207	$41
Customer contracts and lists	105	36	105	35
Patents	40	23	40	21
Other – primarily licensing rights	28	12	36	10

	$380	$118	$388	$107

The company recorded amortization expense of $7 million and $8 million for the quarters ended June 30, 2006 and 2005, respectively. For the first half of 2006 and 2005, amortization expense was $16 million and $17 million, respectively. Based on the current value of intangible assets subject to amortization, the estimated amortization expense for 2006 and each of the succeeding five years is as follows: 2006 - $31 million; 2007 - $29 million; 2008 - $25 million; 2009 - $24 million; 2010 - $22 million and 2011 - $18 million. As acquisitions and dispositions occur in the future, these amounts may vary.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5. Employee Retirement and Postretirement Benefits

The components of net periodic benefits cost (income) for each of the periods presented are as follows:

Second Quarter Ended June 30

In millions	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$15	$13	$1	$1
Interest cost on projected benefit obligation	35	35	2	2
Expected return on plan assets	(65)	(69)	—	—
Amortization of prior service cost	2	2	—	—
Amortization of net loss	1	1	—	—

Net periodic benefit cost (income) before settlements and curtailments	$(12)	$(18)	$3	$3

First Half Ended June 30

In millions	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$29	$26	$2	$2
Interest cost on projected benefit obligation	70	72	4	5
Expected return on plan assets	(130)	(143)	—	—
Amortization of prior service cost	4	4	(1)	(1)
Amortization of net loss	2	2	—	1

Net periodic benefit cost (income) before settlements and curtailments	$(25)	$(39)	$5	$7

Tabular amounts shown above for pension benefits include amounts associated with discontinued operations resulting from the sale of the company’s printing and writing papers business in 2005. Net periodic pension benefit income related to continuing operations for the second quarter and first half ended June 30, 2005 was $17 million and $35 million, respectively.

Employer Contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2006.

The company expects to pay about $20 million in benefits to participants of the U.S.-nonqualified pension and postretirement plans in 2006. During the quarter and first half ended June 30, 2006, approximately $5 million and $10 million was paid, respectively. The company presently anticipates paying an additional $10 million during the remainder of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits

In accordance with the provisions of SFAS Nos. 88 and 106, the company recorded a settlement loss in the bargained hourly retirement plan of approximately $110 million, in addition to a curtailment gain in the postretirement benefit plan of approximately $29 million; both relating to the sale of the printing and writing papers business during the second quarter of 2005. Plan assets, and related liabilities, of about $303 million were transferred in July of 2005 as part of the sale and the remaining bargained hourly retirement plan and postretirement benefit plan assets and liabilities retained by the company were remeasured using a discount rate of 5.5%.

The company determines the discount rates by referencing indices for long-term, high-quality bonds, ensuring that the durations of those indices are not materially different from the duration of the plans’ liabilities; or, if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

6. Income (Loss) Per Common Share

Basic net income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the quarter ended June 30, 2006 and 2005, and the first half ended June 30, 2006, the effects of the net incremental shares issuable upon the exercise of stock options were not included in the loss for each period as their effects would have been antidilutive. For the first half ended June 30, 2005, 3.9 million awards, were excluded from the calculation of weighted average shares because the effect would be antidilutive on diluted earnings per share as the exercise price per share was greater than the average market value.

7. Segment Information

The company’s principal business segments are (1) Packaging, (2) Consumer and Office Products and (3) Specialty Chemicals. In 2005, the company exited its printing and writing papers business, which is reflected as discontinued operations in the consolidated financial statements.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and other includes the company’s specialty papers and forestry operations, and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges, legal settlements, net pension income, interest expense and income, goodwill impairment charges, gains on sales of forestlands and other activities.

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

Second Quarter Ended June 30, 2006

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$1,139	$4	$1,143	$88
Consumer and Office Products	260	—	260	17
Specialty Chemicals	123	8	131	19
Corporate and other	48	7	55	(132)

Total	1,570	19	1,589	(8)
Intersegment eliminations	—	(19)	(19)	—

Consolidated totals	$1,570	$—	$1,570	$(8)

Second Quarter Ended June 30, 2005

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$1,136	$2	$1,138	$96
Consumer and Office Products	297	—	297	33
Specialty Chemicals	109	7	116	14
Corporate and other	45	8	53	(166)

Total	1,587	17	1,604	(23)
Intersegment eliminations	—	(17)	(17)	—

Consolidated totals	$1,587	$—	$1,587	$(23)

First Half Ended June 30, 2006

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$2,228	$6	$2,234	$148
Consumer and Office Products	455	—	455	12
Specialty Chemicals	229	16	245	28
Corporate and other	92	17	109	(194)

Total	3,004	39	3,043	(6)
Intersegment eliminations	—	(39)	(39)	—

Consolidated totals	$3,004	$—	$3,004	$(6)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

First Half Ended June 30, 2005

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$2,193	$4	$2,197	$175
Consumer and Office Products	480	—	480	27
Specialty Chemicals	197	15	212	18
Corporate and other	90	15	105	(219)

Total	2,960	34	2,994	1
Intersegment eliminations	—	(34)	(34)	—

Consolidated totals	$2,960	$—	$2,960	$1

8. Comprehensive Income (loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income (loss) for the quarters ended June 30, 2006 and 2005, was income of $24 million and a loss of $86 million, respectively. Comprehensive income (loss) for the first halves ended June 30, 2006 and 2005, was income of $76 million and a loss of $86 million, respectively. The difference between net loss and comprehensive income (loss) for the second quarter and first half ended June 30, 2006 and 2005 primarily relates to the impact of foreign currency translations, unrealized gains (losses) on the investment in the debt security (payable-in kind (“PIK”) notes received as part of the consideration for the sale of the printing and writing papers business) and unrealized gains (losses) on derivative instruments. During the quarter and first half ended June 30, 2006, the company recorded net unrealized gains (losses) of $(3) million and $9 million, respectively, on the PIK notes received as part of the consideration from the sale of the printing and writing papers business. This net unrealized gain is included in other comprehensive income (loss). See Note 12 for further discussion.

The changes in the components of other comprehensive income (loss) are as follows:

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2006	2005	2006	2005
Net loss	$(7)	$(83)	$(4)	$(89)
Foreign currency translation	36	(3)	75	(2)
Change in unrealized gain (loss) on PIK notes, net of taxes*	(3)	—	9	—
Change in unrealized loss on derivative instruments, net of taxes	(2)	—	(4)	5

Comprehensive income (loss)	$24	$(86)	$76	$(86)

*	For both the quarter and first half ended June 30, 2006, the company reclassified to net income, gains associated with the sale of the PIK notes of $13 million, net of taxes. The unrealized holding gains related to the PIK notes arising during the quarter and first half ended June 30, 2006, were $10 million and $22 million, net of taxes, respectively.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2006, MeadWestvaco had recorded liabilities of approximately $29 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2006, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2006, the company had recorded litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10. Other (Income) Expense, net

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2006	2005	2006	2005
Gains on sales of forestland	$(5)	$(2)	$(8)	$(41)
(Gains) losses on other asset sales	—	3	(11)	2
Transition services income	—	(7)	(5)	(7)
Investment income	(8)	(11)	(15)	(14)
Loss on the extinguishment of debt	—	90	—	90
Gain on sale of PIK notes	(21)	—	(21)	—
Impairment of assets held for sale	9	—	9	—
Other, net	2	2	(1)	5

Other (income) expense, net	$(23)	$75	$(52)	$35

11. Shareholders’ Equity

In the first quarter of 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors. The number of shares outstanding under this program at June 30, 2006, was 4,707,422. No shares were repurchased or retired by the company during the second quarter of 2006 under this plan.

Additionally, the company adopted SFAS No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. See Note 13 for further detail on stock-based compensation.

12. Discontinued Operations

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments) and $100 million in aggregate principal amount of senior unsecured payable-in-kind notes (fair value of $75 million at date of issuance) of a subsidiary of the purchaser. The PIK notes were sold in the second quarter of 2006 for a gain of $21 million. As a result of the sale of the business, the company incurred a pretax loss on sale of approximately $916 million ($687 million after tax). The company began reporting the papers business as a discontinued operation in the first quarter of 2005.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table presents results from discontinued operations included in the consolidated statement of operations through the date of sale (April 30, 2005).

In millions, except per share amounts	Second Quarter Ended June 30 2005	First Half Ended June 30 2005
Net sales	$170	$712

Cost of sales	163	611
Selling, general and administrative expenses	5	26
Interest expense	5	20
Other expense, net	112	203

Loss before income taxes	(115)	(148)
Income tax benefit	(45)	(55)

Net loss	$(70)	$(93)

Net loss per share	$(0.35)	$(0.46)

13. Stock-Based Compensation

The company adopted SFAS No. 123R, Share-Based Payments, as of January 1, 2006, using the modified prospective method. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. For all awards granted by the company, compensation expense is recognized on a straight-line basis over the vesting period. The company has used the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions, related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting.

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the shareholders. At June 30, 2006, MeadWestvaco had five such plans under which shares are available for grant. There were an aggregate of 28 million shares initially reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (SARs), restricted stock and restricted stock units to key employees. For all of the employee plans, there were 11.3 million shares available for grant as of June 30, 2006. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other stock-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of six months to three years and expire not later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights or limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of stock appreciation rights is generally limited to employees of the company that are located in countries where the issuance of stock options is not advantageous.

Options to purchase 1.3 million shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to approximately 500,000 shares to outside directors in the form of stock options or stock units. There were no options granted from this plan in 2005, or in the first half of 2006. Beginning in 2002, in lieu of options, each non-employee member of the Board of Directors was granted restricted stock units (or deferred stock awards), which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. A restricted stock unit is the right to receive a share of company stock. In 2006 and 2005, the annual grants consisted of 24,358 and 24,170 restricted stock units, respectively, for non-employee directors. There were 93,483 of these shares of restricted stock units issued and outstanding as of June 30, 2006. There were 338,076 shares remaining for grant under this plan at June 30, 2006.

Pursuant to the MeadWestvaco Corporation Restricted Stock Plan, restricted common shares may be issued to certain employees and to directors who are not officers or employees of the company. No shares of restricted stock were granted during 2006. During 2005 there were 281,420 shares of restricted stock granted under this plan, with a cliff-vesting period of three years. As of June 30, 2006, 494,632 of these shares of restricted stock were issued and outstanding.

Stock Options and Stock Appreciation Rights

The company has estimated the fair value of its stock option and SAR awards granted after January 1, 2006, using a lattice-based option valuation model that uses assumptions noted in the following table. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. Expected volatilities are based on the historical and implied volatility of the company’s stock. The company uses historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options and SARs granted are expected to be outstanding. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

Lattice-Based Option Valuation Assumptions	2006
Weighted average fair value of options granted during the period	$7.65
Weighted average fair value of SARs granted during the period	$7.18
Expected dividend yield for stock options	3.3%
Expected dividend yield for SARs	3.4%
Expected volatility	28%
Average risk-free interest rate for stock options	4.69%
Average risk-free interest rate for SARs	4.84%
Expected term for options and SARs (in years)	8.5

The total intrinsic value of options and SARs exercised during the first half of 2006 and 2005 was approximately $3 million and $4 million, respectively, resulting in tax deductions to realize benefits of approximately $2 million and $3 million, respectively. The intrinsic value is calculated as the difference between the market value at the exercise date and the exercise price of the shares.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes stock option and SAR activity in the plans.

Shares, in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2006	15,013	$29.27	227	$28.75
Granted	1,000	28.16	244	27.17
Exercised	(1,059)	26.16	(1)	24.00
Cancelled	(593)	30.40	(9)	29.76

Outstanding at June 30, 2006	14,361	29.35	461	28.44	4.8 years	$6.3
Exercisable at June 30, 2006	12,237	29.37	137	27.88	4.0 years	6.3

At June 30, 2006, there was approximately $15 million of unrecognized compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.4 years. Total compensation expense for stock options and SARs was $3 million, before tax, for the quarter ended June 30, 2006 and $6 million for the first half ended June 30, 2006. The tax benefits associated with these expenses were $1 million for the second quarter and $2 million for the first half, respectively.

The company measures compensation expense related to the stock appreciation rights at the end of each period using the valuation model noted above. Changes in the fair value are reflected as an adjustment of accrued compensation liability and compensation expense in the periods in which the changes occur.

Restricted Stock and Restricted Stock Units

A restricted stock unit is the right to receive a share of company stock. Units granted vest over three years. The units granted in the first half of 2006 consisted of both service and performance vesting restricted stock units. For the performance vesting units, the number of awards that vest is dependent upon the company’s performance over a three-year period. The fair value of each share of restricted stock and restricted stock unit is the market price of the company’s stock on the date of grant, and is charged to operations over the vesting period.

The following table summarizes restricted stock and restricted stock unit activity in the plans.

Shares, in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2006	520	$29.06
Granted	760	28.15
Forfeited	(30)	28.55
Released	(20)	28.59

Outstanding at June 30, 2006	1,230	28.84

As of June 30, 2006, there was approximately $25 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 2.1 years. Total compensation expense for restricted stock and restricted stock units was $3 million, before tax, for the quarter ended June 30, 2006 and $5 million, before tax, for the first half ended June 30, 2006. The tax benefit associated with this expense was $1 million and $2 million, respectively. Dividends, payable in stock, accrue on the restricted stock unit grants and are subject to the same specified terms as the original grants.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

14. Subsequent Events

On July 5, 2006, the company completed its acquisition of Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain (“CSG”), pursuant to the Stock Purchase Agreement dated April 27, 2006, for $710 million in cash in exchange for the stock of Calmar and other subsidiaries of CSG. In addition, CSG indemnified MeadWestvaco for certain specified liabilities related to the previous operations of the business acquired. The transaction, which was not contingent on financing, was approved by the Board of Directors of MeadWestvaco. The purchase of Calmar was funded with cash on hand and $340 million of commercial paper issued in 2006, with an average interest rate of 5.6% and an average term of less than 30 days. This borrowing reduced the available limit on our credit facility by $340 million.

Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

The transaction closed on July 5, 2006. Neither Calmar’s financial position nor operating results are included in our June 30, 2006 financials statements. Calmar is expected to have minimal impact on our earnings through 2006, but we expect it to be accretive to earnings beginning in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the second quarter ended June 30, 2006, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported a loss from continuing operations of $7 million, or $0.04 per share, compared to last year’s loss from continuing operations of $13 million, or $0.06 per share. The company recorded a net loss of $7 million, or $0.04 per share, for the second quarter ended June 30, 2006, compared to last year’s net loss of $83 million, or $0.41 per share. The net loss for the second quarter of 2006 included after-tax charges for restructuring of $37 million, or $0.20 per share, related primarily to the permanent abandonment of two paperboard machines and employee separation costs. Additionally, the company incurred other one-time after-tax costs of $6 million, or $0.04 per share, related to cost reduction initiatives. The net loss also included an after-tax gain of $13 million, or $0.07 per share, on the sale of the PIK notes that were received as part of the sale of the printing and writing paper operations in 2005. Included in the second quarter of 2005 were an after-tax loss from discontinued operations of $70 million, or $0.35 per share, after-tax charges for debt retirement of $56 million, or $0.28 per share, and after-tax restructuring charges of $6 million, or $0.03 per share.

For the first half ended June 30, 2006, results from continuing operations was a loss of $4 million, or $0.02 per share, compared to last year’s income from continuing operations of $4 million, or $0.02 per share. Results for the first half ended June 30, 2006, were a net loss of $4 million, or $0.02 per share, compared to last year’s net loss of $89 million, or $0.44 per share. Included in the net loss for the first half of 2006 are after-tax charges for restructuring of $39 million, or $0.21 per share, related primarily to the permanent abandonment of two paperboard machines and employee separation costs. Additionally, the company incurred other one-time after-tax costs of $7 million, or $0.04 per share, related to cost reduction initiatives. The net loss also included an after-tax gain on the sale of the PIK notes of $13 million, or $0.07 per share. Included in the first half of 2005 were an after-tax loss from discontinued operations of $93 million, or $0.46 per share, after-tax charges for debt retirement of $56 million, or $0.28 per share, after-tax charges for restructuring of $9 million, or $0.05 per share, and after-tax gains of $25 million, or $0.13 per share, on the sale of nonstrategic forestland.

During the quarter, the company experienced modest revenue increases in most of its businesses with higher selling prices and improved product mix that were offset partially by lower volume for many of the company’s products compared to the same period in 2005. The Packaging segment had higher sales, with solid improvement year-over-year in tobacco and cosmetic packaging; however, demand was weaker than last year for beverage and media packaging. In the mills, demand was stronger for coated paperboard and slightly lower sales for bleached paperboard reflect a shift in production to higher margin products. The profits for the segment reflected higher selling prices and improved product mix in the mill facilities offset by higher energy, wood and freight costs. In the consumer packaging businesses, improved volume and mix in tobacco and cosmetic packaging had a positive impact on segment earnings. These improvements were offset by higher costs associated with raw materials, energy and freight, and lower volume in media and beverage packaging compared to the second quarter of 2005. The Consumer and Office Products segment had revenues below the levels of the second quarter last year, due to a shift in order patterns that moved shipments from the second quarter into the third and fourth quarters of the year, and due to flooding in the Northeast during the last three days of the quarter that delayed shipments. Lower volumes also reflect the impact of Asian imports. The decline in this segment’s operating profit was driven primarily by the lower sales volume noted above as well as higher operating and raw material costs. The Specialty Chemicals segment experienced higher demand and selling prices for many of its products, but those positive effects were partially offset by higher raw materials and energy costs. Overall, all of the segments continued to face cost inflation in raw materials and energy.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In 2005, we launched a new cost reduction initiative to improve the efficiency of our business model. As part of the initiative, we are focusing on reducing the general and administrative cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. We also plan to reduce our real estate footprint and streamline our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run rate basis by the end of 2007. In 2005, specific actions were completed that resulted in annual run rate savings of about $65 million, before inflation. Our goal for 2006 is to realize another $55 million to $60 million in annual run rate savings, and in the first half ended June 30, 2006, actions taken as part of this initiative resulted in annual run rate savings of about $18 million, before inflation. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new center for packaging innovation, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. The changes began in the second quarter of 2006 and are expected to be completed by early 2007.

We adopted SFAS No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. For the full year, the incremental noncash expense is currently estimated to be approximately $15 million before taxes. Total share-based compensation for the quarter and six months ended June 30, 2006 was $6 million and $11 million, respectively. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. The company provides various stock-based compensation plans, all of which have been approved by the shareholders. These plans provide for the granting of service and performance based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units to key employees. See Note 13 to these consolidated financial statements for further detail on stock-based compensation.

Recent Developments

On July 5, 2006, the company completed its acquisition of Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain (“CSG”), pursuant to the Stock Purchase Agreement dated April 27, 2006, for $710 million in cash in exchange for the stock of Calmar and other subsidiaries of CSG. In addition, CSG indemnified MeadWestvaco for certain specified liabilities related to the previous operations of the business acquired. The transaction, which was not contingent on financing, was approved by the Board of Directors of MeadWestvaco. The purchase of Calmar was funded with cash on hand and $340 million of commercial paper issued in 2006, with an average interest rate of 5.6% and an average term of less than 30 days. This borrowing reduced the available limit on our credit facility by $340 million.

Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

The transaction closed on July 5, 2006. Neither Calmar’s financial position nor operating results are included in our June 30, 2006 financials statements. Calmar is expected to have minimal impact on our earnings through 2006, but we expect it to be accretive to earnings beginning in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the second quarter and first half ended June 30, 2006 and 2005 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	Second Quarter Ended June 30		First Half Ended June 30
	2006	2005	2006	2005
Sales	$1,570	$1,587	$3,004	$2,960
Cost of sales	1,318	1,302	2,535	2,450
Selling, general and administrative expense	233	179	427	368
Interest expense	50	54	100	106
Other (income) expense, net	(23)	75	(52)	35

	(8)	(23)	(6)	1
Income tax benefit	(1)	(10)	(2)	(3)

Income (loss) from continuing operations	(7)	(13)	(4)	4

Loss from discontinued operations	—	(70)	—	(93)

Net loss	$(7)	$(83)	$(4)	$(89)

Sales for the quarter ended June 30, 2006, were $1.57 billion compared to sales of $1.59 billion for the prior year. Decreased sales for the 2006 quarter were primarily the result of lower volume in the Consumer and Office Products segment. Sales for the first half ended June 30, 2006, were $3.00 billion compared to sales of $2.96 billion for the first half ended June 30, 2005. Increased sales for the first half of 2006 were primarily the result of higher selling prices across most of the paperboard grades and modest improvement in demand in several of the consumer packaging markets compared to last year. Sales were also higher for the Specialty Chemical segment, primarily due to demand for asphalt and carbon products and improvements in pricing partially offsetting manufacturing cost increases. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended June 30, 2006, was $1.32 billion compared to $1.30 billion for the same quarter of last year. Cost of sales for the first half ended June 30, 2006, was $2.54 billion compared to $2.45 billion for the first half last year. The company’s gross margin rate decreased by 2 percentage points to 16% in the second quarter of 2006 compared to the same period last year driven by restructuring charges recorded in cost of sales of $26 million versus $4 million in the second quarter of 2005, and by increases in production costs. Energy, wood, raw materials and freight costs were approximately $20 million higher in the second quarter of 2006 than in the second quarter of 2005. Gross margins for the first half were 16% for 2006 compared to 17% in 2005. Energy, wood, raw materials and freight costs were approximately $56 million higher in the first half of 2006 than in the first half of 2005. Gross margins in 2005 were impacted by market-related downtime for bleached paperboard reflected in cost of goods sold. During the second quarter and first half of 2005, the company took 55,000 tons and 60,000 tons, respectively, of market-related downtime for bleached paperboard, reducing profit by approximately $14 million and $15 million, respectively.

Selling, general and administrative expenses were $233 million in the second quarter of 2006 compared to $179 million in the second quarter of 2005. Selling, general and administrative expenses were $427 million in the first half of 2006 compared to $368 million in the first half of 2005. The company continues to focus its efforts on reduced spending in this area, implementing various cost reduction activities over the last two years. Included in selling, general and administrative expenses were restructuring charges of $24 million for the second quarter of 2006, versus $2 million for the same period last year. For the first half, these charges were $27 million and $2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

million for 2006 and 2005, respectively. Also included in selling general and administrative expenses for the second quarter and first half of 2006 were one-time charges related to the creation of the packaging platform, innovation center and corporate headquarters of $10 million and $12 million, respectively. The impact of the adoption of SFAS No. 123R that was included in selling, general and administrative expenses for the second quarter and first half of 2006 was $6 million and $11 million, respectively. The amounts recorded for the second quarter and first half of 2005 were approximately $1 million and $2 million, respectively.

Pension income for continuing operations before settlements was $12 million and $17 million for the second quarters of 2006 and 2005, respectively. Pension income for continuing operations before settlements and curtailments was $25 million and $35 million for the first half of 2006 and 2005, respectively. Pension income is reported in Corporate and other for segment reporting purposes.

Other (income) expense, net, was income of $23 million in the second quarter of 2006 compared to expense of $75 million in the second quarter of 2005. The increase in the current quarter is primarily the result of pretax debt retirement charges of $90 million in 2005, compared to no charges in 2006, and the gain on sale of the PIK notes of $21 million in 2006, compared to no gain in 2005. Gains on the sales of forestland were $5 million before taxes in the second quarter of 2006 compared to gains of $2 million before taxes in the second quarter of 2005. Additionally, $9 million for impairments of assets held for sale was recorded in other (income) expense for the second quarter of 2006 compared to no charges in 2005 and there was $7 million in transition service income from NewPage in the 2005 quarter and none in the 2006 quarter. Other (income) expense, net, was income of $52 million in the first half of 2006 compared to expense of $35 million in the first half of 2005. Debt retirement charges in the first half of 2005 were $90 million, compared to no charges in the 2006 period. The first half of 2006 includes a gain on the sale of the PIK notes of $21 million compared to no gain in 2005. Gains on the sales of forestland were $8 million before taxes in the first half of 2006 compared to gains of $44 million before taxes in the second quarter of 2005 and gains/losses on other asset sales were a loss of $5 million in 2005 and a gain of $11 million in 2006. Additionally, $9 million for impairments of assets held for sale was recorded in other (income) expense for the first half of 2006 compared to no charges in 2005.

For the full year, the annual tax rate is currently estimated to be approximately 18% compared to 23% for 2005 due to lower tax rates associated with foreign operations and other permanent tax differences. The 2006 estimated rate is before the effects of the Calmar acquisition. We are currently analyzing the impact the acquisition will have on the full-year rate that will be reflected in the third quarter.

The company has recorded no discontinued operations in 2006 compared to a loss from discontinued operations (net of taxes) of $70 million in the second quarter of 2005 and $93 million in the first half of 2005. Refer to Note 12 for further discussion on the sale of the papers business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other.

Packaging Segment

In millions	Second quarter ended June 30		First half ended June 30
	2006	2005	2006	2005
Sales	$1,143	$1,138	$2,234	$2,197
Segment profit[1]	88	96	148	175

[1]	Segment profit measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

Sales in the Packaging segment were $1.14 billion in the second quarter of 2006, up just slightly from sales in the second quarter last year. Higher second quarter sales were due in part to the realization of higher selling prices in most of the paperboard grades, offset by a decline in shipments. Shipments of bleached paperboard were 422,000 tons in the second quarter of 2006 compared to 434,000 tons in 2005, a decrease of 3%. Shipments of CNK were up 3% to 292,000 tons in the second quarter of 2006, compared to 283,000 tons in the second quarter of 2005. North American linerboard shipments decreased from 109,000 tons in the second quarter of 2005 to 86,000 tons in the second quarter of 2006, reflecting a shift in production to other higher margin saturated kraft products. Bleached paperboard prices increased about 2% over the prior year, CNK prices increased about 2% (for sales to external customers) and linerboard prices increased about 15%. In the segment’s consumer packaging businesses, sales decreased slightly year-over-year, led by a decline in demand for media products due to slower release schedules and by next-generation DVD format conflicts. Growth in cosmetics and tobacco packaging partially offset the decline in media sales. Beverage and healthcare sales were slightly below prior year levels. Markets for beverage packaging in North America continued to be soft, but there appears to be some seasonal improvement in those markets.

Operating profit for the second quarter of 2006 decreased 8% to $88 million compared to the prior year operating profit of $96 million. The profits for the segment reflected higher selling prices for the paperboard grades, and mix improvements in the mill facilities, offset by higher costs associated with raw materials, energy and freight. In Europe, improved volume and mix in tobacco and cosmetic packaging had a positive impact on segment earnings, while earnings globally for media and entertainment packaging were down from the second quarter of 2005 due to delays in releases of major titles. Results of the company’s Brazilian packaging operation, Rigesa, declined on slightly lower shipment volume, offset in part by mix improvement. For the segment, year-over-year for the quarter, higher costs associated with raw materials, energy and freight of $8 million, higher other manufacturing costs of $12 million, and unfavorable volume of $5 million had a negative impact on earnings; offset in part by $9 million in higher selling prices and mix improvement and lower market related downtime of $7 million.

For the first half of 2006, sales for the Packaging segment increased to $2.23 billion from $2.20 billion in the first half of 2005, for similar reasons as noted above for the quarter. Operating profit for the Packaging segment for the first half of 2006 was $148 million compared to $175 million in the prior year. These results were driven by higher costs associated with raw materials, energy and freight of $30 million and higher other manufacturing costs of $14 million, offset in part by $14 million in higher selling prices and mix improvement and lower market related downtime of $5 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer and Office Products Segment

In millions	Second quarter ended June 30		First half ended June 30
	2006	2005	2006	2005
Sales	$260	$297	$455	$480
Segment profit[1]	17	33	12	27

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

Sales for the Consumer and Office Products segment were $260 million for the second quarter of 2006 compared to $297 million in the second quarter of 2005. This decline was primarily volume driven, as customers continued to shift order patterns to the second half of the year. Shipments were also delayed due to the flooding in the Northeast during the last three days of the second quarter of 2006. Lower overall volumes also reflect the impact of Asian imports, especially for commodity-based products. Segment profits for the quarter declined to $17 million from $33 million last year. Costs were unfavorably impacted by higher prices for uncoated paper, the principal raw material for this segment. Mix improvements only partly offset the cost increases.

For the first half of 2006, sales for this segment were $455 million compared to $480 million in the first half of 2005. Operating profits for the Consumer and Office Products segment for the first half of 2006 were $12 million compared to $27 million in the prior year. These decreased results were primarily the result of delayed shipments and higher uncoated paper costs.

Specialty Chemicals Segment

In millions	Second quarter ended June 30		First half ended June 30
	2006	2005	2006	2005
Sales	$131	$116	$245	$212
Segment profit[1]	19	14	28	18

[1]	Segment profit is measured as results before restructuring charges, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four primary domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

For the quarter ended June 30, 2006, sales for this segment increased to $131 million from $116 million in the second quarter of 2005. The domestic asphalt market continues to be strong. Sales of carbon products were also favorable to the prior year’s second quarter. Improvements in selling prices partially offset increases in energy and raw material costs. Earnings were also favorably impacted by sales volume, improved operating efficiencies and lower selling, general and administrative costs. Earnings for the Specialty Chemicals segment for the second quarter of 2006 were $19 million compared to $14 million in last year’s second quarter.

For the first half of 2006, sales for this segment increased to $245 million from $212 million in the first half of 2005, as demand has been strong for most of this segment’s products. Earnings for the Specialty Chemicals segment for the first half of 2006 were $28 million compared to $18 million in the prior year. Higher selling prices began to cover cost increases for raw materials and energy.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and other

In millions	Second quarter ended June 30		First half ended June 30
	2006	2005	2006	2005
Sales	$55	$53	$109	$105
Corporate and other loss[1]	(132)	(166)	(194)	(219)

[1]	Corporate and other loss may include goodwill impairment charges, debt retirements charges, asset writedowns, restructuring charges, net pension income, minority interest, interest expense and gains on asset sales.

Corporate and other includes the company’s specialty papers and forestry operations and corporate support staff services, and related assets and liabilities, including merger-related goodwill. The results also include income and expense items not directly associated with segment operations, such as restructuring charges, legal settlements, net pension income, interest expense and income, goodwill impairment charges, gains on sales of forestlands and other activities.

The company recorded a loss of $132 million in Corporate and other, compared to a loss of $166 million in 2005. The decreased loss resulted from debt retirement charges of $90 million in 2005 compared to no charges in 2006, and a gain on the sale of the PIK notes of $21 million in 2006; offset by higher restructuring charges of $51 million, lower pension credit of $5 million, transition service income from NewPage of $7 million in 2005 compared to none in 2006 and $13 million for higher other corporate items (including the favorable adjustments to our environmental and litigation reserves in the second quarter of 2005). For the first half of 2006, the company recorded a loss of $194 million in Corporate and other, compared to a loss of $219 million in 2005. The decreased loss resulted from debt retirement charges of $90 million in 2005 compared to no charges in 2006, and a gain on the sale of the PIK notes of $21 million in 2006, offset by higher restructuring charges of $49 million and lower land sales of $33 million.

Discontinued Operations

Discontinued operations for 2005, related to the sale of the printing and writing papers business, included only four months of operations as the business was sold on April 30, 2005.

The company recorded an after-tax loss from discontinued operations for the quarter and first half ended June 30, 2005, of $70 million and $93 million, respectively. Results in 2005 were negatively impacted by sale-related costs, including lease termination charges, asset impairments, debt extinguishment costs, pension settlement and curtailment losses, and other related costs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In the first half of 2006, cash generated from operations provided the major source of funds for the company. During 2005 and 2004, proceeds from the sale of nonstrategic assets provided a major source of funds for the company but are not expected to be a significant source of funds in 2006. Cash and cash equivalents totaled $832 million at June 30, 2006 compared to $297 million at December 31, 2005 and $637 million at June 30, 2005.

Operating Activities

The company generated $186 million of cash from continuing operating activities in the first half ended June 30, 2006, compared to cash provided by continuing operations of $125 million for the first half ended June 30, 2005. Operating cash flows were positively affected by year-over-year improvements in receivables and other working capital balances.

Investing Activities

The company generated $75 million of cash from investing activities in the first half of 2006 compared to $2,149 million for the same period last year. The prior year included proceeds received for the sale of the printing and writing papers business in 2005. Capital spending totaled $114 million for the first half ended June 30, 2006, compared to $132 million for the same period last year. For 2006, the company expects capital spending to be between $300 million to $325 million. This level is well below the company’s expected level of depreciation, depletion and amortization on an annual basis.

During the first half of 2006, the company completed the sale of the PIK notes that were received as part of the sale of the printing and writing paper operations in 2005, generating proceeds of $109 million. Additionally, the company generated $25 million from the sale of other real estate and assets, $9 million from the sales of nonstrategic forestland, and proceeds of $49 million from company owned life insurance transactions. During the first half of 2005, the company completed the sale of 11,500 acres of nonstrategic forestland generating proceeds of $48 million. Additionally, in the first half of last year, the company generated $2.2 billion from the sale of its printing and writing papers business (and related forestlands) and $19 million in proceeds from the sale of a corporate aircraft and other assets.

Financing Activities

The company generated $262 million of cash from financing activities in the first half of 2006 compared to cash used in financing activities of $1,828 million for the first half ended June 30, 2005. The cash from financing activities in the first half of 2006 related primarily to the commercial paper borrowings used to finance a portion of the Calmar acquisition completed in July 2006.

In the first half of 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors.

The proceeds received from the sale of the company’s printing and writing papers business in 2005 were used to retire approximately $1 billion in debt and repurchase 21 million shares of outstanding common stock at a cost of about $620 million in the first half of 2005. MeadWestvaco has available a $750 million bank credit facility that

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

expires in December 2010. The credit facility was not utilized at June 30, 2006. At June 30, 2006, we had $348 million of notes payable and current maturities of long-term debt compared to $13 million at December 31, 2005. This increase reduced the available limit on our credit facility by $340 million and was related to the funding of the Calmar acquisition completed in July 2006. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 44.2% at June 30, 2006, 41.1% at December 31, 2005 and 42.8% at the end of the second quarter of 2005.

In April 2006, Moody’s Investors Services announced that it had placed MeadWestvaco’s credit ratings under “review for possible downgrade”. Following the company’s announcement to acquire Calmar, Standard & Poor’s Rating Services placed our credit ratings on “credit watch with negative implications”.

On each of January 24, April 25 of 2006, and June 27, 2006, the Board of Directors declared a dividend of $0.23 per share. During the first half of 2006 and 2005, the company paid $83 million and $94 million, respectively, in dividends to its shareholders. The change in the dividend amount for the first half of 2006 compared to the prior year is due to the reduction in outstanding shares resulting from the company’s share repurchase program. Outstanding shares at June 30, 2006 and 2005 were 181.2 million and 184.0 million, respectively.

Environmental and Legal Matters

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $31 million in environmental capital expenditures in 2006 and approximately $26 million in 2007. Approximately $47 million was spent on environmental capital projects in 2005.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2006, MeadWestvaco had recorded liabilities of approximately $29 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2006, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2006, the company had recorded litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Outlook

We expect demand in our businesses to remain steady and anticipate normal seasonal improvement during the third quarter and second half of 2006. We also plan to continue to seek higher selling prices to offset input costs, which remain at levels above the second quarter of last year.

In the Packaging segment, order backlogs in bleached paperboard and CNK in the third quarter are stronger than last year. As a result, we expect shipments to remain strong going into the third quarter and do not expect to take market-related downtime. Approximately 12,000 tons of market-related downtime was taken in the third quarter of 2005 for unbleached, uncoated paperboard. Pricing for many of our mill products is also expected to improve year-over-year in the third quarter. Product mix enhancements in the paperboard mills will also have a favorable impact in the second half of 2006. The consumer packaging businesses are expected to be seasonally stronger in the third quarter of 2006, but not at the levels of the prior year due to higher raw material costs and weakness in media and entertainment packaging markets. Both media and entertainment and beverage markets are expected to be stronger in the second half of 2006 compared to the first half.

Seasonal improvement is also anticipated in the Consumer and Office Products and Specialty Chemicals segments. The impact of customers shifting their orders to the second half of the year will benefit sales and operating profits for the third quarter for the consumer and office products business. Additionally, higher raw materials will continue to be a challenge in the third quarter and the effects of lower priced Asian imports will continue to impact volume in the third quarter. In the specialty chemicals business, sales for performance chemicals used in asphalts, dyes and printing inks, as well as activated carbon for the automotive markets and corrosion technology, are expected to improve driven by increased pricing and modest volume growth.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Higher costs for raw materials, energy, and freight impacted all of our businesses in the first half of 2006, and we expect such cost inflation to continue to be a challenge in the second half compared to the same period of 2005. For the third quarter of 2006, we expect prices for raw materials, energy, and freight to be about the same as the second quarter of 2006.

In 2005, specific actions associated with the cost reduction initiative were completed that resulted in annual run rate savings of about $65 million, before inflation, and in the first half ended June 30, 2006, actions taken as part of this initiative resulted in additional annual run rate savings of about $18 million. Most of the 2006 savings will come in the second half of the year, as our goal for 2006 is to realize another $55 million to $60 million in annual run rate savings, before inflation. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new innovation center, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. The changes began in the second quarter of 2006 and are expected to be completed by early 2007. As part of this initiative, the company expects to incur about $90 million to $100 million in restructuring and other related costs in 2006 and 2007.

Capital spending totaled $114 million for the first half ended June 30, 2006, compared to $132 million for the same period last year. The company expects capital spending to be approximately $300 million to $325 million in total for 2006.

We expect Calmar to have minimal impact on our earnings through 2006, but expect it to be accretive to earnings beginning in 2007. In terms of cash, Calmar is expected to be accretive immediately.

The tax rate for 2006 is estimated to be approximately 18%, before adjustments related to the acquisition of Calmar. The company is currently evaluating the impact of the acquisition on its tax rate, which will impact the third quarter.

Contractual Obligations

In the first quarter of 2006, the company entered into an agreement with Affiliated Computer Services (ACS), where ACS will provide primarily information technology infrastructure services to MeadWestvaco. As a result of the agreement, we will incur contractual obligations of approximately $200 million over the next 5 years. These obligations are in addition to the contractual obligations included in the company’s contractual obligations schedule disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. These costs are expected to be offset by cost reductions associated with headcount, capital expenditures, and other information technology services.

OTHER ITEMS INCLUDING RESTRUCTURING

AND BUSINESS IMPROVEMENT ACTIONS

Quarter ended June 30, 2006

In the quarter ended June 30, 2006, MeadWestvaco recorded pretax restructuring charges of $59 million for asset writedowns, employee separation costs, and other restructuring-related costs. Approximately $26 million and $24 million were recorded within cost of sales and selling, general and administrative expenses, respectively. Additionally, $9 million was recorded within other income and expenses. The total cash costs related to these actions was $8 million in the quarter, of which $7 million was for employee separation costs. The remaining $16 million of employee separation costs are being funded by the company’s U.S.-qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging:

During the second quarter of 2006, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $32 million. Approximately $7 million related to employee benefit costs covering approximately 50 employees, as a result of the company’s progress to a new packaging platform. The affected employees will separate by the end of 2006. Approximately $25 million was related primarily to the impairment of two bleached paperboard machines permanently abandoned in the second quarter of 2006.

All Other:

During the quarter, the company recorded additional pretax charges of approximately $27 million. Of this amount, $11 million related to impairments of assets held for sale and other restructuring-related costs and $16 million related to employee separation benefits primarily associated with the relocation of the company’s corporate headquarters. Approximately 300 employees were covered by these actions. The affected employees will separate by the end of 2006.

The following table summarizes these net charges by business segment for the quarter ended June 30, 2006:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$25	$7	$32
All other	11	16	27

	$36	$23	$59

First half ended June 30, 2006

In connection with the cost reduction initiative announced last year and the company’s progress toward a new packaging platform and corporate headquarters, MeadWestvaco recorded pretax restructuring charges of $63 million for employee separation costs, asset impairments and other restructuring-related costs, during the first half ended June 30, 2006. Approximately $27 million was recorded within cost of sales and another $27 million within selling, general and administrative expenses. Additionally, $9 million was recorded within other income and expenses. The total cash costs related to these actions was $10 million in the first half of 2006, of which $8 million was for employee separation costs. The remaining $18 million of employee separation costs are being funded by the company’s U.S.-qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the actions taken in the second quarter noted above; in the first quarter of 2006, the company’s Packaging operations had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pretax charge of $1 million, related primarily to employee benefit costs covering approximately 60 employees. As of June 30, 2006, the majority of the affected employees had been separated from the company. The remaining employees will separate by the end of 2006.

All Other:

In addition to the actions taken in the second quarter noted above; in the first quarter of 2006, the company recorded additional charges of approximately $3 million related to asset impairments and employee separation costs covering approximately 30 employees. As of June 30, 2006, most of these employees had separated from the company, and the remaining employees will separate by the end of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these charges by business segment for the first half ended June 30, 2006:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging	$25	$8	$33
All other	12	18	30

	$37	$26	$63

Quarter and first half ended June 30, 2005

For the quarter and first half ended June 30, 2005, MeadWestvaco recorded pretax restructuring charges of $6 million and $14 million, respectively, for employee separation costs, asset writedowns and other restructuring-related costs. These costs for Packaging, Consumer and Office Products and Corporate and other were $1 million, $4 million and $1 million for the quarter, respectively; and $5 million, $6 million and $3 million for the first half, respectively. Approximately $4 million was recorded within cost of sales and $2 million within selling, general and administrative expenses for the second quarter of 2005. Approximately $7 million was recorded within cost of sales and $5 million within selling, general and administrative expenses for the first half of 2005. First half 2005 Consumer and Office Products charges were offset by gains of $2 million resulting from the sale of previously impaired assets.

Summary of all Restructuring Plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first half of 2006:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$7	$4	$11
Current charges	26	2	28
Payments	(8)	—	(8)

Balance of related accruals at June 30, 2006	$25	$6	$31

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2005. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2005. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

There has been one material change in accounting policy from those outlined in our Annual Report on Form 10-K for the year ended December 31, 2005 as outlined below:

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No.109, Accounting for Income Taxes. FIN 48 provides guidance on financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating the impact of the standard on our consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings expected from the company’s general and administrative cost reduction initiative; the relocation of key corporate functions to a new location; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There was no material change in the company’s exposure to market risk from December 31, 2005 to June 30, 2006, except as follows. During the first quarter of 2006, the company initiated a limited program of financial hedging activities to complement its existing supply agreements and purchasing requirements for natural gas. The impact of these hedging activities did not have a material effect on the consolidated financial statements for the first half of 2006.

Item 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2006, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

As a result of our contract with ACS to outsource a significant portion of our information technology operations, some of the internal controls for information technology processes will be provided by ACS. These changes began in the second half of 2006 and will continue through the first quarter of 2007.

Additionally, as we implement changes related to our cost reduction initiative, new packaging platform, new innovation center, and consolidation of corporate activities to a new corporate headquarters, we make changes to certain internal control processes. These changes began in the second quarter of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the first half ended June 30, 2006, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. RISK FACTORS

During the first half ended June 30, 2006, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS COMMON STOCK REPURCHASES

During the quarter ended June 30, 2006, the company had no common stock share repurchases except for stock option swaps as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in millions)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2006 – April 30, 2006	1,662	30.39	—	N/A
May 1, 2006 – May 31, 2006	—	—	—	N/A
June 1, 2006 - June 30, 2006	—	—	—	N/A

In October 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The number of shares outstanding under this program at June 30, 2006, was 4,707,422.

Item 6. EXHIBITS

(a) Exhibits

(3.1)	Amended and Restated By-laws of the Registrant.

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
August 4, 2006

/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer