Form 10-Q
period 2006-09-30
MEADWESTVACO CORP
filed 2006-11-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 31-1797999 (I.R.S. Employer Identification No.)	11013 West Broad Street Glen Allen, Virginia 23060 Telephone 804-327-5200 (Address and telephone number of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

At October 31, 2006, the latest practicable date, there were 181,186,847 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Third Quarter Ended September 30,		Three Quarters Ended September 30,
	2006	2005	2006	2005
Net sales	$1,751	$1,583	$4,755	$4,543

Cost of sales	1,416	1,295	3,951	3,745
Selling, general and administrative expenses	217	199	644	567
Interest expense	57	52	157	158
Other (income) expense, net	(7)	(34)	(59)	1

Income from continuing operations before income taxes	68	71	62	72
Income tax provision	12	16	10	13

Income from continuing operations	56	55	52	59
Discontinued operations	—	—	—	(93)

Net income (loss)	$56	$55	$52	$(34)

Income (loss) per share - basic and diluted:
Income from continuing operations	$0.31	$0.30	$0.29	$0.30
Discontinued operations	—	—	—	(0.48)

Net income (loss)	$0.31	$0.30	$0.29	$(0.18)

Shares used to compute net income (loss) per share:
Basic	180.8	182.3	180.7	195.4
Diluted	181.4	183.3	181.2	196.5

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

Dollars in millions, except share and per share amounts	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$135	$297
Accounts receivable, net	991	922
Inventories	819	714
Other current assets	100	97

Current assets	2,045	2,030

Property, plant, equipment and forestlands, net	4,519	4,487

Prepaid pension asset	1,029	994
Goodwill	861	559
Other assets	995	838

	$9,449	$8,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$532	$416
Accrued expenses	669	613
Notes payable and current maturities of long-term debt	270	13

Current liabilities	1,471	1,042

Long-term debt	2,417	2,417
Other long-term obligations	768	814
Deferred income taxes	1,263	1,152

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par shares authorized: 600,000,000; shares issued: 181,178,386 (2005 – 181,418,672)	2	2
Additional paid-in capital	3,339	3,294
Retained earnings	170	243
Accumulated other comprehensive income (loss)	19	(56)

	3,530	3,483

	$9,449	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Quarters Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$52	$(34)
Discontinued operations	—	93
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	378	369
Deferred income taxes	(3)	(24)
Loss on early retirement of long-term debt	—	91
Gain on sales of assets	(23)	(56)
Gain on sale of debt security	(21)	—
Pension income before settlements	(37)	(51)
Changes in working capital, excluding the effects of acquisitions and dispositions	12	(262)
Other, net	(7)	19

Net cash provided by operating activities of continuing operations	351	145
Net cash used in discontinued operations	—	(78)

Net cash provided by operating activities	351	67

Cash flows from investing activities:
Capital expenditures	(186)	(201)
Acquisition, net of cash acquired	(714)	—
Proceeds from sale of debt security	109	—
Proceeds from sales and dispositions of assets	117	88
Sale of short-term investments	—	5
Proceeds from sale of business, net of transaction costs	—	2,186
Discontinued operations	—	2
Other, net	(4)	—

Net cash provided by (used in) investing activities	(678)	2,080

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2	1
Repayment of long-term debt, including debt retirement costs	(2)	(954)
Discontinued operations – repayment of long-term debt	—	(163)
Stock repurchases	(47)	(702)
Notes payable, net	257	(26)
Proceeds from issuance of common stock and exercises of stock options	28	34
Changes in book overdrafts	40	(3)
Dividends paid	(125)	(136)

Net cash provided by (used in) financing activities	153	(1,949)

Effect of exchange rate changes on cash	12	—

Increase (decrease) in cash and cash equivalents	(162)	198

Cash and cash equivalents:
At beginning of period	297	270

At end of period	$135	$468

The accompanying notes are an integral part of these financial statements

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

MeadWestvaco Corporation, a Delaware corporation, is a global packaging company that delivers high-value packaging solutions, dispensing and spraying systems and other products to the world’s most recognized companies in the food and beverage, media and entertainment, personal care, cosmetic, home and garden and healthcare industries. The company also has market-leading positions in its Consumer and Office Products, Specialty Chemicals and Specialty Papers businesses. The terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

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

Accounting Changes

The company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payments, as of January 1, 2006, using the modified prospective method. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. Under this new standard, incremental share-based compensation for the quarter and three quarters ended September 30, 2006 was $5 million and $16 million, respectively. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. See Note 14 for further detail on share-based compensation.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

If compensation cost for the company’s stock options had been determined based on the fair value method of SFAS No. 123, the company’s net income (loss) and net income (loss) per share would have changed to the unaudited pro forma amounts as follows for the quarter and three quarters ended September 30, 2005:

In millions, except per share data	Third Quarter Ended September 30, 2005	Three Quarters Ended September 30, 2005
Net income (loss) –
As reported	$55	$(34)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effect	2	4
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effect	(3)	(9)

Pro forma net income (loss)	$54	$(39)

Income (loss) per share - basic and diluted
As reported	$0.30	$(0.18)
Pro forma	0.29	(0.21)

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating this Interpretation and expects to disclose its expected impact on its 2007 consolidated financial statements in the company’s 2006 Annual Report on Form 10-K.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company has not yet determined the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, with limited exceptions. This provision of the Statement is effective for fiscal years ending after December 15, 2008. The company is evaluating the impact of this standard on its consolidated financial statements and currently expects the net after-tax charge to accumulated other comprehensive income in the fourth quarter of 2006 to be in the range of 6% to 8% of shareholders’ equity. This adjustment principally represents the impact of previously unrecognized prior service costs and actuarial losses and the impact of certain under-funded non-U.S. plans. This Statement will not affect the company’s funding obligations (under an ERISA basis) and we do not currently foresee a need for company contributions to the qualified plans.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2. Restructuring Charges

Quarter ended September 30, 2006

During the quarter ended September 30, 2006, MeadWestvaco recorded pre-tax restructuring charges of $17 million for asset impairments, employee separation costs, and other restructuring-related costs. Approximately $9 million and $8 million were recorded within cost of sales and selling, general and administrative expenses, respectively. In addition, approximately $9 million was related to asset impairments and other restructuring-related charges, and $8 million was related to employee separation costs. The total cash costs related to these actions was $6 million in the quarter, of which $5 million was for employee separation costs. The remaining $3 million of employee separation costs are being funded by the company’s U.S. qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

During the third quarter of 2006, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pre-tax charge of $7 million. Approximately $6 million was related to employee benefit costs covering approximately 190 employees as a result of the company’s realignment of its packaging platform. The affected employees will be separated by the end of 2006. Approximately $1 million was related to the impairment of assets and other restructuring-related costs.

Consumer and Office Products:

During the third quarter of 2006, the company’s Consumer and Office Products segment had various restructuring activities in its manufacturing operations, primarily in North America. Those actions resulted in a pre-tax charge of $3 million of which $2 million was related to impairments of assets and other restructuring-related costs, and $1 million was related to employee separation costs covering approximately 90 employees.

All other:

During the third quarter of 2006, the company recorded pre-tax charges of approximately $7 million. Of this amount, $6 million was related to impairments of assets and other restructuring-related costs, and approximately $1 million was related to employee benefit costs primarily associated with the company’s relocation of its corporate headquarters. The majority of the affected employees will be separated by the end of 2006.

The following table summarizes these net charges by business segment for the quarter ended September 30, 2006:

In millions	Asset impairments and other costs	Employee costs	Total
Packaging	$1	$6	$7
Consumer and Office Products	2	1	3
All other	6	1	7

	$9	$8	$17

Three quarters ended September 30, 2006

In connection with the cost reduction initiative announced last year and the company’s realignment of its packaging platform and the relocation of its corporate headquarters, MeadWestvaco recorded pre-tax restructuring charges of $80 million for employee separation costs, asset impairments and other restructuring-related costs, during the three quarters ended September 30, 2006. Approximately $36 million was recorded within cost of sales and another $35

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

million within selling, general and administrative expenses. Additionally, $9 million was recorded within other (income) expense, net. Approximately $46 million was related to asset impairments and other restructuring-related charges and $34 million was related to employee separation costs. The total cash costs related to these actions was $16 million in the first three quarters of 2006, of which $13 million was for employee separation costs. The remaining $21 million of employee separation costs is being funded by the company’s U.S.-qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the $7 million in pre-tax charges taken in the third quarter noted above, in the first two quarters of 2006 the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pre-tax charge of $33 million of which $8 million was related primarily to employee benefit costs covering approximately 110 employees. As of September 30, 2006, the majority of the affected employees had been separated from the company. The remaining employees will be separated by the end of 2006. Approximately $25 million was in connection with asset impairments related primarily to the impairment of two bleached paperboard machines permanently abandoned in the second quarter of 2006.

Consumer and Office Products:

In addition to the $3 million of pre-tax charges taken in the third quarter noted above, in the first two quarters of 2006 the company’s Consumer and Office Products segment had a $1 million pre-tax charge related to employee benefit costs, asset impairments and other restructuring-related costs in connection with its operations in North America.

All other:

In addition to the $7 million in pre-tax charges taken in the third quarter noted above, in the first two quarters of 2006 the company recorded pre-tax charges of approximately $11 million related to asset impairments and restructuring-related costs and $18 million in employee separation costs covering approximately 330 employees. The majority of the affected employees will be separated by the end of 2006.

The following table summarizes these charges by business segment for the three quarters ended September 30, 2006:

In millions	Asset impairments and other costs	Employee costs	Total
Packaging	$26	$14	$40
Consumer and Office Products	1	3	4
All other	19	17	36

	$46	$34	$80

Quarter and three quarters ended September 30, 2005

For the quarter and three quarters ended September 30, 2005, MeadWestvaco recorded pre-tax restructuring charges of $10 million and $22 million, respectively, for employee separation costs, asset impairments and other restructuring-related costs. These charges for Packaging, Consumer and Office Products and Corporate and other were $8 million, $1 million and $1 million for the quarter, respectively; and $13 million, $5 million and $4 million for the three quarters of 2005, respectively. Approximately $8 million was recorded within cost of sales and $2 million within selling, general and administrative expenses for the third quarter of 2005. Approximately $15 million was recorded within cost of sales and $7 million within selling, general and administrative expenses for the first three quarters of 2005.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of all restructuring plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first three quarters of 2006:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$7	$4	$11
Current charges	34	3	37
Payments	(17)	(2)	(19)
Restructuring reserves related to Calmar acquisition*	7	—	7

Balance of related accruals at September 30, 2006	$31	$5	$36

*	In connection with the acquisition of Calmar, the company established a reserve under purchase accounting for restructuring actions in the amount of $7 million. See Note 3 for further discussion of the acquisition.

3. Acquisition

On July 5, 2006, the company completed its acquisition of Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain (“CSG”). Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

The base purchase price at the date of acquisition was $710 million in cash in exchange for the stock of various Calmar entities, and was subject to adjustment for cash received, debt assumed and certain working capital adjustments. Excluding cash acquired, the adjusted purchase price including direct transaction costs was $714 million. The results of Calmar are included in the consolidated financial statements from the acquisition date and are included in the company’s Packaging segment. See Note 8 for further discussion.

The acquisition was recorded by allocating the total consideration to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. The excess of the cost of the acquisition over the net amounts assigned to the fair values of the assets acquired and liabilities assumed was recorded as goodwill. This allocation is subject to revision as certain minor matters are resolved.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Purchase price allocation:
Accounts receivable	$76
Inventories	57
Property, plant, equipment and land	197
Amortizable and indefinite-lived intangible assets	277
Goodwill	302
Other assets	21
Accounts payable and accrued liabilities	(69)
Long-term deferred income taxes	(126)
Debt and other long-term obligations	(21)

$714

The components of the amortizable and indefinite-lived intangible assets listed in the above table as of the acquisition date were as follows (in millions):

	Amount	Life
Customer contracts and lists	$168	21 years
Trademarks and tradenames	91	Indefinite
Patents	18	3-7 years

	$277

The trademarks and tradenames were deemed to have indefinite lives and, accordingly, are not being amortized, but will be subject to periodic impairment testing. The customer contracts and lists and the patents are being amortized on a method based upon estimated future cash flows associated with these assets.

The following unaudited pro forma financial information presents the combined results of operations of the company and Calmar as if the acquisition had occurred at the beginning of each period presented (in millions, except per share amounts):

	Third Quarter Ended September 30, 2005	Three Quarters Ended September 30,
		2006	2005
Net sales	$1,676	$4,979	$4,831
Income from continuing operations before income taxes	60	58	51
Net income (loss)	48	54	(49)

Net income (loss) per share – basic and diluted	$0.26	$0.30	$(0.25)

The pro forma net income for the quarter ended September 30, 2005 and the three quarters ended September 30, 2006 and 2005, include after-tax expense of $2 million, $6 million and $6 million, respectively, for the amortization of purchased intangibles and depreciation associated with a step-up in value of property, plant and equipment. The pro forma net income for the quarter ended September 30, 2005 and the three quarters ended September 30, 2006 and 2005, also include after-tax acquisition-related charges of $3 million due to expensing a fair value adjustment for inventory. The pro forma net income assumes an income tax provision at the combined

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

effective tax rates of the company and Calmar for each respective period presented. Included in the pro forma net income for the three quarters ended September 30, 2006, is a $6 million income tax benefit recorded in Calmar’s historical income statement for the release of a deferred tax asset valuation allowance. In addition, the pro forma net income for the quarter ended September 30, 2005 and the three quarters ended September 30, 2006 and 2005, includes after-tax interest expense of $6 million, $19 million and $19 million, respectively, for the amount borrowed and the cash utilized to acquire Calmar.

The pro forma financial information is not intended to represent or be indicative of the company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the company’s future consolidated results of operations or financial condition.

The purchase of Calmar was funded with cash on hand and $340 million of commercial paper issued in 2006, with an average interest rate of 5.6% and an average term of less than 30 days. As of September 30, 2006, $258 million of commercial paper borrowings remained outstanding. As a result, $258 million of the company’s $750 million revolving credit facility was utilized for back-up of the company’s commercial paper program as of September 30, 2006.

4. Inventories and Property, Plant and Equipment

In millions	September 30, 2006	December 31, 2005
Raw materials	$198	$170
Production materials, stores and supplies	108	101
Finished and in process goods	513	443

	$819	$714

Property, plant and equipment is net of accumulated depreciation of $3.4 billion and $3.2 billion at September 30, 2006 and December 31, 2005, respectively.

5. Other Intangible Assets

The following table summarizes intangible assets for continuing operations (including the intangible assets associated with the Calmar acquisition) included in other assets:

	September 30, 2006		December 31, 2005
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$298	$51	$207	$41
Customer contracts and lists	273	40	105	35
Patents	58	25	40	21
Other – primarily licensing rights	28	13	36	10

	$657	$129	$388	$107

The company recorded amortization expense of $10 million and $8 million for the quarters ended September 30, 2006 and 2005, respectively. For the first three quarters of 2006 and 2005, amortization expense was $25 million for both periods. Based on the current carrying value of intangible assets subject to amortization, the estimated amortization expense for 2006 and each of the succeeding five years is as follows: 2006 - $35 million; 2007 - $39 million; 2008 - $34 million; 2009 - $34 million; 2010 - $31 million; and 2011 - $28 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

6. Employee Retirement and Postretirement Benefits

The components of net periodic benefit cost (income) for each of the periods presented are as follows:

Third Quarter Ended September 30

In millions	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$15	$13	$1	$1
Interest cost on projected benefit obligation	35	34	2	2
Expected return on plan assets	(65)	(66)	—	—
Amortization of prior service cost	2	2	—	—
Amortization of net loss	1	1	—	—

Net periodic benefit cost (income) before settlements and curtailments	$(12)	$(16)	$3	$3

Three Quarters Ended September 30

In millions	Pension benefits		Postretirement benefits
	2006	2005	2006	2005
Service cost - benefits earned during the period	$44	$40	$2	$3
Interest cost on projected benefit obligation	105	107	6	7
Expected return on plan assets	(195)	(209)	—	—
Amortization of prior service cost	6	5	—	(1)
Amortization of net loss	3	2	—	1

Net periodic benefit cost (income) before settlements and curtailments	$(37)	$(55)	$8	$10

Tabular amounts shown above for pension benefits include amounts associated with discontinued operations resulting from the sale of the company’s printing and writing papers business in 2005. Net periodic pension benefit income related to continuing operations for the quarter and three quarters ended September 30, 2005 was $16 million and $51 million, respectively.

At September 30, 2006, the asset value of each U.S. qualified plan exceeded each plan’s accumulated benefit obligation, and the aggregate value of pension fund assets was approximately $3.20 billion compared to $3.17 billion at December 31, 2005.

Employer Contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2006.

The company expects to pay about $20 million in benefits to participants of the U.S. nonqualified pension and postretirement plans in 2006. During the quarter and three quarters ended September 30, 2006, approximately $5 million and $15 million was paid to participants, respectively. The company presently anticipates paying an additional $5 million during the remainder of 2006. In addition, the company expects to pay approximately $4 million in benefits to participants of the non-U.S. plans in 2006. During the quarter and three quarters ended September 30, 2006, approximately $1 million and $3 million was paid, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits

During the second quarter of 2005, in accordance with the provisions of SFAS Nos. 88 and 106, the company recorded a settlement loss in the bargained hourly retirement plan of approximately $110 million and a curtailment gain in the postretirement benefit plan of approximately $29 million, both relating to the sale of the printing and writing papers business. Plan assets, and related liabilities, of about $303 million were transferred in July of 2005 as part of the sale and the remaining bargained hourly retirement plan and postretirement benefit plan assets and liabilities retained by the company were remeasured using a discount rate of 5.5%.

The company determines the discount rates by referencing indices for long-term, high-quality bonds, ensuring that the durations of those indices are not materially different from the duration of the plans’ liabilities; or, if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

Calmar Acquisition

Coincident with the Calmar acquisition, the company established a cash balance plan covering all U.S. based salaried and non-union hourly Calmar employees and such employees will receive cash balance credits between 4% and 8% of eligible earnings, depending upon age and years of service points, with interest credited annually at the 30-year Treasury bond rate.

Cash Balance Formula

In October 2006, the Board of Directors approved the establishment of a cash balance formula within the Company’s existing retirement plans for salaried and non-bargained hourly employees, as well as an increase in the rate at which benefits are earned by domestic MeadWestvaco Calmar employees. The formula will provide benefits between 4% and 8% depending on the total of age and service points earned with interest credited annually at the 30-year Treasury Bond rate. Effective January 1, 2007, all new employees will accrue benefits under this new formula. Effective January 1, 2008, all employees age 40 and over at that time will be provided the opportunity to make a one-time choice between the existing final average pay and cash balance formulas, and all employees under age 40 at that time will automatically begin to accrue benefits under the cash balance formula. The adoption of this change is expected to reduce retirement plan liabilities by approximately $25 million and will increase net periodic pension income for 2006 by about $1 million.

7. Income (Loss) Per Common Share

Basic net income (loss) per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the quarters ended September 30, 2006 and 2005, 12.5 million and 12.3 million awards were excluded from the calculation of weighted averages shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted income per share. Similarly, for the three quarters ended September 30, 2006 and 2005, 12.6 million and 6.2 million awards were excluded from the calculation of weighted average shares, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

8. Segment Information

The company’s principal business segments are (1) Packaging, (2) Consumer and Office Products, and (3) Specialty Chemicals. As discussed in Note 3, Calmar’s results of operations for the third quarter of 2006 are included in the Packaging segment. In 2005, the company exited its printing and writing papers business, which is reflected as discontinued operations in the consolidated financial statements.

The Packaging segment produces bleached paperboard, Coated Natural Kraft paperboard™ (CNK®), kraft paperboard, linerboard and saturating kraft and packaging for consumer products markets. The Packaging segment also manufactures printed plastic packaging and injection-molded products used for packaging DVDs, CDs, cosmetics and pharmaceutical products and plastic dispensing and spraying systems. In addition, the Packaging segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured or converted at plants located in North America, Mexico, Brazil, Asia and Europe. These products are sold in North America, Latin America, Europe, Asia and the Pacific Rim.

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

Corporate and other includes the company’s specialty papers and forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, minority interest, legal settlements, net pension income, interest expense and income, goodwill impairment charges, gains on sales of forestlands and other activities.

The segments are measured on operating profits before restructuring charges and one-time costs, net pension income, interest expense and income, minority interest, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Sales between the segments are recorded primarily at market prices.

Third Quarter Ended September 30, 2006

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$1,241	$1	$1,242	$120
Consumer and Office Products	339	—	339	49
Specialty Chemicals	125	6	131	15
Corporate and other	46	(1)	45	(116)

Total	1,751	6	1,757	68
Intersegment eliminations	—	(6)	(6)	—

Consolidated totals	$1,751	$—	$1,751	$68

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Third Quarter Ended September 30, 2005

	Sales			Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$1,123	$2	$1,125	$84
Consumer and Office Products	317	—	317	44
Specialty Chemicals	99	7	106	15
Corporate and other	44	8	52	(72)

Total	1,583	17	1,600	71
Intersegment eliminations	—	(17)	(17)	—

Consolidated totals	$1,583	$—	$1,583	$71

Three Quarters Ended September 30, 2006

	Sales			Segment profit (loss)
In millions	Trade	Inter- Segment	Total
Packaging	$3,469	$7	$3,476	$268
Consumer and Office Products	794	—	794	61
Specialty Chemicals	354	22	376	43
Corporate and other	138	16	154	(310)

Total	4,755	45	4,800	62
Intersegment eliminations	—	(45)	(45)	—

Consolidated totals	$4,755	$—	$4,755	$62

Three Quarters Ended September 30, 2005

	Sales			\Segment profit (loss)
In millions	Trade	Inter- segment	Total
Packaging	$3,316	$6	$3,322	$259
Consumer and Office Products	797	—	797	71
Specialty Chemicals	296	22	318	33
Corporate and other	134	23	157	(291)

Total	4,543	51	4,594	72
Intersegment eliminations	—	(51)	(51)	—

Consolidated totals	$4,543	$—	$4,543	$72

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

9. Comprehensive Income (Loss)

Comprehensive income (loss) reflects changes in equity that result from transactions and economic events from nonowner sources. Comprehensive income for the quarters ended September 30, 2006 and 2005, was $50 million and $59 million, respectively. Comprehensive income (loss) for the first three quarters ended September 30, 2006 and 2005, was $127 million and $(27) million, respectively. The difference between comprehensive income (loss) for the third quarter and three quarters ended September 30, 2006 compared to 2005 primarily relates to the impact of foreign currency translation, unrealized gains on the investment in the debt security (payable-in kind (“PIK”) notes received as part of the consideration for the sale of the printing and writing papers business) and unrealized gains and losses on derivative instruments and available-for-sale securities.

The changes in the components of other comprehensive income (loss) are as follows:

	Third Quarter Ended September 30,		Three Quarters Ended September 30,
In millions	2006	2005	2006	2005
Net income (loss)	$56	$55	$52	$(34)
Foreign currency translation	(6)	17	70	15
Change in unrealized gain on PIK notes, net of taxes*	—	—	9	—
Change in unrealized gain (loss) loss on derivative instruments, net of taxes	—	(1)	(4)	4
Change in unrealized loss on available-for-sale securities, net	—	(12)	—	(12)

	$50	$59	$127	$(27)

*	For the three quarters ended September 30, 2006, the company reclassified to net income after-tax gains associated with the sale of the PIK notes of $13 million. The unrealized holding gains related to the PIK notes arising during the first three quarters ended September 30, 2006, was $22 million, net of taxes, respectively.

10. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2006, MeadWestvaco had recorded liabilities of approximately $23 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $25 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2006, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2006, the company had recorded litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

11. Other (Income) Expense, net

In millions	Third Quarter Ended September 30,		Three Quarters Ended September 30,
	2006	2005	2006	2005
Gains on sales of forestland	$(4)	$(15)	$(12)	$(56)
Gains on other asset sales	(1)	—	(12)	—
Investment income	(4)	(10)	(19)	(24)
Loss on the extinguishment of debt	—	1	—	91
Gain on sale of PIK notes	—	—	(21)	—
Transition services income	—	(10)	(5)	(17)
Impairment of assets held for sale	—	—	9	—
Other, net	2	—	1	7

Other (income) expense, net	$(7)	$(34)	$(59)	$1

In the quarter ended September 30, 2005, income of $10 million was recorded from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement. In the three quarters ended September 30, 2005, charges of $91 million for debt retirement, and income of $17 million for services provided to NewPage Corporation were included in other (income) expense, net.

12. Shareholders’ Equity

In the first quarter of 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors. The number of shares available for repurchase under this program at September 30, 2006, was 4,707,422. No shares were repurchased by the company during the third quarter of 2006 under this plan.

Additionally, the company adopted SFAS No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. See Note 14 for further detail on share-based compensation.

13.	Discontinued Operations

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments) and $100 million in aggregate principal amount of senior unsecured payable-in-kind notes (fair value of $75 million at date of issuance) of a subsidiary of the purchaser. The PIK notes were sold in the second quarter of 2006 for $109 million resulting in a gain of $21 million. As a result of the sale of the business, the company incurred a pretax loss on sale of approximately $916 million ($687 million after tax). The company began reporting the papers business as a discontinued operation in the first quarter of 2005.

The following table presents results from discontinued operations included in the consolidated statement of operations through the date of sale (April 30, 2005).

In millions, except per share amount	Three quarters ended September 30, 2005
Net sales	$712
Cost of sales	611
Selling, general and administrative expenses	26
Interest expense	20
Other (income) expense, net	203

Loss before income taxes	(148)
Income tax benefit	(55)

Net loss	$(93)

Net loss per share	$(0.48)

14.	Share-Based Compensation

The company adopted SFAS No. 123R, Share-Based Payments, as of January 1, 2006, using the modified prospective method. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. For all awards granted by the company, compensation expense is recognized on a straight-line basis over the vesting period. The company has used the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting.

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the shareholders. At September 30, 2006, MeadWestvaco had five

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

such plans under which shares are available for grant. There were an aggregate of 28 million shares initially reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (SARs), restricted stock and restricted stock units to key employees. For all of the employee plans, there were 11.3 million shares available for grant as of September 30, 2006. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of six months to three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights or limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of stock appreciation rights is generally limited to employees of the company that are located in countries where the issuance of stock options is not advantageous.

Options to purchase 1.3 million shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to approximately 500,000 shares to outside directors in the form of stock options or stock units. There have been no options granted from this plan since April 2004. Beginning in 2002, in lieu of options, each non-employee member of the Board of Directors was granted restricted stock units (or deferred stock awards), which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. A restricted stock unit is the right to receive a share of company stock. In 2006 and 2005, the annual grants consisted of 24,358 and 24,170 restricted stock units, respectively, for non-employee directors. There were 94,280 of these shares of restricted stock units issued and outstanding as of September 30, 2006. There were 337,278 shares remaining for grant under this plan at September 30, 2006.

Pursuant to the MeadWestvaco Corporation Restricted Stock Plan, restricted common shares may be issued to certain employees and to directors who are not officers or employees of the company. No shares of restricted stock were granted during 2006. During 2005 there were 281,420 shares of restricted stock granted under this plan, with a cliff-vesting period of three years. As of September 30, 2006, 482,992 of these shares of restricted stock were issued and outstanding.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Lattice-Based Option Valuation Assumptions	2006
Weighted average fair value of options granted during the period	$7.64
Weighted average fair value of SARs granted during the period	$7.03
Expected dividend yield for stock options	3.3%
Expected dividend yield for SARs	3.4%
Expected volatility	28%
Average risk-free interest rate for stock options	4.71%
Average risk-free interest rate for SARs	4.82%
Expected term for options and SARs (in years)	8.4

The total intrinsic value of options and SARs exercised during the first three quarters of 2006 and 2005 was approximately $3 million and $5 million, respectively, resulting in tax deductions to realize benefits of approximately $2 million and $3 million, respectively. The intrinsic value is calculated as the difference between the market value at the exercise date and the exercise price of the shares.

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2006	15,013	$29.27	227	$28.75
Granted	1,042	28.13	305	27.17
Exercised	(1,070)	26.16	(1)	24.00
Cancelled	(714)	30.40	(38)	29.76

Outstanding at September 30, 2006	14,271	29.37	493	28.44	4.5 years	$3.7
Exercisable at September 30, 2006	12,203	29.44	137	27.88	3.7 years	3.7

At September 30, 2006, there was approximately $16 million of unrecognized compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.1 years. Pre-tax compensation expense for stock options and SARs was $2 million for the quarter ended September 30, 2006 and $8 million for the three quarters ended September 30, 2006 and the tax benefits associated with these expenses were $1 million for the third quarter and $3 million for the three quarters, respectively.

The company measures compensation expense related to the stock appreciation rights at the end of each period using the valuation model noted above. Changes in the fair value are reflected as an adjustment of accrued compensation liability and compensation expense in the periods in which the changes occur.

Restricted Stock and Restricted Stock Units

A restricted stock unit is the right to receive a share of company stock. Units granted vest over three years. The units granted in the first three quarters of 2006 consisted of both service and performance vesting restricted stock units. For the performance vesting units, the number of awards that vest is dependent upon the company’s performance over a three-year period. The fair value of each share of restricted stock and restricted stock unit is the market price of the company’s stock on the date of grant, and is charged to operations over the vesting period.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes restricted stock and restricted stock unit activity in the plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2006	520	$29.06
Granted	814	27.88
Forfeited	(58)	27.80
Released	(25)	28.59

Outstanding at September 30, 2006	1,251	28.84

As of September 30, 2006, there was approximately $24 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.8 years. Pre-tax compensation expense for restricted stock and restricted stock units was $3 million for the quarter ended September 30, 2006 and $8 million for the three quarters ended September 30, 2006, and the tax benefit associated with this expense was $1 million and $3 million, respectively. Dividends, payable in stock, accrue on the restricted stock unit grants and are subject to the same specified terms as the original grants.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the third quarter ended September 30, 2006, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $56 million, or $0.31 per share, compared to last year’s net income of $55 million, or $0.30 per share for the third quarter ended September 30, 2005. Net income for the third quarter ended September 30, 2006, included after-tax restructuring charges of $12 million, or $0.07 per share, primarily related to employee termination costs and facility closures. In addition, the company incurred other one-time after-tax costs of $6 million, or $0.03 per share, related to the company’s cost initiative and an after-tax gain on the sale of forestlands of $3 million, or $0.02 per share. Comparable amounts included in net income for the third quarter of 2005 were after-tax restructuring charges of $7 million, or $0.04 per share and after-tax gains on the sale of forestlands of $10 million, or $0.05 per share. The third quarter of 2005 also included after-tax hurricane-related losses of $13 million, or $0.07 per share.

Income from continuing operations for the three quarters ended September 30, 2006 was $52 million, or $0.29 per share, compared to last year’s income from continuing operations of $59 million, or $0.30 per share, for the three quarters ended September 30, 2005. The company recorded net income of $52 million, or $0.29 per share, in the three quarters ended September 30, 2006, compared to a net loss of $34 million, or $0.18 per share, for the three quarters ended September 30, 2005. Net income for 2006 included after-tax restructuring charges of $51 million, or $0.28 per share, after-tax one-time charges of $14 million, or $0.07 per share, after-tax gains on the sale of forestlands of $8 million, or $0.04 per share, and an after-tax gain on the sale of a PIK note of $13 million, or $0.07 per share. The net loss for 2005 included an after-tax loss from discontinued operations of $93 million, or $0.48 per share, after-tax restructuring charges of $17 million, or $0.08 per share, after-tax charges for debt retirement of $56 million, or $.29 per share, and after-tax gains on the sale of forestlands of $35 million, or $0.18 per share.

During the third quarter of 2006, the company experienced strong revenue and operating profit growth across its major businesses versus the year-ago quarter. Improved demand, pricing and productivity drove the company’s overall operating income and operating margin higher compared to the 2005 quarter. In the Packaging segment, stronger year-over-year revenue growth from improved pricing for the company’s paperboard products was partially offset by weakness in global beverage and media packaging, as well as by lower demand for personal care, tobacco and healthcare packaging. Strong year-over-year operating profit growth was driven by better demand for paperboard products, improved paperboard pricing and overall mill productivity gains. Year-ago quarter results were affected by higher costs due to hurricane-related disruptions. At the mills, the positive effects of solid demand, higher selling prices, improved sales mix and enhanced productivity more than offset the effects of higher raw materials costs in the most recent quarter. The Consumer and Office Products segment experienced improved results reflecting strong sales of value-added back-to-school products. These positive developments were partially offset by higher costs for raw materials, especially uncoated paper, and continued pressure of low-priced imported products. Results of the Specialty Chemicals segment reflect strong demand and improved pricing offset by increased costs for raw materials, principally crude tall oil. Sales increased over the prior year in global printing ink resins and activated carbon, while asphalt emulsifier sales were flat as record asphalt prices pressured road construction budgets. All of the segments faced year-over-year cost increases in raw materials and energy.

In 2005, we launched a cost reduction initiative to improve the efficiency of our business model. As part of the initiative, we are focusing on reducing the general and administrative cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run rate basis by the end of 2007. In 2005, specific actions were completed that resulted in annual run rate savings of about $65 million, before inflation. Our goal for all of 2006 is to realize another $55 million to $60 million in annual run rate savings. Actions taken as part of this initiative through the first three quarters of 2006 have resulted in annual run rate savings of about $30 million, before inflation. Cumulative run rate savings now stand at $95 million and the company anticipates achieving run rate savings of approximately $120 million to $125 million by the end of 2006. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new center for packaging innovation, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. The changes began in the second quarter of 2006 and are expected to be completed by early 2007.

We adopted SFAS No. 123R, Share-Based Payments, as of January 1, 2006. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. For the full year, the incremental noncash expense is currently estimated to be approximately $15 million before taxes. Total share-based compensation for the quarter and three quarters ended September 30, 2006 was $5 million and $16 million, respectively. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. The company provides various stock-based compensation plans, all of which have been approved by the shareholders. These plans provide for the granting of service and performance based awards, including stock options, stock appreciation rights, restricted stock and restricted stock units to key employees. See Note 14 to these consolidated financial statements for further detail on share-based compensation.

RESULTS OF OPERATIONS

Presented below are results for the third quarter and three quarters ended September 30, 2006 and 2005 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	Third quarter ended September 30,		Three quarters ended September 30,
	2006	2005	2006	2005
Sales	$1,751	$1,583	$4,755	$4,543

Cost of sales	1,416	1,295	3,951	3,745
Selling, general and administrative expense	217	199	644	567
Interest expense	57	52	157	158
Other (income) expense, net	(7)	(34)	(59)	1

	68	71	62	72
Income tax provision	12	16	10	13

Income from continuing operations	56	55	52	59
Discontinued operations	—	—	—	(93)

Net income (loss)	$56	$55	$52	$(34)

Income (loss) per share – basic and diluted
Income from continuing operations	$0.31	$0.30	$0.29	$0.30
Discontinued operations	—	—	—	(0.48)

Net income (loss)	$0.31	$0.30	$0.29	$(0.18)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the quarter ended September 30, 2006 were $1.75 billion compared to sales of $1.58 billion for the same quarter of last year, an increase of about 11 percent. Excluding the impact of the addition of Calmar, year-over-year sales growth for the quarter ended September 30, 2006 was 4% as compared to the quarter ended September 30, 2005. Sales for the three quarters ended September 30, 2006 were $4.76 billion compared to sales of $4.54 billion for the three quarters ended September 30, 2005, an increase of about 5 percent. The higher sales for the 2006 quarter were due primarily to improved pricing in the Packaging segment for paperboard products and from the addition of Calmar beginning in July. Strong demand and improved pricing also benefited the Consumer and Office Products and Specialty Chemical segments. For the three quarters ended September 30, 2006, increased sales were primarily the result of improved pricing and demand in the Packaging and Specialty Chemical segments and strong demand, and from the addition of Calmar beginning in July, partially offset by lower volume in the consumer packaging businesses in the Packaging segment and in the Consumer and Office Products segment. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the quarter ended September 30, 2006 was $1.42 billion compared to $1.30 billion for the same quarter of last year. Cost of sales for the three quarters ended September 30, 2006 was $3.95 billion compared to $3.75 billion for the three quarters ended September 30, 2005. The company’s gross margin improved to 19% for the third quarter of 2006 compared to 18% for the third quarter of 2005. The company’s gross margin was 17% for the first nine months of 2006 compared to 18% for the first nine months of 2005. Included in cost of sales for the third quarter of 2006 were restructuring charges of $9 million, compared to $8 million in the prior year quarter. For the three quarters ended September 30, 2006 and 2005, cost of sales included restructuring charges of $36 million and $15 million, respectively. Energy, raw materials and freight costs were $28 million higher in the third quarter of 2006 than in the third quarter of 2005 and $80 million higher for the first three quarters of 2006 than in the first three quarters of 2005. In addition, the results of 2005 were unfavorably impacted by the effects of market-related downtime for paperboard products and the effects of the hurricane.

Selling, general and administrative expenses were $217 million in the third quarter of 2006 compared to $199 million in the third quarter of 2005. Selling, general and administrative expenses as a percentage of sales was 12% in the third quarter of 2006 compared to 13% in the third quarter of 2005. Selling, general and administrative expenses were $644 million in the three quarters ended September 30, 2006 compared to $567 million reported in the three quarters ended September 30, 2005, or 14% and 13% of sales, respectively. Included in selling, general and administrative expenses for the quarter ended September 30, 2006, were restructuring charges of $8 million versus $2 million for the same period last year, one-time costs of $10 million in the 2006 quarter and $4 million of incremental costs for share-based compensation related to the adoption of SFAS No.123R at the beginning of 2006. Included in selling, general and administrative expenses for the three quarters ended September 30, 2006, were restructuring charges of $35 million versus $7 million for the same period last year, one-time costs of $23 million in the 2006 quarter and $12 million of incremental costs for share-based compensation related to the adoption of SFAS No.123R at the beginning of 2006. The company continues to focus its efforts on reducing spending in this area, and has implemented various cost reduction activities over the last two years.

Interest expense from continuing operations for the third quarter and three quarters ended September 30, 2006 was $57 million and $157 million, respectively, compared to $52 million and $158 million for the same periods in 2005. The increase in interest expense in the third quarter of 2006 as compared to the prior year was the result of the incremental short-term borrowings obtained in connection with the Calmar acquisition. For the three quarters ended September 30, 2005, interest expense associated with the company’s papers business, which was sold in the second quarter of 2005, in the amount of $20 million was included in discontinued operations in the consolidated statements of operations.

Other (income) expense, net, was income of $7 million in the third quarter of 2006 compared to income of $34 million in the third quarter of 2005. The decrease in income for the current quarter was primarily the result of $4 million of gains on sales of forestlands in the 2006 quarter compared to $15 million in 2005, $4 million of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

investment income in 2006 compared to $10 million in 2005 and $10 million of transition services income from NewPage in 2005 compared to none in 2006. For the three quarters ended September 30, 2006, other (income) expense, net, was income of $59 million compared to expense of $1 million in the three quarters ended September 30, 2005. The increase in income for the current year-to-date period was primarily the result of a $91 million debt retirement charge in 2005, a $21 million gain on the sale of PIK notes in 2006, $12 million of income related to other asset sales, and $1 million of other expense in 2006 compared to $7 million in 2005. Offsetting these items were $12 million of gains on the sale of forestlands in 2006 compared to $56 million of gains in 2005, $5 million of transition services income from NewPage in 2006 compared to $17 million in 2005, $9 million in impairments of land held for sale in 2006 and investment income of $19 million in 2006 compared to $24 million in 2005.

In the third quarter and three quarters ended September 30, 2006, the company recorded pension income before settlements and curtailments related to continuing operations of approximately $12 million and $37 million, respectively, before taxes, compared to $16 million and $51 million, respectively, for the third quarter and three quarters ended September 30, 2005. The company expects to record $50 million for the full year 2006. The estimate assumes a long-term rate of return on plan assets of 8.5% and a discount rate of 5.5%.

The annual effective tax rate for 2006 is estimated to be approximately 19% compared to 23% for 2005, due primarily to lower tax rates associated with foreign operations and other permanent tax differences.

The results from discontinued operations (net of taxes) for the three quarters ended September 30, 2005, were a loss of $93 million. Refer to Note 13 of Notes to Financial Statements for further discussion on the sale of the papers business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and other. The company’s principal business segments are (1) Packaging, (2) Consumer and Office Products, and (3) Specialty Chemicals. As discussed in Note 3 of Notes to Consolidated Financial Statements, Calmar’s results of operations for the third quarter of 2006 are included in the company’s Packaging segment. In 2005, the company exited its printing and writing papers business, which is reflected as discontinued operations in the consolidated financial statements.

Packaging Segment

In millions	Third quarter ended September 30,		Three quarters ended September 30,
	2006	2005	2006	2005
Sales	$1,242	$1,125	$3,476	$3,322
Segment profit[1]	120	84	268	259

[1]	Segment profit measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging segment produces bleached paperboard, Coated Natural Kraft paperboard™ (CNK®), kraft paperboard, linerboard and saturating kraft and packaging for consumer products markets. The Packaging segment also manufactures printed paperboard and plastic packaging, injection-molded products used for packaging DVDs and CDs, and plastic dispensing and spraying systems. In addition, the Packaging segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market. This segment’s products are manufactured or converted at plants located in North America, Mexico, Brazil, Asia and Europe. These products are sold in North America, Latin America, Europe, Asia and the Pacific Rim.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales in the Packaging segment increased 10% to $1.24 billion in the third quarter of 2006 compared to sales of $1.13 billion in the third quarter last year. Sales were up with the inclusion of the results of Calmar, acquired at the beginning of the third quarter of 2006. Shipments of bleached paperboard increased slightly to 413,000 tons in the third quarter of 2006 compared to 412,000 tons in the third quarter of 2005. The 2005 quarter included market downtime of 19,000 tons and lost production as a result of the hurricane of approximately 21,000 tons. Shipments of CNK were up 2% to 270,000 tons in the third quarter of 2006 compared to 264,000 tons in the third quarter of 2005. Linerboard shipments decreased just slightly to 106,000 tons in the third quarter of 2006 from 107,000 tons in the third quarter of 2005, while total kraft shipments increased 4% to 214,000 tons from 208,000 tons. Bleached paperboard prices increased about 3% over the prior year, CNK prices increased about 3% and linerboard prices increased about 30%. Calmar’s performance was solid, driven by strong volume growth in North American personal care, cosmetics, fragrance and cleaning and chemical products as well as improved pricing. Sales were unfavorably impacted primarily as a result of lower demand for media products due to a lack of direction in the entertainment industry for the next DVD format, weak movie, music and game markets and increased price competition. Demand for personal care, beverage, tobacco and healthcare products were also weaker, particularly in North American markets.

Operating profit for the third quarter of 2006 increased 43% to $120 million compared to the same period in the prior year of $84 million. Profits in the mill-based businesses reflected solid demand, higher selling prices, improved mix and better productivity, which offset the higher costs associated with raw materials, energy and freight. Results of the company’s Brazilian packaging operation, Rigesa, were down slightly due to lower volumes, offset in part by favorable cost variances. Earnings for media and entertainment were down due to lack of special music and video title releases, delays in releasing the next generation game platform and lack of direction in the entertainment industry for the next DVD format. Lower earnings for the beverage market were driven by lower carton volume in North America, partially offset by strong manufacturing productivity and lower costs in North America and Asia. For the segment, year-over-year for the quarter, higher selling prices and mix improvement of $18 million, and favorable manufacturing and other costs of $29 million, were offset in part by higher costs associated with raw materials, energy and freight of $11 million.

For the three quarters ended September 30, 2006, sales for this segment increased 5% to $3.48 billion from $3.32 billion in the three quarters ended September 30, 2005. Operating profit for the Packaging segment for the three quarters ended September 30, 2006 was $268 million compared to $259 million in first three quarters of the prior year. Year-over-year for the three quarters, higher selling prices and mix improvement of $35 million, and favorable manufacturing and other costs of $11 million and lower market downtime of $5 million, were offset in part by lower volume of $5 million and higher costs of $37 million associated with raw materials, energy and freight.

Consumer and Office Products Segment

In millions	Third quarter ended September 30,		Three quarters ended September 30,
	2006	2005	2006	2005
Sales	$339	$317	$794	$797
Segment profit[1]	49	44	61	71

[1]	Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Consumer and Office Products segment were $339 million for the third quarter of 2006 compared to $317 million in the third quarter of 2005. This increase was due to solid demand and to the timing of North American back-to-school products moving from the second to third quarter. Demand for back-to-school products was strong due to the popularity of many of the company’s value added products in 2006. Strong volume for back-to-school products that continued into the third quarter, was somewhat offset by lower than expected sales of office products. Many of the company’s customers continue to shift calendar and time management products purchases to later in the year, closer to the end user selling season. Segment operating profits increased 11% as the improvements in volume and mix were partially offset by price increases for uncoated paper, the primary raw material for this segment, and continued pressure from Asian imports, especially for commodity-based products. Year-over-year for the quarter, favorable price and mix of $9 million and lower other costs of $1 million, were partially offset by higher cost of materials of $5 million.

For the three quarters ended September 30, 2006, sales for this segment were $794 million compared to $797 million in the three quarters ended September 30, 2005. Operating profits for the three quarters ended September 30, 2006 were $61 million compared to $71 million in the prior year. These decreased results were primarily due to higher costs for uncoated paper, lower volume and unfavorable other manufacturing costs primarily for office products. These unfavorable factors were offset in part by improved sales mix. For the first three quarters of 2006 compared to the same period in 2005, favorable price and mix of $20 million were offset by unfavorable volume of $12 million, higher materials of $7 million and higher other costs of $11 million, primarily related to the implementation of an ERP system.

Specialty Chemicals Segment

In millions	Third quarter ended September 30,		Three quarters ended September 30,
	2006	2005	2006	2005
Sales	$131	$106	$376	$318
Segment profit[1]	15	15	43	33

[1]	Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment globally markets and distributes products which are manufactured at four domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

For the quarter ended September 30, 2006, sales for this segment increased 24% to $131 million from $106 million in the third quarter of 2005. Sales of chemical based products, in particular tall oil fatty acids, ink resins and asphalt, continued to be strong, rising 30% from the third quarter of last year. Sales of carbon based products were flat compared to the third quarter of 2005 due to a reduced automotive production schedule and inventory production schedules of other customers. Segment profit for the 2006 quarter of $15 million was unchanged from the 2005 quarter. Year-over-year for the quarter, price and mix improvements of $14 million and higher volume of $1 million were offset by a $13 million increase for costs for crude tall oil and other raw materials and higher other costs of $2 million.

For the three quarters ended September 30, 2006, sales for this segment increased to $376 million from $318 million in the three quarters ended September 30, 2005, as demand strengthened for most of this segment’s

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

products. Earnings for the three quarters ended September 30, 2006 were $43 million compared to $33 million in the same period in the prior year. Year-over-year for the first three quarters, price and mix improvements of $35 million, higher volume of $7 million and lower other costs of $2 million were partially offset by a $30 million increase for costs for crude tall oil and other raw materials and higher energy of $4 million. Segment profit in 2005 was unfavorably impacted by the effects of hurricanes.

Corporate and other

In millions	Third quarter ended September 30,		Three quarters ended September 30,
	2006	2005	2006	2005
Sales	$45	$52	$154	$157
Corporate and other loss[1]	(116)	(72)	(310)	(291)

[1]	Corporate and other loss may include goodwill impairment charges, minority interest, debt retirements charges, restructuring charges and one-time costs, net pension income, interest expense and income, results for specialty paper and forestry operations and gains on asset sales.

Corporate and other includes the company’s specialty papers and forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with continuing segment operations, such as restructuring charges and one-time costs, legal settlements, net pension income, interest expense and income, goodwill impairment charges, gains on sales of forestlands and other activities.

The company recorded a loss of $116 million in Corporate and other, compared to a loss of $72 million in the same period in 2005. The higher loss was the result of $10 million in one-time costs in the 2006 quarter related to the company’s cost initiative, higher restructuring charges of $7 million, lower sales of forestland of $11 million, lower investment income of $7 million, lower transition service income from NewPage of $10 million and higher interest expense of $5 million, partially offset by lower corporate expenses.

For the three quarters ended September 30, 2006, the company recorded a loss of $310 million in Corporate and other, compared to a loss of $291 million in the same period in 2005. The higher loss was the result of higher restructuring charges of $58 million, lower gains on forestland sales of $44 million in 2006, lower transition service income from NewPage of $12 million, and one-time costs in 2006 of $23 million, offset by debt retirement charges of $91 million in 2005, the gain from the sale of the PIK note of $21 million in 2006 and lower other costs of $6 million.

Discontinued Operations

Discontinued operations for 2005, related to the sale of the printing and writing papers business, included only four months of operations as the business was sold on April 30, 2005.

The company recorded an after-tax loss from discontinued operations of $93 million. Results in 2005 were negatively impacted by sale-related costs, including lease termination charges, asset impairments, debt extinguishment costs, pension settlement and curtailment losses, and other related costs.

LIQUIDITY AND CAPITAL RESOURCES

In the first three quarters of 2006, cash generated from operations provided the major source of funds for the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

company. During 2005, the proceeds from the sale of nonstrategic assets provided a major source of funds for the company but are not expected to be a significant source of funds in 2006. Cash and cash equivalents totaled $135 million at September 30, 2006 compared to $297 million at December 31, 2005.

Operating Activities

The company generated $351 million of cash from continuing operating activities in the three quarters ended September 30, 2006, compared to $145 million for the three quarters ended September 30, 2005. Operating cash flows were positively affected by improved earnings and year-over-year improvements in working capital balances. Cash used in discontinued operations was $78 million in the three quarters ended September 30, 2005.

Investing Activities

The company used $678 million of cash in investing activities in the first three quarters of 2006 compared to generating $2.1 billion for the same period last year. During the first three quarters of 2006, the company acquired Calmar for $714 million and completed the sale of the PIK notes that were received as part of the sale of the printing and writing paper operations, generating proceeds of $109 million. Additionally, in the first three quarters of 2006 the company generated $39 million from the sale of real estate and other assets, $14 million from the sale of forestlands and $64 million from company owned life insurance transactions. Capital spending totaled $186 million for the three quarters ended September 30, 2006, compared to $201 million for the same period last year. The prior year included proceeds of $2.2 billion received for the sale of the printing and writing papers business in 2005. During the first three quarters of 2005, the company generated $88 million from the sale of forestlands, real estate and other assets.

For 2006, the company expects capital spending to be between $300 million and $325 million.

Financing Activities

The company generated $153 million of cash from financing activities in the first three quarters of 2006 compared to cash used in financing activities of $1.9 billion for the three quarters ended September 30, 2005. Cash provided from financing activities in the first three quarters of 2006 related primarily to the commercial paper borrowings used to finance a portion of the Calmar acquisition completed in July 2006.

In 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors.

The proceeds received from the sale of the company’s printing and writing papers business in 2005 were used to retire approximately $1 billion in debt and repurchase 21 million shares of outstanding common stock at a cost of about $702 million in the first three quarters of 2005. MeadWestvaco has a $750 million bank credit facility that expires in December 2010. Approximately $258 million of the credit facility was utilized for back-up of the company’s commercial paper program at September 30, 2006. At September 30, 2006, we had $270 million of notes payable and current maturities of long-term debt compared to $13 million at December 31, 2005. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 43.2% at September 30, 2006, 41.1% at December 31, 2005 and 42.8% at the end of the third quarter of 2005.

In August 2006, Moody’s downgraded MeadWestvaco’s debt ratings to Baa3 and Prime-3. With this rating action, the outlook was restored to stable. In September 2006, Standard & Poor’s Rating Service affirmed the company’s debt ratings of BBB and A-2. These ratings restored the outlook to stable and removed the company from “credit watch.”

On January 24, April 25, June 27 and October 24, 2006, the Board of Directors declared a dividend of $0.23 per share. During the first three quarters of 2006 and 2005, the company paid $125 million and $136 million, respectively, in dividends to its shareholders. The change in the dividend amount for the first three quarters of 2006 compared to the prior year is due to the reduction in outstanding shares resulting from the company’s share repurchase program. Outstanding shares at September 30, 2006 and 2005 were 181.2 million and 181.5 million, respectively.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $33 million in environmental capital expenditures in 2006 and approximately $23 million in 2007. Approximately $47 million was spent on environmental capital projects in 2005.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2006, MeadWestvaco had recorded liabilities of approximately $23 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $25 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

the litigation, including settlement costs, have not been significant. As of September 30, 2006, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2006, the company had recorded litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

OUTLOOK

We expect overall fourth quarter operating profitability to be above year-ago levels. While we expect demand to be seasonally slower in the fourth quarter, paperboard demand is still expected to be comparatively strong and above year-ago levels. In addition, we are continuing to implement price increases to offset historically high cost inflation for key inputs. Sequentially, seasonal strength in our Consumer and Office Products segment as well in our consumer and packaging media business is expected to offset seasonal slowing in the paperboard packaging and Specialty Chemicals businesses.

In the Packaging segment, order backlogs for our mill-based products are all better compared to last year at this time, but shipments in the fourth quarter are expected to be seasonally slower compared to the third quarter. We expect shipments to remain strong going into the fourth quarter and do not expect to take market-related downtime. Pricing momentum and mix enhancements are expected to continue in the fourth quarter for many of our mill products. In the consumer packaging businesses, we expect seasonal strength in the media business and a steady demand in beverage markets to be somewhat offset by lower demand in personal care and cosmetics packaging. Calmar’s solid performance is expected to continue as we continue to integrate this business and expand activity with our shared customers.

In the Consumer and Office Products segment, sales of office products will reach their seasonally highest levels. Major retailers are continuing to reduce lead times, resulting in more calendar and time management products sales shifting into the fourth quarter. Additionally, higher raw material costs will continue to be a challenge in the fourth quarter and into next year.

In the Specialty Chemicals segment, sales and operating income will be seasonally slower, but are expected to improve compared to year-ago results. Sales of performance chemicals used in asphalts, dyes and printing inks, as well as activated carbon for the automotive markets and corrosion technology, are expected to improve driven by increased pricing and modest volume growth. Higher costs for crude tall oil will partially offset some of the improvements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Higher costs for raw materials, energy, and freight impacted all of our businesses in the first three quarters of 2006. Although we have seen some moderation in these costs in the third quarter, we expect such cost inflation to continue to be a challenge in the fourth quarter with input costs increasing by $15-20 million compared to the same period in 2005.

In 2005, specific actions associated with the cost reduction initiative were completed that resulted in annual run rate savings of about $65 million, before inflation. Actions taken as part of this initiative during the third quarter of 2006 generated an additional $12 million in savings, which brings total run rate savings to $30 million for the three quarters ended September 30, 2006. Cumulative run rate savings are now approximately $95 million. The company anticipates achieving run-rate savings of $120 million to $125 million by the end of 2006. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new innovation center, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. The changes began in the second quarter of 2006 and are expected to be completed by early 2007. As part of this initiative, the company expects to incur about $100 million to $110 million in restructuring and other related costs in 2006 and 2007.

Capital spending totaled $186 million for the three quarters ended September 30, 2006, compared to $201 million for the same period last year. The company expects capital spending to be approximately $300 million to $325 million in total for 2006.

The company’s effective tax rate for 2006 is estimated to be approximately 19%.

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

SIGNIFICANT TRANSACTIONS

Restructuring Charges

Quarter ended September 30, 2006

During the quarter ended September 30, 2006, MeadWestvaco recorded pre-tax restructuring charges of $17 million for asset impairments, employee separation costs, and other restructuring-related costs. Approximately $9 million and $8 million were recorded within cost of sales and selling, general and administrative expenses, respectively. In addition, approximately $9 million was related to asset impairments and other restructuring-related charges, and $8 million was related to employee separation costs. The total cash costs related to these actions was $6 million in the quarter, of which $5 million was for employee separation costs. The remaining $3 million of employee separation costs are being funded by the company’s U.S. qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging:

During the third quarter of 2006, the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pre-tax charge of $7 million. Approximately $6 million was related to employee benefit costs covering approximately 190 employees as a result of the company’s realignment of its packaging platform. The affected employees will be separated by the end of 2006. Approximately $1 million was related to the impairment of assets and other restructuring-related costs.

Consumer and Office Products:

During the third quarter of 2006, the company’s Consumer and Office Products segment had various restructuring activities in its manufacturing operations, primarily in North America. Those actions resulted in a pre-tax charge of $3 million of which $2 million was related to impairments of assets and other restructuring-related costs, and $1 million was related to employee separation costs covering approximately 90 employees.

All other:

During the third quarter of 2006, the company recorded pre-tax charges of approximately $7 million. Of this amount, $6 million was related to impairments of assets and other restructuring-related costs, and approximately $1 million was related to employee benefit costs primarily associated with the company’s relocation of its corporate headquarters. The majority of the affected employees will be separated by the end of 2006.

The following table summarizes these net charges by business segment for the quarter ended September 30, 2006:

In millions	Asset impairments and other costs	Employee costs	Total
Packaging	$1	$6	$7
Consumer and Office Products	2	1	3
All other	6	1	7

	$9	$8	$17

Three quarters ended September 30, 2006

In connection with the cost reduction initiative announced last year and the company’s realignment of its packaging platform and the relocation of its corporate headquarters, MeadWestvaco recorded pre-tax restructuring charges of $80 million for employee separation costs, asset impairments and other restructuring-related costs, during the three quarters ended September 30, 2006. Approximately $36 million was recorded within cost of sales and another $35 million within selling, general and administrative expenses. Additionally, $9 million was recorded within other (income) expense, net. Approximately $46 million was related to asset impairments and other restructuring-related charges and $34 million was related to employee separation costs. The total cash costs related to these actions was $16 million in the first three quarters of 2006, of which $13 million was for employee separation costs. The remaining $21 million of employee separation costs is being funded by the company’s U.S.-qualified retirement plans. Although these charges relate to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging:

In addition to the $7 million in pre-tax charges taken in the third quarter noted above, in the first two quarters of 2006 the company’s Packaging segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. These actions resulted in a pre-tax charge of $33 million of which $8 million was related primarily to employee benefit costs covering approximately 110 employees. As of September 30, 2006, the majority of the affected employees had been separated from the company. The remaining employees will be separated by the end of 2006. Approximately $25 million was in connection with asset impairments related primarily to the impairment of two bleached paperboard machines permanently abandoned in the second quarter of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer and Office Products:

In addition to the $3 million of pre-tax charges taken in the third quarter noted above, in the first two quarters of 2006 the company’s Consumer and Office Products segment had a $1 million pre-tax charge related to employee benefit costs, asset impairments and other restructuring-related costs in connection with its operations in North America.

All other:

In addition to the $7 million in pre-tax charges taken in the third quarter noted above, in the first two quarters of 2006 the company recorded pre-tax charges of approximately $11 million related to asset impairments and restructuring-related costs and $18 million in employee separation costs covering approximately 330 employees. The majority of the affected employees will be separated by the end of 2006.

The following table summarizes these charges by business segment for the three quarters ended September 30, 2006:

In millions	Asset impairments and other costs	Employee costs	Total
Packaging	$26	$14	$40
Consumer and Office Products	1	3	4
All other	19	17	36

	$46	$34	$80

Quarter and three quarters ended September 30, 2005

For the quarter and three quarters ended September 30, 2005, MeadWestvaco recorded pre-tax restructuring charges of $10 million and $22 million, respectively, for employee separation costs, asset impairments and other restructuring-related costs. These charges for Packaging, Consumer and Office Products and Corporate and other were $8 million, $1 million and $1 million for the quarter, respectively; and $13 million, $5 million and $4 million for the three quarters of 2005, respectively. Approximately $8 million was recorded within cost of sales and $2 million within selling, general and administrative expenses for the third quarter of 2005. Approximately $15 million was recorded within cost of sales and $7 million within selling, general and administrative expenses for the first three quarters of 2005.

Summary of all restructuring plans

The activity in the accrued restructuring liabilities balances related to all of the plans described above was as follows for the first three quarters of 2006:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2005	$7	$4	$11
Current charges	34	3	37
Payments	(17)	(2)	(19)
Restructuring reserves related to Calmar acquisition*	7	—	7

Balance of related accruals at September 30, 2006	$31	$5	$36

*	In connection with the acquisition of Calmar, the company established a reserve under purchase accounting for restructuring actions in the amount of $7 million. See Note 3 for further discussion of the acquisition.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Acquisition

On July 5, 2006, the company completed its acquisition of Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain (“CSG”). Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

The base purchase price at the date of acquisition was $710 million in cash in exchange for the stock of various Calmar entities, and was subject to adjustment for cash received, debt assumed and certain minor items. Excluding cash acquired, the adjusted purchase price including direct transaction costs was $714 million. The results of Calmar are included in the consolidated financial statements from the acquisition date and are included in the company’s Packaging segment. See Note 3 and Note 8 of Notes to Consolidated Financial Statements for further discussion.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No.109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The company is currently evaluating this standard and will disclose its expected impact on its 2007 consolidated financial statements in the company’s 2006 Annual Report on Form 10-K.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The company has not yet determined the impact of adopting this standard.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year-end, with limited exceptions. This provision of the Statement is effective for fiscal years ending after December 15, 2008. The company is evaluating the impact of this standard on its consolidated financial statements and currently expects the net after-tax charge to accumulated other comprehensive income in the fourth quarter of 2006 to be in the range of 6% to 8% of stockholders’ equity. This adjustment principally represents the impact of previously unrecognized prior service costs and actuarial losses and the impact of certain under-funded non U.S. plans. This Statement will not affect the company’s funding obligations (under an ERISA basis) and we do not currently foresee a need for company contributions to the qualified plans.

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings expected from the company’s general and administrative cost reduction initiative; the relocation of key corporate functions to a new location; the reorganization of the company’s packaging business units and the integration of Calmar; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; adverse results in current or future litigation, currency movements and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There was no material change in the company’s exposure to market risk from December 31, 2005 to September 30, 2006, except as follows. During the first quarter of 2006, the company initiated a limited program of financial hedging activities to complement its existing supply agreements and purchasing requirements for natural gas. The impact of these hedging activities did not have a material effect on the consolidated financial statements for the first three quarters of 2006.

Item 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2006, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

As a result of our contract with ACS to outsource a significant portion of our information technology operations, some of the internal controls for information technology processes will be provided by ACS. These changes began in the second half of 2006 and will continue through the first quarter of 2007. In addition, we implemented our ERP platform to several business units within our Packaging and Consumer and Office Products segments during the third quarter of 2006.

Additionally, as we implement changes related to our cost reduction initiative, new packaging platform, new innovation center, and consolidation of corporate activities to a new corporate headquarters, we will make changes to certain internal control processes. These changes began in the second quarter of 2006 and we expect they will continue through the first quarter of 2007.

As a result of our acquisition of Calmar during the third quarter of 2006, our internal control over financial reporting now includes the controls of Calmar. Due to the timing of the acquisition, it will not be possible to complete our assessment of Calmar’s internal control over financial reporting by year end. As permitted under SEC rules, management intends to exclude this acquired business from management’s report on internal control over financial reporting at December 31, 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the three months ended September 30, 2006, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A. RISK FACTORS

During the three months ended September 30, 2006, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There were no stock swaps or repurchases in the third quarter of 2006. The number of shares available for repurchase under this program at September 30, 2006 was 4,707,422.

Item 6. EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
November 6, 2006	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Senior Vice President and Chief Financial Officer