Form 10-K
period 2006-12-31
MEADWESTVACO CORP
filed 2007-02-28
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	11013 West Broad Street Glen Allen, VA 23060 Telephone 804-327-5200 (Address and telephone number of registrant’s principal executive offices)
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period, the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2006, the aggregate market value of common stock held by nonaffiliates was $5,038,719,945. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2007, the number of shares of common stock of the Registrant outstanding was 182,463,734.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 30, 2007, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 26, 2007.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco” or the “company”), a Delaware corporation, is a global company with leading positions in the packaging, consumer and office products, specialty chemicals and specialty papers markets. MeadWestvaco’s principal operating business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. In the fourth quarter of 2006, the company completed the change in its management and operating structure such that its previously reported Packaging segment was replaced by the Packaging Resources and Consumer Solutions segments. This structure reflects the company’s internal reporting to its chief decision makers and aligns the segment disclosure with management’s analysis of results of operations and the process utilized to allocate resources. The company has presented its reportable segments in 2005 and 2004 to conform to the new reporting structure adopted in 2006.

Packaging Resources

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at four domestic mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as pad stock for electronic components.

Consumer Solutions

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs and CDs; cosmetics and pharmaceutical products; and plastic dispensing and spraying systems for personal care, healthcare, fragrance and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Consumer and Office Products

The Consumer and Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, COLUMBIAN®, Day Runner®, Five Star®, Mead® and Trapper Keeper®.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

For a more detailed description of our primary segments, including financial information, see Note R of Notes to Financial Statements included in Part II, Item 8.

Specialty Papers

The specialty papers business produces highly engineered materials that provide solutions for more technically demanding needs. These products and applications include overlay materials and saturating papers for the decorative laminate industry, friction papers used in the automotive industry, base papers for pressure sensitive tapes, coated covers for demanding commercial printing jobs and a variety of special application papers designed to meet the customized needs of our customers.

Forestry

The principal raw material used in the manufacture of paper and paperboard is wood. The company’s strategy, based on the location of our mills and the composition of surrounding forestland ownership, is to provide a portion of our wood fiber from company-owned land and to rely on private woodland owners and private contractors and suppliers for the balance. As of December 31, 2006, we owned 135,000 acres of forestland in Brazil (more than 1,200 miles from the Amazon rainforests); and approximately 1,116,000 acres of forestland in the U.S., including 377,000 acres in the Appalachian region and 739,000 acres in the Southeast. An additional 102,000 acres are managed in the Southeast. We buy and sell land to maintain certain levels of fiber self-sufficiency.

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

On January 31, 2007, the company announced that it plans to sell approximately 300,000 acres of its forestlands throughout West Virginia, Alabama and Georgia. The company expects to complete the sales during 2007. The land sales will include 82,000 acres in Alabama, 145,000 acres in Georgia, and 63,000 acres in West Virginia, and will continue to function as forestland under new ownership. The company will work with potential buyers to ensure that the land continues to be managed sustainably through the Sustainable Forestry Initiative (SFI). The company will retain strategic fiber supply agreements to support its mills in Alabama and Virginia.

Marketing and distribution

The principal markets for our products are in the United States, Canada, Latin America, Europe and Asia. We operate in over 30 countries and serve customers in approximately 100 nations. Our products are sold through a mixture of our own sales force and paperboard merchants and distributors. The company has sales offices in key cities throughout the world.

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

Competition

MeadWestvaco operates in very challenging domestic and international markets and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, our business is affected by a range of macroeconomic conditions, including industry capacity changes, a trend in the packaging, paperboard and forest products industry toward consolidation, global competition, economic conditions in the U.S. and abroad and currency exchange rates.

We compete principally through quality, price, value-added products and services such as packaging solutions, customer service, innovation, technology and product design. Our proprietary trademarks and patents, in the aggregate, are also important to our competitive position in certain markets.

MeadWestvaco’s Packaging Resources segment competes globally with manufacturers of value-added bleached and unbleached paperboard for packaging and graphic applications, as well as specialty paperboards. The Consumer Solutions segment competes globally with numerous packaging service providers in the package design, development, and manufacturing arenas, as well as the manufacture of plastic dispensing and spraying systems. The Consumer and Office Products segment competes with national and regional converters, as well as foreign producers, especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins.

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

Environmental laws and regulations

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will make approximately $19 million of environmental capital expenditures in 2007 and approximately $27 million in 2008. Approximately $34 million was spent on environmental capital projects in 2006.

We have been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that the company may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by MeadWestvaco. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response,

Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all of these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. We regularly evaluate our potential liability at these various sites. At December 31, 2006, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The liabilities do not include the anticipated capital expenditures previously stated. Management believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the recorded environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3.

Employees

MeadWestvaco employs approximately 24,000 people worldwide, of whom approximately 14,000 are employed in the U.S. and approximately 10,000 are employed internationally. Approximately 8,000 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco’s European facilities have separate house union agreements or series of agreements specific to the workforce at each facility. MeadWestvaco has not recently experienced any work stoppages and considers its relationship with employees, including those covered by collective bargaining agreements, to be good. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and at present the company is in negotiations for a new agreement at one location where an existing contract has expired covering approximately 1,100 bargaining unit employees. Furthermore, the company will begin negotiations for other locations covering approximately 1,200 bargaining unit employees in 2007. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of these negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Latin America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to domestic operations were 72%, 72% and 74% for the years ended December 31, 2006, 2005 and 2004, respectively. Export sales from MeadWestvaco’s U.S. operations were approximately 14%, 13% and 13% for the years ended December 31, 2006, 2005 and 2004, respectively. Sales that were attributable to foreign operations were 28%, 28% and 26% for the years ended December 31, 2006, 2005 and 2004, respectively. For more information about domestic and foreign operations, see Note R of Notes to Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.meadwestvaco.com. Please note that MeadWestvaco’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MeadWestvaco makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of our website.

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

Certain of the company’s businesses are affected by cyclical market conditions that can significantly influence the demand for certain of the company’s products, as well as the pricing we can obtain for these products. The company’s paperboard business is particularly subject to cyclical market conditions. The company may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime, particularly at our paperboard facilities. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. As a result, the company’s results of operations and cash flows may be materially impacted in a period of prolonged and significant market weakness. Moreover, the company is not able to predict market conditions or its ability to sustain pricing and production levels during periods of weak demand with any degree of certainty. Market conditions will also impact the company’s ability to achieve its planned or announced price increases.

The company’s businesses are subject to significant cost pressures. Our ability to pass higher costs on to our customers through price increases or other adjustments is uncertain and dependent on market conditions.

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

Certain of the company’s consumer packaging converting businesses are affected by new technology which can significantly impact operating results and cash flows.

Changes in technology for the distribution of consumer products, such as music and video entertainment, can have a dramatic impact on the demand for packaging products produced by the company’s packaging converting businesses.

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

Approximately 42% of the company’s annual revenues in 2006 were derived from export sales and sales from locations outside of North America. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

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

The company has recently announced a plan to realign and restructure its consumer packaging converting businesses. Although the company is engaged in intensive planning as it implements these actions and believes that it will manage the reorganization effectively to achieve substantial savings for the company, these major changes have attendant inherent risks, including the potential for disruption in our packaging converting businesses and operations as we implement the realignment.

The company’s consumer packaging converting businesses are being transitioned into a focused consumer packaging converting group. The company’s leadership is engaged in intensive planning and expects to successfully and seamlessly manage these transitions. However, any major reorganization presents challenges and it is possible that there could be disruptions in our business and operations during the transition period. Disruptions in production, quality control, customer service and innovation, as well as in other aspects of our operations, such as internal controls, could negatively impact our results of operations.

The company has announced a Cost Reduction Initiative. If we fail to fully execute on this initiative, we may not fully realize all the improvements we have publicly announced.

In the second quarter of 2005, the company announced a cost reduction initiative with the goal of achieving $175 million to $200 million of cost reductions, pre-tax and before inflation, on an annual run rate basis by the end of 2007. The company now anticipates achieving cumulative run-rate savings of $175 million to $185 million by the end of 2007 with the balance expected in 2008; however, we will look for every opportunity to pull forward more savings into 2007. This initiative is described more fully in Part II, Item 7. Although we believe that these results are reasonable and achievable, if we do not fully achieve these goals within the expected time frame, or at all, we may not fully realize the improvements we expect in our operating earnings and cash flows.

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

Additional information regarding environmental proceedings involving MeadWestvaco are set forth in Part I, Item 3.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately one-third of our employees are represented by various labor unions under collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time. If we are unable to negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect results of operations.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

MeadWestvaco is headquartered in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. For information concerning our forestlands, see Part I, Item 1. The locations of MeadWestvaco’s production facilities are as follows:

Packaging Resources

Blumenau, Santa Catarina, Brazil	North Charleston, South Carolina
Cottonton, Alabama	Pacajus, Ceara, Brazil
Covington, Virginia	Silsbee, Texas
Evadale, Texas	Summerville, South Carolina
Fiera de Santana, Bahia, Brazil	Tres Barras, Santa Catarina, Brazil
Low Moor, Virginia	Valinhos, São Paulo, Brazil
Manuaus, Amazonas, Brazil	Venlo, The Netherlands

Consumer Solutions

Agua Branca, São Paulo, Brazil	Littlehampton, United Kingdom (Leased)
Ajax, Ontario, Canada	London, United Kingdom (Leased)
Atlanta, Georgia	Louisa, Virginia (Leased)
Bilboa, Spain	Manaus, Amazonas, Brazil
Bristol, United Kingdom	Mebane, North Carolina
Bydgoszcz, Poland	Melrose Park, Illinois (Leased)
Caguas, Puerto Rico (Leased)	Moscow, Russian Federation (Leased)
Chateauroux, France	Pittsfield, Massachusetts (Leased)
Chicago, Illinois	Roosendaal, The Netherlands
Corby, United Kingdom	San Luis Potosi, Mexico
Deols, France	Shimada, Japan
Dublin, Ireland (Leased)	Slough, United Kingdom (Leased)
Elizabethtown, Kentucky	Smyrna, Georgia
Enschede, The Netherlands	Svitavy, Czech Republic
Freden, Germany	Swindon, United Kingdom (Leased)
Grandview, Missouri	Talgau, Austria (Leased)
Graz, Austria	Trier, Germany
Grover, North Carolina	Troyes, France
Hemer, Germany	Uden, The Netherlands (Leased)
Jacksonville, Illinois	Valinhos, São Paulo, Brazil
Krakow, Poland	Warrington, Pennsylvania (Leased)
Lanett, Alabama	Wuxi, People’s Republic of China

Consumer & Office Products

Alexandria, Pennsylvania	Indianapolis, Indiana
Atlanta, Georgia	Kenosha, Wisconsin
Bauru, São Paulo, Brazil	Los Angeles, California
Dallas, Texas	Sidney, New York
Enfield, Connecticut	Toronto, Ontario, Canada
Garden Grove, California	Williamsburg, Pennsylvania

Specialty Chemicals

Albuquerque, New Mexico	North Charleston, South Carolina
Covington, Virginia	Waynesboro, Georgia
DeRidder, Louisiana	Wickliffe, Kentucky

Specialty Papers

Potsdam, New York	South Lee, Massachusetts

Forestry Centers

Rupert, West Virginia	Tres Barras, Santa Catarina, Brazil
Summerville, South Carolina

Research Facilities

Raleigh, North Carolina (Leased)	North Charleston, South Carolina
Summerville, South Carolina

Leases

For financial data on certain MeadWestvaco leases, see Note H of Notes to Financial Statements included in Part II, Item 8.

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

MeadWestvaco owns all of the facilities listed above, except certain warehouses and general offices, as noted, and pending purchases.

Item 3.	Legal proceedings

In 1998 and 1999, the EPA issued Notices of Violation to eight paper industry facilities, including Westvaco’s Luke, Maryland mill, alleging violation of the PSD regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with the EPA’s allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco’s Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Following initial discovery, and in response to Motions for Partial Summary Judgment filed by Westvaco, the government abandoned several of its claims for injunctive relief. Motions for summary judgment on discrete issues were filed and a hearing was conducted in 2005. The motions remain pending. No trial date has been set, but a trial, if needed, is not expected to commence before late 2007. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

In 2004, the company and other potentially responsible parties (PRPs) reached a settlement and signed a Consent Decree with the U.S. EPA concerning the Chattanooga Creek Superfund Site. Under the terms of the Consent Decree, the private PRPs, including MeadWestvaco, are implementing final remedial action at the Creek Superfund Site, which is expected to be completed in 2007. MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

MeadWestvaco has established liabilities of approximately $22 million relating to environmental proceedings. Additional information is included in Part I, Item 1, and Note O of Notes to Financial Statements included in Part II, Item 8.

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

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2006.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	58	Chairman and Chief Executive Officer	2002
James A. Buzzard	52	President	2003
E. Mark Rajkowski	48	Senior Vice President and Chief Financial Officer	2004
Mark S. Cross	50	Senior Vice President	2006
Linda V. Schreiner	47	Senior Vice President	2002
Mark T. Watkins	53	Senior Vice President	2002
Wendell L. Willkie, II	55	Senior Vice President, General Counsel and Secretary	2002
Donna O. Cox	43	Vice President	2005
Robert E. Birkenholz	46	Treasurer	2004
John E. Banu	59	Controller	2002

*	As of March 1, 2007
**	Director of MeadWestvaco

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

Mark S. Cross, President of Europe, Middle East and Africa Region, JohnsonDiversey 2003-2006;

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

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2006,		Year ended December 31, 2005,
STOCK PRICES	High	Low	High	Low
First quarter	$28.70	$25.27	$34.33	$28.50
Second quarter	30.85	26.21	32.13	27.80
Third quarter	28.15	24.76	29.87	26.93
Fourth quarter	30.50	26.35	28.77	25.06

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2006, the number of shareholders of record of MeadWestvaco common stock was approximately 27,400. This number includes approximately 15,600 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2006,	Year ended December 31, 2005,
First quarter	$.23	$.23
Second quarter	.23	.23
Third quarter	.23	.23
Fourth quarter	.23	.23

Year	$.92	$.92

MeadWestvaco currently expects that comparable cash dividends will continue to be paid in the future.

(d)	Common stock repurchases

In November of 2003, under Item 703 of Regulation S-K, the SEC adopted rules requiring disclosure of all repurchases of registered equity securities in the preceding fiscal quarter made by or on behalf of the issuer.

During the quarter ended December 31, 2006, the company had no common stock share repurchases except for stock option swaps as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2006 – October 31, 2006	—	—	—	4,707,422
November 1, 2006 – November 30, 2006	1,416	$28.52	—	4,707,422
December 1, 2006 – December 31, 2006	95,792	29.90	—	4,707,422

In October 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The number of shares outstanding under this program at December 31, 2006, was 4,707,422.

Item 6.	Selected financial data

In millions, except per share data

	Years ended December 31,
	2006		2005	2004	2003	2002
EARNINGS
Net sales	$6,530		$6,170	$6,060	$5,566	$5,289
Income from continuing operations	93		119	224	84	89
Discontinued operations	—		(91)	(573)	(62)	(128)
Cumulative effect of accounting change	—		—	—	(4)	(359)
Net income (loss)	93	[1]	28 [2]	(349)[3]	18 [4]	(398)[5]
Income from continuing operations
Per share—basic	0.52		0.62	1.11	0.42	0.46
Per share—diluted	0.52		0.62	1.10	0.42	0.46
Net income (loss) per share—basic	0.52		0.14	(1.73)	0.09	(2.07)
Net income (loss) per share—diluted	0.52		0.14	(1.72)	0.09	(2.07)
Depreciation, depletion and amortization	517		491	489	479	451

COMMON STOCK
Number of common shareholders	27,410		29,630	34,730	36,740	37,200
Weighted average number of shares outstanding:
Basic	181		192	202	200	192
Diluted	181		193	204	202	192
Cash dividends	$167		$178	$186	$184	$206
Per share:
Dividends declared	0.92		0.92	0.92	0.92	0.92
Book value	19.40		19.20	21.17	23.46	23.76

FINANCIAL POSITION
Working capital	$550		$988	$882	$910	$794
Current ratio	1.4		1.9	1.5	1.6	1.5
Property, plant, equipment and forestlands, net	$4,523		$4,487	$4,688	$7,378	$7,834
Total assets	9,285		8,908	11,646	12,470	12,904
Long-term debt, excluding current maturities	2,372		2,417	3,282	3,969	4,233
Shareholders’ equity	3,533		3,483	4,317	4,713	4,753
Debt to total capital	42%		41%	46%	47%	49%

OPERATIONS[6]
Primary production of paper, paperboard and market pulp (tons, in thousands)	3,950		3,945	6,702	6,318	6,034
New investment in property, plant, equipment and forestlands	$302		$305	$317	$393	$424
Acres of forestlands owned (in thousands)	1,251		1,251	2,179	2,347	3,182
Employees	24,000		22,200	29,400	29,500	30,700

[1]

2006 results include after-tax restructuring charges of $85 million, or $.47 per share, after-tax one-time costs of $26 million, or $.14 per share, a gain on the sale of a PIK note of $13 million, or $.07 per share, and an after-tax gain of $11 million, or $.06 per share, from the sale of corporate real estate.

[2]

2005 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $91 million, or $.48 per share, after-tax charges of $56 million, or $.29 per share related to the retirement of debt, and after-tax charges of $20 million, or $.10 per share, for restructuring activities.

[3]

2004 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $573 million, or $2.82 per share, and after-tax charges of $67 million, or $.33 per share, for restructuring activities.

[4]

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

[5]

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

[6]	Certain data for 2004 and all data for 2003 and 2002 have not been revised to exclude discontinued operations.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

Management’s discussion and analysis of financial condition and results of operations (MD&A) discusses the results of operations and general financial condition of MeadWestvaco. MD&A should be read in conjunction with the consolidated financial statements included in Part II, Item 8.

OVERVIEW

For the year ended December 31, 2006, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $93 million, or $0.52 per share. Net income for the year included after-tax restructuring charges of $85 million, or $0.47 per share, related primarily to employee separation costs, facility closures and the permanent shutdown of two previously idled paperboard machines, and after-tax one-time costs of $26 million, or $0.14 per share, related to the company’s cost reduction initiative. Also included in net income for 2006 was an after-tax gain of $13 million, or $0.07 per share, on the sale of a note (PIK note) received as part of the consideration for the sale of the printing and writing papers business in 2005, and an after-tax gain of $11 million, or $0.06 per share, on the sale of corporate real estate. Comparable amounts for prior periods are noted later in this discussion. The amounts related to the items noted above are reflected in corporate and other for segment reporting purposes.

During 2006, the company generated strong revenue growth from higher selling prices and an improved product mix in many of its businesses. In addition, the results for 2006 were favorably impacted from the acquisition of Calmar. These improvements were partially offset by significant inflation in energy and raw material prices. In 2006, the pre-tax cost for the principal inputs of energy, raw materials and freight was approximately $159 million higher than in 2005, offsetting improvements in price and mix of $142 million. Cash flow provided by operating activities from continuing operations grew to $567 million in 2006, compared to $305 million in 2005, reflecting higher earnings and improvements in working capital.

MeadWestvaco’s principal business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. In the fourth quarter of 2006, the company completed the change in its management and operating structure such that its previously reported Packaging segment was replaced by the Packaging Resources and Consumer Solutions segments. This segment structure reflects the company’s internal reporting to its chief decision makers and aligns the segment disclosure with management’s analysis of results of operations and the process utilized to allocate resources. The company has presented its reportable segments for 2005 and 2004 to reflect the new reporting structure adopted in 2006. Also in 2005, the company exited its printing and writing papers business, which is recorded as discontinued operations in the consolidated financial statements.

In the Packaging Resources segment, sales in 2006 increased 4% compared to 2005 and segment operating profit increased 18% during the same period. The Packaging Resources segment sales increased primarily as a result of higher selling prices and an improved product mix. Volume in 2006 increased slightly as compared to 2005. Segment operating profit increased in 2006 compared to 2005 as higher selling prices and improved product mix and productivity more than offset higher costs for raw materials, energy and freight.

In the Consumer Solutions segment, sales in 2006 increased 7% compared to 2005, but segment operating profit decreased 9% during the same period. The 2006 results include the impact of Calmar, which was acquired in July 2006. Excluding Calmar, segment sales in 2006 decreased 3% compared to 2005. Increased sales in beverage and the positive impact of Calmar offset weaker demand for media packaging. Segment operating profit decreased in 2006 versus 2005 as the positive results from Calmar and the operating profit increases in beverage, personal care and tobacco were more than offset by declines in the media business, and higher energy, freight and other input costs.

In the Consumer and Office Products segment, sales in 2006 increased 2% compared to 2005, but segment profits decreased 2% during the same period. Sales in 2006 were positively impacted by improvements in price and mix, partially offset by lower volume due in part to supply chain activities at large office products customers. Segment operating profit decreased slightly in 2006 versus 2005 as improved mix and better performance in the Brazilian school and office products business were offset by higher manufacturing and paper input costs.

In the Specialty Chemicals segment, sales in 2006 increased 16% compared to 2005 and operating profit increased by 31% during the same period. Increased sales in 2006 were due to higher selling prices and improved volume in the pine chemical businesses. Sales in the carbon-based businesses were flat as U.S. auto manufacturing declined slightly. Segment operating profit increased in 2006 versus 2005 as the positive effects of higher selling prices and lower selling, general and administrative expenses were partially offset by higher input costs for raw materials, principally crude tall oil, which increased significantly from the prior year.

In 2005, the company launched a cost reduction initiative to improve the efficiency of our business model. As part of the initiative, we are focusing on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2007. Through 2006, specific actions were completed that resulted in annual run-rate savings of about $125 million, before inflation. The company anticipates achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, the company will look for every opportunity to pull forward more savings into 2007. In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new center for packaging innovation, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. Through year end, the company made substantial progress in these initiatives by realigning its packaging business into two focused groups, establishing the new innovation center in Raleigh, North Carolina, and completing the corporate consolidation plan.

RESULTS OF OPERATIONS

The following table summarizes our results for the years ended December 31, 2006, 2005 and 2004, as reported in accordance with accounting principles generally accepted in the United States (GAAP). All references to per share amounts are presented on an after-tax basis.

In millions, except per share data	Years ended December 31,
	2006	2005	2004
Net sales	$6,530	$6,170	$6,060

Cost of sales	5,399	5,087	4,925
Selling, general and administrative expenses	905	756	800
Interest expense	211	208	209
Other income, net	(83)	(16)	(197)

Income from continuing operations before income taxes	98	135	323
Income tax provision	5	16	99

Income from continuing operations	93	119	224
Discontinued operations	—	(91)	(573)

Net income (loss)	$93	$28	$(349)

Income (loss) per share - basic:
Income from continuing operations	$0.52	$0.62	$1.11
Discontinued operations	—	(0.48)	(2.84)

Net income (loss)	$0.52	$0.14	$(1.73)

Income (loss) per share - diluted:
Income from continuing operations	$0.52	$0.62	$1.10
Discontinued operations	—	(0.48)	(2.82)

Net income (loss)	$0.52	$0.14	$(1.72)

Sales for the year ended December 31, 2006, were $6.5 billion compared to $6.2 billion for the year ended December 31, 2005, and $6.1 billion for the year ended December 31, 2004. Increased sales in 2006, compared to 2005, were the result of higher selling prices and improved product mix in many of our businesses, partially offset by weaker demand for certain products compared to 2005. The current-year sales include $206 million from the addition of Calmar, which was acquired in July 2006. Refer to the individual segment discussion that follows for detailed sales information for each segment.

Cost of sales for the year ended December 31, 2006, was $5.4 billion, compared to $5.1 billion and $4.9 billion for the years ended December 31, 2005 and 2004, respectively. Our gross margin in 2006 was approximately the same as 2005 and was down about one percentage point from 2004. The decline in gross margin from 2004 was primarily related to increased input costs in 2006 and 2005 for raw materials, energy, and freight and higher market-related downtime in 2005. During 2006, the pre-tax input cost of energy, raw materials and freight was approximately $159 million higher than in 2005. Restructuring charges included in cost of sales were $53 million, $18 million and $89 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Maintenance costs and the effects of market-related downtime are reflected in cost of sales. Total maintenance costs in 2006 were $234 million, compared to $244 million in 2005 and $242 million in 2004. In 2006, the company took no significant market-related downtime, while in 2005 and 2004 the company took 109,000 tons and 17,000 tons of market-related downtime which had a negative impact on results of $31 million and $3 million, respectively. In 2005 and 2004, the mix of market-related downtime varied by business, but primarily occurred in the Packaging Resources segment. The effects of market-related downtime consist of the unabsorbed fixed manufacturing costs due to lower production, but do not include lost profits due to lower shipment levels.

Selling, general and administrative expenses were $905 million, $756 million and $800 million for the years ended December 31, 2006, 2005 and 2004, respectively. Selling, general and administrative expenses as a percentage of sales were 13.9%, 12.3% and 13.2% for the years ended December 31, 2006, 2005 and 2004, respectively. Higher expense in 2006 was due primarily to increased restructuring charges and one-time costs, the addition of Calmar in July 2006 and higher share-based compensation. Restructuring charges included in selling, general and administrative expenses were $60 million in 2006 and $11 million in both 2005 and 2004. Incremental costs in selling, general and administrative expenses in 2006 compared to the prior year included certain one-time costs, the addition of Calmar and share-based compensation in the amounts of $42 million, $26 million and $15 million, respectively. Additionally, beginning in 2005, about $30 million of certain costs classified as cost of sales, were, in prior years, included in selling, general and administrative expenses for the consumer packaging business, as the company integrated the business and shifted certain functions to production.

Pension income for continuing operations, before settlements, curtailments and termination benefits was $50 million in 2006 compared to $67 million in 2005 and $86 million in 2004. Pension income is reflected in cost of sales and selling, general and administrative expenses, and is reported in corporate and other for segment reporting purposes.

Interest expense from continuing operations of $211 million in 2006 was similar to 2005 and 2004 interest expense of $208 million and $209 million, respectively. The increase in interest expense in 2006 as compared to the prior years was the result of the incremental short-term borrowings obtained in connection with the Calmar acquisition. For the years ended December 31, 2005 and 2004, interest expense associated with the company’s papers business, which was sold in the second quarter of 2005, was included in discontinued operations in the consolidated statements of operations in the amount of $20 million and $69 million, respectively.

Other income, net, was $83 million in 2006, compared to $16 million and $197 million for 2005 and 2004, respectively. Gains on the sale of forestland were $29 million, $60 million and $176 million for 2006, 2005 and 2004, respectively. In 2006, the company recorded gains on the sale of corporate real estate of $18 million and gain on the sale of a PIK note of $21 million, as well as a loss of $20 million on asset impairments. The results for 2006 and 2005 include transition services income of $5 million and $25 million, respectively, related to the services provided to NewPage. The results for 2005 include a loss on extinguishment of debt of $90 million related to the company reducing debt by approximately $1 billion. The Company’s proportionate share of the net income or (losses) of its equity-method investments, before other than temporary impairments, was $(6) million, $(4) million and $2 million for 2006, 2005 and 2004, respectively. Other items, including interest income and foreign currency exchange gains and losses, netted to income of $36 million, $25 million and $19 million in 2006, 2005 and 2004, respectively.

For the years ended December 31, 2006, 2005 and 2004, the company’s annual effective tax rate was approximately 5%, 12% and 31%, respectively. The decline in the rate for 2006 compared to 2005 was primarily due to a shift in the level and mix of domestic versus foreign earnings. The decline in the rate for 2005 compared to 2004 was due to a lower proportion of domestic earnings in 2005, a change in the allocation of state taxes as a result of the sale of the printing and writing papers business, and tax credits.

Comparison of Years ended December 31, 2006 and 2005

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Packaging Resources

In millions	Years ended December 31,
	2006	2005
Sales	$2,953	$2,836
Segment profit[1]	275	234

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products markets including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and health care products. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as pad stock for electronic components.

Sales in the Packaging Resources segment increased to $3.0 billion in 2006, compared to $2.8 billion in 2005. The sales increase of 4% for 2006 over 2005 was a result of higher selling prices realized and strengthening demand for many products. Product mix improvement also favorably impacted sales in 2006. Shipments of bleached paperboard in 2006 were 1,646,000 tons, down 2% from the prior year, reflecting the permanent shutdown of two machines in 2006. Shipments of CNK in 2006 were 1,082,000 tons, up 4% from 2005. Shipments of unbleached paperboard in 2006 were 838,000 tons, down 2% from the prior year, reflecting the intentional shift away from less profitable products. Compared to 2005, bleached paperboard prices in 2006 were up 3%, CNK open market prices were up 3% and unbleached paperboard prices were up 9%. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., increased 8% in 2006 over 2005 driven by improved mix and improved volume, partially offset by lower prices.

Segment profit for 2006 increased to $275 million compared to $234 million in 2005. The 18% improvement reflects improvements in pricing, volume and mix and productivity, partially offset by higher prices for raw materials and energy. Earnings in 2006 benefited by $54 million from price increases and mix improvements, $5 million from volume improvement and $70 million from favorable cost productivity. Earnings for 2006 were negatively affected by $77 million from higher input costs for energy, wood and freight and from $11 million in other operating cost increases compared to the prior year. The prior year results reflect the impact of higher market-related downtime and the impact of two hurricanes.

Consumer Solutions

In millions	Years ended December 31,
	2006	2005
Sales	$2,170	$2,021
Segment profit[1]	93	102

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs and CDs; cosmetics and pharmaceutical products; and plastic dispensing and spraying systems for personal care, healthcare, fragrance and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales in the Consumer Solutions segment increased 7% to $2.2 billion in 2006, compared to $2.0 billion in 2005. Sales for 2006 include the results of Calmar, acquired in the third quarter of 2006. Excluding the impact of Calmar, sales in 2006 declined 3% as compared to 2005. Sales improved slightly for our beverage business, but declined for other specialty packaging lines. Sales were particularly weak for media as demand for music packaging declined, game volumes decreased due to delayed next-generation console releases and the absence of DVD packaging business for the year’s “blockbuster” filmed entertainment titles.

Segment operating profit for 2006 decreased 9% to $93 million, compared to $102 million in 2005. Earnings benefits from the acquisition of Calmar, improved results in our beverage, personal care and tobacco businesses and certain cost improvements were offset by $6 million in higher input costs for energy and freight, $7 million in volume decreases, $5 million in unfavorable price and mix and $19 million in higher other material and operating costs compared to the prior year.

Consumer and Office Products

In millions	Years ended December 31,
	2006	2005
Sales	$1,143	$1,125
Segment profit[1]	127	130

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

Sales for this segment increased slightly to $1.14 billion in 2006, compared to $1.13 billion for 2005. The 2% sales growth from 2005 reflects solid performance in the segment’s value-added branded consumer product lines, improved overall mix and a solid performance in the Brazilian school products business partially offset by customers shortening their supply chain, which caused sales delays in certain products into the first quarter of 2007.

Year-over-year operating profit was down $3 million in 2006 compared to the prior year. Results in 2006 were positively impacted by $45 million from price increases and mix improvements, offset by the negative impact of higher input and operating costs of $35 million and volume decreases of $13 million. This segment’s operating profit continues to be impacted by low-priced Asian imports.

Specialty Chemicals

In millions	Years ended December 31,
	2006	2005
Sales	$493	$425
Segment profit[1]	51	39

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

Sales increased in 2006 to a record $493 million from $425 million in 2005 due to higher selling prices and strong demand for the segment’s industrial pine chemicals used in asphalt paving, dyes and proprietary publication ink resins and other industrial markets. Year-over-year volumes for carbon-based products were essentially flat due to lower automobile production volumes in North America. Increased segment operating profit reflects the positive effects of pricing and volume of $50 million and reduced selling, general and administrative expenses of $4 million, partially offset by higher prices of $42 million for raw materials, principally crude tall oil, freight and energy.

Corporate and other

In millions	Years ended December 31,
	2006	2005
Sales	$219	$213
Corporate and other loss [1]	(448)	(370)

[1]

Corporate and other loss may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest income and expense, and gains on asset sales.

Corporate and other includes the company’s specialty paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as certain legal charges and settlements, restructuring and one-time charges, pension income, interest income and expense, and other charges.

The loss for corporate and other was $448 million in 2006, compared to a loss of $370 million in 2005. The higher loss in 2006 compared to 2005 was the result of higher restructuring charges of $104 million, lower gains on forestland sales of $31 million, lower transition service income from NewPage of $20 million, lower pension income of $17 million, one-time costs in 2006 of $42 million, offset by debt retirement charges of $90 million in 2005, the gain from the sale of the PIK note of $21 million in 2006, gains on the sale of corporate real estate of $18 million in 2006 and lower other costs of $7 million in 2006 compared to 2005.

Comparison of Years ended December 31, 2005 and 2004

The information in the discussion below has been restated on a continuing operations basis and to reflect the new segment reporting structure adopted in 2006.

Discontinued Operations

In connection with the sale of the company’s printing and writing papers business that occurred in 2005, the company recorded an after-tax loss from discontinued operations for the years ended December 31, 2005 and 2004 of $91 million and $573 million, respectively. Results in 2005 and 2004 were negatively impacted by sale-related costs, including lease termination charges, asset impairments, debt extinguishment costs, pension settlement and curtailment losses, and other related costs included in discontinued operations.

Packaging Resources

In millions	Years ended December 31,
	2005	2004
Sales	$2,836	$2,754
Segment profit[1]	234	270

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales in 2005 for the Packaging Resources segment increased 3% compared to 2004, while segment earnings decreased 13%. Revenue in the mill-based business, compared to the prior year, was impacted by a decline in shipments of bleached paperboard as a result of the impact of two hurricanes. Bleached paperboard shipments of 1.7 million tons were down 7% from 2004, while the business realized a year-over-year net price improvement of about 5% across the bleached paperboard grades. Shipments of CNK paperboard of over one million tons were similar to shipments in 2004, with open market pricing increases of 3% over the prior year. Linerboard shipments increased 17% from 2004, with pricing similar to the prior year. The company’s Brazilian packaging operation, Rigesa Ltda., had an increase in sales in 2005 over 2004 driven by higher prices and a stronger Brazilian currency. The decline in segment earnings in 2005 reflects significantly higher input costs for raw materials and energy, higher market-related downtime and the impact of two hurricanes.

Consumer Solutions

In millions	Years ended December 31,
	2005	2004
Sales	$2,021	$2,030
Segment profit[1]	102	161

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales in 2005 for the Consumer Solutions segment were slightly less than in 2004, and segment earnings decreased 37%. This segment reported lower sales growth of print and plastic packaging for the media and entertainment industries, but increased demand for cosmetics and tobacco packaging in Europe. In the beverage packaging business, sales in 2005 were down compared to 2004 due to weaker soft drink demand in Northern America and weaker demand in beer markets worldwide. A weaker euro had a negative impact on sales for the European operations. The positive impact of improved volume and mix in tobacco and cosmetics packaging in Europe was offset by weaker volume in media and entertainment packaging as a result of a lack of blockbuster titles in 2005, weakness and some share loss in games, DVD and music markets, and increased resin costs that could not be passed on to customers. Operating profit in 2005 was positively impacted by growth in nonbeverage dairy packaging from our European acquisition in 2004.

Consumer and Office Products

In millions	Years ended December 31,
	2005	2004
Sales	$1,125	$1,090
Segment profit[1]	130	137

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales in 2005 for the Consumer and Office Products segment were up 3%, driven by 2004 acquisitions and improved demand for time-management products, offset in part by global competitive pressures from lower priced Asian-based imports, especially related to commodity-based paper products. Sales and operating profit in 2005 benefited from the addition of the Brazilian school and office products business acquired in 2004, additional contribution from the segment’s Canadian business and cost savings from facility consolidations made in 2004. Segment profit was negatively impacted by Asian import price pressures and higher raw material input costs, primarily uncoated paper, which could not be fully passed on to customers in 2005. Year-over-year profit results were positively impacted by $25 million from price increases and mix improvements, and $2 million from other cost reductions; offset by the negative impact of higher input costs of $26 million and volume decreases of $8 million.

Specialty Chemicals

In millions	Years ended December 31,
	2005	2004
Sales	$425	$410
Segment profit[1]	39	57

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales in 2005 for the Specialty Chemicals segment increased 4% from 2004, while operating profit declined 32%. Sales in 2005 were higher primarily as a result of higher selling prices and strong demand for the segment’s chemicals used in asphalt paving, dyes, printing inks and industrial pine chemical markets. These positive effects were offset by lower volumes for some activated carbon products as a result of changes in design of emission systems by an automaker customer. Higher raw material and energy input costs were the primary drivers of the decline in the segment’s operating profit compared to 2004. Year-over-year profit results were positively impacted by price increases and mix improvements of $15 million, offset by the negative impact of higher costs for raw materials and energy of $23 million, volume decreases of $6 million, and other cost increases of $4 million.

Corporate and other

In millions	Years ended December 31,
	2005	2004
Sales	$213	$216
Corporate and other loss [1]	(370)	(302)

[1]

Corporate and other loss may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest income and expense, and gains on asset sales.

The loss for corporate and other was $370 million in 2005, compared to a loss of $302 million in 2004. The increase in the loss reflects lower forestland sales gains in 2005 of $116 million, lower pension income of $17 million, and higher debt retirement cost of $89 million. These negative effects were partially offset by $71 million of lower restructuring charges in 2005, higher transition services income of $25 million, higher interest income of $21 million, reduced corporate spending of $33 million, and lower other costs of $4 million.

Other items

Selling, general and administrative expenses were $756 million in 2005 compared to $800 million in 2004. A portion of the decrease in 2005 was a result of various activities which focused on reduced spending and staff reductions throughout the company. Selling, general and administrative expenses included $11 million of restructuring charges in both 2005 and 2004.

Interest expense of $208 million in 2005 was similar to interest expense of $209 million in 2004.

Pension income for continuing operations, before settlements and curtailments, was $67 million before taxes in 2005 compared to $86 million in 2004, reflecting the company’s continued overfunded position in its qualified plans.

Other income, net, decreased in 2005 to $16 million from $197 million in 2004. Included in other income, net, in 2005 are gains on the sales of forestlands of $60 million compared to $176 million in 2004. Debt retirement costs were $89 million higher in 2005, offset by higher transition service income of $25 million.

The company’s annual effective tax benefit rate for 2005 was 12% compared to 31% in 2004. The decrease in the 2005 annual effective tax rate reflects a lower proportion of domestic earnings in 2005, a change in the allocation of state taxes as a result of the sale of the printing and writing papers business, and tax credits.

Outlook

Packaging Resources

MeadWestvaco’s Packaging Resources group’s high-quality paperboard products are marketed globally. Overall demand remains solid relative to the seasonally weaker first calendar quarter. The company continues to experience steady order levels from its key lines of business, which include global tobacco, beverage and aseptic applications. As such, the company’s focus is on realizing price increases to offset continued historically high costs for raw materials, energy and freight. The company also is focusing on continuing to improve its productivity by consolidating its customer service and by pursuing other global supply chain initiatives, including enhancing transportation efficiency and optimizing its warehouse footprint. Any achieved benefits are expected to help further offset historically high input cost inflation.

Throughout the year, outages for routine maintenance are planned, with two such outages scheduled for the bleached paperboard system in the first quarter of 2007. Future outages will be communicated in a timely fashion by the company through its periodic broad disclosures with the investment community.

Consumer Solutions

In 2006, overall profitability in MeadWestvaco’s Consumer Solutions segment was below the company’s expectations. In 2007, the company has broadly communicated a profit improvement plan for this business, which includes optimizing its manufacturing capacity, refocusing its media business on higher value specialty packaging for music, DVDs and games, eliminating operating redundancies and enhancing materials procurement through the company’s shared services function. MeadWestvaco expects to demonstrate meaningful year-over-year operating profit improvement beginning in the second half of 2007 as it executes the aforementioned plan and continues to generate strong growth and profitability in the company’s global dispensing and spraying systems business that targets the personal care, healthcare, fragrance and lawn and garden markets. The company also plans to expand its current operations in China and enter other emerging markets, including India, which is expected to require modest investments in capital and in selling, general and administrative functions.

Consumer & Office Products

The Consumer and Office Products segment historically incurs a small loss in the first calendar quarter as the business builds inventory for its back-to-school selling season in the second and third quarters and for the peak selling season for time-management products in the second half of the year. Price and mix improvements from the company’s branded consumer product lines are expected to be partially offset by continued high costs for uncoated paper, the segment’s principal raw material. In addition, supply-chain activities by major customers and unpredictable order patterns for the company’s back-to-school and time management products may distort segment operating profit quarter-to-quarter.

Specialty Chemicals

In 2007, global demand for MeadWestvaco’s pine chemicals, including proprietary ink resins, asphalt emulsifiers, rosin and other industrial pine-based chemicals, is expected to remain solid. However, costs for crude tall oil, the principal input for pine chemical products, are expected to largely offset increases in selling prices. The company also will continue to seek growth opportunities for its carbon technology through new products and geographic expansion to offset continued U.S. auto declines.

Cost initiative and restructuring activities

As part of its $200 million cost initiative, MeadWestvaco achieved through 2006 annual run rate savings of about $125 million, before inflation. The company anticipates achieving cumulative run-rate savings of $175 million to $185 million by the end of 2007 with the balance of the $200 million expected to be achieved in 2008. The company will, however, look for every opportunity to pull forward more savings into 2007. The key components of the 2007 reduction will be the continued execution of our North American shared services platform, IT reduction and supply chain improvement.

In February 2006, the company announced plans designed to accelerate progress toward a new packaging platform, create a new innovation center, and consolidate corporate activities to a new corporate headquarters located in Richmond, Virginia. Through year end, the company made substantial progress in these initiatives by realigning its packaging business into two focused groups, establishing the new innovation center in Raleigh, North Carolina, and completing the corporate consolidation plan. The resulting operational efficiencies, customer focus and market driven product innovation will strengthen our position in the packaging industry. The changes began in the second quarter of 2006 and are expected to be completed by early 2007. As part of these initiatives and the planned restructure and realignment of the company’s consumer solutions business, the company expects to incur between $50 million and $75 million in restructuring charges and other related costs in 2007.

Other items

Capital spending was $302 million in 2006 and is expected to increase to $360 million in 2007 due to the addition of Calmar, expansion initiatives into emerging markets, and capital requirements for safety and energy related projects. Depreciation, depletion and amortization expense was $517 million in 2006 and is expected to be about $525 million in 2007.

Interest expense totaled $211 million in 2006. Management expects interest expense to be in the range of $210 million to $215 million in 2007.

Management currently estimates overall pension income in 2007 to be approximately $53 million which is derived primarily from the domestic plans. This estimate assumes a discount rate of 5.75%, a salary increase rate of 4.0% and an expected rate of return on assets of 8.5%.

Land sales

The company generated gross proceeds of $30 million and $68 million from the sales of forestland in 2006 and 2005, respectively.

On January 31, 2007, the company announced plans to sell approximately 300,000 acres of its forestlands throughout West Virginia, Alabama and Georgia. The company expects to complete the sales during 2007. The land sales include 82,000 acres in Alabama, 145,000 acres in Georgia, and 63,000 acres in West Virginia, and will continue to function as forestland under new ownership. The company will work with potential buyers to ensure that the land continues to be managed sustainably through the Sustainable Forestry Initiative (SFI). MeadWestvaco will retain strategic fiber supply agreements to support its mills in Alabama and Virginia. Additional plans are being finalized to further maximize value from our forestlands.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section later in this document.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations provided the major source of funds for the company in 2006. The primary use of funds in 2006 was the acquisition of Calmar, a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems. As disclosed in Note P of Notes to Financial Statements included in Part II, Item 8, the purchase price for Calmar was $714 million, of which $374 million was paid in cash and the remaining $340 million was financed through commercial paper borrowings. Of the $340 million in initial borrowings, approximately $190 million was paid down as of December 31, 2006. During 2005, proceeds of $2.2 billion from the sale of nonstrategic assets provided a major source of funds for the company. Cash and cash equivalents totaled $156 million at December 31, 2006 compared to $297 million at December 31, 2005.

Operating activities

Cash provided by continuing operations was $567 million in 2006, compared to $305 million in 2005 and $633 million in 2004. The increase in operating cash flow in 2006 was primarily attributable to cash provided by changes in working capital of $129 million in 2006, compared to cash used by changes in working capital in 2005 of $271 million. Included in 2005 cash flow from working capital changes was approximately $160 million in tax payments related to the sale of the printing and writing papers business. See Note Q of Notes to Financial Statements included in Part II, Item 8 for further discussion relating to changes in current assets and liabilities. Net income from continuing operations was $93 million, $119 million and $224 million in 2006, 2005 and 2004, respectively. There was no cash flow from discontinued operations in 2006, compared to cash used by discontinued operations of $78 million in 2005 and cash provided by discontinued operations of $289 million in 2004.

Investing activities

Cash used in investing activities was $761 million in 2006, compared to cash provided by investing activities of $2 billion in 2005 and cash used in investing activities of $207 million in 2004. The primary use of funds in 2006 was the acquisition of Calmar for $714 million, while the primary source of the funds in 2005 was proceeds of $2.2 billion from the sale of the printing and writing papers business. Capital spending totaled $302 million in 2006, compared to $305 million in 2005 and $317 million in 2004. Management anticipates that capital spending will be about $360 million in 2007. Depreciation, depletion and amortization expense is expected to be about $525 million in 2007.

During 2006, we acquired Calmar, a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. During 2005, we acquired DZN, The Design Group, a full service design and marketing company which will enhance MeadWestvaco’s package design capabilities, enabling the company to provide a more competitive and comprehensive set of creative design services. During 2004, we acquired Aries Packaging, a machinery systems company which supports the company’s dairy packaging systems business in Europe, and Tilibra, a manufacturer of school, office and time-management stationery products in Brazil.

Asset sales, including the sales of forestlands, generated $165 million of proceeds in 2006 compared to $109 million in 2005 and $281 million in 2004. Proceeds of the sale of a debt security generated $109 million of cash in 2006.

Financing activities

Cash provided by financing activities was $35 million during 2006, compared to cash used in financing activities of $2.2 billion during 2005 and $672 million during 2004. In 2005, proceeds received from the sale of the company’s printing and writing papers business were used to retire approximately $1 billion in debt and to repurchase approximately 24 million shares of outstanding common stock at a cost of $700 million. All of the repurchased shares of common stock were retired. In October 2005, the company’s Board of Directors authorized the future repurchase of an additional five million shares primarily to avoid dilution of earnings per share relating to employee equity awards. In 2006, the company repurchased and retired 1.3 million shares, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. The 1.3 million shares repurchased under the put option were not a reduction of the share repurchases authorized by the Board of Directors.

At December 31, 2006, the company had a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55% as well as certain other covenants with which the company is in compliance. The company’s commercial paper program is supported by its $750 million revolving credit facility which was undrawn at December 31, 2006. The company had $148 million of commercial paper borrowings outstanding at December 31, 2006.

At December 31, 2006 and 2005, the company had $211 million and $13 million of notes payable and current maturities of long-term debt. There were $148 million of commercial paper borrowings outstanding at December 31, 2006, and no commercial paper borrowings outstanding at December 31, 2005 and 2004. The maximum amounts of combined commercial paper outstanding during the years ended December 31, 2006, 2005 and 2004, were $355 million, $115 million and $53 million, respectively. The average amount of commercial paper outstanding during the years ended December 31, 2006, 2005 and 2004, was $136 million, $1 million and $4 million, respectively, with an average interest rate of 5.5%, 3.1% and 1.4%, respectively. In the past, these borrowings funded seasonal increases in inventory and receivables at the company’s Packaging Resources, Consumer Solutions and Consumer and Office Products segments. At December 31, 2006 and 2005, approximately 22% and 15% of the company’s debt was variable rate, after factoring in the company’ interest-rate swaps, respectively. The weighted average interest rate on the company’s variable-rate debt was approximately 5.3% in 2006, compared to 4.9% in 2005. The percentage of debt to total capital was 42.2% and 41.1% at December 31, 2006 and 2005, respectively.

In the period from January 1, 2007 to February 1, 2007, the holders of the company’s 6.84% debentures, due 2037, were entitled to elect early repayment, in whole or in part, at 100% of the principal amount outstanding. Holders elected early repayment of $45 million, which will be paid by the company on March 1, 2007, and the repayment amount is included in current maturities of long-term debt as of December 31, 2006.

In 2006, the Board of Directors declared dividends of $0.92 per share, paying a total of $167 million of dividends to shareholders in 2006. During 2005 and 2004, the company paid $178 million and $186 million, respectively, of dividends to shareholders. On January 23, 2007, the company declared a quarterly dividend of $0.23 per share payable on March 1, 2007 to stockholders of record at the close of business on February 2, 2007.

Effects of inflation

Prices for energy, including natural gas, oil and electricity, and input costs for certain raw materials and freight, increased significantly in 2006 and 2005. The increase in these costs affected many of the company’s businesses. During 2006, the pre-tax input cost of energy, raw materials and freight was approximately $159 million higher than in 2005. During 2005, the pre-tax input cost of energy, raw materials and freight was approximately $150 million higher than in 2004.

Environmental and legal matters

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $19 million in environmental capital expenditures in 2007 and approximately $27 million in 2008. Approximately $34 million was spent on environmental capital projects in 2006.

We have been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that we may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2006, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2006, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2006, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

The company is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Contractual obligations

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2006, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the footnotes to the consolidated financial statements of the company. Also included below are disclosures regarding the amounts due under purchase obligations. Purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The company has included in the disclosure below all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the definition of purchase obligations above.

In millions	Payments due by period
	Total	Less than 1 year 2007	1-3 years 2008 and 2009	3-5 years 2010 and 2011	More than 5 years 2012 and beyond
Contractual obligations:
Debt	$2,521	$211	$83	$30	$2,197
Interest on debt	2,834	176	347	337	1,974
Capital lease obligations	164	4	9	8	143
Operating leases	222	52	74	50	46
Purchase obligations	851	649	123	63	16
Other long-term obligations	738	—	168	149	421

Total	$7,330	$1,092	$804	$637	$4,797

On January 11, 2007, the company entered into a lease agreement with a third party pursuant to which the company will lease a facility for its corporate headquarters in Richmond, Virginia with an initial term of 13.5 years. It is expected that the lease commencement date will be in the third quarter of 2009, after about a two-year construction period. The annual minimum rental payments associated with this agreement, which will depend largely in part on the final cost of the facility and the amount of square footage leased, are estimated to be between $9 million and $10 million, beginning in the second half of 2009. The estimated minimum lease payments associated with this agreement are not included in the above table, as such table reflects contractual obligations entered into by the company on or before December 31, 2006.

SIGNIFICANT TRANSACTIONS

Restructuring charges

Year ended December 31, 2006

For the year ended December 31, 2006, MeadWestvaco recorded total pre-tax charges of $133 million for asset writedowns, facility closures and employee separation costs, of which $53 million, $60 million and $20 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. In the fourth quarter of 2006 the company recorded total pretax charges of $53 million of which $16 million, $26 million and $11 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively.

Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

The following table and discussion present additional detail of the 2006 charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging Resources	$25	$2	$27
Consumer Solutions	5	25	30
Consumer and Office Products	4	4	8
All other	49	19	68

	$83	$50	$133

Packaging Resources:

During the year, the company incurred charges of $27 million for asset writedowns, employee separation costs and various other restructuring activities in its packaging operations in the U.S. The charges included employee separation costs of $2 million related to approximately 40 employees. All of the affected employees will be separated by the end of 2007. The remaining $25 million related to asset impairments.

Consumer Solutions:

During the year, the company incurred charges of $30 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a packaging converting plant in the U.S. and various other restructuring activities in its packaging converting operations in the U.S. and Europe. The charges include separation costs of $25 million related to approximately 860 employees. The majority of the affected employees had separated from the company by December 31, 2006, and the remaining employees will be separated by the end of 2007. The remaining $5 million included asset writedowns and other facility closure-related costs.

Consumer and Office Products:

During the year, the company incurred charges of $8 million for asset writedowns, employee separation costs and other restructuring costs incurred in connection with various restructuring activities in its consumer and office products manufacturing operations in North America. The charges included employee separation costs of $4 million, related to approximately 150 employees, and $4 million for asset writedowns including asset impairments and other costs. The majority of the affected employees had separated from the company by December 31, 2006, and the remaining employees will be separated by the end of 2007.

All other:

During the year, the company also recorded charges of approximately $19 million related to employee separation costs covering approximately 290 employees. The majority of the affected employees had separated from the company by December 31, 2006, and the remaining employees will be separated by the end of 2007. Additionally, the company incurred charges of $49 million in connection with asset impairments, charges associated with ceased-use facilities and a write-down of an equity investment.

Year ended December 31, 2005

For the year ended December 31, 2005, MeadWestvaco recorded total pre-tax charges of $29 million for asset writedowns, facility closures and employee separation costs, of which $18 million and $11 million were recorded within cost of sales and selling, general and administration expenses, respectively. Of these charges, $9 million related to the company’s productivity initiative and $20 million related to its cost initiative. These charges included the closing of a Consumer Solutions converting plant in the United States and various other restructuring activities in the Packaging Resources, Consumer Solutions and Consumer and Office Products operations in the United States and Europe, including asset impairments and employee separation costs covering approximately 300 employees. The company also recorded employee separation charges of $6 million in corporate and other covering approximately 190 employees. As of December 31, 2006, actions related to these charges were substantially paid. Although the charges were not recorded as part of segment results, $3 million related to the Packaging Resources segment, $11 million to the Consumer Solutions segment, $8 million to the Consumer and Office Products segment, and $9 million to corporate and other. Additionally, in 2005, the company sold previously written-down Consumer and Office Products assets, resulting in a gain of $2 million.

Year ended December 31, 2004

For the year ended December 31, 2004, MeadWestvaco recorded total pre-tax charges of $100 million for asset writedowns, facility closures and employee separation costs, of which $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. The charges related primarily to the closing of a domestic packaging systems plant and various consolidation activities in the company’s packaging facilities, primarily in Europe; actions taken to consolidate the consumer and office products operations in North America and close several facilities; and the reorganization of corporate functions and other business units. As of December 31, 2005, all of the actions related to these charges were complete, and the accruals for employee and other costs were substantially utilized. Although the charges were not recorded as part of segment results, $1 million related to the Packaging Resources segment, $38 million to the Consumer Solutions segment, $45 million to the Consumer and Office Products segment, and $16 million to corporate and other. Additionally, in 2004, the company sold a previously written-down corporate asset, resulting in a gain of $2 million.

Acquisition

On July 5, 2006, the company completed its acquisition of Calmar from Compagnie de Saint-Gobain. Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

The base purchase price at the date of acquisition was $710 million in cash in exchange for the stock of various Calmar entities, and was subject to adjustment for cash received, debt assumed and certain minor items. Excluding cash acquired, the adjusted purchase price including direct transaction costs was $714 million. The results of Calmar are included in the consolidated financial statements from the acquisition date and are included in the company’s Consumer Solutions segment.

Discontinued operations

In connection with the sale of the company’s printing and writing papers business that occurred in 2005, the company recorded an after-tax loss from discontinued operations for the years ended December 31, 2005 and 2004 of $91 million and $573 million, respectively. Results in 2005 and 2004 were negatively impacted by sale-related costs, including lease termination charges, asset impairments, debt extinguishment costs, pension settlement and curtailment losses, and other related costs included in discontinued operations.

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

Pension and postretirement benefits: In August 2006, the President signed into law the Pension Protection Act of 2006 (PPA). The PPA establishes new minimum funding rules for defined benefit pension plans beginning in 2008. The company does not anticipate any required funding to the U.S. qualified retirement plans in the foreseeable future as a result of this legislation and due to the overfunded status of the plans.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, which is consistent with the company’s measurement date. The impact of adopting SFAS No. 158 as of December 31, 2006 was an increase to accumulated other comprehensive loss in the amount of $57 million, net of tax, which principally represents the impact of recognizing previously unrecognized prior service cost and net actuarial losses.

Assumptions used in the determination of net pension cost and postretirement benefit expense, including the discount rate, the expected return on plan assets, and increases in future compensation and medical costs, are evaluated by the company, reviewed with the plan actuaries annually and updated as appropriate. Actual asset returns and compensation and medical costs, which are more favorable than assumptions, can have the effect of lowering expense and cash contributions, and, conversely, actual results, which are less favorable than assumptions, could increase expense and cash contributions. In accordance with generally accepted accounting principles, actual results that differ from assumptions are accumulated and amortized over future periods and, therefore, affect expense in such future periods.

In 2006, the company recorded pre-tax pension income for continuing operations, before settlements, curtailments and termination benefits, of $50 million compared to $67 million in 2005. The company currently estimates overall pre-tax pension income in 2007 will increase by approximately $3 million, primarily attributable to an increase in the discount rate. The estimate assumes a long-term rate of return on plan assets of 8.50%, and a discount rate of 5.75%. If the expected rate of return on plan assets were to change by .5%, annual pension income in 2007 would change by approximately $38 million. Similarly, if the discount rate were to change by .5%, annual pension income would change by approximately $36 million.

At December 31, 2006, the aggregate value of pension fund assets had increased to $3.4 billion from $3.2 billion at December 31, 2005, reflecting overall equity market performance.

Prior service cost and actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 11 years and 6 years, respectively, and are a component of accumulated other comprehensive loss. In 2004, the company modified certain postretirement healthcare benefits to be provided to future retirees. This change reduced the postretirement benefit obligation by approximately $68 million, and is being amortized over the remaining life of the eligible employees, which is approximately 24 years.

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

We evaluate the need for a deferred tax asset valuation allowance by assessing whether it is more likely than not that the company will realize its deferred tax assets in the future. The assessment of whether or not a valuation allowance is required often requires significant judgment, including the forecast of future taxable income and the valuation of tax planning initiatives. Adjustments to the deferred tax valuation allowance are made to earnings in the period when such assessment is made.

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

Each quarter, management must estimate our effective tax rate for the full year. This estimate includes assumptions about the level of income that will be achieved for the full year in both our domestic and international operations. The forecast of full-year earnings includes assumptions about markets in each of our businesses as well as the timing of certain transactions, including forestland sales gains and restructuring charges. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

New accounting standards

In December 2004, the FASB issued SFAS No. 123-revised 2004 (SFAS No. 123R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS No. 123R are required to be applied no later than the beginning of the first fiscal year beginning after June 15, 2005. The company adopted SFAS No. 123R effective January 1, 2006, using the modified prospective method. This Statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. Under this new Statement, pre-tax share-based compensation for the year ended December 31, 2006 was $21 million, including the incremental pre-tax cost of $10 million, relating to stock options and stock appreciation rights. The incremental impact was a reduction to net income of $6 million, or earnings per share of $0.03, net of tax. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB No. 107). SAB No. 107 addresses the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The company followed the interpretive guidance set forth in SAB No. 107 during its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinions No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by the company in the first quarter of 2006. The adoption of SFAS No. 154 did not have an impact on the company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, which is the Company’s measurement date. Pursuant to the Statement’s adoption, the net after-tax charge to accumulated other comprehensive loss in the fourth quarter of 2006 was $57 million. This adjustment principally represents the recognition of previously unrecognized prior service costs and net actuarial losses and the impact of recording additional minimum liabilities for certain under-funded plans. This Statement will not affect the company’s ERISA funding obligations and we do not currently anticipate any required company contributions to the qualified retirement plans in the foreseeable future.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the company’s consolidated financial position or results of operations.

There were no other new accounting standards issued in 2006 that had or are expected to have a material impact on the company’s financial position or results of operations.

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings expected from the company’s cost reduction initiative; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; adverse results in current or future litigation; currency movements; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rates

It is management’s objective to manage its interest expense through a blend of fixed and floating interest rate instruments. The company primarily funds itself with long-term debt, having final maturities ranging from two to 40 years at date of issue, a portion of which has variable interest rates, and with variable interest rate commercial paper. The company uses interest-rate swaps in managing its mix of fixed and floating rate debt. See Note G of Notes to Financial Statements included in Part II, Item 8.

Foreign currency

The company has foreign-based operations, primarily in Brazil, Canada, Mexico, Europe and Asia, which accounted for approximately 28% of its 2006 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes intercompany sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s domestic operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2006, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note G of Notes to Financial Statements included in Part II, Item 8.

The company also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2006, a 10% adverse change in currency rates would have about a $14 million effect on the company’s results.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company “locks in” the cost of a portion of its future natural gas usage by entering into swap agreements. See Note G of Notes to Financial Statements included in Part II, Item 8.

Item 8.	Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of MeadWestvaco Corporation

We have completed integrated audits of MeadWestvaco Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes J and K to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A., that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of the Saint-Gobain Calmar (Calmar) businesses that the Company acquired from Compagnie de Saint-Gobain from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of Calmar’s internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. We have also excluded these elements of the internal control over financial reporting of Calmar from our audit of the Company’s internal control over financial reporting. The excluded elements represent controls over accounts of approximately 7% of consolidated assets, 3% of consolidated liabilities, 3% of the consolidated revenues and 3% of the consolidated operating expenses of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Richmond, Virginia

February 28, 2007

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

In millions, except per share data	Years ended December 31,
	2006	2005	2004
Net sales	$6,530	$6,170	$6,060

Cost of sales	5,399	5,087	4,925
Selling, general and administrative expenses	905	756	800
Interest expense	211	208	209
Other income, net	(83)	(16)	(197)

Income from continuing operations before income taxes	98	135	323
Income tax provision	5	16	99

Income from continuing operations	93	119	224
Discontinued operations	—	(91)	(573)

Net income (loss)	$93	$28	$(349)

Income (loss) per share - basic:
Income from continuing operations	$0.52	$0.62	$1.11
Discontinued operations	—	(0.48)	(2.84)

Net income (loss)	$0.52	$0.14	$(1.73)

Income (loss) per share - diluted:
Income from continuing operations	$0.52	$0.62	$1.10
Discontinued operations	—	(0.48)	(2.82)

Net income (loss)	$0.52	$0.14	$(1.72)

Shares used to compute net income (loss) per share:
Basic	180.8	191.7	201.9
Diluted	181.2	192.7	203.6

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIEs

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

In millions, except share and per share data	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$156	$297
Accounts receivable, net	1,011	922
Inventories	715	714
Other current assets	133	97

Current assets	2,015	2,030

Property, plant, equipment and forestlands, net	4,523	4,487

Prepaid pension asset	920	994
Goodwill	851	559
Other assets	976	838

	$9,285	$8,908

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$552	$416
Accrued expenses	702	613
Notes payable and current maturities of long-term debt	211	13

Current liabilities	1,465	1,042

Long-term debt	2,372	2,417
Other long-term obligations	738	814
Deferred income taxes	1,177	1,152

Commitments and Contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding : 182,107,136 (2005 – 181,418,672)	2	2
Additional paid-in capital	3,370	3,294
Retained earnings	168	243
Accumulated other comprehensive loss	(7)	(56)

	3,533	3,483

	$9,285	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Outstanding shares	Common stock
Balance at December 31, 2003	200.9	$2
Comprehensive income (loss):
Net loss	—	—
Foreign currency translation	—	—
Minimum pension liability adjustment	—	—

Comprehensive loss

Tax benefit on nonqualified stock options	—	—
Cash dividends	—	—
Restricted stock grants issued	0.2	—
Unamortized restricted stock	—	—
Exercise of stock options	2.8	—

Balance at December 31, 2004	203.9	2
Comprehensive income (loss):
Net income	—	—
Foreign currency translation	—	—
Minimum pension liability adjustment	—	—
Unrealized gain on derivative instruments, net	—	—
Unrealized loss on investment in debt security, net	—	—

Comprehensive income

Tax benefit on nonqualified stock options	—	—
Cash dividends	—	—
Foreign operations concurrent reporting	—	—
Restricted stock grants issued	0.3	—
Stock repurchased	(23.9)	—
Share put option	(0.3)	—
Unamortized restricted stock	—	—
Exercise of stock options	1.4	—

Balance at December 31, 2005	181.4	2
Comprehensive income (loss):
Net income	—	—
Foreign currency translation	—	—
Minimum pension liability adjustment	—	—
Unrealized loss on derivative instruments, net	—	—
Reversal of unrealized loss on investment in debt security, net	—	—
Comprehensive income
Adoption of FASB Statement No. 158	—	—
Tax benefit on nonqualified stock options	—	—
Cash dividends	—	—
Foreign operations concurrent reporting	—	—
Share-based employee compensation	—	—
Share put option	(1.3)	—
Exercise of stock options	2.0	—

Balance at December 31, 2006	182.1	$2

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total shareholders’ equity
$3,870	$929	$(88)	$4,713

—	(349)	—	(349)
—	—	60	60
—	—	(3)	(3)

			(292)

6	—	—	6
—	(186)	—	(186)
8	—	—	8
(6)	—	—	(6)
74	—	—	74

3,952	394	(31)	4,317

—	28	—	28
—	—	(20)	(20)
—	—	2	2
—	—	2	2
—	—	(9)	(9)

			3

2	—	—	2
—	(178)	—	(178)
—	(1)	—	(1)
8	—	—	8
(701)	—	—	(701)
—	—	—	—
(3)	—	—	(3)
36	—	—	36

3,294	243	(56)	3,483

—	93	—	93
—	—	109	109
—	—	(7)	(7)
—	—	(5)	(5)
—	—	9	9

			199

—	—	(57)	(57)
2	—	—	2
—	(167)	—	(167)
—	(1)	—	(1)
21	—	—	21
—	—	—	—
53	—	—	53

$3,370	$168	$(7)	$3,533

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities

Net income (loss)	$93	$28	$(349)
Discontinued operations	—	91	573
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	517	491	489
Deferred income taxes	(56)	(17)	58
Gain on sales of assets	(60)	(56)	(165)
Gain on sale of debt security	(21)	—	—
Loss on early retirement of long-term debt	—	90	1
Pension income before settlements, curtailments and termination benefits	(50)	(67)	(86)
Impairment of long-lived assets	43	10	35
Appreciation of cash surrender value policies	(32)	(12)	(13)
Changes in working capital, excluding the effects of acquisitions and dispositions	129	(271)	78
Other, net	4	18	12

Net cash provided by operating activities of continuing operations	567	305	633
Discontinued operations	—	(78)	289

Net cash provided by operating activities	567	227	922

Cash flows from investing activities
Additions to property, plant and equipment	(302)	(305)	(317)
Payments for acquired businesses, net of cash acquired	(714)	(5)	(101)
Proceeds from sale of a business	—	2,186	—
Proceeds from sale of debt security	109	—	—
Proceeds from dispositions of assets	165	109	281
Purchase of short-term investments	—	—	(701)
Sale of short-term investments	—	5	706
Other	(19)	(7)	(8)
Discontinued operations	—	2	(67)

Net cash provided by (used in) investing activities	(761)	1,985	(207)

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

Cash flows from financing activities
Proceeds from issuance of long-term debt	7	1	2
Repayment of long-term debt	(2)	(1,133)	(525)
Stock repurchased and put option	(47)	(711)	—
Dividends paid	(167)	(178)	(186)
Notes payable and other short-term borrowings, net	148	(19)	(20)
Changes in book overdrafts	43	(14)	22
Proceeds from issuance of common stock and exercises of stock options	53	36	74
Discontinued operations	—	(163)	(39)

Net cash provided by (used in) financing activities	35	(2,181)	(672)

Effect of exchange rate changes on cash	18	(4)	12

Increase (decrease) in cash and cash equivalents	(141)	27	55

Cash and cash equivalents:
At beginning of period	297	270	215

At end of period	$156	$297	$270

NOTES TO FINANCIAL STATEMENTS

Summary of significant accounting policies

Basis of consolidation and preparation of financial statements: The consolidated financial statements include all majority-owned or controlled entities, and all significant intercompany transactions are eliminated. During 2006 and 2005, certain foreign entities reported results using a November 30 year end. As of December 31, 2006 and 2005, those foreign entities converted to a reporting year end of December 31. The December 2006 and 2005 results associated with these entities were recorded directly to retained earnings. These changes had no material effect to the presentation of the financial statements.

Segment reporting: MeadWestvaco’s principal business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. In the fourth quarter of 2006, the company completed the change in its management and operating structure such that its previously reported Packaging segment was replaced by the Packaging Resources and Consumer Solutions segments. This segment structure reflects the company’s internal reporting to its chief decision makers and aligns the segment disclosure with management’s analysis of results of operations and the process utilized to allocate resources. The company has presented its reportable segments for 2005 and 2004 to reflect the new reporting structure adopted in 2006.

Discontinued operations: Effective April 30, 2005, the company completed the sale of its printing and writing papers business, including its coated and carbonless papers operations consisting of five mills, and approximately 900,000 acres of related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. See Note P for further information. In the quarter ended March 31, 2005, the company began reporting the printing and writing papers business as a discontinued operation. The results for 2004 have been presented on a comparable basis.

Estimates and assumptions: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Translation of foreign currencies: The local currency is the functional currency for substantially all of the company’s significant operations outside the United States. The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in accumulated other comprehensive income or loss in the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during the period.

Cash equivalents: Highly liquid securities with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable and allowance for doubtful accounts: Trade accounts receivable are recorded at the invoice amount and do not bear interest. The allowance for doubtful accounts is the company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The company determines the allowance based on historical write-off experience by industry. Past due

NOTES TO FINANCIAL STATEMENTS

balances over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all raw materials, finished goods and production materials of U.S. manufacturing operations. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. manufacturing operations, is determined by the first-in, first-out (FIFO) or average cost methods.

Property, plant, equipment and forestlands: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in cost of sales. Gains on the sales of forestland are recorded in other income, net. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. Costs of reforestation of forestlands are capitalized. These costs include the costs of seedlings, site preparation, planting of seedlings and early-stage fertilization.

Depreciation and depletion: The cost of plant and equipment is depreciated, utilizing the straight-line method, over the estimated useful lives of the assets, which range from 20 to 40 years for buildings and five to 30 years for machinery and equipment. Timber is depleted as timber is cut at rates determined annually based on the relationship of undepleted timber costs to the estimated volume of recoverable timber. Timber volumes used in calculating depletion rates are based upon merchantable timber volumes at a specific point in time. The depletion rates for company-owned land do not include an estimate of either future reforestation costs associated with a stand’s final harvest or future volume in connection with replanting of a stand subsequent to the final harvest.

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

Goodwill: The company has classified as goodwill the excess of the acquisition cost over the fair values of the net tangible and intangible assets of businesses acquired. The company has determined its reporting units to be components within its Packaging Resources, Consumer Solutions, Consumer and Office Products and Specialty Chemicals segments. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is required to be tested at least annually. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a

NOTES TO FINANCIAL STATEMENTS

potential impairment and the second step is to measure the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. See Note C and Note P for further information.

Other assets: Capitalized software, equipment leased to customers and other amortizable and indefinite-lived intangible assets are included in other assets. Capitalized software and other amortizable intangibles are amortized using the straight-line and cash flows methods over their estimated useful lives of three to 21 years. Equipment leased to customers is amortized using the sum-of-the-years-digits method over the estimated useful life of the machine, generally 10 years. Revenue is recognized for the leased equipment on a straight-line basis over the life of the lease and is included in net sales. The company records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. See Note C and Note D for further information.

Financial instruments: The company has, where appropriate, estimated the fair value of financial instruments. These fair value amounts may be significantly affected by the assumptions used, including the discount rate and estimates of cash flow. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. Where these estimates approximate carrying value, no separate disclosure of fair value is shown. The company utilizes well-defined financial derivatives in the normal course of its operations as a means to manage some of its interest rate, foreign currency and commodity risks. For those derivative instruments, the company has formally designated each as a hedge of specific and well-defined risks. See Note G for further information.

Investment in debt securities: Investments in debt securities are classified as either held to maturity, trading or available-for-sale in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities, as determined by management on an annual basis. Those investments classified as trading or available-for-sale securities shall be measured at fair value in the balance sheet. Unrealized gains or losses on trading securities are recorded to the statement of operations. Unrealized gains or losses on available-for-sale securities are reported in accumulated other comprehensive loss unless it is determined that a loss exists and that loss is determined as “other-than-temporary” in accordance with Staff Positions No. 115-1 and SFAS No. 124-2, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments.

Environmental and legal liabilities: Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The company records accruals for other legal contingencies when loss is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on the company’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. The company recognizes insurance recoveries when collection is reasonably assured. See Note O for further information.

NOTES TO FINANCIAL STATEMENTS

Asset retirement obligations: The company records obligations associated with the retirement of tangible long-lived assets as liabilities when incurred. Subsequent to initial measurement, the company recognizes changes in the amounts of the obligations, as necessary, resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. Effective December 31, 2005, the company adopted Financial Accounting Standards Board (FASB) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143 (FIN No. 47), which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The company has certain conditional and unconditional asset retirement obligations associated with owned or leased property plant and equipment, including leases, surface impoundments, asbestos, and water supply wells. Management does not have sufficient information to estimate the fair value of certain obligations, primarily associated with surface impoundments and asbestos, because the settlement date or range of potential settlement dates have not been specified and information is not available to apply expected present value techniques.

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company.

Shipping and handling costs: Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Research and development: Included in cost of sales and selling, general and administrative expense are expenditures for research and development of approximately $65 million, $50 million and $55 million for the years ended December 31, 2006, 2005 and 2004, respectively, which were expensed as incurred.

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

NOTES TO FINANCIAL STATEMENTS

For tax-advantaged transactions, the tax benefits are recognized when it is probable that the tax position will be sustained. Otherwise, a tax contingency is recorded and classified in other long-term liabilities.

Share-based compensation: The company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2006, using the modified prospective method and therefore, prior periods were not restated. This statement requires the recognition of compensation expense to be measured based on the estimated fair value of the share-based awards and recognized as expense over the requisite service period, which is generally the vesting period. The company has elected to record the expense for graded and cliff vesting awards on a straight-line basis over the requisite service period. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. Under this new Statement, pre-tax share-based compensation for the year ended December 31, 2006 was $21 million, including the incremental pre-tax cost of $10 million, relating to stock options and stock appreciation rights. This incremental impact was a reduction to net income of $6 million, or earnings per share of $0.03, net of tax. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. See Note J for further detail on share-based compensation.

Prior to January 1, 2006, the company measured compensation cost for share-based compensation awards issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board Opinion (APB) No. 25. The company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. In January 2003, the company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for share-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

NOTES TO FINANCIAL STATEMENTS

If compensation cost for the company’s share-based compensation awards had been determined based on the fair value method in periods prior to 2006, the company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts as follows:

In millions, except per share data	Years ended December 31,
	2005	2004
Net income (loss) - as reported	$28	$(349)
Add: Share-based compensation expense included in reported net income (loss), net of related tax effect	3	1
Deduct: Total share-based compensation expense determined under fair value-based method for all awards, net of related tax effect	11	8

Pro forma net income (loss)	$20	$(356)

Net income (loss) per share – basic
As reported	$0.14	$(1.73)
Pro forma	0.11	(1.77)

Net income (loss) per share – diluted
As reported	$0.14	$(1.72)
Pro forma	0.11	(1.76)

The pro-forma amounts and fair value of each award grant were estimated on the date of grant using a binomial option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004: risk-free interest rates of 3.98% and 3.30%, respectively; expected dividend yields of 3.05% and 3.21%, respectively; and expected lives of six years and expected volatility of 32% for each year presented.

Income (loss) per share: Basic net income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the years ended December 31, 2006, 2005 and 2004, 12.4 million, 8.0 million and 7.3 million equity awards, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant and the terms of which are no more or less favorable to the company than the terms of any other arms-length transaction.

NOTES TO FINANCIAL STATEMENTS

New accounting standards

In December 2004, the FASB issued SFAS No. 123-revised 2004 (SFAS No. 123R), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. See Note J for further detail on share-based compensation.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107, Share-Based Payment (SAB No. 107). SAB No. 107 addresses the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The company followed the interpretive guidance set forth in SAB No. 107 during its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years ending after December 15, 2006, and is required to be adopted by the company in the first quarter of 2006. The adoption of SFAS No. 154 did not have an impact on the company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

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

NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. Pursuant to the Statement’s adoption, the net after-tax charge to accumulated other comprehensive loss in the fourth quarter of 2006 was $57 million, which principally represents the impact of recognizing previously unrecognized prior service costs and actuarial losses. This Statement will not affect the company’s ERISA funding obligations and the company does not currently foresee a need for company contributions to the qualified plans. Funding obligations for non-qualified and non-U.S. plans are discussed in Note K.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the company’s consolidated financial position or results of operations.

There were no other new accounting standards issued in 2006 that had or are expected to have a material impact on the company’s financial position or results of operations.

NOTES TO FINANCIAL STATEMENTS

A. Current assets

Cash equivalents of $39 million and $162 million at December 31, 2006 and 2005, respectively, are valued at cost, which approximates market value. Trade receivables have been reduced by an allowance for doubtful accounts of $15 million and $18 million at December 31, 2006 and 2005, respectively. Receivables also include $64 million and $114 million from sources other than trade at December 31, 2006 and 2005, respectively. Inventories at December 31, 2006 and 2005, are comprised of:

In millions	December 31,
	2006	2005
Raw materials	$182	$170
Production materials, stores and supplies	107	101
Finished and in-process goods	426	443

	$715	$714

Approximately 60% and 66% of inventories at December 31, 2006 and 2005, respectively, are valued using the LIFO method. If inventories had been valued at current cost, they would have been $838 million, $813 million and $798 million at December 31, 2006, 2005 and 2004, respectively. The effect of a LIFO layer decrement in 2006 was an increase of $0.02 to earnings per share for the year ended December 31, 2006. The effects of LIFO layer decrements in 2005 and 2004 were not significant to the company’s results of operations.

B. Property, plant, equipment and forestlands

Depreciation and depletion expense was $433 million, $404 million and $409 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In millions	December 31,
	2006	2005
Land and land improvements	$276	$281
Buildings	947	903
Machinery and other	6,083	5,799

	7,306	6,983
Less: accumulated depreciation	(3,501)	(3,167)

	3,805	3,816
Forestlands	488	490
Construction in progress	230	181

	$4,523	$4,487

NOTES TO FINANCIAL STATEMENTS

C. Goodwill and other intangible assets

Unless otherwise deemed necessary by changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year.

On July 5, 2006, the company completed its acquisition of Saint-Gobain Calmar from Compagnie de Saint-Gobain. As a result of the purchase price allocation, goodwill in the amount of $302 million was recorded. See Note P for further discussion.

In the second quarter of 2005, the company sold its printing and writing papers business to an affiliate of Cerberus Management LLC. The net proceeds from the sale were less than the carrying value of the net assets sold, resulting in an impairment of all goodwill related to those operations ($238 million, or $1.18 per share), which was recorded in 2004. The goodwill impairment charge for 2004 is included in discontinued operations. See Note P for additional details associated with the sale of the printing and writing papers business.

No additional goodwill impairment charge was necessary as a result of the 2006, 2005 or 2004 annual impairment reviews.

As of December 31, 2006, goodwill allocated to each of the company’s business segments was $68 million to Packaging Resources, $540 million to Consumer Solutions, $234 million to Consumer and Office Products, and $9 million to Specialty Chemicals.

The changes in the carrying amount of goodwill for the years ended December 31 are as follows:

In millions	2006	2005
Beginning balance	$559	$557
Acquired goodwill[1]	302	—
Adjustments[2]	(10)	2

Ending balance	$851	$559

[1]	Represents goodwill associated with the acquisition of Calmar.
[2]	Represents adjustments to tax contingencies, foreign currency translation and certain purchase price allocations.

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	December 31, 2006,		December 31, 2005,
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Intangible assets, subject to amortization:
Trademarks and trade names	$208	$53	$207	$41
Customer contracts and lists	278	46	105	35
Patents	59	28	40	21
Other – primarily licensing rights	30	15	36	10

	$575	$142	$388	$107

NOTES TO FINANCIAL STATEMENTS

In connection with the company’s acquisition of Saint-Gobain Calmar in July 2006, the company acquired indefinite-lived intangible assets of $91 million, in addition to amortizable intangible assets of $186 million. See Note P for further discussion.

The company recorded amortization expense of $37 million, $33 million and $30 million for the years ended December 31, 2006, 2005 and 2004, respectively, relating to intangible assets subject to amortization.

Based on the current carrying value of intangible assets subject to amortization, the estimated amortization expense for each of the next five years is as follows: 2007 - $41 million, 2008 - $37 million, 2009 - $36 million, 2010 - $35 million, and 2011 - $30 million.

D. Other assets

In millions	December 31,
	2006	2005
Identifiable intangible assets	$524	$281
Cash surrender value of life insurance, net of borrowings	197	229
Capitalized software, net	62	60
Equipment leased to customers, net	95	86
Available-for-sale securities	—	70
Other	98	112

	$976	$838

As part of the consideration from the sale of the printing and writing papers business in 2005, the company received $100 million in aggregate principal amount of senior unsecured payable-in-kind (PIK) promissory notes (fair value of $75 million at date of issuance) of a subsidiary (NewPage Corporation) of the purchaser. These securities were floating rate notes that bore interest at a rate of six-month LIBOR (London Interbank Offered Rate). The PIK notes were classified as available-for-sale securities and to be repaid to the company by the purchaser before there were any distributions made to the equity holders of the purchaser. During 2006, the company reclassified to net income an after-tax gain of $13 million ($21 million pre-tax) associated with the sale of the PIK notes. The unrealized holding gain related to the PIK notes arising during 2006 was $22 million, net of taxes. During 2005, the company recorded a net unrealized holding loss of $9 million on these PIK notes. That net unrealized loss was included in accumulated other comprehensive loss at December 31, 2005.

NOTES TO FINANCIAL STATEMENTS

E. Accounts payable and accrued expenses

In millions	December 31,
	2006	2005
Accounts payable:
Trade	$465	$374
Other	87	42

	$552	$416

Accrued expenses:
Taxes, other than income	$28	$35
Interest	64	60
Payroll and employee benefit costs	264	201
Accrued rebates and allowances	118	126
Environmental and litigation – current portion	30	35
Income taxes payable	12	13
Freight	11	15
Restructuring	50	11
Other	125	117

	$702	$613

F. Notes payable and long-term debt

Notes payable and current maturities of long-term debt consisted of the following:

In millions	December 31,
	2006	2005
Commercial paper borrowings	$148	$—
Other short-term borrowings	11	11
Current maturities of long-term debt	52	2

	$211	$13

The maximum amounts of combined commercial paper borrowings outstanding during the years ended December 31, 2006 and 2005 were $355 million and $115 million, respectively. The average amount of commercial paper borrowings outstanding during the years ended December 31, 2006 and 2005 was $136 million and $1 million, respectively, with an average interest rate of 5.5% and 3.1%, respectively. Approximately $190 million of the $340 million initial commercial paper borrowings related to the acquisition of Saint-Gobain Calmar were paid down in 2006 from cash flow from operations. There were $11 million of short-term borrowings at December 31, 2006 and 2005 related to certain foreign operations.

In the period from January 1, 2007 to February 1, 2007, the holders of the company’s 6.84% debentures, due 2037, were entitled to elect early repayment, in whole or in part, at 100% of the principal amount outstanding. Holders elected early repayment of $45 million, which will be paid by the company on March 1, 2007, and the repayment amount is included in current maturities of long-term debt as of December 31, 2006.

NOTES TO FINANCIAL STATEMENTS

Long-term debt consisted of the following:

In millions	December 31,
	2006	2005
Notes, rates from 6.85% to 7.10%, due 2009-2012	$676	$679
Debentures, rates from 6.80% to 9.75%, due 2017-2047	1,227	1,227
Sinking fund debentures, rates from 7.50% to 7.65%, due 2008-2027	299	299
Medium-term notes	6	6
Pollution Control Revenue Bonds:
Rate 6.375%, due 2026	6	6
Industrial Revenue Bonds:
Rate 7.67%, due 2027	80	80
Other bank term loans	58	58
Capital lease obligations	62	61
Other long-term debt	10	3

	2,424	2,419
Less: amounts due within one year	(52)	(2)

Long-term debt	$2,372	$2,417

As of December 31, 2006, outstanding debt maturing in the next five years is (in millions): 2007 - $211, 2008 - $17, 2009 - $66, 2010 - $15, and 2011 - $15.

Capital lease obligations consist primarily of Industrial Development Revenue Bonds in the amount of $51 million that mature in May 2035 with an average effective interest rate of 6.4%.

In December 2005, MeadWestvaco amended its bank credit agreement. The agreement was amended to reduce the credit facility from $1 billion to $750 million and to extend the maturity date to December 1, 2010. Borrowings under the agreement can be unsecured domestic or eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2006. The company’s commercial paper program is supported by its $750 million revolving credit facility which was undrawn at December 31, 2006. The company had $148 million of commercial paper borrowings outstanding at December 31, 2006.

The company utilized a portion of the cash proceeds from the sale of its printing and writing papers business in 2005 to retire approximately $1 billion of debt. The charges incurred to retire the debt in 2005 were approximately $90 million, compared to insignificant debt retirement fees in 2006 and 2004.

The percentage of debt to total capital was 42.2% and 41.1% at December 31, 2006 and 2005, respectively.

At December 31, 2006, the book value of financial instruments included in long-term debt was $2.4 billion, and the fair value was estimated to be $2.6 billion. At December 31, 2005, the book value of financial instruments included in long-term debt was $2.4 billion, and the fair value was estimated to be $2.7 billion. The difference between book value and market value is derived

NOTES TO FINANCIAL STATEMENTS

from the difference between the period-end market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

G. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate, foreign currency exchange rate and commodity price fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments. All derivative instruments are required to be recorded on the consolidated balance sheets as assets or liabilities, measured at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive loss and is recognized in the statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and financial instruments not designated as hedges are recognized in earnings.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company “locks in” the cost of a portion of its future natural gas usage by entering into swap agreements. The hedging instrument is futures price contracts of NYMEX gas. The company does not hedge basis (the effect of varying delivery points or location) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedge item affects earnings.

NOTES TO FINANCIAL STATEMENTS

Details on the natural gas hedges are included below:

In millions	December 31,
	2006	2005
Estimated pre-tax losses to be recognized in operations within:
2007	$4	—
2008	1	—

Maximum remaining term (in years) of existing hedges	2	—

In millions	Years ended December 31,
	2006	2005	2004
Net unrealized losses in accumulated other comprehensive loss, net of tax	$3	—	—
Net losses reclassified to operations, net of tax	1	—	—
Amount of gain or loss recognized in operations due to the probability that forecasted transactions will not occur	—	—	—

Interest rate risk

The company utilizes interest-rate swap agreements to manage a portion of its interest-rate risk on its debt instruments. As part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations, the company has developed a targeted mix of fixed-rate and variable-rate debt. To efficiently manage this mix, the company may utilize interest-rate swap agreements. The company has interest-rate swaps designated as fair-value hedges of certain fixed-rate borrowings. There were no interest-rate swaps designated as cash-flow hedges at December 31, 2006 and 2005. The maturity dates on these swaps match the maturity dates of the underlying debt. During the years ended December 31, 2006, 2005 and 2004, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness in accordance with SFAS No. 133. Details on the interest-rate swaps are included below:

In millions	December 31,
	2006	2005
Notional amount	$525	$475
Fair value	(3)	2
Carrying amount	(1)	1
Net unrealized (loss) gain	(2)	1

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with certain short-term foreign intercompany loans, some foreign currency sales and purchases of its international operations, and some foreign sales of its U.S. operations. Using such forward contracts, the company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the

NOTES TO FINANCIAL STATEMENTS

company’s cash flows. The forward contracts related to certain intercompany loans are short term in duration and are not designated as hedging instruments under SFAS No. 133. Other forward contracts, which are for terms of up to one year, are designated as cash-flow hedges under SFAS No. 133. Information related to the company’s foreign currency forward contracts is as follows:

Intercompany loans, without hedge accounting:

In millions	December 31,
	2006	2005
Notional amount	$55	$98
Fair value	(.4)	1
Carrying amount	(.4)	1

Foreign currency sales and purchases, with hedge accounting:

In millions	December 31,
	2006	2005
Notional amount	$62	$106
Estimated amount to be recognized in operations within the next year	(.3)	2
Maximum remaining term (in years) of existing hedges	1	1

In millions	Years ended December 31,
	2006	2005	2004
Net unrealized losses in accumulated other comprehensive loss	$(.3)	$2	—
Net (losses) gains reclassified to operations	(1)	4	—
Amount of gain or loss recognized in operations due to the probability that forecasted transactions will not occur	—	—	—

NOTES TO FINANCIAL STATEMENTS

H. Leasing activities and other commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements in force as of December 31, 2006, under operating leases that have noncancellable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2007	$52	$4
2008	41	4
2009	33	5
2010	29	4
2011	21	4
Later years	46	143

Minimum lease payments	$222	164

Less: amounts representing interest		(102)

Capital lease obligations		$62

Rental expense under operating leases was $83 million, $75 million and $86 million for the years ended December 31, 2006, 2005 and 2004, respectively.

On January 11, 2007, the company entered into a lease agreement with a third party pursuant to which the company will lease a facility for its corporate headquarters in Richmond, Virginia with an initial term of 13.5 years. It is expected that the lease commencement date will be in the third quarter of 2009, after about a two-year construction period. The annual minimum rental payments associated with this agreement, which will depend largely in part on the final cost of the facility and the amount of square footage leased, are estimated to be between $9 million and $10 million, beginning in the second half of 2009.

I. Shareholders’ equity

The value included in common stock at December 31, 2006 and 2005, reflects the outstanding shares of common stock at the $0.01 par value per share.

During the year ended December 31, 2005, approximately $700 million of the approximately $2.2 billion in proceeds from the sale of the company’s printing and writing papers business, was used to repurchase a total of almost 24 million, or 12%, of the company’s outstanding common shares. The repurchased shares, upon retirement, were recorded as a reduction of common stock and additional paid-in capital pursuant to the regulations of the State of Delaware, the state of incorporation, and the approval by the company’s Board of Directors.

NOTES TO FINANCIAL STATEMENTS

The cumulative components at year end of accumulated other comprehensive loss for 2006 and 2005 are as follows:

In millions	December 31,
	2006	2005
Foreign currency translation	$70	$(39)
Minimum pension liability (see Note K)	—	(10)
Adoption of FASB Statement No. 158 (see Note K)	(74)	—
Unrealized holding loss on debt security (see Note D)	—	(9)
Unrealized gain/(loss) on derivative instruments (see Note G)	(3)	2

	$(7)	$(56)

At December 31, 2006, there were approximately 181 million preferred stock purchase rights outstanding, each representing the right to purchase 1/100th of a share of Series A Junior Participating Preferred Stock for an exercise price of $150. Pursuant to a Rights Agreement approved by the company’s Board of Directors in 2002, in the event a person or group were to acquire a 15% or greater position in the company, each right would become exercisable for 1/100th of a share of preferred stock which would entitle its holder (other than the acquirer) to buy that number of shares of common stock of MeadWestvaco which, at the time of the 15% acquisition, at a market value of two times the exercise price of the rights. If, after the rights have been triggered, an acquiring company were to merge or otherwise combine with the company or MeadWestvaco were to sell 50% or more of its assets or earning power, each right would entitle its holder (other than the acquirer) to buy that number of shares of common stock of the acquiring company which, at the time of such transaction, would have a market value of two times the exercise price of the rights. The rights have no effect on earnings per share until they become exercisable. The rights expire in December 2012. At December 31, 2006, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $0.92 per share in each of the years ended December 31, 2006, 2005 and 2004.

The company had an original obligation to the former owner of a subsidiary to buy back approximately 1.6 million shares (share put) of MeadWestvaco stock issued as part of the purchase price at a fixed rate; the value of this share repurchase approximated $58 million. During 2005, the company purchased and retired 0.3 million of these shares for approximately $11 million and in 2006, the company repurchased and retired the remaining 1.3 million shares for approximately $47 million.

In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.6 million shares repurchased under the put option are not a reduction of the share repurchases authorized by the Board of Directors. The number of shares available for repurchase under this program at December 31, 2006, was 4,707,422.

NOTES TO FINANCIAL STATEMENTS

J. Share-based compensation

The company adopted SFAS No.123R, Share-Based Payment, as of January 1, 2006, using the modified prospective method and therefore, prior periods were not restated. This statement requires the recognition of compensation expense when an entity obtains employee services in share-based payment transactions. Under this new standard, pre-tax share-based compensation for the year ended December 31, 2006 was $21 million, including incremental pre-tax cost of $10 million relating to stock options and stock appreciation rights. This incremental impact was a reduction to net income of $6 million, or earnings per share of $0.03, net of tax. Substantially all of this compensation expense is recorded as a component of selling, general and administrative expenses. The cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123R was immaterial to the consolidated financial statements. For all awards granted by the company, compensation expense is recognized on a straight-line basis over the vesting period, generally three years. The company has used the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting.

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the shareholders. At December 31, 2006, MeadWestvaco had five such plans under which share-based awards are available for grant. There were an aggregate of 28 million shares initially reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (SARs), restricted stock and restricted stock units to key employees. For all of the employee plans, there were 11 million shares available for grant as of December 31, 2006. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without stock appreciation rights or limited stock appreciation rights, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of stock appreciation rights is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

Options to purchase 1.3 million shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to approximately 500,000 shares to outside directors in the form of stock options or stock units. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the

NOTES TO FINANCIAL STATEMENTS

date that a director ceases to be a member of the Board of Directors. A restricted stock unit is the right to receive a share of company stock. In 2006, 2005 and 2004, the total annual grants consisted of 25,558, 24,710 and 28,071 restricted stock units, respectively, for non-employee directors. There were 91,519 of these shares of restricted stock units issued and outstanding as of December 31, 2006. There were 335,367 shares remaining for grant under this plan at December 31, 2006.

Stock options and stock appreciation rights

The company has estimated the fair value of its stock option and SAR awards granted after January 1, 2006, using a lattice-based option valuation model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options. Expected volatilities are based on the historical and implied volatility of the company’s stock. The company uses historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options and SARs granted are expected to be outstanding. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2006
Weighted average fair value of stock options granted during the period	$7.64
Weighted average fair value of SARs granted during the period	$7.06
Expected dividend yield for stock options	3.27%
Expected dividend yield for SARs	3.38%
Expected volatility	28%
Average risk-free interest rate for stock options	4.71%
Average risk-free interest rate for SARs	4.78%
Average expected term for options and SARs (in years)	8

NOTES TO FINANCIAL STATEMENTS

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2004	18,108	$28.60	127	$26.60
Granted	1,095	28.65	—	—
Exercised	(2,811)	26.72	(5)	26.74		$13.6
Cancelled	(475)	28.57	(9)	24.00

Outstanding at December 31, 2004	15,917	28.94	113	26.80
Granted	1,518	30.18	143	30.21
Exercised	(1,462)	26.52	(9)	25.48		5.6
Cancelled	(960)	29.36	(20)	29.69

Outstanding at December 31, 2005	15,013	29.27	227	28.75
Granted	1,050	28.13	309	27.46
Exercised	(2,096)	26.90	(2)	25.51		4.9
Cancelled	(972)	30.21	(44)	29.28

Outstanding at December 31, 2006	12,995	29.49	490	29.55	4.2 years	17.3
Exercisable at December 31, 2006	10,989	29.58	131	27.88	3.2 years	14.4
Exercisable at December 31, 2005	12,531	29.27	84	27.57	3.3 years	6.6
Exercisable at December 31, 2004	13,413	29.35	72	28.11	3.6 years

At December 31, 2006, there was approximately $18 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.6 years. Pre-tax compensation expense for stock options and SARs was $10 million for 2006 and the tax benefits associated with these expenses were $4 million.

The company measures compensation expense related to the stock appreciation rights at the end of each period. Changes in the fair value are reflected as an adjustment of accrued compensation liability and compensation expense in the periods in which the changes occur.

Total cash received from the exercise of share-based instruments in 2006 was approximately $53 million.

Restricted stock and restricted stock units

A restricted stock unit is the right to receive a share of company stock. Restricted stock and restricted stock units granted vest over three years. The awards granted in 2006 and 2005 consisted of both service and performance vesting restricted stock units. The total compensation expense is being recorded over the shares’ three-year vesting period. Under the plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital, revenue from new products, total procurement savings and reduction in selling, general and administrative expenses. The fair value of each share of restricted stock and restricted stock unit is the market price of the company’s stock on the date of grant, and is charged to operations over the vesting period. Performance-based awards granted in 2006 and 2005 were 510,170 and 281,420, respectively. None of these

NOTES TO FINANCIAL STATEMENTS

grants were vested as of December 31, 2006.

The following table summarizes restricted stock and restricted stock unit activity in the plans (excluding non-employee director plans).

Shares in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2004	—	$—
Granted	246	28.59
Forfeited	(3)	28.59
Released	—	—

Outstanding at December 31, 2004	243	28.59
Granted	281	30.21
Forfeited	(4)	29.33
Released	—	—

Outstanding at December 31, 2005	520	29.06
Granted	823	28.12
Forfeited	(77)	27.70
Released	(25)	28.59

Outstanding at December 31, 2006	1,241	28.82

As of December 31, 2006, there was approximately $19 million of unrecognized pre-tax compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years. Pre-tax compensation expense for restricted stock and restricted stock units was $11 million for the year ended December 31, 2006, and $5 million for the year ended December 31, 2005, respectively, and the tax benefit associated with this expense was $4 million and $2 million, respectively. Dividends, which are payable in stock, accrue on the restricted stock unit grants and are subject to the same specified terms as the original grants.

K. Employee retirement, postretirement and postemployment benefits

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

In August 2006, the President signed into law the Pension Protection Act of 2006 (PPA). The PPA establishes new minimum funding rules for defined benefit pension plans beginning in 2008. The company does not anticipate any required funding to the U.S. qualified retirement plans as a result of this legislation in the foreseeable future due to the overfunded status of the plans.

NOTES TO FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statement Nos. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit and postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, which is consistent with the Company’s measurement date. The impact of adopting SFAS No. 158 as of December 31, 2006 was a net increase to accumulated other comprehensive loss in the amount of $57 million, net of tax.

In October 2006, the Board of Directors approved the creation of a cash balance formula within the Company’s existing retirement plans for salaried and non-bargained hourly employees. The formula will provide cash balance credits at the rate of 4%—8% of eligible earnings, depending upon age and years of service points, with interest credited annually at the 30-year Treasury rate. Effective July 1, 2006, all U.S. Calmar employees began accruing cash balance credits under this new formula. Effective January 1, 2007, all newly hired U.S. employees will accrue benefits under this new formula. Effective January 1, 2008, all U.S. employees age 40 and over at that time will be provided the opportunity to make a one-time choice between the existing final average pay and cash balance formulas and all U.S. employees less than age 40 at that time will begin accruing cash balance credits under this formula. The adoption of this change reduced retirement plan liabilities by $25 million as of December 31, 2006 and increased net periodic pension income for 2006 by $1 million.

Net periodic pension cost (income) relating to employee retirement benefits was $(49) million, $48 million and $(36) million for the years ended December 31, 2006, 2005 and 2004, respectively. In accordance with the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, settlements, curtailments and termination benefits associated with merger-related and restructuring activities were recorded. Net periodic pension cost (income) reflects cumulative favorable investment returns on plan assets. Prior service cost and actuarial gains and losses subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 11 years.

NOTES TO FINANCIAL STATEMENTS

The components of net pension cost (income) for each of the periods presented are as follows:

In millions	Years ended December 31,
	2006	2005	2004
Service cost-benefits earned during the period	$59	$53	$67
Interest cost on projected benefit obligation	142	141	148
Expected return on plan assets	(262)	(273)	(298)
Amortization of prior service cost	7	7	11
Amortization of net loss (gain)	4	2	(1)

Pension income before settlements, curtailments and termination benefits	(50)	(70)	(73)
Settlements	—	115	—
Curtailments	—	—	37
Termination benefits	1	3	—

Net periodic pension cost (income)	$(49)	$48	$(36)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss:

	2006
Net actuarial loss	$111
Prior service cost	41

Total recognized in other comprehensive loss	$152

Total recognized in net periodic pension cost (income) and other comprehensive loss	$103

The estimated net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2007 is $5 million and $6 million, respectively.

In January 2005, the company reached an agreement to sell its printing and writing papers business and related assets. As a result, the company recorded a charge of $37 million relating to special termination benefits and a curtailment loss in the retirement plans at December 31, 2004. In 2005, a settlement loss in the retirement plans of $110 million was also recorded. Tabular amounts were not adjusted for discontinued operations resulting from the sale. Net pension income from continuing operations, before settlements, curtailments and termination benefits, was $67 million and $86 million in 2005 and 2004, respectively.

Postretirement benefits

MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Prior service cost

NOTES TO FINANCIAL STATEMENTS

and actuarial gains and losses subject to amortization are amortized over the average remaining service, which is about 6 years. In 2004, the company modified certain postretirement healthcare benefits to be provided to future retirees. This change reduced the postretirement benefit obligation by about $68 million, and is being amortized over the remaining life of the eligible employees, which is approximately 24 years.

The components of net postretirement benefits cost (income) for each of the periods presented are as follows:

In millions	Years ended December 31,
	2006	2005	2004
Service cost-benefits earned during the period	$3	$5	$7
Interest cost	8	9	12
Expected return on plan assets	—	—	—
Net amortization	(1)	—	5

Postretirement expense before curtailments and termination benefits	10	14	24
Curtailments	—	(29)	—
Termination benefits	—	—	(1)

Net periodic postretirement benefits cost	$10	$(15)	$23

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss:

	2006
Net actuarial gain	$(15)
Prior service benefit	(33)

Total recognized in other comprehensive loss	$(48)

Total recognized in net periodic postretirement benefit cost (income) and other comprehensive loss	$(38)

The estimated net actuarial gain and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2007 is $(1) million, allocated equally between components.

In 2005, a curtailment gain of $29 million, related to the sale of the printing and writing papers business, was recorded. Tabular amounts were not adjusted for discontinued operations resulting from the sale. Net periodic postretirement benefit cost from continuing operations, before curtailments and termination benefits, was $13 million and $21 million in 2005 and 2004, respectively.

The following table also sets forth the funded status of the plans and amounts recognized in the Consolidated Balance Sheets at December 31, 2006 and 2005, based on a measurement date of December 31 for each period.

NOTES TO FINANCIAL STATEMENTS

Obligations, assets and funded status

In millions	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
	2006	2005	2006	2005	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$2,484	$2,519	$159	$157	$153	$185
Service cost	54	49	5	4	3	5
Interest cost	133	133	9	8	8	9
Actuarial loss (gain)	(57)	201	14	5	(14)	(15)
Plan amendments	(19)	7	1	—	—	(2)
Acquisitions	—	—	10	—	—	—
Foreign currency exchange rate changes	—	—	10	(6)	—	—
Employee contributions	—	—	—	—	16	17
Termination benefit costs	14	14	1	—	—	—
Settlements	—	(236)	—	—	—	—
Benefits paid (including termination benefits)	(171)	(203)	(8)	(9)	(35)	(35)
Curtailments	—	—	—	—	—	(11)

Benefit obligation at end of year	$2,438	$2,484	$201	$159	$131	$153

Change in plan assets:
Fair value of plan assets at beginning of period	$3,120	$3,365	$50	$44	$—	$—
Actual return on plan assets	409	261	5	7	—	—
Company contributions	—	—	9	10	19	18
Foreign currency exchange rate changes	—	—	4	(2)	—	—
Employee contributions	—	—	—	—	16	17
Settlements	—	(303)	—	—	—	—
Benefits paid (including termination benefits)	(171)	(203)	(8)	(9)	(35)	(35)

Fair value of plan assets at end of year	$3,358	$3,120	$60	$50	$—	$—

Over (under) funded status at end of year	$920	$636	$(141)	$(109)	$(131)	$(153)

Amounts recognized in the balance sheet consist of:
Noncurrent assets - Prepaid pension asset	$920	$994	$—	$—	$—	$—
Intangible assets	—	—	—	1	—	—
Current liabilities	—	—	(5)	—	(18)	—
Noncurrent liabilities	—	—	(136)	(94)	(113)	(187)

Total net pension asset (liability)	$920	$994	$(141)	$(93)	$(131)	$(187)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:
Net actuarial loss (gain)	$75	$—	$51	$15	$(15)	$—
Prior service cost (benefit)	45	—	(4)	—	(33)	—

Total recognized in accumulated other comprehensive loss	$120	$—	$47	$15	$(48)	$—

NOTES TO FINANCIAL STATEMENTS

The unrecognized net actuarial loss and prior service cost for the qualified and nonqualified U.S. and non-U.S. retirement plans were $323 million and $66 million, respectively, at December 31, 2005. The unrecognized prior service benefit for the postretirement plans was $34 million at December 31, 2005.

The accumulated benefit obligation for all defined benefit plans was $2,513 million and $2,485 million at December 31, 2006 and 2005, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2006	2005
Projected benefit obligation	$184	$144
Accumulated benefit obligation	165	128
Fair value of plan assets	45	37

Impact of adoption of SFAS No. 158

The adoption of SFAS No. 158 as of December 31, 2006 required the recognition of previously unrecognized prior service cost and net actuarial losses.

In millions	Pre-SFAS 158	SFAS 158 adoption adjustments	Post SFAS 158
Prepaid pension asset	$1,040	$(120)	$920
Intangible pension asset	1	(1)	—
Accrued pension liability	(123)	(18)	(141)
Accrued postretirement liability	(179)	48	(131)
Accumulated other comprehensive loss, net of tax	17	57	74
Deferred tax asset	11	34	45

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2006	2005
Retirement benefits:
Discount rate	5.71%	5.48%
Rate of compensation increase	3.97%	3.99%

Postretirement benefits:
Discount rate	5.74%	5.50%
Healthcare cost increase	8.97%	10.00%
Prescription drug cost increase	12.92%	14.00%

NOTES TO FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic pension cost and net postretirement benefits cost for the years presented:

	Years ended December 31,
	2006	2005	2004
Retirement benefits:
Discount rate	5.48%	5.68%	5.99%
Rate of compensation increase	3.99%	3.98%	4.00%
Expected return on plan assets	8.47%	8.48%	8.46%

Postretirement benefits:
Discount rate	5.50%	5.60%	6.00%
Expected return on plan assets	—	—	6.35%
Healthcare cost increase	10.00%	12.00%	13.00%
Prescription drug cost increase	14.00%	—	—

MeadWestvaco’s approach to developing capital market assumptions combines an analysis of historical performance, the drivers of investment performance by asset class and current economic fundamentals. For returns, the company utilizes a building block approach starting with an inflation expectation and adds an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of future expectations for the U.S. Treasury real yield curve. The company derives return assumptions for all other equity and fixed income asset classes by starting with either the U.S. Equity or U.S. Fixed Income return assumption and adding a risk premium, which reflects any additional risk inherent in the asset class.

The company determined the discount rates by referencing indices for long-term, high quality bonds, ensuring that the durations of those indices were not materially different from the duration of the plans’ liabilities, or if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

The annual rate of increase in healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2015 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2006 accumulated postretirement benefit obligation by $6 million and the total service and interest cost for 2006 by $1 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2006 accumulated postretirement benefit obligation by $5 million and the total service and interest cost for 2006 by $1 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $28 million, $30 million and $37 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTES TO FINANCIAL STATEMENTS

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2006 and 2005, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long-term rate of return
Asset category:		2006	2005	2006
Equity securities	66%	66%	66%	9.77%
Debt securities	21%	30%	30%	4.90%
Real estate	8%	2%	2%	7.36%
Other	5%	2%	2%	16.01%

Total	100%	100%	100%

The MeadWestvaco Master Retirement Trust maintains a well-diversified investment program through both the long-term allocation of trust fund assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Active management of assets is used in asset classes and strategies where there is the potential to add value over a benchmark. The long-term trust fund asset allocation policy emphasizes the use of the equity class of securities that are expected to provide the long-term growth necessary to cover the growth of the plans’ obligations. The policy may also allocate funds to other asset classes that serve to enhance long-term, risk-adjusted return expectations. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. A portion of the overall fund will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans.

As a result of the sale of the printing and writing papers businesses, approximately $303 million of pension assets, and related liabilities, for bargained hourly employees were transferred to the buyer in July 2005.

Cash flows

Contributions:

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contribution. However, the company expects to contribute $3 million to the funded non-U.S. pension plans in 2007.

NOTES TO FINANCIAL STATEMENTS

The company expects to pay $24 million in benefits to participants of the nonqualified, and unfunded non-U.S. retirement and postretirement plans in 2007. The table below presents estimated future benefits payments, which substantially all are expected to be funded from plan assets.

Estimated future benefit payments:

In millions	Retirement benefits	Postretirement benefits before Medicare Part D subsidy	Postretirement benefits after Medicare Part D subsidy
2007	$148	$19	$18
2008	153	18	17
2009	157	17	16
2010	163	16	15
2011	167	15	14
2012 – 2016	949	52	48

Postemployment benefits

MeadWestvaco provides limited postemployment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

L. Restructuring charges

Year ended December 31, 2006

For the year ended December 31, 2006, MeadWestvaco recorded total pre-tax charges of $133 million for asset writedowns, facility closures and employee separation costs, of which $53 million, $60 million and $20 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. In the fourth quarter of 2006 the company recorded total pretax charges of $53 million of which $16 million, $26 million and $11 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively.

Although these charges related to individual segments, such amounts are reflected in corporate and other for segment reporting purposes.

NOTES TO FINANCIAL STATEMENTS

The following table and discussion present additional detail of the 2006 charges by business segment:

In millions	Asset writedowns and other costs	Employee costs	Total
Packaging Resources	$25	$2	$27
Consumer Solutions	5	25	30
Consumer and Office Products	4	4	8
All other	49	19	68

	$83	$50	$133

Packaging Resources:

During the year, the company incurred charges of $27 million for asset writedowns, employee separation costs and various other restructuring activities in its packaging operations in the U.S. The charges included employee separation costs of $2 million related to approximately 40 employees. All of the affected employees will be separated by the end of 2007. The remaining $25 million related to asset impairments.

Consumer Solutions:

During the year, the company incurred charges of $30 million for asset writedowns, employee separation costs and other restructuring costs related to the closing of a packaging converting plant in the U.S. and various other restructuring activities in its packaging converting operations in the U.S. and Europe. The charges include separation costs of $25 million related to approximately 860 employees. The majority of the affected employees had separated from the company by December 31, 2006, and the remaining employees will be separated by the end of 2007. The remaining $5 million included asset writedowns and other facility closure-related costs.

Consumer and Office Products:

During the year, the company incurred charges of $8 million for asset writedowns, employee separation costs and other restructuring costs incurred in connection with various restructuring activities in its consumer and office products manufacturing operations in North America. The charges included employee separation costs of $4 million, related to approximately 150 employees, and $4 million for asset writedowns including asset impairments and other costs. The majority of the affected employees had separated from the company by December 31, 2006, and the remaining employees will be separated by the end of 2007.

All other:

During the year, the company also recorded charges of approximately $19 million related to employee separation costs covering approximately 290 employees. The majority of the affected employees had separated from the company by December 31, 2006, and the remaining employees will be separated by the end of 2007. Additionally, the company incurred charges of $49 million in connection with asset impairments, charges associated with ceased-use facilities and a write-down of an equity investment.

NOTES TO FINANCIAL STATEMENTS

Year ended December 31, 2005

For the year ended December 31, 2005, MeadWestvaco recorded total pre-tax charges of $29 million for asset writedowns, facility closures and employee separation costs, of which $18 million and $11 million were recorded within cost of sales and selling, general and administration expenses, respectively. Of these charges, $9 million related to the company’s productivity initiative and $20 million related to its cost initiative. These charges included the closing of a Consumer Solutions converting plant in the United States and various other restructuring activities in the Packaging Resources, Consumer Solutions and Consumer and Office Products operations in the United States and Europe, including asset impairments and employee separation costs covering approximately 300 employees. The company also recorded employee separation charges of $6 million in corporate and other covering approximately 190 employees. As of December 31, 2006, actions related to these charges were substantially paid. Although the charges were not recorded as part of segment results, $3 million related to the Packaging Resources segment, $11 million to the Consumer Solutions segment, $8 million to the Consumer and Office Products segment, and $9 million to corporate and other. Additionally, in 2005, the company sold previously written-down Consumer and Office Products assets, resulting in a gain of $2 million.

Year ended December 31, 2004

For the year ended December 31, 2004, MeadWestvaco recorded total pre-tax charges of $100 million for asset writedowns, facility closures and employee separation costs, of which $89 million and $11 million were recorded within cost of sales and selling, general and administrative expenses, respectively. The charges related primarily to the closing of a domestic packaging systems plant and various consolidation activities in the company’s packaging facilities, primarily in Europe; actions taken to consolidate the consumer and office products operations in North America and close several facilities; and the reorganization of corporate functions and other business units. As of December 31, 2005, all of the actions related to these charges were complete, and the accruals for employee and other costs were substantially utilized. Although the charges were not recorded as part of segment results, $1 million related to the Packaging Resources segment, $38 million to the Consumer Solutions segment, $45 million to the Consumer and Office Products segment, and $16 million to corporate and other. Additionally, in 2004, the company sold a previously written-down corporate asset, resulting in a gain of $2 million.

NOTES TO FINANCIAL STATEMENTS

Summary of restructuring accruals

The activity in the accrued restructuring balances related to all of the plans described above was as follows for the year ended December 31, 2004 to the year ended December 31, 2006:

In millions	Employee costs	Other costs	Total
Balance of restructuring accruals at December 31, 2003	$20	$6	$26
Current charges	34	33	67
Change in estimate	(2)	—	(2)
Payments	(39)	(31)	(70)

Balance of restructuring accruals at December 31, 2004	13	8	21
Current charges	16	8	24
Payments	(22)	(12)	(34)

Balance of restructuring accruals at December 31, 2005	7	4	11
Current charges	50	17	67
Payments	(27)	(6)	(33)
Restructuring reserves related to Calmar acquisition*	5	—	5

Balance of restructuring accruals at December 31, 2006	$35	$15	$50

*	In connection with the acquisition of Calmar, the company established a reserve under purchase accounting for restructuring actions. See Note P for further discussion.

M. Other income, net

Components of other income, net are as follows:

In millions	Years ended December 31,
	2006	2005	2004
Gains on sales of forestlands	$(29)	$(60)	$(176)
Gain on sale of corporate real estate	(18)	—	—
Gain on sale of PIK note	(21)	—	—
Interest income	(20)	(33)	(12)
Asset impairments	20	—	—
Transition services income	(5)	(25)	—
Loss on the extinguishment of debt	—	90	1
Foreign currency exchange losses (gains)	(2)	8	(10)
Other, net	(8)	4	—

	$(83)	$(16)	$(197)

During 2006, the company recorded a $21 million gain on the sale of a PIK note received as part of the consideration for the sale of the printing and writing papers business in 2005. As part of the company’s initiative to reduce its real estate footprint, the company sold corporate real estate for a gain of $18 million in 2006. Gains on the sale of forestlands were $29 million in 2006 related to the sale of 8,000 acres. During 2005, the company completed the sale of 20,000 acres of forestlands generating gains of $60 million compared to gains of $176 million on the sale of 129,000 acres of forestlands in 2004. In 2006 and 2005, income of $5 million and $25 million, respectively, was recorded from services provided to NewPage Corporation pursuant to the printing and writing papers

NOTES TO FINANCIAL STATEMENTS

sale agreement (see Note P for further detail on the sale). The company utilized cash proceeds from the sale of its printing and writing papers business to repay approximately $1 billion of debt in 2005 and, as a result, incurred charges for debt retirement of $90 million, compared to $1 million of charges incurred in 2004.

The company recorded its proportionate share of the net income or (losses) of its equity-method investments in other income, net, in the amounts of $(19) million, $(4) million and $2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the 2006 loss was a $13 million charge related to an equity-method investment which was deemed to have an other than temporary impairment. The operating results of those affiliates for the years ended December 31, 2006, 2005 and 2004 included revenues of $205 million, $199 million and $207 million, respectively, and net losses of $16 million, $21 million and $14 million, respectively. The financial position of those affiliates as of December 31, 2006 and 2005 reflected assets of $173 million and $169 million, respectively, and liabilities of $37 million and $39 million, respectively.

N. Income taxes

Earnings from continuing operations before income taxes is comprised of the following:

In millions	Years ended December 31,
	2006	2005	2004
U.S. domestic earnings	$(50)	$(27)	$137
Foreign earnings	148	162	186

	$98	$135	$323

The significant components of the income tax provision are as follows:

In millions	Years ended December 31,
	2006	2005	2004
Currently payable:
U.S. federal	$6	$103	$—
State and local	16	13	—
Foreign	39	46	41

	61	162	41

Deferred:
U.S. federal	(38)	(165)	(149)
State and local	(18)	(37)	2
Foreign	—	(1)	1

Provision for deferred income taxes	(56)	(203)	(146)

	5	(41)	(105)
Allocation to discontinued operations	—	(57)	(204)

Income tax provision[1]	$5	$16	$99

[1]	Related to continuing operations.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

In millions	Years ended December 31,
	2006	2005	2004
Income tax provision computed at the U.S. federal statutory rate of 35%	$35	$47	$113
State and local income taxes, net of federal benefit	(8)	(11)	(3)
Foreign income tax rate differential	(12)	(14)	(20)
Valuation allowances	6	2	22
Other permanent differences	(16)	(8)	(8)
Credits	(3)	(4)	—
Other	3	4	(5)

Income tax provision[1]	$5	$16	$99

Effective tax rate[1]	5.4%	11.9%	30.6%

[1]	Related to continuing operations.

The principal current and noncurrent deferred tax assets and liabilities were as follows:

In millions	December 31,
	2006	2005
Deferred tax assets:
Employee benefits	$154	$148
Postretirement benefit accrual	62	65
Other accruals and reserves	76	101
Identifiable intangibles	—	23
Net operating loss carryforwards	147	151
Other	75	48

Total deferred tax assets	514	536
Valuation allowance	(126)	(132)

Net deferred tax assets	388	404

Deferred tax liabilities:
Depreciation and depletion	(933)	(986)
Nontaxable pension asset	(364)	(348)
State and local taxes	(84)	(86)
Identifiable intangibles	(85)	—
Other	(39)	(95)

Total deferred tax liabilities	(1,505)	(1,515)

Net deferred liability	$(1,117)	$(1,111)

Included in the balance sheet:
Current assets - deferred tax asset	$60	$41
Noncurrent net deferred tax liability	(1,177)	(1,152)

Net deferred liability	$(1,117)	$(1,111)

NOTES TO FINANCIAL STATEMENTS

The company has approximately $8 million of federal net operating loss carryover subject to certain limitations on utilization imposed by the Internal Revenue Code. In addition, the company also has state and foreign tax net operating loss carryforwards which are available to reduce future taxable income in various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

For the years ended December 31, 2006 and 2005, no domestic income taxes have been provided on the company’s share of undistributed net earnings of overseas operations due to management’s intent to reinvest such amounts indefinitely. Those earnings totaled $985 million and $788 million at December 31, 2006 and 2005, respectively, including foreign currency translation adjustments. Computation of the potential deferred tax liability associated with these undistributed earnings is not practicable.

The company has operations in tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. While actual results could vary, in management’s judgment, the company has adequate accruals with respect to the ultimate outcome of such audits. Such accruals are included in other long-term obligations and deferred income taxes, and include certain pre-acquisition contingencies.

Approximately $34 million and $5 million of deferred income tax benefit was provided for components of accumulated other comprehensive loss during the years ended December 31, 2006 and 2005, respectively. There were insignificant amounts of deferred income tax benefits recorded during the year ended December 31, 2004.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

O. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain

NOTES TO FINANCIAL STATEMENTS

contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2006, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2006, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2006, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NOTES TO FINANCIAL STATEMENTS

P. Acquisitions and dispositions

2006 acquisitions

On July 5, 2006, the company completed its acquisition of Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain. Calmar is a leading global manufacturer of high-quality and innovative plastic dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The business generates sales in 43 countries and employs approximately 2,700 people worldwide.

Excluding cash acquired, the purchase price including direct transaction costs was $714 million. The results of Calmar are included in the consolidated financial statements from the acquisition date and are included in the company’s Consumer Solutions segment. See Note R for further discussion of the company’s segments.

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

The following table summarizes the purchase price allocation based on the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions):

Purchase price allocation:
Accounts receivable	$76
Inventories	57
Property, plant, equipment and land	197
Amortizable and indefinite-lived intangible assets	277
Goodwill	302
Other assets	21
Accounts payable and accrued liabilities	(68)
Long-term deferred income taxes	(127)
Debt and other long-term obligations	(21)

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

NOTES TO FINANCIAL STATEMENTS

The following unaudited pro forma financial information presents the combined results of operations of the company and Calmar as if the acquisition had occurred at the beginning of each period presented (in millions, except per share amounts):

	Year ended December 31,
	2006	2005
Net sales	$6,754	$6,562
Income from continuing operations before income taxes	95	110
Net income	95	10

Net income per share:
Basic	$0.53	$0.05
Diluted	0.52	0.05

Pro forma net income for each of the years ended December 31, 2006 and 2005, include after-tax expense of $8 million for the amortization of purchased intangibles and depreciation associated with a step-up in value of property, plant and equipment. Pro forma net income for each of the years ended December 31, 2006 and 2005, also includes after-tax acquisition-related charges of $3 million due to expensing a fair value adjustment for inventory. Pro forma net income assumes an income tax provision at the combined effective tax rates of the company and Calmar for each respective period presented. Included in pro forma net income for the year ended December 31, 2006, is a $6 million income tax benefit recorded in Calmar’s historical income statement for the release of a deferred tax asset valuation allowance. In addition, pro forma net income for each of the years ended December 31, 2006 and 2005 include after-tax interest expense of $25 million for the amount borrowed and the cash utilized to acquire Calmar.

The pro forma financial information is not intended to represent or be indicative of the company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the company’s future consolidated results of operations or financial condition.

2005 acquisitions

During the fourth quarter of 2005, MeadWestvaco acquired DZN, The Design Group (DZN) for approximately $5 million. DZN is a full service design and marketing company based in Los Angeles, California, which has enhanced MeadWestvaco’s package design capabilities, enabling the company to provide a more competitive and comprehensive set of creative design services, and is included in the company’s Consumer Solutions segment. The purchase price allocation resulted in approximately $5 million of recorded goodwill.

Pro forma results for this acquisition are not presented, as the transaction was not material to the company’s consolidated financial statements for the year ended December 31, 2005.

NOTES TO FINANCIAL STATEMENTS

2004 acquisitions

During the second quarter of 2004, MeadWestvaco acquired Aries Packaging for approximately $21 million. Aries is a machinery systems company in Troyes, France, which supports the company’s dairy packaging systems business in Europe and represents a platform for growth in other markets, and is included in the company’s Consumer Solutions segment. The purchase price allocation resulted in approximately $4 million of identifiable intangible assets that will be amortized over their estimated useful lives of 10 years, and goodwill of $12 million. The remainder was primarily allocated to working capital items.

During the third quarter of 2004, the company acquired Tilibra, a manufacturer of school, office and time-management stationery products in Bauru, Sao Paulo state, Brazil, which will help the company extend its consumer and office products franchise in Latin America’s largest market, while creating an ideal platform for expansion elsewhere in the region. This acquisition is included in the company’s Consumer and Office Products segment. The purchase price was $71 million and resulted in approximately $25 million of identifiable intangible assets that will be amortized over their estimated useful lives of five to 20 years, and goodwill of $36 million with the remainder allocated to fixed assets and working capital items.

Additionally, another small acquisition was made in 2004, with a purchase price of $9 million.

Pro forma results for these acquisitions are not presented, as these transactions were not material to the company’s consolidated financial statements for the year ended December 31, 2004.

Dispositions

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm.

Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments) and $100 million in aggregate principal amount of senior unsecured payable-in-kind (PIK) promissory notes (fair value of $75 million at date of issuance) of a subsidiary of the purchaser. Refer to Note D for a discussion of the unrealized loss on the PIK notes at December 31, 2005 and the realized gain of $21 million in 2006.

As a result of the sale, the company incurred a pretax accounting loss on sale of approximately $916 million ($687 million after tax), of which $710 million ($548 million after tax) was recorded in the fourth quarter of 2004 for impairments of goodwill and other long-lived assets, and pension and other employee benefit settlements and curtailments. The remaining $206 million ($139 million after tax) in charges was recorded in the first half of 2005. The company began reporting the papers business as a discontinued operation in the first quarter of 2005. The prior period has been presented on a comparable basis.

The company recorded a loss from discontinued operations, net of income taxes, of $91 million, or $0.48 per share, for the year ended December 31, 2005, compared to a loss from discontinued operations, net of income taxes, of $573 million, or $2.82 per share for the

NOTES TO FINANCIAL STATEMENTS

year ended December 31, 2004. Included in discontinued operations is interest expense directly attributable to the papers business and an allocation of general interest expense pursuant to the guidance under EITF 87-24: Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the printing and writing papers business were classified as held-for-sale and were not depreciated or amortized in 2005. Included in discontinued operations for 2005 was the benefit of a LIFO decrement of about $30 million. In connection with the sale of the printing and writing papers business, the company provided certain guarantees and indemnities to the buyer and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which did not result in a material impact on the company’s consolidated financial statements.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the years ended December 31, 2005 and 2004, which includes both the loss on the sale and results of operations for the printing and writing papers business. For the year ended December 31, 2005, there are only four months of operations included, as the business was sold April 30, 2005.

	Years ended December 31,
In millions, except per share amounts	2005	2004
Net sales	$712	$2,166

Cost of sales	611	2,104
Selling, general and administrative expenses	26	81
Interest expense	20	69
Other (income) expense, net	203	689

Loss from discontinued operations before income taxes	(148)	(777)
Income tax benefit	(57)	(204)

Net loss from discontinued operations	$(91)	$(573)

Net loss from discontinued operations per share - diluted	$(0.48)	$(2.82)

Results of operations, excluding the loss on sale, for the years ended December 31, 2005 and 2004, was income of $48 million and a loss of $25 million, respectively.

NOTES TO FINANCIAL STATEMENTS

Q. Cash flows

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

In millions	Years ended December 31,
	2006	2005	2004
(Increase) decrease in:
Receivables	$(8)	$(52)	$(108)
Inventories	72	21	(12)
Prepaid expenses	(7)	(3)	(1)

Increase (decrease) in:
Accounts payable and accrued expenses	68	(57)	184
Income taxes payable[1]	4	(180)	15

	$129	$(271)	$78

In millions	Years ended December 31,
	2006	2005	2004
Cash paid for:
Interest	$209	$220	$214
Less capitalized interest	(2)	(3)	(2)

Interest paid, net	$207	$217	$212

Income taxes paid (refunded), net	$(4)	$225	$19

[1]	Includes approximately $160 million in 2005 related to taxes payable upon the sale of the printing and writing papers business.

R. Business segment information

MeadWestvaco’s principal business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. In the fourth quarter of 2006, the company completed the change in its management and operating structure such that its previously reported Packaging segment was replaced by the Packaging Resources and Consumer Solutions segments. This segment structure reflects the company’s internal reporting to its chief decision maker and aligns the segment disclosure with management’s analysis of results of operations and the process utilized to allocate resources. The company has presented its reportable segments for 2005 and 2004 to reflect the new reporting structure adopted in 2006.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft and packaging for consumer products markets. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the

NOTES TO FINANCIAL STATEMENTS

manufacture of decorative laminates for kitchen countertops, furniture, flooring, wall panels, as well as pad stock for electronic components.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs and CDs; cosmetics and pharmaceutical products; and plastic dispensing and spraying systems for personal care, healthcare, fragrance and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer and Office Products segment manufactures, markets and distributes school, office, envelope and time-management products to retailers and commercial distributors. This segment’s operations are conducted predominantly in North America and Brazil.

The Specialty Chemicals segment manufactures, markets and distributes products at four primary domestic locations. Major product groups are: activated carbon products; printing ink resins and lignin-based surfactants; and tall oil fatty acid, rosin and derivative products.

Corporate and other includes the company’s specialty papers and forestry operations as well as corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with continuing segment operations, such as restructuring charges and one-time costs, legal settlements, net pension income, interest income and expense, goodwill impairment charges, gains on sales of forestlands and corporate real estate and other activities.

The segments are measured on operating profits before restructuring charges and one-time costs, interest income and expense, minority interest, income taxes, extraordinary items and cumulative effect of accounting changes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are recorded primarily at market prices.

No single customer accounted for 10% or more of consolidated trade sales in the periods presented.

In millions	Years ended December 31,
	2006	2005	2004
Total sales outside of the U.S.	$1,842	$1,745	$1,582
Export sales from the U.S.	880	829	826
Long-lived assets located outside the U.S.	1,176	772	809
Long-lived assets located in the U.S.	6,094	6,106	6,310

NOTES TO FINANCIAL STATEMENTS

Financial information by business segment follows:

In millions

	Trade	Inter-segment	Total
Year ended December 31, 2006
Packaging Resources	$2,564	$389	$2,953
Consumer Solutions[2]	2,169	1	2,170
Consumer and Office Products	1,143	—	1,143
Specialty Chemicals	468	25	493
Corporate and other[3,4]	186	33	219

Total	6,530	448	6,978
Intersegment eliminations	—	(448)	(448)

Consolidated totals[5]	$6,530	$—	$6,530

Year ended December 31, 2005[1]
Packaging Resources	$2,446	$390	$2,836
Consumer Solutions	2,021	—	2,021
Consumer and Office Products	1,125	—	1,125
Specialty Chemicals	396	29	425
Corporate and other[3,4]	182	31	213

Total	6,170	450	6,620
Intersegment eliminations	—	(450)	(450)

Consolidated totals[5]	$6,170	$—	$6,170

Year ended December 31, 2004[1]
Packaging Resources	$2,365	$389	$2,754
Consumer Solutions	2,030	—	2,030
Consumer and Office Products	1,090	—	1,090
Specialty Chemicals	385	25	410
Corporate and other[3,4]	190	26	216

Total	6,060	440	6,500
Assets of discontinued operations[6]	—	—	—
Intersegment eliminations	—	(440)	(440)

Consolidated totals[5]	$6,060	$—	$6,060

[1]	Prior period segment amounts have been presented to conform to the new segment structure adopted in the fourth quarter of 2006.
[2]	The third and fourth quarters of 2006 include the results of Calmar, acquired in July 2006.
[3]	Revenue included in Corporate and other includes specialty papers sales and timber sales of the forestry operation, and excludes proceeds from the sale of forestlands.
[4]

Corporate and other may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, pension income, interest expense and income and gains on asset sales.

[5]	Consolidated totals represent income from continuing operations before income taxes.
[6]	Assets of discontinued operations represent the assets of the printing and writing papers business, which was sold in 2005.

NOTES TO FINANCIAL STATEMENTS

Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures

$275	$223	$3,169	$126
93	160	2,571	96
127	39	824	11
51	21	342	26
(448)	74	2,379	43

98	517	9,285	302
—	—	—	—

$98	$517	$9,285	$302

$234	$222	$3,288	$141
102	150	1,641	96
130	39	843	11
39	20	328	18
(370)	60	2,808	39

135	491	8,908	305
—	—	—	—

$135	$491	$8,908	$305

$270	$219	$3,326	$118
161	151	1,818	120
137	37	830	14
57	21	318	22
(302)	61	2,817	43

323	489	9,109	317
—	—	2,537	—
—	—	—	—

$323	$489	$11,646	$317

NOTES TO FINANCIAL STATEMENTS

S. Selected quarterly information (unaudited)

In millions, except per share data	Years ended December 31,
	2006[1]	2005[2]
Sales
First	$1,434	$1,373
Second	1,570	1,587
Third	1,751	1,583
Fourth	1,775	1,627

Year	$6,530	$6,170

Gross profit
First	$217	$225
Second	252	285
Third	335	288
Fourth	327	285

Year	$1,131	$1,083

Income (loss) from continuing operations
First	$3	$17
Second	(7)	(13)
Third	56	55
Fourth	41	60

Year	$93	$119

Net income (loss)
First	$3	$(6)
Second	(7)	(83)
Third	56	55
Fourth	41	62

Year	$93	$28

NOTES TO FINANCIAL STATEMENTS

	Years ended December 31,
	2006[1]	2005[2]
Income (loss) from continuing operations per common share, basic
First	$0.02	$0.08
Second	(0.04)	(0.06)
Third	0.31	0.30
Fourth	0.23	0.33

Income (loss) from continuing operations per common share, diluted
First	$0.02	$0. 08
Second	(0.04)	(0.06)
Third	0.31	0.30
Fourth	0.23	0.33

Net income (loss) per common share, basic
First	$0.02	$(0.03)
Second	(0.04)	0.41
Third	0.31	0.30
Fourth	0.23	(.34)

Net income (loss) per common share, diluted
First	$0.02	$(0.03)
Second	(0.04)	(0.41)
Third	0.31	0.30
Fourth	0.23	0.34

[1]

First quarter 2006 results include an after-tax restructuring charge of $2 million, or $0.01 per share, primarily for employee separation costs and an after-tax gain on forestland sales of $2 million, or $0.01 per share. Second quarter 2006 results include an after-tax restructuring charge of $37 million, or $0.20 per share, primarily related to the permanent shutdown of two previously idled paperboard machines as well as employee separation costs; one-time after-tax costs of $6 million, or $.04 per share, related to the company’s cost initiative ; and an after-tax gain of $13 million, or $.07 per share, on the sale of a note received as part of the consideration for the sale of the printing and writings paper business in 2005. Third quarter 2006 results include an after-tax restructuring charge of $12 million, or $.07 per share, primarily related to employee separation costs and facility closures and one-time after-tax costs of $6 million, $.03 per share, related to the company’s cost initiative. Fourth quarter 2006 results include an after-tax restructuring charge of $34 million, or $.19 per share, primarily related to employee separation costs, facility closures and asset impairments and one-time after-tax costs of $12 million, $.06 per share, related to the company’s cost initiative and an after-tax gain from the sale of corporate real estate of $11 million, or $.06 per share.

[2]

First quarter 2005 results include an after-tax charge of $3 million, or $0.01 per share, for employee separation costs, asset writedowns and other restructuring-related costs, and an after-tax gain from the sale of forestlands of $25 million, or $0.12 per share. Second quarter 2005 results include an after-tax charge of $6 million, or $0.03 per share, related to asset writedowns, employee separation costs and other restructuring-related costs, an after-tax charge for debt retirement of $56 million, or $0.28 per share, and an after-tax gain from the sale of forestlands of $1 million, or $0.01 per share. Third quarter 2005 results include an after-tax charge of $7 million, or $0.04 per share, related to asset writedowns, facility closures and employee separation costs, and an after-tax gain from the sale of forestlands of $10 million, or $0.05 per share. Fourth quarter 2005 results include an after-tax charge of $3 million, or $0.02 per share, related primarily to employee separation costs, and an after-tax gain from the sale of forestlands of $2 million, or $0.01 per share.

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

The company has excluded certain elements of the internal control over financial reporting of the Saint-Gobain Calmar (Calmar) businesses that the Company acquired from Compagnie de Saint-Gobain from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the company in a purchase business combination during 2006. Subsequent to the acquisition, certain elements of Calmar’s internal control over financial reporting and related processes were integrated into the company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006. The excluded elements represent controls over accounts of approximately 7% of consolidated assets, 3% of consolidated liabilities, 3% of consolidated revenues and 3% of the consolidated operating expenses of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2006.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2006, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

There were no material changes to the Company’s internal control over financial reporting in the fourth quarter of 2006.

As a result of the 2006 acquisition and integration of Calmar, the Company will continue to make changes to its internal control over financial reporting and related processes in 2007.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2007 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 26, 2007, and is incorporated herein by reference. A portion of the information required by this item for the MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2007 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC or before March 26, 2007, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2007 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 26, 2007, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2007 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 26, 2007, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2007 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 26, 2007, and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, financial statement schedules

(a)	Documents filed as part of this report:

1.	Consolidated financial statements

The consolidated financial statements of MeadWestvaco Corporation and consolidated subsidiaries are listed in the index which is included in Part II, Item 8.

2.	Consolidated financial statement schedules

All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the consolidated financial statements and notes thereto contained herein.

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K filed on May 1, 2006, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant, previously filed as Exhibit 3.1 to the company’s Form 8-K filed on January 26, 2007, File No. 001-31215, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4.1 to the company’s Form 8-K on April 2, 2002, and incorporated herein by reference.

4.2	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.3	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.4	Fourth Supplemental Indenture between The Mead Corporation and Bankers Trust Company dated January 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.5	Fifth Supplemental Indenture between MW Custom Papers, Inc. and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.2 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.6	Sixth Supplemental Indenture between the Registrant and Deutsche Bank Trust Company Americas dated December 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.7	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A, File No. 1-3013, dated January 24, 1984, and incorporated herein by reference.

4.8	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A dated January 29, 2002, and incorporated herein by reference.

4.9	Indenture dated as of July 15, 1982 between The Mead Corporation and The Bankers Trust Company, as Trustee, First Supplemental Indenture dated as of March 1, 1987, Second Supplemental Indenture dated as of October 15, 1989 and Third Supplemental Indenture dated as of November 15, 1991, previously filed as Exhibit 4.ix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.10	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.x to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.11	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K, filed on February 1, 2002, and incorporated herein by reference.

4.12	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

4.13	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K, filed on January 7, 2003, and incorporated herein by reference.

10.1+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference; SEC File No. 333-81638.

10.2+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.3+	1985 Supplement to The Mead Corporation’s Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.4+	The Mead Corporation Excess Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxx to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.5+	Amendment to The Mead Corporation Section 415 Excess Benefit Plan in which executive officers participate, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.6+	The Mead Corporation Excess Earnings Benefit Plan dated January 1, 1996; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.7+	Amendment to The Mead Corporation Excess Earnings Benefit Plan in which executive officers participate, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.8+	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.9+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.10+	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.11+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.12+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.13+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.14+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.16+	The Mead Corporation Amended and Restated Executive Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxxi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.17+	The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.18+	MeadWestvaco Corporation Annual and Long-term Incentive Plan (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.40 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.19+	MeadWestvaco Corporation Annual and Long-term Incentive Plan for Executives Exempt from Internal Revenue Code Section 162(m) (as amended and restated as of February 26, 2002), previously filed as Exhibit 10.41 to the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and incorporated herein by reference.

10.20	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of June 1, 1993, as amended, previously filed as Exhibit 10.xxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, incorporated herein by reference.

10.21	Lease Agreement between The Industrial Development Board of the City of Phenix City, Alabama and Mead Coated Board, Inc., dated as of September 1, 1997, as amended, previously filed as Exhibit 10.xxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, incorporated herein by reference.

10.22+	Form of Employment Agreement for John A. Luke, Jr. and James A. Buzzard, dated January 29, 2004, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, incorporated herein by reference.

10.23+	Form of Employment Agreement for Mark T. Watkins, dated January 29, 2004, previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004, incorporated herein by reference.

10.24	Equity and Asset Purchase Agreement dated January 14, 2005 between Registrant and Maple Acquisition LLC, previously filed on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.25	$1 billion Five-Year Credit Agreement dated as of December 1, 2004 among the Registrant, The Bank of New York, as agent, and the banks named therein, as amended on December 1, 2005 to reduce the Credit Facility from $1 billion to $750 million and to extend the maturity date to December 1, 2010, previously filed on the company’s Form 8-K on December 19, 2005.

10.26+	MeadWestvaco Corporation 2005 Compensation for Non-Employee Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.27+	MeadWestvaco Corporation 2005 Compensation for Named Executive Officers, previously filed as Exhibit 10.31 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.28+	MeadWestvaco Corporation 2005 Performance Incentive Plan, previously filed as Annex D to the company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, and incorporated herein by reference.

10.29+*	Amendments to the MeadWestvaco Corporation Executive Retirement Plan effective January 29, 2004, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.30+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2003, previously filed as exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.31+	Form of Employment Agreement dated January 29, 2004 for Wendell L. Willkie, II, previously filed as exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.32+	Form of Employment Agreement dated September 30, 2004 for E. Mark Rajkowski, II, previously filed as exhibit 10.34 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.33+*	MeadWestvaco Corporation Deferred Compensation Plan effective January 1, 2003.

10.34	Definitive Agreement dated April 27, 2006 between Registrant and Compagnie de Saint-Gobain (for the acquisition of Saint-Gobain Calmar), previously filed on the company’s Form 8-K on April 28, 2006, and incorporated herein by reference.

10.35+*	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective January 23, 2007.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

February 28, 2007
/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Luke, Jr. John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2007

/s/ E. Mark Rajkowski E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 28, 2007

/s/ John E. Banu John E. Banu	Controller (Principal Accounting Officer)	February 28, 2007

/s/ Michael E. Campbell	Director	February 28, 2007
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	February 28, 2007
Dr. Thomas W. Cole, Jr.

/s/ James G. Kaiser	Director	February 28, 2007
James G. Kaiser

/s/ Richard B. Kelson	Director	February 28, 2007
Richard B. Kelson

/s/ James M. Kilts	Director	February 28, 2007
James M. Kilts

/s/ John A. Krol	Director	February 28, 2007
John A. Krol

/s/ Susan J. Kropf	Director	February 28, 2007
Susan J. Kropf

/s/ Douglas S. Luke	Director	February 28, 2007
Douglas S. Luke

/s/ Robert C. McCormack	Director	February 28, 2007
Robert C. McCormack

/s/ Timothy H. Powers	Director	February 28, 2007
Timothy H. Powers

/s/ Edward M. Straw	Director	February 28, 2007
Edward M. Straw

/s/ Jane L. Warner	Director	February 28, 2007
Jane L. Warner

EXHIBIT INDEX

10.29	Amendments to the MeadWestvaco Corporation Executive Retirement Plan effective September 1, 2006.

10.33	MeadWestvaco Corporation Deferred Compensation Plan effective January 1, 2003.

10.35	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective January 23, 2007.

21.	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.