Form 10-Q
period 2007-03-31
MEADWESTVACO CORP
filed 2007-05-08
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At April 30, 2007, the latest practicable date, there were 184,441,653 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

And Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts
	First Quarter Ended March 31,
	2007	2006
Net sales	$1,552	$1,434

Cost of sales	1,309	1,217
Selling, general and administrative expenses	213	194
Interest expense	52	50
Other income, net	(5)	(29)

Income (loss) before income taxes	(17)	2
Income tax benefit	(1)	(1)

Net income (loss)	$(16)	$3

Net income (loss) per share - basic and diluted	$(0.09)	$0.02

Shares used to compute net income (loss) per share:
Basic	182.6	180.6
Diluted	182.6	181.1

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts
	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$212	$156
Accounts receivable, net	850	1,011
Inventories	793	715
Other current assets	354	133

Current assets	2,209	2,015

Property, plant, equipment and forestlands, net	4,242	4,523

Prepaid pension asset	932	920
Goodwill	813	851
Other assets	975	976

	$9,171	$9,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$514	$552
Accrued expenses	582	702
Notes payable and current maturities of long-term debt	272	211

Current liabilities	1,368	1,465

Long-term debt	2,370	2,372
Other long-term obligations	777	738
Deferred income taxes	1,120	1,177

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2007 – 183,421,336 (2006 – 182,107,136)	2	2
Additional paid-in capital	3,414	3,370
Retained earnings	102	168
Accumulated other comprehensive income (loss)	18	(7)

	3,536	3,533

	$9,171	$9,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	First Quarter Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(16)	$3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	134	122
Deferred income taxes	32	15
Loss (gain) on sales of assets, net	1	(14)
Pension income	(13)	(13)
Appreciation of cash surrender value policies	(7)	(8)
Changes in working capital, excluding the effects of acquisitions and dispositions	(38)	(1)
Other, net	5	—

Net cash provided by operating activities	98	104

Cash flows from investing activities:
Capital expenditures	(65)	(48)
Proceeds from dispositions of assets	13	27
Other	(7)	(2)

Net cash used in investing activities	(59)	(23)

Cash flows from financing activities:
Repayment of long-term debt	(45)	(1)
Notes payable and other short-term borrowings, net	101	—
Stock repurchased and put option	—	(47)
Proceeds from issuance of common stock and exercises of stock options	39	11
Changes in book overdrafts	(37)	18
Dividends paid	(42)	(42)

Net cash provided by (used in) financing activities	16	(61)

Effect of exchange rate changes on cash	1	5

Increase in cash and cash equivalents	56	25

Cash and cash equivalents:
At beginning of period	156	297

At end of period	$212	$322

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

MeadWestvaco Corporation, a Delaware corporation, is a global packaging company that delivers high-value packaging solutions, dispensing and spraying systems, and other products to the world’s most recognized companies in the food and beverage, media and entertainment, personal care, cosmetic, home and garden, and healthcare industries. The company also has market-leading positions in its Consumer and Office Products and Specialty Chemicals businesses. The terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States of America (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006, except for the accounting change described below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

Accounting Change

As of January 1, 2007, the company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a decrease to opening retained earnings and goodwill as of January 1, 2007, in the amount of $8 million and $39 million, respectively. See Note 14 for further discussion.

2. Restructuring Charges

Quarter Ended March 31, 2007

During the quarter ended March 31, 2007, MeadWestvaco recorded pre-tax restructuring charges of $16 million for employee separation costs and other restructuring-related actions. Approximately $7 million, $7 million and $2 million were recorded within cost of sales and selling, general and administrative expenses and other income, net, respectively. Approximately $11 million was related to asset write-downs and other restructuring-related charges, and $5 million was related to employee separation costs. Although these charges related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first quarter of 2007, the company’s Consumer Solutions segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. The actions resulted in pre-tax charges of $9 million, of which $4 million related to employee benefit costs covering approximately 70 employees and $5 million was in connection with other restructuring actions. As of March 31, 2007, most of the affected employees had separated from the company.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products:

During the first quarter of 2007, the company’s Consumer and Office Products segment had various restructuring activities in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million was related to employee benefit costs covering approximately 50 employees and $1 million was in connection with other restructuring actions. As of March 31, 2007, most of the affected employees had separated from the company.

All other:

During the first quarter of 2007, the company recorded additional pre-tax charges of approximately $5 million in connection with charges associated with ceased-use facilities and a loss associated with an equity investment sold during the quarter.

The following table summarizes these charges by business segment for the quarter ended March 31, 2007:

In millions	Asset write-downs and other costs	Employee costs	Total
Consumer Solutions	$5	$4	$9
Consumer and Office Products	1	1	2
All other	5	—	5

	$11	$5	$16

Quarter Ended March 31, 2006

During the quarter ended March 31, 2006, MeadWestvaco recorded pre-tax restructuring charges of $4 million for employee separation costs and other restructuring-related costs. Approximately $2 million was recorded within each of cost of sales and selling, general and administrative expenses. Although these charges related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first quarter of 2006, the company’s Consumer Solutions segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. The actions resulted in pre-tax charges of $1 million related primarily to employee benefit costs covering approximately 60 employees. As of March 31, 2006, about half of the affected employees had separated from the company, and the remaining employees were separated by the end of 2006.

Consumer and Office Products:

During the first quarter of 2006, the company’s Consumer and Office Products segment had various restructuring activities in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $1 million related primarily to employee benefit costs covering approximately 20 employees. As of March 31, 2006, most of the affected employees had separated from the company.

All other:

During the first quarter of 2006, the company recorded additional pre-tax charges of approximately $2 million related to employee separation costs covering approximately ten employees and other restructuring-related costs. As of March 31, 2006, about half of the affected employees had separated from the company, and the remaining employees were separated by the end of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these charges by business segment for the quarter ended March 31, 2006:

In millions	Asset writedowns and other costs	Employee costs	Total
Consumer Solutions	$—	$1	$1
Consumer and Office Products	—	1	1
All other	1	1	2

	$1	$3	$4

Summary of Restructuring Reserves

The activity in the restructuring reserve balances was as follows for the first quarter of 2007:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2006	$35	$15	$50
Current charges	5	3	8
Payments	(17)	(4)	(21)

Balance of related accruals at March 31, 2007	$23	$14	$37

3. Inventories and Property, Plant and Equipment

Inventories consist of:

In millions	March 31, 2007	December 31, 2006
Raw materials	$187	$182
Production materials, stores and supplies	108	107
Finished and in process goods	498	426

	$793	$715

Property, plant and equipment is net of accumulated depreciation of $3.55 billion and $3.50 billion at March 31, 2007 and December 31, 2006, respectively.

On January 31, 2007, the company announced that it plans to sell approximately 300,000 acres of its forestlands located in West Virginia, Alabama and Georgia. The company expects to complete the sales during 2007. These assets met the criteria to be classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and are included in other current assets in the consolidated balance sheet in the amount of $246 million as of March 31, 2007. These held-for-sale assets are carried at cost as the company expects the proceeds of the timberland sales to exceed their individual carrying values.

4. Intangible Assets

As of January 1, 2007, goodwill was reduced by $39 million as a result of the company’s adoption of FIN 48. See Note 14 for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2007		December 31, 2006
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$207	$55	$208	$53
Customer contracts and lists	278	49	278	46
Patents	59	30	59	28
Other – primarily licensing rights	29	16	30	15

	$573	$150	$575	$142

Also included in other assets are indefinite-lived intangible assets which had carrying values of $93 million and $91 million as of March 31, 2007 and December 31, 2006, respectively.

The company recorded amortization expense for intangible assets subject to amortization in the amounts of $10 million and $7 million for the quarters ended March 31, 2007 and 2006, respectively.

Based on the current carrying values of intangible assets subject to amortization, the estimated amortization expense for 2007 and each of the succeeding five years is as follows: 2007 - $41 million; 2008 - $37 million; 2009 - $36 million; 2010 - $35 million; 2011 - $31 million and 2012 - $27 million.

5. Employee Retirement and Postretirement Benefits

The components of net periodic benefits cost (income) for the company’s retirement and postretirement plans for each of the periods presented are as follows:

	First Quarter ended March 31,
In millions	Pension benefits		Postretirement benefits
	2007	2006	2007	2006
Service cost - benefits earned during the period	$13	$14	$1	$1
Interest cost on projected benefit obligation	37	35	2	2
Expected return on plan assets	(65)	(65)	—	—
Amortization of prior service cost	1	2	(1)	—
Amortization of net loss	1	1	—	—

Net periodic benefit cost (income)	$(13)	$(13)	$2	$3

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss are as follows:

	First Quarter ended March 31,
In millions	Pension benefits	Postretirement benefits
	2007	2007
Prior service cost (income)	$1	$(1)
Net actuarial loss	1	—

Total recognized in other comprehensive income	$2	$(1)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2007. However, the company expects to contribute $3 million to the funded non-U.S. plans in 2007.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $4 million, $19 million, and $1 million, respectively, in 2007. During the first quarter ended March 31, 2007, $6 million was paid by the company. The company presently anticipates paying an additional $18 million during the remainder of 2007.

Cash balance plan

In October 2006, the Board of Directors approved the creation of a cash balance formula within the company’s existing retirement plans for salaried and non-bargained hourly employees. The formula will provide cash balance credits at the rate of 4% - 8% of eligible earnings, depending upon age and years of service points, with interest credited annually at the 30-year Treasury rate. Effective January 1, 2007, all new employees began accruing benefits under this new formula. Effective January 1, 2008, all employees age 40 and over at that time will be provided the opportunity to make a one-time choice between the existing final average pay and cash balance formulas. The adoption of this change reduced retirement plan liabilities by $25 million and will increase net periodic pension income for fiscal 2007 by $9 million.

6. Income (Loss) per Common Share

Basic net income (loss) per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the quarter ended March 31, 2007, the impact of these incremental shares was not included in the calculation of weighted average shares as it would have an antidilutive effect. For the quarter ended March 31, 2006, 12.4 million awards were excluded from the calculation of weighted average shares because the effect would be antidilutive on diluted income (loss) per share.

7. Segment Information

MeadWestvaco’s principal operating business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Sales between the segments are recorded primarily at market prices.

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

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs and CDs; cosmetics and pharmaceutical products; and plastic dispensing and sprayer technology systems for personal care, healthcare,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

fragrance, and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer and Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL ®, AT-A-GLANCE ®, Cambridge ®, COLUMBIAN ®, Day Runner ®, Five Star ®, Mead ® and Trapper Keeper ®.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

Corporate and other includes the company’s specialty papers and forestry operations as well as corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal settlements, net pension income, interest income and expense, gains on sales of forestlands and corporate real estate, and other activities.

First Quarter ended March 31, 2007	Sales			Segment
In millions	Trade	Inter-segment	Total	profit (loss)
Packaging Resources	$625	$89	$714	$55
Consumer Solutions	566	—	566	20
Consumer and Office Products	201	—	201	(2)
Specialty Chemicals	112	5	117	4
Corporate and other	48	10	58	(94)

Total	1,552	104	1,656	(17)
Intersegment eliminations	—	(104)	(104)	—

Consolidated totals	$1,552	$—	$1,552	$(17)

First Quarter ended March 31, 2006	Sales			Segment
In millions	Trade	Inter-segment	Total	profit (loss)
Packaging Resources	$627	$100	$727	$53
Consumer Solutions	462	—	462	7
Consumer and Office Products	195	—	195	(5)
Specialty Chemicals	106	8	114	9
Corporate and other	44	10	54	(62)

Total	1,434	118	1,552	2
Intersegment eliminations	—	(118)	(118)	—

Consolidated totals	$1,434	$—	$1,434	$2

8. Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the quarter ended March 31, 2007 and 2006 was $9 million and $52 million, respectively. The difference between net income (loss) and comprehensive income for the first quarter ended March 31, 2007 and 2006 primarily relates to the impact of foreign currency translation, unrealized losses on derivative instruments, amortization of unrecognized pension costs and changes in the unrealized loss on the investment in a debt security (PIK notes) in 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The changes in the components of comprehensive income, net of tax, for the quarters ended were as follows:

In millions	First Quarter ended March 31,
	2007	2006
Net income (loss)	$(16)	$3
Foreign currency translation	20	39
Amortization of unrecognized pension costs	1	—
Change in unrealized loss on PIK notes	—	12
Change in unrealized loss on derivative instruments	4	(2)

Comprehensive income	$9	$52

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2007, MeadWestvaco had recorded liabilities of approximately $23 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2007, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2007, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

10. Other Income, net

Other income, net was comprised of the following:

In millions	First Quarter ended March 31,
	2007	2006
Gains on sales of forestlands	$(1)	$(3)
Losses (gains) on other asset sales	2	(11)
Transition services income	—	(5)
Investment income	(4)	(7)
Foreign currency exchange gains	(3)	(2)
Other, net	1	(1)

	$(5)	$(29)

11. Shareholders’ Equity

In the first quarter of 2007, opening retained earnings was reduced by $8 million as a result of the adoption of FIN 48. See Note 14 for further discussion.

In the first quarter of 2006, the company repurchased and retired 1.3 million shares of its common stock, related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The 1.3 million shares repurchased under the put option were not a reduction of the share repurchases authorized by the Board of Directors. There were no share repurchases of the company’s common stock in the first quarter of 2007.

12. Acquisition

On July 5, 2006, the company acquired Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain. The following unaudited pro forma financial information presents the combined results of operations of the company and Calmar as if the acquisition had occurred at the beginning of the first quarter of 2006 (in millions, except per share amount):

First Quarter ended March 31, 2006
Net sales	$1,547
Loss from continuing operations before income taxes	(2)
Net income	—

Net income per share, basic and diluted	$—

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Pro forma net income for the quarter ended March 31, 2006, includes after-tax expense of $2 million for the amortization of purchased intangibles and depreciation associated with a step-up in value of property, plant and equipment. Pro forma net income also includes after-tax acquisition-related charges of $3 million due to expensing a fair value adjustment for inventory. Pro forma net income assumes an income tax provision at the combined effective tax rates of the company and Calmar. In addition, pro forma net income includes after-tax interest expense of $6 million for the amount borrowed and the cash utilized to acquire Calmar.

The pro forma financial information is not intended to represent or be indicative of the company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the first quarter of 2006 and should not be taken as indicative of the company’s future consolidated results of operations or financial condition.

13. Share-based Compensation

The company adopted SFAS No. 123(R) in the first quarter of 2006, and thus recognizes the cost of its share-based compensation plans using the fair value based method for both periods presented. The share-based compensation cost that was charged against income for all plans was $4 million and $5 million for the quarters ended March 31, 2007 and 2006, respectively.

During the quarter ended March 31, 2007, approximately 1.1 million stock options, 0.1 million stock appreciation rights and 0.8 million restricted stock units were granted.

14. Income Taxes

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recorded a decrease of opening retained earnings and goodwill in the amount of $8 million and $39 million, respectively.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the company had recorded liabilities of approximately $34 million and $9 million for the payment of interest and penalties, respectively.

The company has operations in many areas of the world and is subject, at times, to audit in these jurisdictions. These audits, by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 1999. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

which could cause the effective tax rate to fluctuate from period to period. Of the total $186 million liability for unrecognized tax benefits upon the adoption of FIN 48, approximately $85 million could impact the annual effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s annual effective tax rate.

Management is currently evaluating proposed adjustments issued by the Internal Revenue Service for tax years 1999 through 2003 and anticipates settling these audits within the next twelve months. In addition, the company currently is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits could change by approximately $80 million during 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the quarter ended March 31, 2007, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported a net loss of $16 million, or $0.09 per share, compared to last year’s net income of $3 million, or $0.02 per share. The net loss for the first quarter of 2007 included after-tax restructuring charges of $10 million, or $0.05 per share, and after-tax one-time costs associated with the company’s cost initiative of $3 million, or $0.02 per share. Net income for the first quarter of 2006 included after-tax gains of $2 million, or $0.01 per share, on the sale of forestlands, after-tax restructuring charges of $2 million, or $0.01 per share, and after-tax one-time charges of $1 million, or $0.01 per share.

MeadWestvaco’s primary business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. First quarter 2007 total operating profit from the company’s primary business segments increased 20% to $77 million compared to $64 million in the prior year quarter. In 2007, higher selling prices and improved productivity across all of the businesses as well as the results from the company’s plastic dispensing and sprayer technology business, more than offset lower volume and higher costs for energy, freight and raw materials across all businesses.

In the Packaging Resources segment, earnings in the first quarter of 2007 were up from the prior year as improved overall paperboard packaging pricing and improved productivity helped offset lower shipments, higher costs for energy and raw materials and expenses for maintenance-related activities. Shipments in the first quarter of 2007 were lower compared to the prior year due to a key customer’s supply chain optimization. In addition, volume was down in the first quarter of 2007 due to the impact of the permanent shutdown of a paperboard machine at the company’s Evadale, Texas bleached board mill at the end of the first quarter of 2006. Demand in the first quarter of 2007 remained steady for paperboard packaging with modest shipment growth continuing in several high value markets.

In the Consumer Solutions segment, sales improvements in the first quarter of 2007 compared to the prior year were primarily the result of the inclusion of the plastic dispensing and sprayer technology business acquired in July 2006, higher domestic selling prices and stronger demand from international beverage markets. These positives were offset in part by lower volumes in the North American beverage and media businesses. Earnings in the first quarter of 2007 increased from the prior year due to cost and manufacturing productivity improvements and the results of the plastic dispensing and sprayer technology business.

The first quarter is normally a seasonally slow period for the Consumer and Office Products segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year. Sales in the first quarter of 2007 increased 3% from the prior year due to enhanced product mix from the company’s focus on value-added products, offset by slightly lower volume. Earnings in the first quarter of 2007 were favorably impacted by productivity improvements offset in part by higher costs of raw materials, principally uncoated paper. A solid back to school season in the segment’s Brazilian business also contributed to the improved results. This segment continues to be impacted by low priced Asian imports.

The first quarter is also a seasonally slower quarter for the Specialty Chemicals segment. Sales were up in the first quarter of 2007 over the prior year due primarily to higher prices. Earnings were down in 2007 versus 2006. Improved pricing across all major product lines was more than offset by lower volumes and unfavorable product mix in the carbon business and by higher raw materials and manufacturing costs. Increased raw material costs were due to increased costs for crude tall oil, the principal raw material used to make value-added pine chemicals.

As part of the cost initiative launched in 2005 to improve the efficiency of our business model, we are continuing to focus on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2007. Specific actions were completed in the first quarter of 2007 which resulted in annual run-rate savings of about $12 million, bringing cumulative run-rate savings through March 31, 2007 to $137 million, before inflation. The company anticipates achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, the company will look for every opportunity to pull forward more savings into 2007.

Recent Developments

MeadWestvaco is establishing a new business unit to manage higher-value opportunities for its United States landholdings. The new Land Management Group is expected to generate long-term value and sustainable cash flow from enhancement strategies across the company’s landholdings in the United States – including converting land for uses such as conservation, recreation and development. This strategy is expected to provide the company with a significant stream of cash flows over the next 25-plus years. The company expects to generate pre-tax proceeds from this new business in the range of $300 million to $400 million over the next three years from small-tract land sales and other projects.

Results of Operations

Presented below are results for the first quarter ended March 31, 2007 and 2006 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

In millions	First Quarter ended March 31,
	2007	2006
Sales	$1,552	$1,434
Cost of sales	1,309	1,217
Selling, general and administrative expense	213	194
Interest expense	52	50
Other income, net	(5)	(29)

	(17)	2
Income tax benefit	(1)	(1)

Net income (loss)	$(16)	$3

Income (loss) per share – basic and diluted	$(0.09)	$0.02

Sales for the first quarter of 2007 were $1.55 billion compared to sales of $1.43 billion for the first quarter of 2006, an increase of 8%. Increased sales in 2007 compared to 2006 were primarily the result of higher selling prices across many of our businesses and the acquisition of the plastic dispensing and sprayer technology business in July 2006, offset in part by lower volume for some businesses. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the first quarter of 2007 was $1.31 billion compared to $1.22 billion for the first quarter of 2006. Cost of sales increased 8% in 2007 compared to 2006 due primarily to continued increases in energy, raw materials and freight prices compared to the same period last year; however, the company’s overall gross margin increased by more than a half of a percentage point to 15.7% and excluding restructuring charges and one-time costs by almost 90 basis points to 16.1%.

Selling, general and administrative expenses in the first quarter of 2007 were $213 million compared to $194 million in the first quarter of 2006. The 2007 results include the additional expense related to the plastic dispensing and sprayer technology business acquired in July 2006 in the amount of $14 million and incremental restructuring charges and one-time costs of $9 million in 2007 compared to 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Pension income was $13 million for both first quarters of 2007 and 2006. Pension income is reported in Corporate and other for segment reporting purposes.

Other income, net, was $5 million in the first quarter of 2007 compared to $29 million in the first quarter of 2006. Gains on the sales of forestlands were $1 million before taxes in the first quarter of 2007 compared to gains of $3 million before taxes in the first quarter of 2006. Also included in the first quarter of 2006 were gains of $11 million from sales of corporate real estate from previously closed locations and $5 million of transition services income related to the sale of the printing and writing papers business in 2005.

For the first quarter of 2007, the effective tax rate was a benefit of approximately 6% compared to a benefit of approximately 50% last year. The difference in the effective tax rate in the first quarter of 2007 compared to statutory rates was the result of the impact of certain discrete tax items including interest and penalties resulting from the company’s adoption of FIN 48 effective January 1, 2007.

In addition to the information discussed above, the following sections present the results of operations for each of the company’s business segments and Corporate and other.

Packaging Resources

In millions	First Quarter ended March 31,
	2007	2006
Sales	$714	$727
Segment profit[1]	55	53

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

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

Sales in the Packaging Resources segment decreased 2% to $714 million in the first quarter of 2007, compared to $727 million in the first quarter of 2006. The sales decrease from the prior year was a result of lower volume offset in part by higher selling prices. The volume decline in 2007 was attributable to the impact of the permanent shutdown of a paperboard machine at the company’s Evadale, Texas bleached board mill at the end of the first quarter of 2006, a key customer’s supply chain optimization and a softer North American beverage market. Average selling prices were up approximately 5% in 2007 compared to the prior year. Shipments of bleached paperboard in 2007 were 384,000 tons, down 6% from the prior year. Shipments of CNK in 2007 were 258,000 tons, down 7% from 2006. Shipments of unbleached paperboard in 2007 were 215,000 tons, up 6% from the prior year. Compared to 2006, bleached paperboard prices in 2007 were up 5%, CNK open market prices were up 6% and unbleached paperboard prices were up 6%. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were approximately the same as the prior year.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment profit for 2007 increased to $55 million compared to $53 million in 2006. The 4% increase reflects improvements in pricing, mix and productivity, partially offset by higher prices for raw materials and energy and expenses incurred for long-term maintenance activities at Evadale. Earnings in 2007 benefited by $20 million from price increases and mix improvements and $2 million from favorable net cost productivity. Earnings for 2007 were negatively affected by $14 million from higher input costs for energy, raw materials and freight, $4 million from lower volume and $2 million from other operating cost increases compared to the prior year.

Consumer Solutions

In millions	First Quarter ended March 31,
	2007	2006
Sales	$566	$462
Segment profit[1]	20	7

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs and CDs; cosmetics and pharmaceutical products; and plastic dispensing and spraying systems for personal care, healthcare, fragrance, and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales in the Consumer Solutions segment increased 23% to $566 million in 2007, compared to $462 million in 2006. Sales for 2007 include the results of the plastic dispensing and sprayer technology business, acquired in the third quarter of 2006. Excluding the impact of the plastic dispensing and sprayer technology business, sales in the first quarter of 2007 declined 2% as compared to the first quarter of 2006. Sales declines in global media due to competitive pricing pressures, unfavorable product mix and lower CD industry volumes were partially offset by improvement in the global beverage and tobacco markets.

Segment operating profit for 2007 increased to $20 million, compared to $7 million in 2006. Earnings in 2007 compared to 2006 benefited from the earnings of the plastic dispensing and sprayer technology business, by $10 million in net cost productivity, particularly in selling, general and administrative expenses and $1 million from price and mix. Earnings in 2007 compared to 2006 were negatively impacted by lower volume of $6 million and higher energy, raw material and freight costs of $3 million.

Consumer and Office Products

In millions	First Quarter ended March 31,
	2007	2006
Sales	$201	$195
Segment loss[1]	(2)	(5)

[1]

Segment loss is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL ®, AT-A-GLANCE ®, Cambridge ®, COLUMBIAN ®, Day Runner ®, Five Star ®, Mead ® and Trapper Keeper ®.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the first quarter of 2007 of $201 million were 3% higher than the first quarter of 2006. The 2007 results compared to 2006 were impacted by enhanced product mix from the company’s focus on value-added products, offset by slightly lower volume. In addition, the segment’s Brazilian operation experienced a solid back-to-school season. The first quarter is a seasonally slow period for this segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year.

Operating profit in 2007 compared to 2006 benefited by $7 million from price and mix, $2 million from net cost productivity and $3 million from other cost reductions. Segment operating profit results in 2007 continued to be challenged by higher raw material costs, especially uncoated paper. Year-over-year for the first quarter, increased costs for energy, raw materials and freight of $7 million and lower volume of $2 million affected 2007 segment earnings compared to the prior year. This segment continues to be impacted by Asian based imported products.

Specialty Chemicals

In millions	First Quarter ended March 31,
	2007	2006
Sales	$117	$114
Segment profit[1]	4	9

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

Sales were up 3% in the first quarter of 2007 over the same period last year primarily due to improved pricing across all major product lines, with the ink resins business particularly strong. These improvements were partially offset by weakness and unfavorable product mix in the carbon-based business which was negatively impacted by a decline in the domestic automotive production in the first quarter of 2007.

Operating profit in 2007 continued to be affected by substantially higher raw materials costs, primarily crude tall oil. Increased costs for raw materials, energy and freight of $7 million, lower net cost productivity of $3 million, lower volume of $2 million and higher other costs, including some maintenance downtime, of $2 million adversely affected 2007 segment earnings compared to the prior year. Earnings in 2007 compared to 2006 benefited by $9 million from price increases and mix improvements.

Corporate and Other

In millions	First Quarter ended March 31,
	2007	2006
Sales	$58	$54
Corporate and other loss[1]	(94)	(62)

[1]

Corporate and other may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest expense and income, and gains on asset sales.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and other includes the company’s specialty papers and forestry operation as well as corporate support staff services and related assets and liabilities. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal charges and settlements, net pension income, interest income and expense, gains on sales of forestlands and corporate real estate and other activities.

The company recorded a loss of $94 million in Corporate and other in the first quarter of 2007 compared to a loss of $62 million in 2006. The increase in the loss in 2007 compared to the prior year was a result of higher restructuring and one-time costs of $16 million, gains on the sale of corporate real estate in 2006 of $11 million, transition services income in 2006 related to the 2005 sale of the printing and writing papers business of $5 million, higher interest expense of $2 million, lower interest income of $3 million and lower gains on the sales of forestlands of $2 million, offset by a state sales and use tax refund of $6 million received in 2007 and decreased other net corporate expenses of $1 million in 2007 versus 2006.

Liquidity and Capital Resources

Operating Activities

In the first quarter of 2007, cash generated from operations provided a major source of funds for the company. Cash provided by operating activities was $98 million for the first quarter of 2007 compared to $104 million for the first quarter of 2006. Cash and cash equivalents totaled $212 million at March 31, 2007 compared to $156 million at December 31, 2006.

Investing Activities

Cash used in investing activities was $59 million for the first quarter of 2007 compared to $23 million for the first quarter of 2006. Capital spending totaled $65 million for the first quarter of 2007 compared to $48 million for the first quarter of 2006. For 2007, the company expects annual capital spending to be approximately $360 million. This level of capital expenditure is well below the company’s expected level of depreciation, depletion and amortization on an annual basis.

In the first quarter of 2007, the company sold an equity investment resulting in proceeds of $9 million. In the first quarter of 2006, the company generated $24 million in proceeds from sales of corporate real estate.

Financing Activities

Cash provided by financing activities was $16 million for the first quarter of 2007 compared to cash used in financing activities of $61 million for the first quarter of 2006. The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance. The company’s commercial paper program is supported by its $750 million revolving credit facility which was undrawn at March 31, 2007 and December 31, 2006. The company had $241 million and $148 million of commercial paper borrowings outstanding at March 31, 2007 and December 31, 2006, respectively.

In the period from January 1, 2007 to February 1, 2007, the holders of the company’s 6.84% debentures, due 2037, were entitled to elect early repayment, in whole or in part, at 100% of the principal amount outstanding. Holders elected early repayment of $45 million, which was paid by the company on March 1, 2007.

The percentage of total debt to total capitalization (which excludes deferred taxes) for MeadWestvaco was 42.8% at March 31, 2007, 42.2% at December 31, 2006 and 40.8% at the end of the first quarter of 2006. At March 31, 2007, the company had $272 million of notes payable and current maturities of long-term debt compared to $211 million at December 31, 2006. During the first quarter of 2007, Moody’s changed the company’s outlook from “stable” to “negative” but affirmed our credit ratings of Baa3 and P-3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On each of January 23 and April 30 of 2007, the Board of Directors declared a dividend of $0.23 per share. The company paid $42 million in dividends to its shareholders in both the first quarter of 2007 and the first quarter of 2006. Outstanding shares at March 31, 2007 and 2006 were 183.4 million and 180.6 million, respectively.

Environmental and Legal Matters

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $24 million in environmental capital expenditures in 2007. Approximately $34 million and $47 million was spent on environmental capital projects in 2006 and 2005, respectively.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2007, MeadWestvaco had recorded liabilities of approximately $23 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2007, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2007, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Outlook

Packaging Resources

For the second quarter of 2007, management expects year-over-year improvement in operating profit for the Packaging Resources segment. Market demand is expected to remain solid during the second quarter of 2007. Year-over-year improvements in price and mix are expected to offset inflationary input costs. Improved operational productivity will drive results higher year-over-year, as volumes are expected to be at similar levels. The segment is focusing on continuing to improve its productivity by consolidating its customer service and by pursuing other global supply chain initiatives, including enhancing transportation efficiency and optimizing its warehouse footprint. The company also plans to continue to implement price increases to offset input costs for raw materials, energy and freight, which remain at historically high levels. Throughout the year, outages at the mills for routine maintenance are planned.

Consumer Solutions

New leadership for the Consumer Solutions segment was announced in April 2007 to accelerate the company’s profit improvement initiative focused on winning in the marketplace and enhancing asset productivity. The company’s broadly communicated profit improvement plan for this segment includes optimizing its manufacturing capacity, refocusing its media business on higher-margin specialty packaging for music, DVDs and games, and reducing cost by eliminating operating and administrative redundancies.

Benefits from the company’s profit improvement program for the Consumers Solutions segment are being realized. More meaningful year-over-year operating profit improvement, however, is expected beginning in the second half of 2007 as the new leadership accelerates the aforementioned cost and productivity actions. In addition, this segment is expected to continue to benefit from the strong growth and profitability in the company’s global dispensing and sprayer systems business that targets the personal care, healthcare, fragrance, and lawn and garden markets. Partially offsetting these improvements are anticipated lower volumes in global media packaging, principally due to continued declines in CD music.

Consumer and Office Products

Seasonal improvement is expected in the Consumer and Office Products segment for its back-to-school products in the second and third quarters of 2007 and for the peak selling season for time-management products in the second half of the year. Price and mix improvements from the branded value-added consumer product lines are expected to be partially offset by continued high costs for uncoated paper, the segment’s principal raw material. Supply-chain activities by major customers and unpredictable order patterns for the company’s back-to-school and time management products may distort segment operating profit quarter-to-quarter with more business shifting into the second half of the year. This segment continues to be impacted by low priced Asian imports.

Specialty Chemicals

Global demand for MeadWestvaco’s pine chemicals, including proprietary ink resins, asphalt emulsifiers, rosin and other industrial pine-based chemicals, is expected to remain solid in the second quarter of 2007. However, expected volume declines and unfavorable mix in the carbon business due to continued weakness in U.S. auto sales, especially larger vehicles, as well as costs for crude tall oil, the principal input for pine chemical products, are expected to more than offset increased demand for pine chemicals and improved selling prices. This segment is continuing to

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

aggressively seek new growth opportunities for its renewable pine chemical and carbon products and technologies through geographic expansion into emerging markets such as energy-saving additives for warm mix asphalt road construction, systems for temperature controlled packaging, and additives for producing hard, decorative wood products from sustainable softwood sources.

Land Management Group

MeadWestvaco is establishing a new business unit to manage higher-value opportunities for its United States landholdings. The new Land Management Group is expected to generate long-term value and sustainable cash flow from enhancement strategies across the company’s landholdings in the United States – including converting land for uses such as conservation, recreation and development.

MeadWestvaco currently owns 1.1 million acres of forestlands in the United States. On January 31, 2007, the company announced plans to sell approximately 300,000 acres of its forestlands located in Alabama, Georgia and West Virginia. The company expects to complete the sales during 2007. The company is retaining approximately 800,000 acres. The company will pursue both near-term sales of smaller land tracts and long-term land value enhancement activities on approximately 600,000 acres and will manage for timber 200,000 acres to ensure smooth wood flow for its paperboard mills. In addition to supplying fiber to its mills, the company also will seek opportunities to generate cash from these lands through other initiatives including third-party log sales as well as mineral rights and other land lease activities.

Cost Initiative and Restructuring Activities

In 2005, the company launched a cost reduction initiative to improve the efficiency of our business model. As part of this initiative, we are focusing on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized, global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2008. Specific actions were completed in the first quarter of 2007 resulting in additional run-rate savings of about $12 million, bringing cumulative run-rate savings through March 31, 2007 to $137 million, before inflation. The company anticipates achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, the company will look for opportunities to pull forward more savings into 2007.

During the first quarter of 2007, the company recorded $16 million in restructuring charges related to employee separation costs and other restructuring actions. Management expects to incur between $35 million and $50 million in restructuring charges in 2007, primarily due to the planned restructure and realignment of the company’s consumer solutions business.

Other Items

Capital spending was $65 million in the first quarter of 2007 and is expected to be $360 million in 2007 due to the addition of the plastic dispensing and sprayer technology business, expansion initiatives into emerging markets, and capital requirements for safety and energy related projects. Depreciation, depletion and amortization expense was $134 million in the first quarter of 2007 and is expected to be about $525 million in 2007.

Interest expense totaled $52 million in the first quarter of 2007. Management expects interest expense to be in the range of $210 million to $220 million in 2007.

Management estimates overall pension income in 2007 to be approximately $53 million, which will be derived primarily from the domestic plans. This estimate assumes a discount rate of 5.75%, a salary increase rate of 4.0% and an expected rate of return on assets of 8.5%.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Significant Transactions

Restructuring charges

Quarter Ended March 31, 2007

During the quarter ended March 31, 2007, MeadWestvaco recorded pre-tax restructuring charges of $16 million for employee separation costs and other restructuring-related actions. Approximately $7 million, $7 million and $2 million were recorded within cost of sales and selling, general and administrative expenses and other income, respectively. Approximately $11 million was related to asset write-downs and other restructuring-related charges, and $5 million was related to employee separation costs. Although these charges related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first quarter of 2007, the company’s Consumer Solutions segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. The actions resulted in pre-tax charges of $9 million, of which $4 million related to employee benefit costs covering approximately 70 employees and $5 million in connection with other restructuring-related costs. As of March 31, 2007, most of the affected employees had separated from the company.

Consumer & Office Products:

During the first quarter of 2007, the company’s Consumer and Office Products segment had various restructuring activities in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $1 million related to employee benefit costs covering approximately 50 employees and $1 million in connection with other restructuring-related costs. As of March 31, 2007, most of the affected employees had separated from the company.

All other:

During the first quarter of 2007, the company recorded additional pre-tax charges of approximately $5 million in connection with charges associated with ceased-use facilities and a loss associated with an equity investment sold during the quarter.

The following table summarizes these charges by business segment for the quarter ended March 31, 2007:

In millions	Asset write-downs and other costs	Employee costs	Total
Consumer Solutions	$5	$4	$9
Consumer and Office Products	1	1	2
All other	5	—	5

	$11	$5	$16

Quarter Ended March 31, 2006

During the quarter ended March 31, 2006, MeadWestvaco recorded pre-tax restructuring charges of $4 million for employee separation costs and other restructuring-related costs. Approximately $2 million was recorded within each of cost of sales and selling, general and administrative expenses. Although these charges related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first quarter of 2006, the company’s Consumer Solutions segment had various restructuring activities in its manufacturing operations in the U.S. and Europe. The actions resulted in pre-tax charges of $1 million related primarily to employee benefit costs covering approximately 60 employees. As of March 31, 2006, about half of the affected employees had separated from the company, and the remaining employees were separated by the end of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer and Office Products:

During the first quarter of 2006, the company’s Consumer and Office Products segment had various restructuring activities in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $1 million related primarily to employee benefit costs covering approximately 20 employees. As of March 31, 2006, almost all of the affected employees had separated from the company, and the remaining employees were separated by the end of 2006.

All other:

During the first quarter of 2006, the company recorded additional pre-tax charges of approximately $2 million related to employee separation costs covering approximately ten employees and other restructuring-related costs. As of March 31, 2006, about half of the affected employees had separated from the company, and the remaining employees were separated by the end of 2006.

The following table summarizes these charges by business segment for the quarter ended March 31, 2006:

In millions	Asset writedowns and other costs	Employee costs	Total
Consumer Solutions	$—	$1	$1
Consumer and Office Products	—	1	1
All other	1	1	2

	$1	$3	$4

Critical Accounting Policies

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

There has been one material change in our critical accounting policies from those outlined in our Annual Report on Form 10-K for the year ended December 31, 2006 as discussed in the accounting change section that follows.

Accounting Change

As of January 1, 2007, the company adopted Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a decrease to opening retained earnings and goodwill in the amount of $8 million and $39 million, respectively. See Note 14 to Notes of Consolidated Financial Statements included in this document for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Forward-Looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings expected from the company’s cost reduction initiative; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its forestlands; adverse results in current or future litigation; currency movements; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. There was no material change in the company’s exposure to market risk from December 31, 2006 to March 31, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2007, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

There were no material changes to the company’s internal control over financial reporting in the first quarter of 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2007, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2007, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There were no stock swaps or repurchases in the first quarter of 2007. The number of shares available for repurchases under this program at March 31, 2007 was 4,707,422.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of MeadWestvaco Corporation was held on April 30, 2007.

(b)	The directors named in the Proxy Statement were elected to a one-year term expiring in 2008, with the following results:

	FOR	WITHHELD
James M. Kilts	162,137,746	5,322,042
Douglas S. Luke	162,139,310	5,320,478
Robert C. McCormack	162,207,117	5,252,671
Edward M. Straw	162,183,281	5,276,507
Jane L. Warner	162,321,259	5,138,529

Directors whose terms of office continue: Michael E. Campbell, Dr. Thomas W. Cole, Jr., James G. Kaiser, Richard B. Kelson, James M. Kilts, John A. Krol, Susan J. Kropf, Douglas S. Luke, John A. Luke, Jr., Robert C. McCormack, Timothy H. Powers, Edward M. Straw, Jane L. Warner.

(c)	The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm was ratified by a vote of 165,907,565 shares in favor, 495,397 shares in opposition and 1,056,826 shares in abstention.

(d)	The non-binding shareholder proposal to amend the company’s corporate governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of stockholders was defeated by a vote of 76,930,284 shares in opposition, 72,370,149 shares in favor and 1,622,469 shares in abstention. The number of broker non-votes was 16,536,886 shares.

(e)	The non-binding shareholder proposal to redeem the company’s Shareholder Rights Plan was approved by a vote of 118,140,795 shares in favor, 30,893,294 shares in opposition and 1,888,813 shares in abstention. The number of broker non-votes was 16,536,886 shares.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MEADWESTVACO CORPORATION
(Registrant)

May 8, 2007	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer