Form 10-Q
period 2007-06-30
MEADWESTVACO CORP
filed 2007-08-07
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, the latest practicable date, there were 184,694,311 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended June 30,		First Half Ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Net sales	$1,706	$1,570	$3,258	$3,004

Cost of sales	1,398	1,318	2,707	2,535
Selling, general and administrative expenses	219	233	432	427
Interest expense	56	50	108	100
Other income, net	(15)	(23)	(20)	(52)

Income (loss) before income taxes	48	(8)	31	(6)
Income tax provision (benefit)	16	(1)	15	(2)

Net income (loss)	$32	$(7)	$16	$(4)

Income (loss) per share - basic and diluted:	$0.17	$(0.04)	$0.08	$(0.02)

Shares used to compute net income (loss) per share:
Basic	183.5	180.6	183.1	180.6
Diluted	184.7	180.6	184.1	180.6

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amount	June 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$250	$156
Accounts receivable, net	912	1,011
Inventories	841	715
Other current assets	355	133

Current assets	2,358	2,015

Property, plant, equipment and forestlands, net	4,227	4,523

Prepaid pension asset	946	920
Goodwill	818	851
Other assets	964	976

	$9,313	$9,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$582	$552
Accrued expenses	657	702
Notes payable and current maturities of long-term debt	287	211

Current liabilities	1,526	1,465

Long-term debt	2,351	2,372
Other long-term obligations	767	738
Deferred income taxes	1,107	1,177

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par Shares authorized: 600,000,000 Shares issued and outstanding: 2007 – 184,280,790 (2006 – 182,107,136)	2	2
Additional paid-in capital	3,445	3,370
Retained earnings	49	168
Accumulated other comprehensive income (loss)	66	(7)

	3,562	3,533

	$9,313	$9,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	First Half Ended June 30,
In millions	2007	2006
Cash flows from operating activities:
Net income (loss)	$16	$(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	264	245
Deferred income taxes	(20)	18
Gain on sales of assets, net	(10)	(19)
Gain on sale of debt security	—	(21)
Pension income	(26)	(25)
Impairment of long-lived assets	1	33
Appreciation of cash surrender value policies	(20)	(11)
Changes in working capital, excluding the effects of acquisitions and dispositions	(30)	(25)
Other, net	16	(5)

Net cash provided by operating activities	191	186

Cash flows from investing activities:
Capital expenditures	(148)	(114)
Proceeds from sale of debt security	—	109
Proceeds from dispositions of assets	55	83
Other	(8)	(3)

Net cash provided by (used in) investing activities	(101)	75

Cash flows from financing activities:
Repayment of long-term debt	(47)	(1)
Notes payable and other short-term borrowings, net	108	336
Stock repurchases	(86)	(47)
Proceeds from exercises of stock options	143	27
Changes in book overdrafts	(38)	30
Dividends paid	(84)	(83)
Other	(1)	—

Net cash provided by (used in) financing activities	(5)	262

Effect of exchange rate changes on cash	9	12

Increase in cash and cash equivalents	94	535

Cash and cash equivalents:
At beginning of period	156	297

At end of period	$250	$832

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

Accounting Change

As of January 1, 2007, the company adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. See Note 14 for additional discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2. Restructuring Charges

Quarter ended June 30, 2007

During the second quarter of 2007, MeadWestvaco recorded pre-tax restructuring charges of $8 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $1 million was recorded within cost of sales and $7 million was recorded within selling, general and administrative expenses. Approximately $4 million was related to employee separation costs and $4 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the second quarter of 2007, the company’s Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $5 million, of which $2 million was related to employee separation costs and $3 million was related to asset write-downs and other restructuring actions.

Consumer and Office Products:

During the second quarter of 2007, the company’s Consumer and Office Products segment had various restructuring actions resulting in pre-tax charges of $1 million in its manufacturing operations in the U.S related to asset write-downs and other restructuring actions.

All other:

During the second quarter of 2007, the company recorded additional pre-tax charges of $2 million related to employee separation costs.

The following table summarizes these charges by business segment for the second quarter of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$3	$5
Consumer and Office Products	—	1	1
All other	2	—	2

	$4	$4	$8

First Half ended June 30, 2007

During the first half of 2007, MeadWestvaco recorded pre-tax restructuring charges of $24 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $8 million was recorded within cost of sales and $14 million was recorded within selling, general and administrative expenses. Additionally, $2 million was recorded within other income, net. Approximately $9 million was related to employee separation costs and $15 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first half of 2007, the company’s Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $14 million, of which $6 million was related to employee separation costs and $8 million was related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer and Office Products:

During the first half of 2007, the company’s Consumer and Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $3 million, of which $1 million was related to employee separation costs and $2 million was related to asset write-downs and other restructuring actions.

All other:

During the first half of 2007, the company recorded additional pre-tax charges of $7 million. Of this amount, $2 million was related to employee separation costs and $5 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first half of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$6	$8	$14
Consumer and Office Products	1	2	3
All other	2	5	7

	$9	$15	$24

Quarter ended June 30, 2006

During the second quarter of 2006, MeadWestvaco recorded pre-tax restructuring charges of $59 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $26 million was recorded within cost of sales and $24 million was recorded within selling, general and administrative expenses. Additionally, $9 million was recorded within other income, net. Approximately $23 million was related to employee separation costs and $36 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging Resources:

During the second quarter of 2006, the company’s Packaging Resources segment had various restructuring actions resulting in pre-tax charges of $27 million. Of this amount, $2 million was related to employee separation costs and $25 million was related to the impairment of two permanently abandoned bleached paperboard machines.

Consumer Solutions:

During the second quarter of 2006, the company’s Consumer Solutions segment recorded pre-tax charges of $5 million related to employee separation costs.

All other:

During the second quarter of 2006, the company recorded additional pre-tax charges of $27 million. Of this amount, $16 million was related to employee separation costs and $11 million was related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these charges by business segment for the second quarter of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$2	$25	$27
Consumer Solutions	5	—	5
All other	16	11	27

	$23	$36	$59

First Half ended June 30, 2006

During the first half of 2006, MeadWestvaco recorded pre-tax restructuring charges of $63 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $27 million was recorded within cost of sales and $27 million was recorded within selling, general and administrative expenses. Additionally, $9 million was recorded within other income, net. Approximately $26 million was related to employee separation costs and $37 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging Resources:

During the first half of 2006, the company’s Packaging Resources segment had various restructuring actions resulting in pre-tax charges of $27 million. Of this amount, $2 million was related to employee separation costs and $25 million was related to the impairment of two permanently abandoned bleached paperboard machines.

Consumer Solutions:

During the first half of 2006, the company’s Consumer Solutions segment recorded pre-tax restructuring charges of $6 million related to employee separation costs.

All other:

During the first half of 2006, the company recorded additional pre-tax charges of $30 million. Of this amount, $18 million was related to employee separation costs and $12 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first half of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$2	$25	$27
Consumer Solutions	6	—	6
All other	18	12	30

	$26	$37	$63

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of restructuring reserves

The activity in the accrued restructuring reserve balances was as follows for the first half of 2007:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2006	$35	$15	$50
Current charges	9	6	15
Payments	(27)	(7)	(34)

Balance of related accruals at June 30, 2007	$17	$14	$31

3. Inventories and Property, Plant and Equipment

Inventories consist of:

In millions	June 30, 2007	December 31, 2006
Raw materials	$197	$182
Production materials, stores and supplies	109	107
Finished and in process goods	535	426

	$841	$715

Property, plant and equipment is net of accumulated depreciation and amortization of $3.64 billion and $3.50 billion at June 30, 2007 and December 31, 2006, respectively.

On August 3, 2007, MeadWestvaco reached a definitive agreement with a third party under which it will sell approximately 228,000 acres of owned forestland and approximately 95,000 acres under long-term timber contracts for $400 million in the form of a long-term installment note. The company expects to complete the sale in 2007 and expects to monetize a significant portion of the installment note by the end of 2007. In addition, MeadWestvaco is continuing the auction process for approximately 63,000 acres of forestland located in West Virginia and anticipates entering a definitive agreement for the sale of these lands in 2007. These assets are classified as held for sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and are carried at cost in other current assets in the consolidated balance sheet in the amount of $244 million at June 30, 2007.

4. Intangible Assets

The following table summarizes intangible assets subject to amortization included in other assets:

	June 30, 2007		December 31, 2006
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$207	$57	$208	$53
Customer contracts and lists	280	53	278	46
Patents	60	32	59	28
Other – primarily licensing rights	28	17	30	15

	$575	$159	$575	$142

The company recorded amortization expense of $12 million and $9 million for the quarter ended June 30, 2007 and 2006, respectively, and $22 million and $16 million for the first half ended June 30, 2007 and 2006, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Based on the current carrying values of intangible assets subject to amortization, the estimated amortization expense for 2007 and each of the succeeding five years is as follows: 2007—$41 million; 2008—$37 million; 2009—$36 million; 2010—$35 million; 2011—$31 million and 2012—$27 million.

5. Employee Retirement and Postretirement Benefits

The components of net periodic benefits cost (income) for the company’s retirement and post retirement plans for each of the periods presented are as follows:

	Quarter ended June 30,
	Pension benefits		Postretirement benefits
In millions	2007	2006	2007	2006
Service cost—benefits earned during the period	$13	$15	$1	$1
Interest cost on projected benefit obligation	37	35	2	2
Expected return on plan assets	(67)	(65)	—	—
Amortization of prior service cost	2	2	(1)	—
Amortization of net loss	2	1	—	—

Net periodic benefit cost (income)	$(13)	$(12)	$2	$3

	First Half ended June 30,
	Pension benefits		Postretirement benefits
In millions	2007	2006	2007	2006
Service cost—benefits earned during the period	$26	$29	$2	$2
Interest cost on projected benefit obligation	74	70	4	4
Expected return on plan assets	(132)	(130)	—	—
Amortization of prior service cost	3	4	(2)	(1)
Amortization of net loss	3	2	—	—

Net periodic benefit cost (income)	$(26)	$(25)	$4	$5

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Quarter ended June 30,
	Pension benefits	Postretirement benefits
In millions	2007	2007
Prior service cost (income)	$2	$(1)
Net actuarial loss	2	—

Total recognized in other comprehensive income	$4	$(1)

	First Half ended June 30,
	Pension benefits	Postretirement benefits
In millions	2007	2007
Prior service cost (income)	$3	$(2)
Net actuarial loss	3	—

Total recognized in other comprehensive income	$6	$(2)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Employer contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2007. However, the company expects to contribute $4 million to the funded non-U.S. plans in 2007.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $4 million, $19 million, and $1 million, respectively, in 2007. During the quarter and first half ended June 30, 2007, $6 million and $12 million, respectively, was paid by the company. The company presently anticipates paying an additional $12 million during the remainder of 2007.

6. Income (Loss) Per Common Share

Basic net income (loss) per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income (loss) per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are added to the weighted average shares outstanding, if dilutive. For the quarter and first half ended June 30, 2006, the effects of the net incremental shares issuable upon the exercise of share-based compensation awards were not included in the loss for each period as their effects would have been antidilutive.

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

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at four domestic mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring and wall panels, as well as pad stock for electronic components.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs, CDs and video games; cosmetics and pharmaceutical products; and plastic dispensing and sprayer technology systems for personal care, healthcare, fragrance and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer and Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Corporate and other includes the company’s specialty papers and forestry operations as well as corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal settlements, net pension income, interest income and expense and gains on sales of forestlands and corporate real estate.

Quarter ended June 30, 2007

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$669	$104	$773	$90
Consumer Solutions	594	1	595	24
Consumer and Office Products	267	—	267	24
Specialty Chemicals	127	—	127	11
Corporate and other	49	9	58	(101)

Total	1,706	114	1,820	48
Intersegment eliminations	—	(114)	(114)	—

Consolidated totals	$1,706	$—	$1,706	$48

Quarter ended June 30, 2006

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$642	$106	$748	$65
Consumer Solutions	497	1	498	23
Consumer and Office Products	260	—	260	17
Specialty Chemicals	123	8	131	19
Corporate and other	48	7	55	(132)

Total	1,570	122	1,692	(8)
Intersegment eliminations	—	(122)	(122)	—

Consolidated totals	$1,570	$—	$1,570	$(8)

First Half ended June 30, 2007

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,294	$193	$1,487	$145
Consumer Solutions	1,160	1	1,161	44
Consumer and Office Products	468	—	468	22
Specialty Chemicals	239	—	239	15
Corporate and other	97	19	116	(195)

Total	3,258	213	3,471	31
Intersegment eliminations	—	(213)	(213)	—

Consolidated totals	$3,258	$—	$3,258	$31

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

First Half ended June 30, 2006

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,269	$206	$1,475	$118
Consumer Solutions	959	1	960	30
Consumer and Office Products	455	—	455	12
Specialty Chemicals	229	16	245	28
Corporate and other	92	17	109	(194)

Total	3,004	240	3,244	(6)
Intersegment eliminations	—	(240)	(240)	—

Consolidated totals	$3,004	$—	$3,004	$(6)

8. Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from nonowner sources. The changes in the components of accumulated comprehensive income, net of tax, were as follows:

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Net income (loss)	$32	$(7)	$16	$(4)
Foreign currency translation	48	36	68	75
Amortization of unrecognized pension costs	2	—	3	—
Change in unrealized gain (loss) on note*	—	(3)	—	9
Change in unrealized loss on derivative instruments	(2)	(2)	2	(4)

Comprehensive income	$80	$24	$89	$76

*	For both the quarter and first half ended June 30, 2006, the company reclassified to net loss, gains associated with the sale of a note of $13 million, net of tax, received as part of the consideration for the sale of the printing and writing papers business in 2005. The unrealized holding gains related to this note during the quarter and first half ended June 30, 2006, were $10 million and $22 million, net of tax, respectively.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2007, MeadWestvaco had recorded liabilities of approximately $23 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2007, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2007, the company had recorded litigation liabilities of approximately $20 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

10. Other Income, net

Other income, net was comprised of the following:

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Gains on sales of forestlands	$(5)	$(5)	$(6)	$(8)
Gains on other asset sales, net	(6)	—	(4)	(11)
Transition services income	—	—	—	(5)
Investment income	(3)	(8)	(7)	(15)
Gain on sale of note	—	(21)	—	(21)
Asset write-downs	—	9	—	9
Foreign currency exchange gains	(3)	(2)	(6)	(4)
Other	2	4	3	3

Other income, net	$(15)	$(23)	$(20)	$(52)

11. Shareholders’ Equity

In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. During the second quarter of 2007, 2,649,600 shares of the company’s common stock were purchased by the company under this program. The company’s average per share price was $32.48 for a total cash expenditure of $86 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On June 26, 2007, the company’s Board of Directors declared a regular quarterly dividend of $0.23 per share aggregating $42 million to be paid September 4, 2007.

12. Acquisition

On July 5, 2006, the company acquired Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain. The following pro forma financial information presents the combined results of operations of the company and Calmar as if the acquisition had occurred at January 1, 2006 and April 1, 2006 (in millions, except per share amounts):

Quarter ended June 30, 2006
Net sales	$1,681
Loss before income taxes	(17)
Net loss	(7)

Net loss per share, basic and diluted	$(0.04)

First Half ended June 30, 2006
Net sales	$3,228
Loss before income taxes	(14)
Net loss	(5)

Net loss per share, basic and diluted	$(0.03)

Pro forma net loss for the quarter and first half ended June 30, 2006 includes after-tax expense of $2 million and $4 million for the amortization of purchased intangibles and depreciation associated with a step-up in value of property, plant and equipment, respectively. Pro forma net loss for the quarter and first half ended June 30, 2006 also includes after-tax acquisition-related charges of $3 million due to expensing a fair value adjustment for inventory. Pro forma net loss assumes an income tax benefit at the combined effective tax rates of the company and Calmar for each respective period presented. Included in pro forma net loss for the periods presented is a $6 million income tax benefit recorded in Calmar’s historical income statement for the release of a deferred tax asset valuation allowance. In addition, pro forma net loss for the quarter and first half ended June 30, 2006 includes after-tax interest expense of $6 million and $13 million, respectively, for the amount borrowed and the cash utilized to acquire Calmar.

The pro forma financial information is not intended to represent or be indicative of the company’s consolidated results of operations that would have been reported had the acquisition been completed at January 1, 2006 and April 1, 2006, and should not be taken as indicative of the company’s future consolidated results of operations.

13. Share-Based Compensation

The company adopted SFAS No. 123(R) in the first quarter of 2006 and thus recognizes the cost of its share-based compensation plans using the fair value based method for all periods presented. The pre-tax share-based compensation expense was $8 million and $6 million, for the second quarter of 2007 and 2006, respectively, and $12 million and $11 million for the first half of 2007 and 2006, respectively.

14. Income Taxes

In June 2006, the FASB issued FIN 48 which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities,

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recorded a decrease of opening retained earnings and goodwill in the amount of $8 million and $39 million, respectively. The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, the company had recorded liabilities of approximately $34 million and $9 million for the payment of interest and penalties, respectively.

The company has operations in many areas of the world and is subject, at times, to audit in these jurisdictions. These audits, by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $186 million liability for unrecognized tax benefits upon the adoption of FIN 48, approximately $85 million could impact the annual effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s annual effective tax rate.

During the second quarter of 2007, the company settled audits with the Internal Revenue Service for tax years 1999 to 2001. Management is currently evaluating proposed adjustments issued by the Internal Revenue Service for tax years 2002 and 2003 and anticipates settling these audits during 2007. In addition, the company currently is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits could change by approximately $30 million during the second half of 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the second quarter of 2007, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $32 million, or $0.17 per share, compared to a net loss of $7 million, or $0.04 per share, for the second quarter of 2006. The results for the second quarter of 2007 include after-tax restructuring charges of $5 million, or $0.03 per share, related primarily to employee separation costs and facility closures, and after-tax one-time costs of $5 million, or $0.03 per share, related to the company’s cost initiative. The results for the second quarter of 2006 include after-tax restructuring charges of $37 million, or $0.20 per share, related primarily to the permanent abandonment of two paperboard machines and employee separation costs and after-tax one-time costs of $6 million, or $0.04 per share, related to the company’s cost initiative. The results for the second quarter of 2006 also include an after-tax gain of $13 million, or $0.07 per share, from the sale of a note that was received as part of the consideration for the sale of the printing and writing papers business in 2005.

For the first half of 2007, the company reported net income of $16 million, or $0.08 per share, compared to a net loss of $4 million, or $0.02 per share, for the first half of 2006. The results for the first half of 2007 include after-tax restructuring charges of $15 million, or $0.08 per share, related primarily to employee separation costs and facility closures and after-tax one-time costs of $8 million, or $0.05 per share, related to the company’s cost initiative. The results for the first half of 2006 include after-tax restructuring charges of $39 million, or $0.21 per share, related primarily to the permanent abandonment of two paperboard machines and employee separation costs and after-tax one-time costs of $7 million, or $0.04 per share, related to the company’s cost initiative. The results for the first half of 2006 also include an after-tax gain on the sale of the above mentioned note of $13 million, or $0.07 per share.

MeadWestvaco’s primary business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer and Office Products, and (iv) Specialty Chemicals. Second quarter 2007 profit from the company’s primary business segments increased 20% to $149 million compared to $124 million in the second quarter of 2006. In the second quarter of 2007, year-over-year higher selling prices, improved product mix and productivity, as well as the addition of the plastic dispensing and sprayer technology business, more than offset lower volumes and higher input costs for energy, raw materials and freight.

In the Packaging Resources segment, sales in the second quarter of 2007 increased compared to the second quarter of 2006 primarily due to higher selling prices partially offset by lower overall volumes. Segment profit in the second quarter of 2007 increased compared to the second quarter of 2006 as better overall product pricing and improved productivity offset lower shipments and higher input costs for energy, raw materials and freight. Shipments in the second quarter of 2007 were lower compared to the second quarter of 2006 due to declines in volumes for food service and general packaging grades, partially offset by shipment growth in several high-value markets, including tobacco and aseptic applications.

In the Consumer Solutions segment, year-over-year sales growth in the second quarter of 2007 was primarily the result of the addition of the plastic dispensing and sprayer technology business acquired in July 2006, partially offset by lower volumes driven mainly by significant market-related declines in global CD music volumes. Segment profit in the second quarter of 2007 increased year-over-year due to the addition of the plastic dispensing and sprayer technology business, as well as increased profitability in the beverage and healthcare businesses and productivity actions across the segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In the Consumer and Office Products segment, sales in the second quarter of 2007 increased compared to the second quarter of 2006 due to improved product mix from the company’s emphasis on proprietary brands and products, partially offset by slightly lower volumes. Segment profit in the second quarter of 2007 was favorably impacted by product mix and productivity improvements offset in part by higher input costs of energy, raw materials and freight. This segment continues to be impacted by Asian-based imported products.

In the Specialty Chemicals segment, sales and segment profit decreased in the second quarter of 2007 compared to the second quarter of 2006. Improved pricing in the second quarter of 2007 across all major product lines was more than offset by higher raw materials costs, lower volumes and unfavorable product mix in the pine chemicals business. Increased raw materials costs were due primarily to higher costs for crude tall oil, the principal raw material used to make value-added pine chemicals. In the pine chemicals business, volume declines were driven by severe weather in the Southwest where prolonged wet conditions resulted in decreased demand for asphalt-related products. In addition, the weak U.S. housing market negatively affected demand for certain higher value products used to produce building materials. In the carbon business, lower North American automotive sales, particularly truck and sport utility vehicles, continued to negatively impact volume.

During the second quarter of 2007, the company established the Community Development and Land Management Group, which is focused on executing the company’s land enhancement strategy.

As part of the cost initiative launched in 2005 to improve the efficiency of our business model, we are continuing to focus on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2007. Specific actions were completed in the first half of 2007 which resulted in annual run-rate savings of approximately $30 million, bringing cumulative run-rate savings through June 30, 2007 to $155 million, before inflation. We anticipate achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, we will look for every opportunity to pull forward more savings into 2007.

Recent Developments

On August 3, 2007, MeadWestvaco reached a definitive agreement with a third party under which it will sell approximately 228,000 acres of owned forestland and approximately 95,000 acres under long-term timber contracts for $400 million in the form of a long-term installment note. The company expects to complete the sale in 2007. The company expects to monetize a significant portion of the installment note by the end of 2007, and intends to return the net proceeds to MeadWestvaco’s shareholders.

The definitive agreement includes a long-term fiber supply agreement to support MeadWestvaco’s Mahrt mill. Under the terms of the agreement, the fiber will be sold at market price and the forestlands will continue to be managed and third-party certified under the requirements of the Sustainable Forestry Initiative® Standard.

MeadWestvaco is continuing the auction process for approximately 63,000 acres of forestland located in West Virginia and anticipates entering a definitive agreement for the sale of these lands in 2007.

These actions are part of MeadWestvaco’s previously announced strategy to segment and manage its domestic land holdings for highest value opportunities. Upon completion of these forestland sales, MeadWestvaco’s U.S. land holdings will include approximately 800,000 acres throughout South Carolina, Georgia, Alabama, Virginia and West Virginia.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the quarter and first half ended June 30, 2007 and 2006 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

	Quarter ended June 30,		First Half ended June 30,
In millions, except per share amounts	2007	2006	2007	2006
Sales	$1,706	$1,570	$3,258	$3,004
Cost of sales	1,398	1,318	2,707	2,535
Selling, general and administrative expense	219	233	432	427
Interest expense	56	50	108	100
Other income, net	(15)	(23)	(20)	(52)

	48	(8)	31	(6)
Income tax provision (benefit)	16	(1)	15	(2)

Net income (loss)	$32	$(7)	$16	$(4)

Income (loss) per share —basic and diluted	$0.17	$(0.04)	$0.08	$(0.02)

Sales for the second quarter of 2007 were $1.71 billion compared to $1.57 billion for the second quarter of 2006, an increase of 9%. Sales for the first half of 2007 were $3.26 billion compared to $3.00 billion for the first half of 2006. Increased sales for the second quarter and first half of 2007 compared to the respective periods in 2006 were primarily the result of the addition of the plastic dispensing and sprayer technology business and higher selling prices across many of our businesses. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the second quarter of 2007 was $1.40 billion compared to $1.32 billion for the second quarter of 2006. Cost of sales for the first half of 2007 was $2.71 billion compared to $2.54 billion for the first half of 2006. Increased cost of sales for the second quarter and first half of 2007 compared to the respective periods in 2006 was primarily the result of the addition of the plastic dispensing and sprayer technology business and higher input costs for energy, raw materials and freight. Input costs for energy, raw materials and freight input costs were $30 million higher in the second quarter of 2007 compared to the second quarter of 2006. Input costs for energy, raw materials and freight were $62 million higher in the first half of 2007 compared to the first half of 2006.

Selling, general and administrative expenses were $219 million in the second quarter of 2007 compared to $233 million in the second quarter of 2006. Selling, general and administrative expenses were $432 million in the first half of 2007 compared to $427 million in the first half of 2006. The 2007 results compared to the respective periods in 2006 include the incremental expense due to the addition of the plastic dispensing and sprayer technology business in the amount of $14 million and $28 million for the quarter and first half ended June 30, 2007, respectively. In addition, the 2007 results compared to the respective periods in 2006 reflect lower restructuring charges and one-time costs of $21 million and $12 million for the quarter and first half ended June 30, 2007, respectively.

Pension income was $13 million and $12 million for the second quarter of 2007 and 2006, respectively. Pension income was $26 million and $25 million for the first half of 2007 and 2006, respectively. Pension income is reported in Corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net was $15 million and $23 million for the second quarter of 2007 and 2006, respectively, and $20 million and $52 million for the first half of 2007 and 2006, respectively, and was comprised of the following:

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Gains on sales of forestlands	$(5)	$(5)	$(6)	$(8)
Gains on other asset sales, net	(6)	—	(4)	(11)
Transition services income	—	—	—	(5)
Investment income	(3)	(8)	(7)	(15)
Gain on sale of note	—	(21)	—	(21)
Asset write-downs	—	9	—	9
Foreign currency exchange gains	(3)	(2)	(6)	(4)
Other	2	4	3	3

Other income, net	$(15)	$(23)	$(20)	$(52)

For the quarter and first half ended June 30, 2007, the effective tax rate was a provision 33% and 48%, respectively. The difference in the effective tax rates for the second quarter and first half of 2007 compared to statutory rates was primarily the result of the impact of interest and penalties resulting from the company’s adoption of FIN 48 effective January 1, 2007, and other discrete items. For the quarter and first half ended June 30, 2006, the effective tax rate was a benefit of 13% and 33%, respectively. The difference in the effective tax rates for the second quarter and first half of 2006 compared to statutory rates was primarily the result of the level and mix of domestic versus foreign earnings and certain permanent tax differences.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s primary business segments and Corporate and other.

Packaging Resources

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Sales	$773	$748	$1,487	$1,475
Segment profit[1]	90	65	145	118

[1]

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products markets including packaging for media, beverage and dairy, cosmetics, tobacco, pharmaceuticals and health care products. This segment’s products are manufactured at four domestic mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring and wall panels, as well as pad stock for electronic components.

Sales for the Packaging Resources segment increased to $773 million in the second quarter of 2007 compared to $748 million in the second quarter of 2006. The sales increase in the second quarter of 2007 was due to higher average selling prices partially offset by lower overall volumes. Compared to the second quarter of 2006, bleached paperboard prices in the second quarter of 2007 were up 5%, CNK prices were up 5% and unbleached paperboard prices were up 4%. The overall volume decline in the second quarter of 2007 was attributable to lower volumes in food service and general packaging grades as well as a softer North American beverage

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

market, partially offset by increased volumes in high-value tobacco and aseptic grades and increased volumes in kraft linerboard grades primarily in export markets. Shipments of bleached paperboard in second quarter of 2007 were 409,000 tons, down 3% from the second quarter of 2006. Shipments of CNK in the second quarter of 2007 were 298,000 tons, down 1% from the second quarter of 2006. Shipments of unbleached paperboard in the second quarter of 2007 were 207,000 tons, up 6% from the second quarter of 2006.

Segment profit for the Packaging Resources segment increased 38% to $90 million in the second quarter of 2007 compared to $65 million in the second quarter of 2006. The increase in the second quarter of 2007 reflects improvements in pricing, product mix and productivity, partially offset by lower volumes and higher input costs for energy, raw materials and freight. Segment profit in the second quarter of 2007 benefited by $22 million from pricing and mix improvements, $12 million from favorable net cost productivity and $6 million from other items compared to the second quarter of 2006. Segment profit in the second quarter of 2007 was negatively affected by $14 million from higher input costs for energy, raw materials and freight and $1 million from lower volumes compared to the second quarter of 2006.

Sales for the Packaging Resources segment were $1,487 million in the first half of 2007 compared to $1,475 million in the first half of 2006. The results in the first half of 2007 reflect the impact of higher average selling prices partially offset by lower overall volumes. Compared to the first half of 2006, bleached paperboard prices in the first half of 2007 were up 5%, CNK prices were up 5% and unbleached paperboard prices were up 5%. The overall volume decline in the first half of 2007 was primarily attributable to the impact of the permanent shutdown of a paperboard machine at the end of the first quarter of 2006, declines in food service and general packaging grades, and a softer North American beverage market. Shipments of bleached paperboard in the first half of 2007 were 793,000 tons, down 4% from the first half of 2006. Shipments of CNK in the first half of 2007 were 556,000 tons, down 4% from the first half of 2006. Shipments of unbleached paperboard in the first half of 2007 were 421,000 tons, up 6% from the first half of 2006.

Segment profit for the Packaging Resources segment in the first half of 2007 increased 23% to $145 million compared to $118 million in the first half of 2006. The increase in the first half of 2007 reflects improvements in pricing, product mix and productivity, partially offset by lower volumes and higher input costs for energy, raw materials and freight. Segment profit in the first half of 2007 benefited by $42 million from price increases and product mix improvements, $14 million from favorable net cost productivity and $4 million from other items compared to the first half of 2006. Segment profit for the first half of 2007 was negatively affected by $28 million from higher input costs for energy, raw materials and freight and $5 million from lower volumes compared to the first half of 2006.

Consumer Solutions

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Sales	$595	$498	$1,161	$960
Segment profit[1]	24	23	44	30

[1]

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs, CDs and video games; cosmetics and pharmaceutical products; and plastic dispensing and spraying systems for personal care, healthcare, fragrance, and lawn and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, Brazil, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Consumer Solutions segment increased 19% to $595 million in the second quarter of 2007 compared to $498 million in the second quarter of 2006. Sales for the second quarter of 2007 include the results of the plastic dispensing and sprayer technology business that was acquired in the third quarter of 2006. Excluding the impact of the plastic dispensing and sprayer technology business, sales in the second quarter of 2007 decreased 4% compared to the second quarter of 2006 due to unfavorable product mix, lower CD industry volumes and competitive pricing pressures in global media, partially offset by improvements in the global beverage, tobacco and healthcare packaging markets.

Segment profit for the Consumer Solutions segment in the second quarter of 2007 increased to $24 million compared to $23 million in the second quarter of 2006. Segment profit in the second quarter of 2007 compared to the second quarter of 2006 benefited by $24 million due to the combination of the addition of the plastic dispensing and sprayer technology business, improved net cost productivity, particularly in selling, general and administrative expenses, and other cost reductions. Segment profit in the second quarter of 2007 compared to the second quarter of 2006 was negatively impacted by $17 million from lower volumes, $2 million from lower selling prices and unfavorable product mix and $4 million from higher energy, raw material and freight input costs.

Sales for the Consumer Solutions segment in the first half of 2007 increased 21% to $1,161 million compared to $960 million in the first half of 2006. Sales for the first half of 2007 include the addition of the plastic dispensing and sprayer technology business. Excluding the impact of the plastic dispensing and sprayer technology business, sales in the first half of 2007 decreased 3% compared to the first half of 2006 due to declines for global media selling prices, unfavorable product mix and lower CD industry volumes, partially offset by improvements in the global beverage and tobacco markets.

Segment profit for the Consumer Solutions segment in the first half 2007 increased to $44 million compared to $30 million in the first half of 2006. Segment profit in the first half of 2007 compared to the first half of 2006 benefited by $45 million due to the combination of the addition of the plastic dispensing and sprayer technology business, improved net cost productivity, particularly in selling, general and administrative expenses and other items. Segment profit in the first half of 2007 compared to the first half of 2006 was negatively impacted by lower selling prices and unfavorable product mix of $1 million, lower volumes of $23 million and higher energy, raw materials and freight input costs of $7 million.

Consumer and Office Products

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Sales	$267	$260	$468	$455
Segment profit[1]	24	17	22	12

[1]        Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer and Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL® , AT-A-GLANCE ® , Cambridge ® , COLUMBIAN ® , Day Runner ® , Five Star ® , Mead ® and Trapper Keeper ® .

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Consumer and Office Products segment were $267 million in the second quarter of 2007 compared to $260 million in the second quarter of 2006. The results in the first half of 2007 were favorably impacted by enhanced product mix from the company’s emphasis on proprietary brands and products, partially offset by slightly lower volumes compared to the second quarter of 2006.

Segment profit for the Consumer and Office Products segment in the second quarter of 2007 was $24 million compared to $17 million in the second quarter of 2006. Segment profit in the second quarter of 2007 benefited by $9 million from product mix improvements, $5 million from improved productivity and $1 million from other items compared to the second quarter of 2006. Costs for the second quarter of 2007 were unfavorably impacted by higher prices for uncoated paper compared to the second quarter of 2006. Increased input costs for energy, raw materials and freight of $7 million and lower volumes of $1 million negatively affected earnings for the second quarter of 2007 compared to the second quarter of 2006. This segment continues to be impacted by Asian-based imported products.

Sales for the Consumer and Office Products segment were $468 million in the first half of 2007 compared to $455 million in the first half of 2006. The results for the first half of 2007 were favorably impacted by enhanced product mix from the company’s emphasis on proprietary brands and products, partially offset by slightly lower volumes compared to the first half of 2006.

Segment profit for the Consumer and Office Products segment in the first half of 2007 was $22 million compared to $12 million in the first half 2006. In the first half of 2007, product mix improvements of $16 million, productivity improvements of $7 million and other cost improvements of $4 million more than offset higher input costs for energy, raw materials and freight and lower volumes compared to the first half of 2006. In the first half of 2007, costs were unfavorably impacted by higher prices for uncoated paper compared to the first half of 2006. Increased input costs for energy, raw materials and freight of $14 million and lower volumes of $3 million negatively affected earnings for the first half of 2007 compared to the first half of 2006.

Specialty Chemicals

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Sales	$127	$131	$239	$245
Segment profit[1]	11	19	15	28

[1]        Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

For the second quarter of 2007, sales for the Specialty Chemicals segment decreased to $127 million from $131 million in the second quarter of 2006. Segment profit in the second quarter of 2007 was $11 million compared to $19 million in the second quarter of 2006. In the second quarter of 2007, this segment experienced improved pricing across all major product lines, particularly in the ink resins business compared to the second quarter of 2006. These improvements were more than offset by weakness in the carbon-based business which was negatively impacted by a decline in domestic automotive production. Segment profit in the second quarter of 2007 benefited by $7 million from pricing and product mix improvements compared to the second quarter of 2006. Segment profit in the second quarter of 2007 was negatively affected by $7 million from higher input costs for energy, raw materials and freight, $5 million from lower volumes, $1 million from unfavorable net cost productivity and $2 million from other costs compared to the second quarter of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the first half of 2007, sales for the Specialty Chemicals segment decreased to $239 million from $245 million in the first half of 2006. Segment profit in the first half of 2007 was $15 million compared to $28 million in the first half of 2006. In the first half of 2007, this segment experienced improved pricing across all major product lines, particularly in the ink resins business compared to the first half of 2006. These improvements were more than offset by weakness in the carbon-based business which was negatively impacted by a decline in domestic automotive production. Segment profit in the first half of 2007 benefited by $16 million from pricing and product mix improvements compared to the first half of 2006. Segment profit in the first half of 2007 was negatively affected by $14 million from higher input costs for energy, raw materials and freight, $7 million from lower volumes, $4 million from unfavorable net cost productivity and $4 million from other costs compared to the first half of 2006.

Corporate and Other

	Quarter ended June 30,		First Half ended June 30,
In millions	2007	2006	2007	2006
Sales	$58	$55	$116	$109
Corporate and other loss[1]	(101)	(132)	(195)	(194)

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

The company recorded a loss of $101 million in Corporate and other in the second quarter of 2007 compared to $132 million in the second quarter of 2006. Contributing to the decreased loss in the second quarter of 2007 compared to the second quarter of 2006 were lower restructuring charges and one-time costs of $54 million and lower corporate department costs of $8 million, offset by a second quarter 2006 gain on the sale of a note of $21 million, higher interest expense of $6 million and lower interest income of $4 million.

The company recorded a loss of $195 million in Corporate and other in the first half of 2007 compared to $194 million in the first half of 2006. Contributing to the increased loss in the first half of 2007 compared to the first half of 2006 were lower gains on the sale of corporate real estate of $11 million, higher interest expense of $8 million, lower interest income of $8 million, a first half 2006 gain on the sale of a note of $21 million and transition services income in the first half of 2006 of $5 million, offset by lower restructuring charges and one-time costs of $38 million, a sales and use tax refund in 2007 of $6 million and lower corporate department and other costs of $8 million.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

In the first half of 2007, cash generated from operations provided a major source of funds for the company. Cash provided by operating activities was $191 million in the first half of 2007 compared to $186 million in the first half of 2006. Cash and cash equivalents totaled $250 million at June 30, 2007 compared to $156 million at December 31, 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Investing Activities

Cash used in investing activities was $101 million in the first half of 2007 compared to cash provided by investing activities of $75 million in the first half of 2006. Capital spending totaled $148 million in the first half of 2007 compared to $114 million for the first half of 2006. For 2007, the company expects capital spending to be approximately $360 million, which is well below the company’s expected level of depreciation, depletion and amortization expense on an annual basis.

During the first half of 2007, the company generated $14 million from the sale of real estate and other assets, $7 million from the sale of nonstrategic forestlands, $9 million from the sale of an equity investment and $25 million in proceeds from company owned life insurance borrowings. During the first half of 2006, the company completed the sale of a note that was received as part of the consideration for the sale of the printing and writing papers business in 2005, generating proceeds of $109 million. Additionally, the company generated $25 million from the sale of real estate and other assets, $9 million from the sale of nonstrategic forestlands and $49 million in proceeds from company owned life insurance borrowings during the first half of 2006.

Financing Activities

Cash used by financing activities was $5 million in the first half of 2007 compared to cash provided by financing activities of $262 million in the first half of 2006. The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (LIBOR) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance. The company’s commercial paper program is supported by its $750 million revolving credit facility which was undrawn at June 30, 2007 and December 31, 2006. The company had $198 million and $148 million of commercial paper borrowings outstanding at June 30, 2007 and December 31, 2006, respectively.

In the period from January 1, 2007 to February 1, 2007, the holders of the company’s 6.84% debentures, due 2037, were entitled to elect early repayment, in whole or in part, at 100% of the principal amount outstanding. Holders elected early repayment of $45 million, which was paid by the company on March 1, 2007.

During the second quarter of 2007, the company borrowed $50 million under a credit facility with an effective interest rate of 5.62% per annum. Either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any amount outstanding under the facility.

The percentage of total debt to total capitalization (which excludes deferred taxes) for the company was 42.5% at June 30, 2007 and 42.2% at December 31, 2006. At June 30, 2007, the company had $287 million of notes payable and current maturities of long-term debt compared to $211 million at December 31, 2006.

On each of January 23, April 30 and June 26 of 2007, the company’s board of directors declared a dividend of $0.23 per share. During the first half of 2007 and 2006, the company paid $84 million and $83 million in dividends, respectively, to its shareholders. Outstanding shares of the company’s common stock at June 30, 2007 and 2006 were 184.3 million and 181.2 million, respectively.

During the second quarter of 2007, the company purchased 2,649,600 shares of common stock under its existing authorized share repurchase program to offset employee option exercises. The company’s average per share price was $32.48 for a total cash expenditure of $86 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Environmental and Legal Matters

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $21 million in environmental capital expenditures in 2007. Approximately $34 million and $47 million was spent on environmental capital projects in 2006 and 2005, respectively.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2007, MeadWestvaco had recorded liabilities of approximately $23 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2007, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2007, the company had recorded litigation liabilities of approximately $20 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Outlook – Third Quarter 2007

Packaging Resources

MeadWestvaco expects solid year-over-year segment profit improvement in its Packaging Resources segment. Backlogs are firm for the company’s key paperboard products and the company anticipates running at full capacity for the quarter. Continued realizations of price and mix improvements are expected to be partially offset by continued input cost inflation. Modest volume growth in conjunction with improved productivity is expected to generate higher segment profit.

Consumer Solutions

In the Consumer Solutions segment, MeadWestvaco expects modest year-over-year segment profit improvement. Several factors are expected to contribute to profit improvement, including strength in the beverage, healthcare and specialty media packaging businesses; continued solid performance in the spray and dispenser business, as well as productivity actions already in place. The company expects continued market-related volume declines in standard media packaging, principally CD music.

Consumer and Office Products

In the Consumer and Office Products segment, MeadWestvaco expects segment profit to be similar to year-ago levels. Continued benefits from an improved product mix and better productivity will be partially offset by lower volumes and by higher costs for raw materials. Volumes will be slightly lower year-over-year due to the company’s continued focus on proprietary products and to some volume that shifted into the third quarter of 2006 from the second quarter of 2006 due to the Northeast floods in June last year.

Specialty Chemicals

In the Specialty Chemicals segment, MeadWestvaco anticipates segment profit to be similar to year-ago levels. Volume growth in ink- and asphalt-related pine chemicals and continued price improvement across all product lines will be offset by volume declines in carbon and building materials products, and by continued input cost inflation.

Community Development and Land Management Group

On August 3, 2007, MeadWestvaco reached a definitive agreement with a third party under which it will sell approximately 228,000 acres of owned forestland and approximately 95,000 acres under long-term timber contracts for $400 million in the form of a long-term installment note. The company expects to complete the sale in 2007. The company expects to monetize a significant portion of the installment note by the end of 2007, and intends to return the net proceeds to MeadWestvaco’s shareholders.

MeadWestvaco is continuing the auction process for approximately 63,000 acres of forestland located in West Virginia and anticipates entering a definitive agreement for the sale of these lands in 2007.

Cost Initiative and Restructuring Activities

In 2005, we launched a cost reduction initiative to improve the efficiency of our business model. As part of this initiative, we are focusing on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2008. Specific actions were completed in the first half of 2007 resulting in additional run-rate savings of about $30 million, bringing cumulative run-rate savings through June 30, 2007 to $155 million, before inflation. We anticipate achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, we will look for opportunities to pull forward more savings into 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the second quarter and first half of 2007, the company recorded $8 million and $24 million, respectively, in restructuring charges related to employee separation costs, asset write-downs and other restructuring actions. Management expects to incur between $35 million and $50 million in restructuring charges in 2007.

Other Items

Capital spending was $83 million in the second quarter of 2007 and $148 million in the first half of 2007, and is expected to be about $360 million in 2007 due to the addition of the plastic dispensing and sprayer technology business, expansion initiatives into emerging markets and capital requirements for safety and energy related projects. Depreciation, depletion and amortization expense was $130 million and $264 million in the second quarter and first half of 2007, respectively, and is expected to be about $525 million in 2007.

Interest expense totaled $56 million and $108 million in the second quarter and first half of 2007, respectively. Management expects interest expense to be in the range of $210 million to $220 million in 2007.

Management estimates overall pension income in 2007 to be approximately $53 million, which will be derived primarily from the domestic plans. This estimate assumes a discount rate of 5.75%, a salary increase rate of 4.0% and an expected rate of return on assets of 8.5%.

The annual effective tax rate for 2007 is estimated to be approximately 32%.

Significant Transactions

Restructuring charges

Quarter ended June 30, 2007

During the second quarter of 2007, MeadWestvaco recorded pre-tax restructuring charges of $8 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $1 million was recorded within cost of sales and $7 million was recorded within selling, general and administrative expenses. Approximately $4 million was related to employee separation costs and $4 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the second quarter of 2007, the company’s Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $5 million, of which $2 million was related to employee separation costs and $3 million was related to asset write-downs and other restructuring actions.

Consumer and Office Products:

During the second quarter of 2007, the company’s Consumer and Office Products segment had various restructuring actions resulting in pre-tax charges of $1 million in its manufacturing operations in the U.S related to asset write-downs and other restructuring actions.

All other:

During the second quarter of 2007, the company recorded additional pre-tax charges of $2 million related to employee separation costs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these charges by business segment for the second quarter of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$3	$5
Consumer and Office Products	—	1	1
All other	2	—	2

	$4	$4	$8

First Half ended June 30, 2007

During the first half of 2007, MeadWestvaco recorded pre-tax restructuring charges of $24 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $8 million was recorded within cost of sales and $14 million was recorded within selling, general and administrative expenses. Additionally, $2 million was recorded within other income, net. Approximately $9 million was related to employee separation costs and $15 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first half of 2007, the company’s Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $14 million, of which $6 million was related to employee separation costs and $8 million was related to asset write-downs and other restructuring actions.

Consumer and Office Products:

During the first half of 2007, the company’s Consumer and Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $3 million, of which $1 million was related to employee separation costs and $2 million was related to asset write-downs and other restructuring actions.

All other:

During the first half of 2007, the company recorded additional pre-tax charges of $7 million. Of this amount, $2 million was related to employee separation costs and $5 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first half of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$6	$8	$14
Consumer and Office Products	1	2	3
All other	2	5	7

	$9	$15	$24

Quarter ended June 30, 2006

During the second quarter of 2006, MeadWestvaco recorded pre-tax restructuring charges of $59 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $26 million was recorded within cost of sales and $24 million was recorded within selling, general and administrative expenses. Additionally, $9 million was recorded within other income, net. Approximately $23 million was related to employee separation costs and $36 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources:

During the second quarter of 2006, the company’s Packaging Resources segment had various restructuring actions resulting in pre-tax charges of $27 million. Of this amount, $2 million was related to employee separation costs and $25 million was related to the impairment of two permanently abandoned bleached paperboard machines.

Consumer Solutions:

During the second quarter of 2006, the company’s Consumer Solutions segment recorded pre-tax charges of $5 million related to employee separation costs.

All other:

During the second quarter of 2006, the company recorded additional pre-tax charges of $27 million. Of this amount, $16 million was related to employee separation costs and $11 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the second quarter of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$2	$25	$27
Consumer Solutions	5	—	5
All other	16	11	27

	$23	$36	$59

First Half ended June 30, 2006

During the first half of 2006, MeadWestvaco recorded pre-tax restructuring charges of $63 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $27 million was recorded within cost of sales and $27 million was recorded within selling, general and administrative expenses. Additionally, $9 million was recorded within other income, net. Approximately $26 million was related to employee separation costs and $37 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are reflected in Corporate and other for segment reporting purposes.

Packaging Resources:

During the first half of 2006, the company’s Packaging Resources segment had various restructuring actions resulting in pre-tax charges of $27 million. Of this amount, $2 million was related to employee separation costs and $25 million was related to the impairment of two permanently abandoned bleached paperboard machines.

Consumer Solutions:

During the first half of 2006, the company’s Consumer Solutions segment recorded pre-tax restructuring charges of $6 million related to employee separation costs.

All other:

During the first half of 2006, the company recorded additional pre-tax charges of $30 million. Of this amount, $18 million was related to employee separation costs and $12 million was related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these charges by business segment for the first half of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$2	$25	$27
Consumer Solutions	6	—	6
All other	18	12	30

	$26	$37	$63

Critical Accounting Policies

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2006. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

There has been one material change in our critical accounting policies from those outlined in our Annual Report on Form 10-K for the year ended December 31, 2006 as discussed in the accounting change section that follows.

Accounting Change

As of January 1, 2007, the company adopted Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. There was no material change in the company’s exposure to market risk from December 31, 2006 to June 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2007, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the first half of 2007, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the first half ended June 30, 2007, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.	RISK FACTORS

During the first half ended June 30, 2007, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2007, the company had the following common stock share repurchases:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2007 – April 30, 2007	—	—	—	4,707,422
May 1, 2007 – May 31, 2007	2,649,600	$32.48	2,649,600	2,057,822
June 1, 2007 – June 30, 2007	—	—	—	2,057,822

(1)

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

MEADWESTVACO CORPORATION
(Registrant)

August 7, 2007	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer