Form 10-Q
period 2007-09-30
MEADWESTVACO CORP
filed 2007-11-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, the latest practicable date, there were 184,744,994 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Quarter Ended September 30,		Three Quarters Ended September 30,
In millions, except per share amounts	2007	2006	2007	2006
Net sales	$1,796	$1,751	$5,054	$4,755

Cost of sales	1,453	1,416	4,160	3,951
Selling, general and administrative expenses	223	217	655	644
Interest expense	55	57	163	157
Other income, net	(97)	(7)	(117)	(59)

Income before income taxes	162	68	193	62
Income tax provision	41	12	56	10

Net income	$121	$56	$137	$52

Net income per share:
Basic	$0.66	$0.31	$0.75	$0.29
Diluted	0.66	0.31	0.74	0.29

Shares used to compute net income per share:
Basic	184.5	180.8	183.5	180.7
Diluted	185.4	181.4	184.5	181.2

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$233	$156
Accounts receivable, net	1,016	1,011
Inventories	867	715
Other current assets	350	133

Current assets	2,466	2,015

Property, plant, equipment and forestlands, net	4,223	4,523

Prepaid pension asset	964	920
Goodwill	849	851
Other assets	975	976

	$9,477	$9,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$614	$552
Accrued expenses	733	702
Notes payable and current maturities of long-term debt	123	211

Current liabilities	1,470	1,465

Long-term debt	2,365	2,372
Other long-term obligations	745	738
Deferred income taxes	1,122	1,177

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2007 – 184,682,420 (2006 – 182,107,136)	2	2
Additional paid-in capital	3,465	3,370
Retained earnings	170	168
Accumulated other comprehensive income (loss)	138	(7)

	3,775	3,533

	$9,477	$9,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Quarters Ended September 30,
In millions	2007	2006
Cash flows from operating activities:
Net income	$137	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	391	378
Deferred income taxes	(27)	(3)
Gains on sales of assets, net	(96)	(23)
Gain on sale of debt security	—	(21)
Pension income	(39)	(37)
Impairment of long-lived assets	13	32
Appreciation of cash surrender value policies	(22)	(20)
Changes in working capital, excluding the effects of acquisitions	13	12
Other, net	4	(19)

Net cash provided by operating activities	374	351

Cash flows from investing activities:
Capital expenditures	(226)	(186)
Proceeds from sale of debt security	—	109
Acquisitions, net of cash acquired	(53)	(714)
Proceeds from dispositions of assets	134	53
Proceeds from cash surrender value policies	42	64
Other	(12)	(4)

Net cash used in investing activities	(115)	(678)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	13	2
Repayment of long-term debt	(48)	(2)
Notes payable and other short-term borrowings, net	(71)	257
Stock repurchases	(86)	(47)
Proceeds from exercises of stock options	156	28
Changes in book overdrafts	(39)	40
Dividends paid	(127)	(125)
Other	2	—

Net cash provided by (used in) financing activities	(200)	153

Effect of exchange rate changes on cash	18	12

Increase in cash and cash equivalents	77	(162)

Cash and cash equivalents:
At beginning of period	156	297

At end of period	$233	$135

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

MeadWestvaco Corporation, a Delaware corporation, provides packaging solutions to many of the world’s most-admired brands in the food and beverage, media and entertainment, personal care, home and garden, cosmetics, and healthcare industries. The company has market-leading positions in its Consumer & Office Products and Specialty Chemicals businesses, and operates in more than 30 countries. The terms “MeadWestvaco” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the United States (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006, except for the accounting change described below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s 2006 Annual Report on Form 10-K for the year ended December 31, 2006.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2. Restructuring Charges

Quarter ended September 30, 2007

During the third quarter of 2007, MeadWestvaco recorded pre-tax restructuring charges of $20 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $16 million was recorded within cost of sales and $4 million was recorded within selling, general and administrative expenses. Approximately $5 million was related to employee separation costs and $15 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the third quarter of 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million of which $1 million was related to employee separation costs and $3 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the third quarter of 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S resulting in pre-tax charges of $1 million related to employee separation costs.

All other:

During the third quarter of 2007, the company recorded additional pre-tax charges of $15 million of which $3 million was related to employee separation costs and $12 million was related to asset write-downs and other restructuring actions primarily related to the scheduled fourth quarter 2007 closure of a plant within the Specialty Papers division.

The following table summarizes these charges by business segment for the third quarter of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$1	$3	$4
Consumer & Office Products	1	—	1
All other	3	12	15

	$5	$15	$20

Three Quarters ended September 30, 2007

During the first three quarters of 2007, MeadWestvaco recorded pre-tax restructuring charges of $44 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $25 million was recorded within cost of sales and $17 million was recorded within selling, general and administrative expenses. Additionally, $2 million was recorded within other income, net. Approximately $14 million was related to employee separation costs and $30 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first three quarters of 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $18 million of which $7 million was related to employee separation costs and $11 million was related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products:

During the first three quarters of 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $4 million of which $2 million was related to employee separation costs and $2 million was related to asset write-downs and other restructuring actions.

All other:

During the first three quarters of 2007, the company recorded additional pre-tax charges of $22 million of which $13 million was related to the scheduled fourth quarter 2007 closure of a plant within the Specialty Papers division. Of the total amount, $5 million was related to employee separation costs and $17 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first three quarters of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$7	$11	$18
Consumer & Office Products	2	2	4
All other	5	17	22

	$14	$30	$44

Quarter ended September 30, 2006

During the third quarter of 2006, MeadWestvaco recorded pre-tax restructuring charges of $17 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $9 million was recorded within cost of sales and $8 million was recorded in selling, general and administrative expenses. Approximately $8 million was related to employee separation costs and $9 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Packaging Resources:

During the third quarter of 2006, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $7 million of which $6 million was related to employee separation costs as a result of the company’s realignment of its packaging platform and $1 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the third quarter of 2006, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in North America. Those actions resulted in pre-tax charges of $3 million of which $1 million was related to employee separation costs and $2 million was related to asset write-downs and other restructuring actions.

All other:

During the third quarter of 2006, the company recorded additional pre-tax charges of $7 million. Of this amount, $1 million was related to employee separation costs associated with the company’s relocation of its corporate headquarters and $6 million was related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these net charges by business segment for the third quarter of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$6	$1	$7
Consumer & Office Products	1	2	3
All other	1	6	7

	$8	$9	$17

Three Quarters ended September 30, 2006

During the first three quarters of 2006 in connection with the company’s realignment of its packaging platform and the relocation of its corporate headquarters, MeadWestvaco recorded pre-tax restructuring charges of $80 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $36 million was recorded within cost of sales and $35 million was recorded within selling, general and administrative expenses. Additionally, $9 million was recorded within other income, net. Approximately $34 million was related to employee separation costs and $46 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Packaging Resources:

During the first three quarters of 2006, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $40 million of which $14 million was related to employee separation costs and $26 million was related to asset write-downs primarily in connection with the impairment of two bleached paperboard machines permanently abandoned in the second quarter of 2006.

Consumer & Office Products:

During the first three quarters of 2006, the Consumer & Office Products segment had various restructuring actions in connection with its operations in North America resulting in pre-tax charges of $4 million of which $3 million was related to employee separation costs and $1 million was related to asset write-downs and other restructuring actions.

All other:

During the first three quarters of 2006, the company recorded additional pre-tax charges of $36 million of which $17 million was related to employee separation costs and $19 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first three quarters of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$14	$26	$40
Consumer & Office Products	3	1	4
All other	17	19	36

	$34	$46	$80

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of restructuring reserves

The activity in the accrued restructuring reserve balances was as follows for the first three quarters of 2007:

In millions	Employee costs	Other	Total
Balance of related accruals at December 31, 2006	$35	$15	$50
Current charges	14	5	19
Payments	(32)	(7)	(39)

Balance of related accruals at September 30, 2007	$17	$13	$30

3. Inventories and Property, Plant, Equipment and Forestlands

Inventories consist of:

In millions	September 30, 2007	December 31, 2006
Raw materials	$209	$182
Production materials, stores and supplies	110	107
Finished and in-process goods	548	426

	$867	$715

Property, plant, equipment and forestlands is net of accumulated depreciation and amortization of $3.76 billion and $3.50 billion at September 30, 2007 and December 31, 2006, respectively.

On September 24, 2007, the company completed the sale of approximately 62,000 acres of West Virginia forestlands for $93 million. The transaction resulted in a pre-tax gain of $83 million in the third quarter of 2007 and is included in other income, net in the consolidated statements of operations.

On October 9, 2007, the company completed the sale of approximately 228,000 acres of owned forestlands and approximately 95,000 acres under long-term timber contracts for $400 million in the form of a long-term installment note. These assets are classified as held-for-sale in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and are carried at cost in other current assets in the consolidated balance sheet in the amount of $228 million at September 30, 2007. The definitive agreement includes a long-term fiber supply agreement under which fiber will be sold to the company at market prices.

4. Intangible Assets

The following table summarizes intangible assets subject to amortization included in other assets:

	September 30, 2007		December 31, 2006
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$211	$64	$208	$53
Customer contracts and lists	292	59	278	46
Patents	72	35	59	28
Other – primarily licensing rights	29	18	30	15

	$604	$176	$575	$142

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the third quarter of 2007, the company’s Consumer Solutions segment acquired two businesses resulting in $17 million of intangible assets subject to amortization at September 30, 2007. See Note 12 for further discussion related to these acquisitions.

The company recorded amortization expense of $10 million in both quarters ended September 30, 2007 and 2006, and $32 million and $25 million for the three quarters ended September 30, 2007 and 2006, respectively.

Based on the current carrying values of intangible assets subject to amortization, the estimated amortization expense for 2007 and each of the succeeding five years is as follows: 2007 - $43 million; 2008 - $39 million; 2009 - $38 million; 2010 - $37 million; 2011 - $32 million and 2012 - $31 million.

5. Employee Retirement and Postretirement Benefits

The components of net periodic benefits cost (income) for the company’s retirement and post retirement plans for each of the periods presented are as follows:

	Pension benefits		Postretirement benefits
	Quarter ended September 30,
In millions	2007	2006	2007	2006
Service cost - benefits earned during the period	$13	$15	$1	$1
Interest cost on projected benefit obligation	37	35	2	2
Expected return on plan assets	(66)	(65)	—	—
Amortization of prior service cost	2	2	(1)	—
Amortization of net loss	1	1	—	—

Net periodic benefit cost (income)	$(13)	$(12)	$2	$3

	Pension benefits		Postretirement benefits
	Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Service cost - benefits earned during the period	$39	$44	$3	$2
Interest cost on projected benefit obligation	111	105	6	6
Expected return on plan assets	(198)	(195)	—	—
Amortization of prior service cost	5	6	(3)	—
Amortization of net loss	4	3	—	—

Net periodic benefit cost (income)	$(39)	$(37)	$6	$8

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension benefits	Postretirement benefits
	Quarter ended September 30,
In millions	2007	2007
Prior service cost (income)	$2	$(1)
Net actuarial loss	1	—

Total recognized in other comprehensive income	$3	$(1)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

	Pension benefits	Postretirement benefits
	Three Quarters ended September 30,
In millions	2007	2007
Prior service cost (income)	$5	$(3)
Net actuarial loss	4	—

Total recognized in other comprehensive income	$9	$(3)

Employer contributions

The company does not anticipate any required contributions to its U.S.-qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2007. However, the company expects to contribute $4 million to the funded non-U.S. plans in 2007.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $4 million, $19 million, and $1 million, respectively, in 2007. During the quarter and three quarters ended September 30, 2007, $6 million and $18 million, respectively, was paid in total by the company. The company presently anticipates paying an additional $6 million during the fourth quarter of 2007.

6. Income Per Common Share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are added to the weighted average shares outstanding, if dilutive.

7. Segment Information

MeadWestvaco’s reporting segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Sales between the segments are recorded primarily at market prices.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL ®, AT-A-GLANCE ®, Cambridge ®, COLUMBIAN ®, Day Runner ®, Five Star ® , Mead ® and Trapper Keeper ®.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process. Products include, but are not limited to, activated carbon used in emission control systems for automobiles and trucks, printing ink resins, and emulsifiers used in asphalt paving and dyestuffs.

Corporate and other includes the company’s specialty papers and forestry operations as well as corporate support staff services and related assets and liabilities. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal settlements, net pension income, interest income and expense, and gains on sales of forestlands and corporate real estate.

Quarter ended September 30, 2007	Sales			Segment profit (loss)
In millions	Trade	Inters-segment	Total
Packaging Resources	$676	$103	$779	$97
Consumer Solutions	611	—	611	26
Consumer & Office Products	334	—	334	51
Specialty Chemicals	131	—	131	16
Corporate and other	44	8	52	(28)

Total	1,796	111	1,907	162
Intersegment eliminations	—	(111)	(111)	—

Consolidated totals	$1,796	$—	$1,796	$162

Quarter ended September 30, 2006	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$655	$97	$752	$90
Consumer Solutions	586	(1)	585	30
Consumer & Office Products	339	—	339	49
Specialty Chemicals	125	6	131	15
Corporate and other	46	(1)	45	(116)

Total	1,751	101	1,852	68
Intersegment eliminations	—	(101)	(101)	—

Consolidated totals	$1,751	$—	$1,751	$68

Three Quarters ended September 30, 2007	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,970	$296	$2,266	$242
Consumer Solutions	1,771	1	1,772	70
Consumer & Office Products	802	—	802	73
Specialty Chemicals	370	—	370	31
Corporate and other	141	27	168	(223)

Total	5,054	324	5,378	193
Intersegment eliminations	—	(324)	(324)	—

Consolidated totals	$5,054	$—	$5,054	$193

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three Quarters ended September 30, 2006	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,924	$303	$2,227	$208
Consumer Solutions	1,545	—	1,545	60
Consumer & Office Products	794	—	794	61
Specialty Chemicals	354	22	376	43
Corporate and other	138	16	154	(310)

Total	4,755	341	5,096	62
Intersegment eliminations	—	(341)	(341)	—

Consolidated totals	$4,755	$—	$4,755	$62

8. Comprehensive Income

Comprehensive income reflects changes in equity that result from transactions and economic events from nonowner sources. The changes in the components of accumulated other comprehensive income, net of tax, were as follows:

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Net income	$121	$56	$137	$52
Foreign currency translation	73	(6)	141	70
Amortization of unrecognized pension and postretirement costs	1	—	4	—
Change in unrealized gain on note*	—	—	—	9
Change in unrealized loss on derivative instruments	(2)	—	—	(4)

Comprehensive income	$193	$50	$282	$127

*	For the three quarters ended September 30, 2006, the company reclassified to net income, gains associated with the sale of a note of $13 million, net of tax, received as part of the consideration for the sale of the printing and writing papers business in 2005. The unrealized holding gain related to this note during the three quarters ended September 30, 2006, was $22 million, net of tax.

9. Environmental and Legal Matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2007, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2007, there were approximately 400 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2007, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

10. Other Income, net

Other income, net, was comprised of the following:

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Gains on sales of forestlands and other assets, net	$(87)	$(5)	$(99)	$(24)
Transition services income	—	—	—	(5)
Investment income	(4)	(4)	(11)	(19)
Gain on sale of note	—	—	—	(21)
Foreign currency exchange losses (gains)	(5)	1	(11)	(3)
Other	(1)	1	4	13

	$(97)	$(7)	$(117)	$(59)

11. Shareholders’ Equity

In October of 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares of MeadWestvaco common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There were no stock swaps or stock repurchases in the third quarter of 2007. The number of shares available under this program at September 30, 2007 was 2,057,822.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On November 1, 2007, the company’s Board of Directors authorized the repurchase of up to $400 million of MeadWestvaco common stock with proceeds from the recent sales of approximately 290,000 acres of owned forestlands and 95,000 acres of forestlands under long-term timber contracts.

12. Acquisitions

On July 5, 2006, the company acquired Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain. The following pro forma financial information presents the combined results of operations of the company and Calmar for the three quarters ended September 30, 2006, as if the acquisition had occurred on January 1, 2006 (in millions, except per share amount):

Three Quarters ended September 30, 2006
Net sales	$4,979
Income before income taxes	58
Net income	54

Net income per share, basic and diluted	$0.30

Pro forma net income includes after-tax expense of $6 million for the amortization of purchased intangibles and depreciation associated with a step-up in value of property, plant and equipment. Pro forma net income also includes after-tax acquisition-related charges of $3 million due to expensing a fair value adjustment for inventory. Pro forma net income assumes an income tax provision at the combined effective tax rates of the company and Calmar for the period presented. Included in pro forma net income is a $6 million income tax benefit recorded in Calmar’s historical income statement for the release of a deferred tax asset valuation allowance. In addition, pro forma net income includes after-tax interest expense of $19 million for the amount borrowed and the cash utilized to acquire Calmar.

The pro forma financial information is not intended to represent or be indicative of the company’s consolidated results of operations that would have been reported had the acquisition been completed on January 1, 2006 and should not be taken as indicative of the company’s future consolidated results of operations.

During the third quarter of 2007, MeadWestvaco acquired two manufacturers of high-quality, innovative dispensing and sprayer systems to strengthen the plastic dispensing and sprayer systems business included in the company’s Consumer Solutions segment. These acquisitions provide the company with new technologies and increased access to customers in growing and important end markets. The technologies from these acquisitions will be integrated with the company’s North American, European and Asian production facilities to extend the company’s growth in critical markets such as personal care, health care, cosmetics, lawn and garden, and automotive. Results of operations for these acquisitions are included in periods subsequent to their acquisition dates. These acquisitions did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for these acquisitions are not presented.

The aggregate purchase price of the above mentioned 2007 acquisitions was $53 million and resulted in $17 million of identifiable intangible assets that will be amortized over their estimated useful lives of 3 to 18 years, and goodwill of $24 million with the remainder allocated to fixed assets and working capital items. The amount of goodwill was determined by comparing the total cash purchase price to the total fair values of the assets acquired and liabilities assumed. Approximately $2 million of goodwill resulting from these transactions will be deductible for tax purposes. These purchase price allocations are substantially complete and are expected to be finalized in the fourth quarter of 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13. Share-Based Compensation

The company adopted SFAS No. 123(R), Share-Based Payment, in the first quarter of 2006 and thus recognizes the cost of its share-based compensation plans using the fair value method for all periods presented. Pre-tax share-based compensation expense was $7 million and $5 million for the third quarter of 2007 and 2006, respectively, and $19 million and $16 million for the first three quarters of 2007 and 2006, respectively.

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

The company has operations in many areas of the world and is subject, at times, to audit in these jurisdictions. These audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to 2002. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $186 million liability for unrecognized tax benefits upon the adoption of FIN 48, approximately $85 million could impact the annual effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s annual effective tax rate.

During the second quarter of 2007, the company settled audits with the Internal Revenue Service for tax years 1999 to 2001. For tax years 2002 and 2003, the company and the Internal Revenue Service have in principle agreed upon certain issues raised by the Internal Revenue Service during the audit. The company anticipates settling the audit for tax years 2002 to 2003 with the Internal Revenue Service in early 2008. In addition, the company currently is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits could change by approximately $9 million during the fourth quarter of 2007.

For the third quarter and first three quarters of 2007, the effective tax rate was 25% and 29%, respectively. The differences in the effective tax rates for the third quarter and first three quarters of 2007 compared to statutory rates were primarily the result of the level and mix of domestic versus foreign earnings and certain discrete items including a reduction of the German statutory rate. For the third quarter and first three quarters of 2006, the effective tax rate was 18% and 16%, respectively. The differences in the effective tax rates for the third quarter and first three quarters of 2006 compared to statutory rates were primarily the result of the level and mix of domestic versus foreign earnings and certain discrete items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

For the third quarter of 2007, MeadWestvaco Corporation (“MeadWestvaco” or the “company”) reported net income of $121 million, or $0.66 per share, compared to $56 million, or $0.31 per share, for the third quarter of 2006. The results for the third quarter of 2007 include an after-tax gain of $53 million, or $0.29 per share, related to the sale of approximately 62,000 acres of West Virginia forestlands. The results for the third quarter of 2007 also include after-tax restructuring charges of $13 million, or $0.07 per share, related to employee separation costs, asset write-downs and other restructuring actions, and after-tax one-time costs of $4 million, or $0.02 per share, related to the company’s cost initiative. The results for the third quarter of 2006 include after-tax restructuring charges of $12 million, or $0.07 per share, related to employee separation costs, asset write-downs and other restructuring actions, and after-tax one-time costs of $6 million, or $0.03 per share, related to the company’s cost initiative.

For the first three quarters of 2007, the company reported net income of $137 million, or $0.74 per share, compared to $52 million, or $0.29 per share, for the first three quarters of 2006. The results for the first three quarters of 2007 include after-tax gains of $58 million, or $0.32 per share, related to the sales of forestlands. The results for the first three quarters of 2007 also include after-tax restructuring charges of $28 million, or $0.15 per share, related to employee separation costs, asset write-downs and other restructuring actions, and after-tax one-time costs of $12 million, or $0.07 per share, related to the company’s cost initiative. The results for the first three quarters of 2006 include after-tax restructuring charges of $51 million, or $0.28 per share, related primarily to the permanent abandonment of two paperboard machines and employee separation costs, and after-tax one-time costs of $14 million, or $0.07 per share, related to the company’s cost initiative. The results for the first three quarters of 2006 also include after-tax gains of $8 million, or $0.04 per share, related to the sales of forestlands and an after-tax gain of $13 million, or $0.07 per share, related to the sale of a note that was received as part of the consideration for the sale of the printing and writing papers business in 2005.

MeadWestvaco’s reporting segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals. Profit from the company’s primary business segments increased 3% to $190 million in the third quarter of 2007 compared to $184 million in the third quarter of 2006. For the first three quarters of 2007, profit from the company’s reporting segments increased 12% to $416 million compared to $372 million for the same period of 2006. For the third quarter and first three quarters of 2007 compared to the respective periods in 2006, higher selling prices, improved product mix and productivity more than offset higher input costs for energy, raw materials and freight. Refer to the individual segment discussions that follow for detail information for each segment.

As part of the cost initiative launched in 2005 to improve the efficiency of our business model, we are continuing to focus on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2007. Specific actions were completed in the first three quarters of 2007 which resulted in annual run-rate savings of approximately $36 million, bringing cumulative run-rate savings through September 30, 2007 to $161 million, before inflation. We anticipate achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, we will look for every opportunity to pull forward more savings into 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Recent Developments and Other Matters

On October 9, 2007, the company completed the sale of approximately 228,000 acres of owned forestlands and approximately 95,000 acres under long-term timber contracts for $400 million in the form of a long-term installment note. The definitive agreement includes a long-term fiber supply agreement under which fiber will be sold to the company at market prices, and the forestlands will continue to be managed and third-party certified under the requirements of the Sustainable Forestry Initiative® Standard.

On November 1, 2007, the company’s Board of Directors authorized the repurchase of up to $400 million of MeadWestvaco common stock with proceeds from the recent sales of approximately 290,000 acres of owned forestlands and 95,000 acres of forestlands under long-term timber contracts.

On July 20, 2007, the company received a notification pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), of the intention of Mutual Shares Securities Fund, Mutual Beacon Fund and Mutual Shares Fund to acquire shares of MeadWestvaco common stock having a value, in the aggregate, not exceeding $837 million. The waiting period under the HSR Act applicable to the proposed purchases has expired.

RESULTS OF OPERATIONS

Presented below are results for the quarter and first three quarters ended September 30, 2007 and 2006 as reported in accordance with accounting principles generally accepted in the United States (“GAAP”). All per share amounts are presented on an after-tax basis.

	Quarter ended September 30,		Three Quarters ended September 30,
In millions, except per share amounts	2007	2006	2007	2006
Sales	$1,796	$1,751	$5,054	$4,755
Cost of sales	1,453	1,416	4,160	3,951
Selling, general and administrative expenses	223	217	655	644
Interest expense	55	57	163	157
Other income, net	(97)	(7)	(117)	(59)

Income before income taxes	162	68	193	62

Income tax provision	41	12	56	10

Net income	$121	$56	$137	$52

Net income per share:
Basic	$0.66	$0.31	$0.75	$0.29
Diluted	0.66	0.31	0.74	0.29

Sales for the third quarter of 2007 were $1.80 billion compared to $1.75 billion for the third quarter of 2006, an increase of 3%. Sales for the first three quarters of 2007 were $5.05 billion compared to $4.76 billion for the first three quarters of 2006, an increase of 6%. Increased sales for the third quarter and first three quarters of 2007 compared to the respective periods in 2006 were primarily the result of higher selling prices and improved mix across many of our businesses. Increased sales for the first three quarters of 2007 compared to the first three quarters of 2006 were also impacted by the addition of the plastic dispensing and sprayer technology business acquired in July 2006. Refer to the individual segment discussions that follow for detailed sales information for each segment.

Cost of sales for the third quarter of 2007 was $1.45 billion compared to $1.42 billion for the third quarter of 2006. Cost of sales for

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

the first three quarters of 2007 was $4.16 billion compared to $3.95 billion for the first three quarters of 2006. Increased cost of sales for the third quarter and first three quarters of 2007 compared to the respective periods in 2006 was primarily the result of higher input costs for energy, raw materials and freight. Input costs for energy, raw materials and freight were $36 million higher in the third quarter of 2007 compared to the third quarter of 2006, and $98 million higher in the first three quarters of 2007 compared to the first three quarters of 2006. Increased cost of sales for the first three quarters of 2007 compared to the first three quarters of 2006 was also impacted by the addition of the plastic dispensing and sprayer technology business acquired in July 2006.

Selling, general and administrative expenses for the third quarter of 2007 were $223 million compared to $217 million for the third quarter of 2006. Selling, general and administrative expenses for the first three quarters of 2007 were $655 million compared to $644 million for the first three quarters of 2006. The 2007 results compared to the respective periods in 2006 reflect lower restructuring charges and one-time costs of $9 million and $21 million for the third quarter and first three quarters of 2007, respectively. Excluding the effects of restructuring charges and one-time costs, adjusted selling, general and administrative expenses for the third quarter of 2007 compared to the third quarter of 2006 increased primarily due to higher compensation and benefits costs principally associated with start-up activities in the land management group and emerging markets, and higher advertising and promotional costs in connection with new products and new product development. Excluding the effects of restructuring charges and one-time costs, adjusted selling, general and administrative expenses for the first three quarters of 2007 compared to the first three quarters of 2006 increased primarily due to the addition of the plastic dispensing and sprayer technology business acquired in July 2006.

Pension income was $13 million and $12 million for the third quarter of 2007 and 2006, respectively. Pension income was $39 million and $37 million for the first three quarters of 2007 and 2006, respectively. Pension income is reported in Corporate and other for segment reporting purposes.

Other income, net was $97 million and $7 million for the third quarter of 2007 and 2006, respectively, and $117 million and $59 million for the first three quarters of 2007 and 2006, respectively, and was comprised of the following:

	Quarters ended September 30		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Gains on sales of forestlands and other assets, net	$(87)	$(5)	$(99)	$(24)
Transition services income	—	—	—	(5)
Investment income	(4)	(4)	(11)	(19)
Gain on sale of note	—	—	—	(21)
Foreign currency exchange losses (gains)	(5)	1	(11)	(3)
Other	(1)	1	4	13

	$(97)	$(7)	$(117)	$(59)

For the third quarter and first three quarters of 2007, the effective tax rate was 25% and 29%, respectively. The differences in the effective tax rates for the third quarter and first three quarters of 2007 compared to statutory rates were primarily the result of the level and mix of domestic versus foreign earnings and certain discrete items including a reduction of the German statutory rate. The reduction of the German statutory rate had a favorable impact of $0.03 on earnings per share for the third quarter and first three quarters of 2007. For the third quarter and first three quarters of 2006, the effective tax rate was 18% and 16%, respectively. The differences in the effective tax rates for the third quarter and first three quarters of 2006 compared to statutory rates were primarily the result of the level and mix of domestic versus foreign earnings and certain discrete items.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s reporting segments and Corporate and other.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Sales	$779	$752	$2,266	$2,227
Segment profit[1]	97	90	242	208

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

Sales for the Packaging Resources segment increased to $779 million in the third quarter of 2007 compared to $752 million in the third quarter of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to higher average selling prices. Compared to the third quarter of 2006, bleached paperboard prices in the third quarter of 2007 were up 3%, CNK prices were up 5% and unbleached paperboard prices were up 5%. Shipments of bleached paperboard in the third quarter of 2007 were 403,000 tons, down 2% from the third quarter of 2006. Shipments of CNK in the third quarter of 2007 were 298,000 tons, up 6% from the third quarter of 2006. Shipments of unbleached paperboard in the third quarter of 2007 were 203,000 tons, down 5% from the third quarter of 2006.

Segment profit for the Packaging Resources segment increased 8% to $97 million in the third quarter of 2007 compared to $90 million in the third quarter of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 reflects improvements in pricing, product mix and productivity, partially offset by higher input costs for energy, raw materials and freight. Segment profit in the third quarter of 2007 benefited by $21 million from pricing and mix improvements and $8 million from favorable net cost productivity compared to the third quarter of 2006. Segment profit in the third quarter of 2007 was negatively affected by $20 million from higher input costs for energy, raw materials and freight and $2 million from other items compared to the third quarter of 2006.

Sales for the Packaging Resources segment were $2,266 million in the first three quarters of 2007 compared to $2,227 million in the first three quarters of 2006. The increase in the first three quarters of 2007 compared to the first three quarters of 2006 reflects the impact of higher average selling prices, partially offset by lower overall volumes. Compared to the first three quarters of 2006, bleached paperboard prices in the first three quarters of 2007 were up 4%, CNK prices were up 5% and unbleached paperboard prices were up 5%. The overall volume decline in the first three quarters of 2007 compared to the first three quarters of 2006 was primarily attributable to declines in food service and general packaging grades and a softer North American beverage market. Shipments of bleached paperboard in the first three quarters of 2007 were 1,196,000 tons, down 4% from the first three quarters of 2006. Shipments of CNK in the first three quarters of 2007 were 853,000 tons, down 1% from the first three quarters of 2006. Shipments of unbleached paperboard in the first three quarters of 2007 were 624,000 tons, up 2% from the first three quarters of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment profit for the Packaging Resources segment in the first three quarters of 2007 increased 16% to $242 million compared to $208 million in the first three quarters of 2006. The increase in the first three quarters of 2007 compared to the first three quarters of 2006 reflects improvements in pricing, product mix and productivity, partially offset by lower volumes and higher input costs for energy, raw materials and freight. Segment profit in the first three quarters of 2007 benefited by $63 million from price increases and product mix improvements, $22 million from favorable net cost productivity and $2 million from other items compared to the first three quarters of 2006. Segment profit in the first three quarters of 2007 was negatively affected by $48 million from higher input costs for energy, raw materials and freight and $5 million from lower volumes compared to the first three quarters of 2006.

Consumer Solutions

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Sales	$611	$585	$1,772	$1,545
Segment profit[1]	26	30	70	60

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

Sales for the Consumer Solutions segment increased 4% to $611 million in the third quarter of 2007 compared to $585 million in the third quarter of 2006. The increase in the third quarter of 2007 compared to the third quarter of 2006 was due to growth in the global media, global healthcare and personal care businesses, offset by declines in the lawn and garden business due to drought conditions in the mid-Atlantic, Southeastern and Western regions of the U.S.

Segment profit for the Consumer Solutions segment in the third quarter of 2007 decreased to $26 million compared to $30 million in the third quarter of 2006. Segment profit in the third quarter of 2007 compared to the third quarter of 2006 benefited by $2 million from higher volumes, $4 million from improved net cost productivity, particularly in selling, general and administrative expenses and $4 million from other cost reductions. Segment profit in the third quarter of 2007 compared to the third quarter of 2006 was negatively impacted by $4 million from lower selling prices and unfavorable product mix and $10 million from higher input costs for energy, raw materials and freight.

Sales for the Consumer Solutions segment in the first three quarters of 2007 increased 15% to $1,772 million compared to $1,545 million in the first three quarters of 2006. The increase in the first three quarters of 2007 compared to the first three quarters of 2006 was due to improvements in the global beverage and healthcare businesses and the addition of the plastic dispensing and spraying systems business acquired in July of 2006, partially offset by declines for global media selling prices, unfavorable product mix and lower CD industry volumes.

Segment profit for the Consumer Solutions segment in the first three quarters 2007 increased to $70 million compared to $60 million

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

in the first three quarters of 2006. Segment profit in the first three quarters of 2007 compared to the first three quarters of 2006 benefited by $26 million due to improved net cost productivity, particularly in selling, general and administrative expenses. Segment profit in the first three quarters of 2007 compared to the first three quarters of 2006 also benefited from the acquisition of the plastic dispensing and spraying systems business acquired in July of 2006 and other items totaling $27 million. Segment profit in the first three quarters of 2007 compared to the first three quarters of 2006 was negatively impacted by lower selling prices and unfavorable product mix of $5 million, lower volumes of $21 million and higher input costs of $17 million for energy, raw materials and freight.

Consumer & Office Products

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Sales	$334	$339	$802	$794
Segment profit[1]	51	49	73	61

[1]

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL ®, AT-A-GLANCE ®, Cambridge ®, COLUMBIAN ®, Day Runner ®, Five Star ®, Mead ® and Trapper Keeper ®.

Sales for the Consumer & Office Products segment were $334 million in the third quarter of 2007 compared to $339 million in the third quarter of 2006. Lower volumes in third quarter of 2007 compared to the third quarter of 2006 were partially offset by enhanced product mix from the company’s emphasis on proprietary brands and products.

Segment profit for the Consumer & Office Products segment in the third quarter of 2007 was $51 million compared to $49 million in the third quarter of 2006. Segment profit in the third quarter of 2007 benefited by $11 million from product mix improvements and $1 million from improved net cost productivity compared to the third quarter of 2006. Costs for the third quarter of 2007 were unfavorably impacted by higher prices for uncoated paper compared to the third quarter of 2006. Increased input costs for energy, raw materials and freight of $3 million, lower volumes of $5 million and other items of $2 million negatively affected segment profit for the third quarter of 2007 compared to the third quarter of 2006. This segment continues to be impacted by Asian-based imported products.

Sales for the Consumer & Office Products segment were $802 million in the first three quarters of 2007 compared to $794 million in the first three quarters of 2006. The results for the first three quarters of 2007 compared to the first three quarters of 2006 were favorably impacted by enhanced product mix from the company’s emphasis on proprietary brands and products, partially offset by lower volumes.

Segment profit for the Consumer & Office Products segment in the first three quarters of 2007 was $73 million compared to $61 million in the first three quarters 2006. Segment profit benefited from product mix improvements of $27 million, productivity improvements of $8 million and other cost improvements of $2 million in the first three quarters of 2007 compared to the first three quarters of 2006. Increased input costs for energy, raw materials and freight of $17 million and lower volumes of $8 million negatively affected segment profit for the first three quarters of 2007 compared to the first three quarters of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Sales	$131	$131	$370	$376
Segment profit[1]	16	15	31	43

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

For the third quarter of 2007, sales for the Specialty Chemicals segment were $131 million, unchanged from the third quarter of 2006. In the third quarter of 2007, this segment experienced improved pricing across all major product lines, particularly in the pine chemicals business compared to the third quarter of 2006. These improvements were more than offset by weakness in the carbon-based business which was negatively impacted by a decline in domestic automotive production.

Segment profit in the third quarter of 2007 was $16 million compared to $15 million in the third quarter of 2006. Segment profit in the third quarter of 2007 benefited by $6 million from pricing and product mix improvements and $1 million from other cost savings compared to the third quarter of 2006. Segment profit in the third quarter of 2007 was negatively affected by $5 million from higher input costs for energy, raw materials and freight and $1 million from lower volumes compared to the third quarter of 2006.

For the first three quarters of 2007, sales for the Specialty Chemicals segment decreased to $370 million from $376 million in the first three quarters of 2006. In the first three quarters of 2007, this segment experienced improved pricing across all major product lines, particularly in the pine chemicals business compared to the first three quarters of 2006. These improvements were more than offset by weakness in the carbon-based business which was negatively impacted by a decline in domestic automotive production.

Segment profit in the first three quarters of 2007 was $31 million compared to $43 million in the first three quarters of 2006. Segment profit in the first three quarters of 2007 benefited by $22 million from pricing and product mix improvements compared to the first three quarters of 2006. Segment profit in the first three quarters of 2007 was negatively affected by $19 million from higher input costs for energy, raw materials and freight, $8 million from lower volumes, $4 million from unfavorable net cost productivity and $3 million from other costs compared to the first three quarters of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

	Quarter ended September 30,		Three Quarters ended September 30,
In millions	2007	2006	2007	2006
Sales	$52	$45	$168	$154
Corporate and other loss[1]	(28)	(116)	(223)	(310)

[1]

Corporate and other may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest expense and income, and gains on asset sales.

Corporate and other includes the company’s specialty papers and forestry operations as well as corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal settlements, net pension income, interest income and expense, and gains on sales of forestlands and corporate real estate.

The company recorded a loss of $28 million in Corporate and other in the third quarter of 2007 compared to a loss of $116 million in the third quarter of 2006. Contributing to the decreased loss in the third quarter of 2007 compared to the third quarter of 2006 was an $83 million gain related to the sale of approximately 62,000 acres of West Virginia forestlands, lower restructuring charges and one-time costs of $1 million, lower interest expense of $2 million and other cost savings of $2 million in the third quarter of 2007.

The company recorded a loss of $223 million in Corporate and other in the first three quarters of 2007 compared to a loss of $310 million in the first three quarters of 2006. Contributing to the decreased loss in the first three quarters of 2007 compared to the first three quarters of 2006 were higher gains on sales of forestlands and corporate real estate of $72 million, lower restructuring charges and one-time costs of $39 million, lower corporate department and other costs of $10 million a sales and use tax refund of $6 million in the first three quarters of 2007, offset in part by higher interest expense of $6 million and, lower interest income of $8 million in the first three quarters of 2007, a gain on the sale of a note of $21 million in the first three quarters of 2006 and transition services income of $5 million in the first three quarters of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

In the first three quarters of 2007, cash generated from operations provided the major source of funds for the company. Cash provided by operating activities was $374 million in the first three quarters of 2007 compared to $351 million in the first three quarters of 2006. Operating cash flows were positively affected by increased year-over-year earnings and improvements in certain working capital balances. Cash and cash equivalents totaled $233 million at September 30, 2007 compared to $156 million at December 31, 2006.

Investing Activities

Cash used in investing activities was $115 million in the first three quarters of 2007 compared to $678 million in the first three quarters of 2006. During the third quarter of 2007, the company acquired two businesses for aggregate cash consideration of $53 million. Capital spending increased to $226 million in the first three quarters of 2007 compared to $186 million in the first three quarters of 2006 due primarily to the addition of the plastic dispensing and sprayer technology business, expansion initiatives into emerging markets and capital requirements for safety and energy related projects. For 2007, the company expects capital spending to be approximately $360 million.

During the first three quarters of 2007, the company generated $125 million from the sales of forestlands, corporate real estate and other assets, $9 million from the sale of an equity investment and $42 million in proceeds from cash surrender value policies. During the first three quarters of 2006, the company acquired Calmar for $714 million and completed the sale of a note that was received as part of the consideration for the sale of the printing and writing papers business in 2005 generating proceeds of $109 million. In addition, during the first three quarters of 2006 the company generated $39 million from sales of corporate real estate and other assets, $14 million from the sale of forestlands and $64 million in proceeds from cash surrender value policies.

Financing Activities

Cash used in financing activities was $200 million in the first three quarters of 2007 compared to cash provided by financing activities of $153 million in the first three quarters of 2006. Net cash used in financing activities in the first three quarters of 2007 was driven by dividend payments of $127 million, stock repurchases of $86 million, a net reduction in notes payable of $71 million, long-term debt payments of $48 million and other uses of funds of $39 million, offset in part by proceeds from exercises of stock options of $156 million, long-term debt borrowings of $13 million and other sources of funds of $2 million. Net cash provided by financing activities in the first three quarters of 2006 was driven by a net increase in notes payable of $257 million, proceeds from exercises of stock options of $28 million, long-term debt borrowings of $2 million and other sources of funds of $40 million, offset in part by dividend payments of $125 million, stock repurchases of $47 million and long-term debt payments of $2 million.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

At September 30, 2007, notes payable and current maturities of long-term debt in the consolidated balance sheet included $75 million of short-term borrowings made under two bilateral credit facilities. The effective interest rates on these bilateral credit facilities ranged from 5.56% to 5.94% per annum. Under each facility, either party may terminate the facility at any time; however, such termination would not affect the stated maturity of any amount outstanding under the facility.

The percentage of total debt to total capitalization (which excludes deferred taxes) for the company was 39.7% at September 30, 2007 and 42.2% at December 31, 2006. At September 30, 2007, the company had $123 million of notes payable and current maturities of long-term debt compared to $211 million at December 31, 2006.

On each of January 23, April 30 and June 26 of 2007, the company’s Board of Directors declared a dividend of $0.23 per share. During the first three quarters of 2007 and 2006, the company paid $127 million and $125 million in dividends, respectively, to its shareholders. Outstanding shares of the company’s common stock at September 30, 2007 and 2006 were 184.7 million and 181.2 million, respectively.

On November 1, 2007, the company’s Board of Directors declared a regular quarterly dividend of $0.23 cents per common share. The payment of the dividend will be made on December 3, 2007, to shareholders of record at the close of business on November 11, 2007.

Environmental and Legal Matters

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $20 million in environmental capital expenditures in 2007. Approximately $34 million and $47 million was spent on environmental capital projects in 2006 and 2005, respectively.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2007, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2007, there were approximately 400 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2007, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Outlook – Fourth Quarter 2007

Packaging Resources

MeadWestvaco expects solid year-over-year segment profit improvement in its Packaging Resources segment. Backlogs remain seasonally firm for the company’s key paperboard products. Costs for wood, oil-based materials and freight are expected to remain elevated in the fourth quarter. The company, however, expects to continue to overcome the impact of input cost inflation with price realizations, mix improvements and productivity gains.

Consumer Solutions

In the Consumer Solutions segment, MeadWestvaco expects segment profit to be level or slightly below the fourth quarter of 2006. Solid performance in beverage and food packaging and continued growth in the global personal care and healthcare packaging businesses, as well as price realizations to help offset higher plastic resin and stainless steel costs used in our plastic dispensing and sprayer technology business, will be impacted by a slower than expected recovery in the lawn and garden business, and by the effects of purchase accounting and ramp-up investments related to the acquisitions of Keltec Dispensing Systems and Hayes Products.

Consumer & Office Products

In the Consumer & Office Products segment, MeadWestvaco expects segment profit to be similar to year-ago levels. Continued benefits from improved product mix and productivity will be offset by lower volumes and higher input costs for raw materials.

Specialty Chemicals

In the Specialty Chemicals segment, MeadWestvaco expects segment profit to be similar to year-ago levels. Continued price improvement across all product lines will be offset by volume declines in carbon and building materials products, and by continued input cost inflation.

Cost Initiative and Restructuring Actions

In 2005, we launched a cost reduction initiative to improve the efficiency of our business model. As part of this initiative, we are focusing on reducing the cost structure across the company by redesigning general and administrative services with a plan to move to a more simplified, standardized global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative is to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2008. Specific actions were completed in the first three quarters of 2007 resulting in additional run-rate savings of about $36 million, bringing cumulative run-rate savings through September 30, 2007 to $161 million, before inflation. We anticipate achieving run-rate savings of $175 million to $185 million by the end of 2007 with the remaining balance of the $200 million run-rate savings expected to be achieved in 2008; however, we will look for opportunities to pull forward more savings into 2007.

During the third quarter and first three quarters of 2007, the company recorded restructuring charges of $20 million and $44 million, respectively, related to asset write-downs, employee separation costs and other restructuring actions. Management expects to incur between $55 million and $65 million in restructuring charges in 2007.

Other Items

Capital spending was $78 million in the third quarter of 2007 and $226 million in the first three quarters of 2007, and is expected to increase to $360 million in 2007 compared to $302 million in 2006 due primarily to the addition of the plastic dispensing and sprayer technology business, expansion initiatives into emerging markets and capital requirements for safety and energy related projects. Depreciation, depletion and amortization expense was $127 million and $391 million in the third quarter and first three quarters of 2007, respectively, and is expected to be about $525 million in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Interest expense totaled $55 million and $163 million in the third quarter and first three quarters of 2007, respectively. Management expects interest expense to be in the range of $210 million to $220 million in 2007.

Management estimates overall pension income in 2007 to be approximately $53 million, which will be derived primarily from the domestic plans. This estimate assumes a discount rate of 5.75%, a salary increase rate of 4.0% and an expected rate of return on assets of 8.5%.

The annual effective tax rate for 2007 is estimated to be about 30%.

Significant Transactions

Sale of Forestlands

On September 24, 2007, the company completed the sale of approximately 62,000 acres of West Virginia forestlands for $93 million. The transaction resulted in a pre-tax gain of $83 million in the third quarter of 2007, or $0.29 per share, and is included in other income, net in the consolidated statements of operations.

Restructuring Charges

Quarter ended September 30, 2007

During the third quarter of 2007, MeadWestvaco recorded pre-tax restructuring charges of $20 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $16 million was recorded within cost of sales and $4 million was recorded within selling, general and administrative expenses. Approximately $5 million was related to employee separation costs and $15 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the third quarter of 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million of which $1 million was related to employee separation costs and $3 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the third quarter of 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S resulting in pre-tax charges of $1 million related to employee separation costs.

All other:

During the third quarter of 2007, the company recorded additional pre-tax charges of $15 million of which $3 million was related to employee separation costs and $12 million was related to asset write-downs and other restructuring actions primarily related to the scheduled fourth quarter 2007 closure of a plant within the Specialty Papers division.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table summarizes these charges by business segment for the third quarter of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$1	$3	$4
Consumer & Office Products	1	—	1
All other	3	12	15

	$5	$15	$20

Three Quarters ended September 30, 2007

During the first three quarters of 2007, MeadWestvaco recorded pre-tax restructuring charges of $44 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $25 million was recorded within cost of sales and $17 million was recorded within selling, general and administrative expenses. Additionally, $2 million was recorded within other income, net. Approximately $14 million was related to employee separation costs and $30 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Consumer Solutions:

During the first three quarters of 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $18 million of which $7 million was related to employee separation costs and $11 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the first three quarters of 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $4 million of which $2 million was related to employee separation costs and $2 million was related to asset write-downs and other restructuring actions.

All other:

During the first three quarters of 2007, the company recorded additional pre-tax charges of $22 million of which $13 million was related to the scheduled fourth quarter 2007 closure of a plant within the Specialty Papers division. Of the total amount, $5 million was related to employee separation costs and $17 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first three quarters of 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$7	$11	$18
Consumer & Office Products	2	2	4
All other	5	17	22

	$14	$30	$44

Quarter ended September 30, 2006

During the third quarter of 2006, MeadWestvaco recorded pre-tax restructuring charges of $17 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $9 million was recorded within cost of sales and $8 million was recorded in selling, general and administrative expenses. Approximately $8 million was related to employee

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

separation costs and $9 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Packaging Resources:

During the third quarter of 2006, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $7 million of which $6 million was related to employee separation costs as a result of the company’s realignment of its packaging platform and $1 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the third quarter of 2006, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in North America. Those actions resulted in pre-tax charges of $3 million of which $1 million was related to employee separation costs and $2 million was related to asset write-downs and other restructuring actions.

All other:

During the third quarter of 2006, the company recorded additional pre-tax charges of $7 million. Of this amount, $1 million was related to employee separation costs associated with the company’s relocation of its corporate headquarters and $6 million was related to asset write-downs and other restructuring actions.

The following table summarizes these net charges by business segment for the third quarter of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$6	$1	$7
Consumer & Office Products	1	2	3
All other	1	6	7

	$8	$9	$17

Three Quarters ended September 30, 2006

During the first three quarters of 2006 in connection with the company’s realignment of its packaging platform and the relocation of its corporate headquarters, MeadWestvaco recorded pre-tax restructuring charges of $80 million in connection with employee separation costs, asset write-downs and other restructuring actions. Of this amount, $36 million was recorded within cost of sales and $35 million was recorded within selling, general and administrative expenses. Additionally, $9 million was recorded within other income, net. Approximately $34 million was related to employee separation costs and $46 million was related to asset write-downs and other restructuring actions. Although these charges were related to individual business segments, such amounts are included in Corporate and other for segment reporting purposes.

Packaging Resources:

During the first three quarters of 2006, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $40 million of which $14 million was related to employee separation costs and $26 million was related to asset write-downs primarily in connection with the impairment of two bleached paperboard machines permanently abandoned in the second quarter of 2006.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products:

During the first three quarters of 2006, the Consumer & Office Products segment had various restructuring actions in connection with its operations in North America resulting in pre-tax charges of $4 million of which $3 million was related to employee separation costs and $1 million was related to asset write-downs and other restructuring actions.

All other:

During the first three quarters of 2006, the company recorded additional pre-tax charges of $36 million of which $17 million was related to employee separation costs and $19 million was related to asset write-downs and other restructuring actions.

The following table summarizes these charges by business segment for the first three quarters of 2006:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$14	$26	$40
Consumer & Office Products	3	1	4
All other	17	19	36

	$34	$46	$80

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. There was no material change in the company’s exposure to market risk during the quarter ended September 30, 2007.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures.” This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2007, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three quarters ended September 30, 2007, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2005, the company’s Board of Directors authorized the future repurchase of up to 5 million shares of MeadWestvaco common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There were no stock swaps or stock repurchases in the third quarter of 2007. The number of shares available under this program at September 30, 2007 was 2,057,822.

On November 1, 2007, the company’s Board of Directors authorized the repurchase of up to $400 million of MeadWestvaco common stock with proceeds from the recent sales of approximately 290,000 acres of owned forestlands and 95,000 acres of forestlands under long-term timber contracts.

Item 6.	EXHIBITS

(a)	Exhibits

(3.1)	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K filed on May 1, 2006, File No. 000-31215, and incorporated herein by reference.

(3.2)	Amended and Restated Bylaws of the Registrant, previously filed as Exhibit 3.1 to the company’s Form 8-K filed on August 31, 2007, File No. 001-31215, and incorporated herein by reference.

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

November 6, 2007	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer