Form 10-K
period 2007-12-31
MEADWESTVACO CORP
filed 2008-02-28
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period, the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2007, the aggregate market value of common stock held by nonaffiliates was $6,379,792,327. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2008, the number of shares of common stock of the Registrant outstanding was 173,852,606.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 28, 2008, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 27, 2008.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco” or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, provides packaging solutions to many of the world’s most-admired brands in the food and beverage, media and entertainment, personal care, home and garden, cosmetics, and health care industries and operates in more than 30 countries. MeadWestvaco’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals.

Packaging Resources

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at four U.S. mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring and wall panels, as well as pad stock for electronic components.

Consumer Solutions

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs, CDs, video games and software; cosmetics and pharmaceutical products; and dispensing and sprayer technology systems for personal care, healthcare, fragrance and home and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage, dairy and other customers to package their products.

Consumer & Office Products

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

Specialty Chemicals

The Specialty Chemicals segment manufacturers, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, and chemicals used in printing inks, asphalt paving, adhesives and lubricants.

For a more detailed description of our business segments, including financial information, see Note R of Notes to Financial Statements included in Part II, Item 8.

Community Development and Land Management Group

In 2007, MeadWestvaco established a new business unit to manage higher-value opportunities for its U. S. landholdings. The Community Development and Land Management Group is expected to generate long-term value and sustainable cash flow from development and enhancement strategies across the company’s landholdings in the U. S., including engaging in value-added real estate development activities such as obtaining entitlements and establishing joint ventures and other development-related arrangements, while continuing to manage the supply of wood fiber used by the company’s mills.

Part of the company’s land management strategy involves segmenting and managing its U.S. landholdings for highest value opportunities. In 2007, the company completed two significant sales of non-strategic forestlands including approximately 62,000 acres located in West Virginia and approximately 228,000 owned acres and approximately 95,000 acres under long-term timber contracts located in Alabama and Georgia, which represents a permanent reduction to its forestlands asset base. In connection with the sale of the Alabama and Georgia forestlands, the company entered into a long-term fiber supply agreement with the buyer providing for future delivery of pulpwood and related products at market prices.

Notwithstanding the above, the company’s strategy continues to include providing a portion of our wood fiber from company-owned land and relying on private forestlands owners and private contractors and suppliers for the balance, based on the location of our mills and composition of surrounding forestlands ownership. We expect to continue to obtain our wood requirements from company-owned or controlled forestlands, from private forestland owners and private contractors or suppliers, including participants in our Cooperative Forest Management Program which provides an additional source of wood fiber from acreage owned by participating landowners and managed with assistance from company foresters. We believe that these sources will be able to adequately supply our needs.

As of December 31, 2007, we owned approximately 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforests); and approximately 817,000 acres of forestlands in the U.S., including 311,000 acres in the Appalachian region and 506,000 acres in the Southeast.

Specialty Papers

The Specialty Papers business produces highly engineered materials that provide solutions for more technically demanding needs. These products and applications include friction papers used in the automotive industry, base papers for pressure sensitive tapes, coated covers for demanding commercial printing jobs and a variety of special application papers designed to meet the customized needs of our customers.

Marketing and distribution

The principal markets for our products are in North America, South America, Europe and Asia. We operate in over 30 countries and serve customers in approximately 100 nations. Our products are sold through a combination of our own sales force and paperboard merchants and distributors. The company has sales offices in key cities throughout the world.

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

Competition

MeadWestvaco operates in a very challenging global marketplace and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, our business is affected by a range of macroeconomic conditions, including industry capacity changes, a trend in the packaging, paperboard and forest products industry toward consolidation, global competition, economic conditions in the U.S. and abroad, and currency exchange rates.

We compete principally through quality, price, value-added products and services such as packaging solutions, customer service, innovation, technology and product design. Our proprietary trademarks and patents, in the aggregate, are also important to our competitive position in certain markets.

The Packaging Resources segment competes globally with manufacturers of value-added bleached and unbleached paperboard for packaging and graphic applications, as well as specialty paperboards. The Consumer Solutions segment competes globally with numerous packaging service providers in the package design, development, and manufacturing arenas, as well as the manufacture of dispensing and spraying systems. The Consumer & Office Products segment competes with national and regional converters, as well as foreign producers, especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions.

Environmental laws and regulations

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, including those relating to global climate change, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will make approximately $26 million of environmental capital expenditures in 2008 and approximately $28 million in 2009. Approximately $19 million was spent on environmental capital projects in 2007.

We have been notified by the U.S. Environmental Protection Agency (EPA) or by various state or local governments that the company may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by MeadWestvaco. The company is currently named as a potentially responsible party (PRP), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all of these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. We regularly evaluate our potential liability at these various sites. At December 31, 2007, MeadWestvaco had recorded liabilities of approximately $21 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The liabilities do not include the anticipated capital expenditures previously stated. Management believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the recorded environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is management’s judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations. Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3.

Employees

MeadWestvaco employs approximately 24,000 people worldwide, of whom approximately 14,000 are employed in the U.S. and approximately 10,000 are employed internationally. Approximately 6,400 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco’s European facilities have separate house union agreements or series of agreements specific to the workforce at each facility. MeadWestvaco has not recently experienced any work stoppages and considers its relationship with employees, including those covered by collective bargaining agreements, to be good. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and at present the company is in the process of negotiating new agreements at four manufacturing locations covering approximately 1,000 employees. Negotiations for an agreement at a fifth location covering approximately 1,000 employees have been held in abeyance pending the outcome of a petition for an election filed with the National Labor Relations Board by a competing labor union seeking to represent those employees. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of these negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to U.S. operations were 69%, 72% and 72% for the years ended December 31, 2007, 2006 and 2005, respectively. Export sales from MeadWestvaco’s U.S. operations were approximately 14%, 14% and 13% for the years ended December 31, 2007, 2006 and 2005, respectively. Sales that were attributable to foreign operations were 31%, 28% and 28% for the years ended December 31, 2007, 2006 and 2005, respectively. For more information about U.S. and foreign operations, see Note R of Notes to Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.meadwestvaco.com. Please note that MeadWestvaco’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MeadWestvaco makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of our website. The MeadWestvaco Corporation’s Corporate Governance Principles, our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, and Safety, Health and Environment Committee) and our Code of Conduct can be found at our website at the following address: http://us.meadwestvaco.com/AboutUs/InvestorRelations/CorporateGovernance/index.htm.

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

Certain of the company’s consumer packaging converting businesses are affected by consumer behavior and new technology which can significantly impact operating results and cash flows.

Changes in consumer behavior and technology for the distribution of consumer products, such as music and video entertainment, can, and is having a dramatic impact on the demand for packaging products produced by the company’s packaging converting businesses.

The company faces intense competition in each of its businesses, and competitive challenges from lower cost manufacturers in overseas markets. If we cannot successfully compete in an increasingly global market place, our operating results may be adversely affected.

The company operates in competitive domestic and international markets and competes with many large, well-established and highly competitive manufacturers and service providers, both domestically and on a global basis. The company’s businesses are facing competition from lower cost manufacturers in Asia and elsewhere. In addition, there is a risk that growth in paperboard capacity could outpace demand. All of these conditions can contribute to substantial pricing and demand pressures, which could adversely affect the company’s operating results.

A key component of the company’s competitive position is MeadWestvaco’s ability to manage expenses successfully. This requires continuous management focus on reducing and improving efficiency through cost controls, productivity enhancements and regular appraisal of our asset portfolio.

The company’s operations are increasingly global in nature, particularly in our consumer packaging businesses. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in exchange rates and other factors related to our international operations.

Approximately 45% of the company’s annual revenues in 2007 were derived from export sales and sales from locations outside of the U.S. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

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

The company continues to realign and restructure its consumer packaging converting businesses. Although the company believes that it will implement and manage the reorganization effectively to achieve substantial savings for the company, these major changes have attendant inherent risks, including the potential for disruption in our packaging converting businesses and operations as we implement the realignment.

The company’s consumer packaging converting businesses continues to be transitioned into a focused consumer packaging converting group. The company’s leadership expects to successfully and seamlessly manage these transitions. However, any major reorganization presents challenges and it is possible that there could be disruptions in our business and operations during the transition period. Disruptions in production, quality control, customer service and innovation, as well as in other aspects of our operations, could negatively impact our results of operations.

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on addressing public concerns regarding global climate change. In recent years, acting unilaterally, the company has successfully reduced its total carbon dioxide emissions, even as overall production has increased. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. Certain pending legislation, however, would eventually mandate broad reductions of total greenhouse gas emissions in the U. S. several years after enactment. This legislation, could, unless it is modified in certain respects, eventually affect the long term results of some of the company’s more energy intensive operations

Changes in environmental laws and regulation, or their application, including but not limited to those relating to global climate change, could subject the company to significant additional capital expenditures and operating expenses. However, any such changes are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

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

Additional information regarding environmental proceedings involving MeadWestvaco is set forth in Part I, Item 3.

Our business could be adversely affected by strikes or work stoppages and other labor issues.

Approximately one-quarter of our employees are represented by various labor unions under collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time. If we are unable to negotiate new agreements without work stoppages, it could negatively impact our ability to manufacture our products and adversely affect results of operations.

The real estate industry is highly competitive and economically cyclical.

The company has announced plans to transition from a large-tract land seller to engaging in value-added real estate development activities, including obtaining entitlements and establishing joint ventures and other development-related arrangements. Many of our competitors in this industry have greater resources and experience in real estate development than we have currently. In addition, our ability to execute our plans to divest or otherwise realize the greater value associated with our forestlands may be affected by the following factors, among others:

•	General economic conditions, including credit markets and interest rates.

•	Local real estate market conditions, including competition from sellers of land and real estate developers.

•	Impact of federal, state and local laws and regulations affecting land use, land use entitlements, land protection and zoning.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

MeadWestvaco is headquartered in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. For information concerning our forestlands, see Part I, Item 1. The locations of MeadWestvaco’s production facilities are as follows:

Packaging Resources
Blumenau, Santa Catarina, Brazil	North Charleston, South Carolina
Cottonton, Alabama	Pacajus, Ceara, Brazil
Covington, Virginia	Silsbee, Texas
Evadale, Texas	Summerville, South Carolina
Feira de Santana, Bahia, Brazil	Tres Barras, Santa Catarina, Brazil
Low Moor, Virginia	Valinhos, São Paulo, Brazil
Manaus, Amazonas, Brazil	Venlo, The Netherlands

Consumer Solutions
Ajax, Ontario, Canada	Mebane, North Carolina
Atlanta, Georgia	Melrose Park, Illinois (Leased)
Barcelona, Spain	Milan, Italy (Leased)
Bilboa, Spain	Moscow, Russian Federation (Leased)
Bristol, United Kingdom	Pittsfield, Massachusetts (Leased)
Buenos Aires, Argentina (Leased)	Roosendaal, The Netherlands
Bydgoszcz, Poland	San Luis Potosi, Mexico
Caguas, Puerto Rico (Leased)	Seoul, Korea
Chateauroux, France	Shimada, Japan
Corby, United Kingdom (Leased)	Slough, United Kingdom (Leased)
Deols, France	Smyrna, Georgia
Drunen, The Netherlands (Leased)	Svitavy, Czech Republic
Dublin, Ireland (Leased)	Swindon, United Kingdom (Leased)
Elizabethtown, Kentucky	Thalgau, Austria (Leased)
Enschede, The Netherlands	Tijuana, Mexico (Leased)
Freden, Germany	Toronto, Canada (Leased)
Grandview, Missouri	Tokyo, Japan
Graz, Austria	Trier, Germany
Grover, North Carolina	Troyes, France
Hemer, Germany	Uden, The Netherlands (Leased)
Jacksonville, Illinois	Valinhos, São Paulo, Brazil
Krakow, Poland	Warrington, Pennsylvania (Leased)
Lanett, Alabama	Warsaw, Poland (Leased)
Littlehampton, United Kingdom (Leased)	Washington Court House, Ohio
London, United Kingdom (Leased)	Winfield, Kansas
Louisa, Virginia (Leased)	Wuxi, People’s Republic of China
Manaus, Amazonas, Brazil

Consumer & Office Products
Alexandria, Pennsylvania	Kettering, Ohio
Bauru, São Paulo, Brazil	Los Angeles, California
Dallas, Texas	Sidney, New York
Enfield, Connecticut	Springfield, Massachusetts
Indianapolis, Indiana	Toronto, Ontario, Canada
Kenosha, Wisconsin	Williamsburg, Pennsylvania

Specialty Chemicals
Albuquerque, New Mexico	Shaxian, People’s Republic of China
Covington, Virginia	Waynesboro, Georgia
DeRidder, Louisiana	Wickliffe, Kentucky
North Charleston, South Carolina

Specialty Papers
Potsdam, New York	South Lee, Massachusetts

Community Development and Land Management Group and Forestry Centers
Rupert, West Virginia	Tres Barras, Santa Catarina, Brazil
Summerville, South Carolina	Waverly Hall, Georgia

Research Facilities
Raleigh, North Carolina (Leased)	Shekou Shenzhen, People’s Republic of China
North Charleston, South Carolina	Tres Barras, Santa Catarina, Brazil

Leases

For financial data on MeadWestvaco’s lease commitments, see Note H of Notes to Financial Statements included in Part II, Item 8.

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

MeadWestvaco owns all of the facilities listed above, except as noted, and pending purchases.

Item 3.	Legal proceedings

In 1998 and 1999, the U.S. Environmental Protection Agency (EPA) issued Notices of Violation to eight paper industry facilities, including Westvaco’s Luke, Maryland mill, alleging violation of the prevention of significant deterioration (PSD) regulations under the Clean Air Act. On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought by the EPA against Westvaco asserting violations in connection with capital projects at the mill carried out in the 1980s. The action alleges that Westvaco did not obtain PSD permits or install required pollution controls, and sought penalties of $27,500 per day for each claimed violation together with the installation of control equipment. MeadWestvaco strongly disagrees with the EPA’s allegations of Clean Air Act violations by Westvaco and is vigorously defending this action. On April 23, 2001, the Court granted Westvaco’s Motion for Partial Dismissal and dismissed the EPA’s claims for civil penalties under the major counts of the complaint. The Court held that these significant penalties were barred by the applicable statute of limitations. Following initial discovery, and in response to Motions for Partial Summary Judgment filed by Westvaco, the government abandoned several of its claims for injunctive relief. Motions for summary judgment on discrete issues were filed and a hearing was conducted in 2005. The motions remain pending. No trial date has been set, but a trial, if needed, is not expected to commence before late 2008. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

In 2004, the company and other potentially responsible parties (PRPs) reached a settlement and signed a Consent Decree with the EPA concerning the Chattanooga Creek Superfund Site. Under the terms of the Consent Decree, the private PRPs, including MeadWestvaco, were required to implement final remedial action at the Chattanooga Creek Superfund Site, which was completed in 2007.

MeadWestvaco has established liabilities of approximately $21 million relating to environmental proceedings. Additional information is included in Part I, Item 1, and Note O of Notes to Financial Statements included in Part II, Item 8.

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

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2007.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	59	Chairman and Chief Executive Officer	2002
James A. Buzzard	53	President	2003
E. Mark Rajkowski	49	Senior Vice President and Chief Financial Officer	2004
Mark S. Cross	51	Senior Vice President	2006
Linda V. Schreiner	48	Senior Vice President	2002
Bruce V. Thomas	51	Senior Vice President	2007
Mark T. Watkins	54	Senior Vice President	2002
Wendell L. Willkie, II	56	Senior Vice President, General Counsel and Secretary	2002
Donna O. Cox	44	Vice President	2005
Robert E. Birkenholz	47	Treasurer	2004
John E. Banu	60	Controller	2002

*	As of February 28, 2008
**	Director of MeadWestvaco

MeadWestvaco’s officers are elected by the Board of Directors annually for one-year terms.

John A. Luke, Jr., President and Chief Executive Officer, 2002-2003, Chairman of the Board, Chief Executive Officer and President of Westvaco, 1996-2002;

James A. Buzzard, Executive Vice President, 2002-2003, Executive Vice President of Westvaco, 2000-2002, Senior Vice President, 1999, Vice President, 1992-1999;

E. Mark Rajkowski, Vice President, Eastman Kodak Company and General Manager Worldwide Operations for Kodak’s Digital and Film Imaging Systems Business, 2003-2004; Chief Operating Officer of Eastman Kodak’s Consumer Digital Business, 2003; Vice President, Finance of Eastman Kodak, 2001-2002; Corporate Controller of Eastman Kodak, 1998-2001;

Mark S. Cross, Senior Vice President and Group President of Europe, Middle East and Africa Region, JohnsonDiversey 2003-2006; President, Kimberly-Clark Professional, 2001-2003;

Linda V. Schreiner, Senior Vice President of Westvaco, 2000-2002, Manager of Strategic Leadership Development, 1999-2000, Senior Manager of Arthur D. Little, Inc., 1998-1999, Vice President of Signet Banking Corporation, 1988-1998;

Bruce V. Thomas, President and Chief Executive Officer, Cadmus Communications Corporation, 2000-2007;

Mark T. Watkins, Vice President of Mead, 2000-2002, Vice President, Human Resources and Organizational Development of the Mead Paper Division, 1999, Vice President, Michigan Operations of Mead Paper Division, 1997;

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco, 1996-2002;

Donna O. Cox, Director, External Communications, 2003-2005, Manager, Integration / Internal Communications, 2002-2003, Public Affairs Manager of Westvaco’s Packaging Resources Group, 1999-2002;

Robert E. Birkenholz, Assistant Treasurer, 2003-2004; Assistant Treasurer, Amerada Hess Corporation, 1997-2002;

John E. Banu, Vice President of Westvaco, 1999-2002; Controller, 1995-1999.

There are no family relationships among executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2007		Year ended December 31, 2006
STOCK PRICES	High	Low	High	Low
First quarter	$32.46	$28.39	$28.70	$25.27
Second quarter	36.01	30.92	30.85	26.21
Third quarter	36.50	28.66	28.15	24.76
Fourth quarter	34.61	29.53	30.50	26.35

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2007, the number of shareholders of record of MeadWestvaco common stock was approximately 24,700. This number includes approximately 13,900 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2007	Year ended December 31, 2006
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23

Year	$0.92	$0.92

MeadWestvaco currently expects that comparable cash dividends will continue to be paid in the future.

(d)	Common stock repurchases

During the quarter ended December 31, 2007, the company had the following common stock share repurchases:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2007 – October 31, 2007	—	—	—	2,057,822
November 1, 2007 – November 30, 2007	10,000,000	$31.27	10,000,000	6,086,979
December 1, 2007 – December 31, 2007	1,097,454	$31.27	1,095,788	4,991,191

(1)	The company has two publicly announced share repurchase programs:

Under the first program, in October 2005 the company’s Board of Directors authorized the future purchase of up to 5 million shares of MeadWestvaco’s common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There were no stock purchases related to this program in the fourth quarter of 2007. The number of shares available under this program at December 31, 2007 was 2,057,822 shares. This program will expire upon the purchase of 5 million shares.

Under the second program, which was approved by the company’s Board of Directors on November 1, 2007, the company entered into an accelerated share repurchase agreement with a financial institution counterparty (the “Counterparty”) on November 20, 2007 to purchase $400 million of MeadWestvaco’s common stock. The agreement is a collared transaction in which the company agreed to purchase for $400 million a number of its shares to be determined based on the volume weighted average price (“VWAP”) of its common stock during a specified period of time, subject to certain provisions that establish minimum and maximum numbers of shares that may be purchased. The hedge period for determining the minimum and maximum numbers of shares to be purchased ended on December 14, 2007, resulting in a minimum number of shares of 11,095,788 and a maximum number of shares of 14,029,157. On November 21, 2007 and December 14, 2007, the Counterparty delivered 10,000,000 shares and 1,095,788 shares, respectively. Accordingly, the company received 11,095,788 shares through December 31, 2007, equivalent to the minimum number of shares to be delivered. The VWAP of MeadWestvaco’s common stock as defined in the agreement through December 31, 2007 was $31.27 per share. At the conclusion of the program, which will be no later than June 2008, the company may receive additional shares up to the maximum number of 14,029,157 for no additional payment. The maximum number of shares that may yet be purchased under this program at November 30, 2007 and December 31, 2007 was 4,029,157 and 2,933,369, respectively, computed as the maximum number of shares of 14,029,157 less the number of shares delivered to date. In certain extraordinary events that result in a substantial increase in the company’s stock price during a specified period of time up to a period of six months from the inception of the agreement, the company may be required to return some of the shares it received to the Counterparty.

Item 6.	Selected financial data

In millions, except per share data

	Years ended December 31,
	2007		2006		2005	2004	2003
EARNINGS
Net sales	$6,906		$6,530		$6,170	$6,060	$5,566
Income from continuing operations	285		93		119	224	84
Discontinued operations	—		—		(91)	(573)	(62)
Cumulative effect of accounting change	—		—		—	—	(4)
Net income (loss)	285	[1]	93	[2]	28 [3]	(349)[4]	18 [5]
Income from continuing operations:
Per share—basic	1.56		0.52		0.62	1.11	0.42
Per share—diluted	1.56		0.52		0.62	1.10	0.42
Net income (loss) per share—basic	1.56		0.52		0.14	(1.73)	0.09
Net income (loss) per share—diluted	1.56		0.52		0.14	(1.72)	0.09
Depreciation, depletion and amortization	520		517		491	489	479

COMMON STOCK
Number of common shareholders (in thousands)	24,700		27,410		29,630	34,730	36,740
Weighted average number of shares outstanding:
Basic	183		181		192	202	200
Diluted	184		181		193	204	202
Cash dividends	$169		$167		$178	$186	$184
Per share:
Dividends declared	0.92		0.92		0.92	0.92	0.92
Book value	21.33		19.40		19.20	21.17	23.46

FINANCIAL POSITION
Working capital	$712		$550		$988	$882	$910
Current ratio	1.5		1.4		1.9	1.5	1.6
Property, plant, equipment and forestlands, net	$4,211		$4,523		$4,487	$4,688	$7,378
Total assets	9,837		9,285		8,908	11,646	12,470
Long-term debt, excluding current maturities	2,375		2,372		2,417	3,282	3,969
Shareholders’ equity	3,708		3,533		3,483	4,317	4,713
Debt to total capital	40%		42%		41%	46%	47%

OPERATIONS[6]
Primary production of paper, paperboard and market pulp (tons, in thousands)	3,980		3,950		3,945	6,702	6,318
New investment in property, plant, equipment and forestlands	$347		$302		$305	$317	$393
Acres of forestlands owned (in thousands)	952		1,251		1,251	2,179	2,347
Employees (in thousands)	24,000		24,000		22,200	29,400	29,500

[1]

2007 results include, after-tax restructuring charges of $54 million, or $0.29 per share, after-tax one-time costs related to the company’s cost initiative of $15 million, or $0.08 per share, and after-tax gains of $169 million, or $0.92 per share, from sales of forestlands.

[2]

2006 results include after-tax restructuring charges of $85 million, or $0.47 per share, after-tax one-time costs related to the company’s cost initiative of $26 million, or $0.14 per share, a gain on the sale of a payable-in-kind (PIK) note of $13 million, or $0.07 per share, an after-tax gain of $11 million, or $0.06 per share, from the sale of corporate real estate and after-tax gains of $18 million, or $0.10 per share, from sales of forestlands.

[3]

2005 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $91 million, or $0.48 per share, after-tax charges of $56 million, or $0.29 per share, related to the retirement of debt, after-tax restructuring charges of $20 million, or $0.10 per share, and after-tax gains of $37 million, or $0.19 per share, from sales of forestlands.

[4]

2004 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $573 million, or $2.82 per share, after-tax restructuring charges of $67 million, or $0.33 per share, and after-tax gains of $110 million, or $0.54 per share, from sales of forestlands.

[5]

2003 results include an after-tax loss from discontinued operations associated with the sale of the printing and writing papers business of $62 million, or $0.31 per share, an after-tax charge of $4 million, or $0.02 per share, for the cumulative effect of the initial adoption of Statement of Financial Accounting Standard (SFAS) No. 143, after-tax restructuring charges of $42 million, or $0.21 per share, after-tax charges of $17 million, or $0.08 per share, related to the early retirement of debt, after-tax gains of $8 million, or $0.04 per share, on the recovery of insurance settlements, and after-tax gains of $66 million, or $0.33 per share, from sales of forestlands.

[6]	Certain data for 2004 and all data for 2003 have not been revised to exclude discontinued operations.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2007, MeadWestvaco reported net income of $285 million, or $1.56 per share. Net income for the year included after-tax restructuring charges of $54 million, or $0.29 per share, related to employee separation costs, asset write-downs and other restructuring actions, and after-tax one-time costs of $15 million, or $0.08 per share, related to the company’s cost initiative. Also included in net income for 2007 were after-tax gains of $155 million, or $0.84 per share, from two significant large-tract forestlands sales of approximately 290,000 owned acres and approximately 95,000 acres under long-term timber contracts, and $14 million, or $0.08 per share, related to sales of small-tract forestlands. Comparable amounts for prior periods are noted later in this discussion. The amounts related to the items noted above are reflected in Corporate and Other for segment reporting purposes.

During 2007, the company generated strong revenue growth from higher selling prices and an improved product mix in many of its businesses, as well as from the addition of the dispensing and spraying systems business acquired in the third quarter of 2006 and the impact of favorable foreign exchange. These positive effects were partially offset by significant inflation in energy and raw material prices. In 2007, pre-tax input costs for energy, raw materials and freight were $141 million higher than in 2006, largely offsetting improvements in price and mix of $144 million. Cash flow provided by operating activities grew to $641 million in 2007 compared to $567 million in 2006, reflecting higher earnings and improvements in working capital.

MeadWestvaco’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals. For the year ended December 31, 2007, profit from the company’s business segments increased 7% to $584 million compared to $546 million for the year ended December 31, 2006. During 2007, higher selling prices, improved product mix and productivity, and the impact of favorable foreign exchange, more than offset higher input costs for energy, raw materials and freight. Refer to the individual segment discussion that follows for detail information for each segment. In 2005, the company exited its printing and writing papers business, which is recorded as discontinued operations in the consolidated financial statements.

RESULTS OF OPERATIONS

The following table summarizes our results for the years ended December 31, 2007, 2006 and 2005, as reported in accordance with accounting principles generally accepted in the U.S. All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2007	2006	2005
Net sales	$6,906	$6,530	$6,170
Cost of sales	5,710	5,399	5,087
Selling, general and administrative expenses	882	905	756
Interest expense	219	211	208
Other income, net	(305)	(83)	(16)

Income from continuing operations before income taxes	400	98	135
Income tax provision	115	5	16

Income from continuing operations	285	93	119
Discontinued operations	—	—	(91)

Net income	$285	$93	$28

Net income per share – basic and diluted:
Income from continuing operations	$1.56	$0.52	$0.62
Discontinued operations	—	—	(0.48)

Net income	$1.56	$0.52	$0.14

Comparison of Years ended December 31, 2007 and 2006

Sales were $6.91 billion and $6.53 billion for the years ended December 31, 2007 and 2006, respectively. Increased sales in 2007 were the result of the addition of the dispensing and spraying systems business acquired in the third quarter of 2006, higher selling prices, improved product mix and the impact of favorable foreign exchange, partially offset by lower volumes compared to 2006. Refer to the individual segment discussion that follows for detailed sales information for each segment.

Costs of sales were $5.71 billion and $5.40 billion for the years ended December 31, 2007 and 2006, respectively. Our gross margin in 2007 was approximately the same as 2006. In 2007, pre-tax input costs for energy, raw materials and freight were $141 million higher than in 2006. Restructuring charges and one-time costs included in cost of sales were $58 million and $53 million in 2007 and 2006, respectively. Maintenance costs are included in cost of sales and were $279 million in 2007 compared to $262 million in 2006.

Selling, general and administrative expenses were $882 million and $905 million for the years ended December 31, 2007 and 2006, respectively. Selling, general and administrative expenses as a percentage of sales were 12.8% and 13.9% for the years ended December 31, 2007 and 2006, respectively. Lower expense in 2007 compared to 2006 was due primarily to lower restructuring charges and one-time costs partially offset by the impact of the addition of the dispensing and spraying systems business acquired in the third quarter of 2006 and the impact of foreign exchange. Restructuring charges and one-time costs included in selling, general and administrative expenses were $48 million in 2007 compared to $102 million in 2006.

Pension income before settlements, curtailments and termination benefits was $54 million and $50 million for the years ended December 31, 2007 and 2006, respectively. Pension income is reflected in cost of sales and selling, general and administrative expenses, and is reported in Corporate and Other for segment reporting purposes.

Interest expense was $219 million and $211 million for the years ended December 31, 2007 and 2006, respectively. The increase in 2007 was primarily the result of higher interest from increased borrowings in connection with cash surrender value insurance policies compared to 2006.

Other income, net, was $305 million and $83 million for the years ended December 31, 2007 and 2006, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2007	2006
Gains on sales of large-tract forestlands in West Virginia, Alabama and Georgia	$(250)	—
Gains on sales of small-tract forestlands	(24)	(29)
Gain on sale of corporate real estate	—	(18)
Gain on sale of PIK note	—	(21)
Interest income	(20)	(20)
Asset impairments	2	20
Transition services income	—	(5)
Foreign currency exchange gains	(14)	(2)
Other, net	1	(8)

	$(305)	$(83)

Gains on sales of large and small-tract forestlands were $274 million and $29 million related to sales of 393,000 acres and 8,000 acres in 2007 and 2006, respectively. During 2006, the company recorded a $21 million gain on the sale of a PIK note received as part of the consideration for the sale of the printing and writing papers business in 2005. As part of the company’s initiative to reduce its real estate footprint, the company sold corporate real estate for a gain of $18 million in 2006. In 2006, income of $5 million was recorded from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement.

The company’s annual effective tax rate was approximately 29% and 5% for the years ended December 31, 2007 and 2006, respectively. The increase in the rate in 2007 compared to 2006 was primarily due to a shift in the level and mix of domestic versus foreign earnings, including pre-tax domestic gains of $274 million in 2007 compared to $29 million in 2006 from sales of forestlands.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and Corporate and Other.

Packaging Resources

	Years ended December 31,
In millions	2007	2006
Sales	$3,021	$2,953
Segment profit[1]	322	275

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at four U.S. mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring and wall panels, as well as pad stock for electronic components.

Sales for the Packaging Resources segment were $3.02 billion in 2007 compared to $2.95 billion in 2006. Increased sales were the result of higher selling prices, the impact of favorable foreign exchange and strengthened demand in key products. In 2007, product mix improvement also favorably impacted sales compared to 2006. Shipments of bleached paperboard in 2007 were 1,579,000 tons, down 4% from 2006 reflecting, in part, a shift by the company away from lower value grades. Shipments of CNK in 2007 were 1,096,000 tons, down 3% from 2006, with declines in beverage sales partially offset by higher sales of general packaging grades. Shipments of unbleached paperboard in 2007 were 839,000 tons, up 1% from 2006, as a result of higher shipments of general packaging grades. In 2007, bleached paperboard prices were up 4%, CNK prices were up 6% and unbleached paperboard prices were up 6% compared to 2006. Sales for the company’s Brazilian packaging operation, Rigesa Ltda., increased 20% in 2007 over 2006 driven by improved volume and the impact of favorable foreign exchange, partially offset by lower selling prices.

Profit for the Packaging Resources segment increased 17% to $322 million in 2007 compared to $275 million in 2006, reflecting improvements in pricing, mix and productivity, partially offset by higher input costs for raw materials and energy and lower volume. Earnings in 2007 benefited by $88 million from price increases and mix improvements, $35 million from improved productivity and $9 million from the impact of favorable foreign exchange compared to 2006. Earnings in 2007 were negatively impacted by $77 million from higher input costs, $6 million from volume declines and $2 million from higher other costs compared to 2006.

Consumer Solutions

	Years ended December 31,
In millions	2007	2006
Sales	$2,431	$2,170
Segment profit[1]	86	93

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs, CDs, video games and software; cosmetics and pharmaceutical products; and dispensing and sprayer technology systems for personal care, healthcare, fragrance and home and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage, dairy and other customers to package their products.

Sales for the Consumer Solutions segment increased 12% to $2.43 billion in 2007 compared to $2.17 billion in 2006. In 2007, sales improved in our beverage and healthcare business and benefited from the addition of the dispensing and spraying systems business acquired in the third quarter of 2006 and the impact of favorable foreign exchange. These positive effects were partially offset by decreased sales in the media business due to market-related declines.

Profit for the Consumer Solutions segment decreased 8% to $86 million in 2007 compared to $93 million in 2006. In 2007, earnings were negatively impacted by $26 million from higher input costs, $23 million from volume declines and $8 million from unfavorable pricing compared to 2006. In 2007, earnings benefited by $27 million from the impact of favorable foreign exchange and the earnings benefits from the dispensing and spraying systems business acquired in the third quarter of 2006, $20 million from improved productivity and $3 million from lower other costs compared to 2006.

Consumer & Office Products

	Years ended December 31,
In millions	2007	2006
Sales	$1,147	$1,143
Segment profit[1]	139	127

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

Sales for the Consumer & Office Products segment increased slightly to $1.15 billion in 2007 compared to $1.14 billion in 2006. In 2007, solid performance in the segment’s value-added branded consumer product lines, improved overall mix, the impact of favorable foreign exchange and solid performance in the Brazilian school products business were partially offset by lower volumes compared to 2006.

Profit for the Consumer & Office Products segment increased 9% to $139 million in 2007 compared to $127 million in 2006. In 2007, earnings were positively impacted by $43 million from price increases and mix improvements, $5 million from improved productivity and $4 million from other items, partially offset by higher input costs of $22 million and volume declines of $18 million compared to 2006. The effect of improved mix associated with the segment’s continued emphasis on proprietary, branded products was partially offset by lower basic product volume during 2007. This segment’s operating profit continues to be impacted by low-priced Asian imports.

Specialty Chemicals

	Years ended December 31,
In millions	2007	2006
Sales	$493	$493
Segment profit[1]	37	51

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufacturers, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, and chemicals used in printing inks, asphalt paving, adhesives and lubricants.

Sales for the Specialty Chemicals segment were $493 million in 2007, unchanged from 2006. In 2007, higher selling prices in most markets were offset by year-over-year volume declines for carbon-based products due to lower automobile production volumes in North America compared to 2006, and year-over-year volume declines for printing ink resins due to weakness in the publication inks industry.

Profit for the Specialty Chemicals segment was $37 million in 2007 compared to $51 million in 2006. In 2007, decreased earnings reflect $25 million of higher input costs, volume declines of $11 million and other items of $11 million, partially offset by the positive effects of pricing and mix improvements of $33 million compared to 2006.

Corporate and Other

	Years ended December 31,
In millions	2007	2006
Sales	$217	$219
Corporate and Other loss[1]	(184)	(448)

[1]

Corporate and Other loss may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest income and expense, and gains on asset sales.

Corporate and Other includes the company’s specialty paper business, forestry operations and corporate support staff services, and related assets and liabilities. The results also include income and expense items not directly associated with segment operations, such as certain legal charges and settlements, restructuring charges and one-time costs, pension income, interest income and expense, and other charges.

Corporate and Other loss was $184 million in 2007 compared to a loss of $448 million in 2006. The decrease in the loss reflects gains of $250 million in 2007 from sales of large-tract forestlands related to approximately 290,000 owned acres and approximately 95,000 acres under long-term timber contracts. In 2007 compared to 2006, lower restructuring charges and one-time costs of $65 million were partially offset by certain items in the 2006 results including a $21 million gain from the sale of a PIK note, an $18 million gain from the sale of corporate real estate and $5 million in transition services income from New Page Corporation. In 2007, gains from sales of small-tract forestlands were lower by $5 million and other costs were higher by $2 million compared to 2006.

Comparison of Years ended December 31, 2006 and 2005

Sales were $6.53 billion and $6.17 billion for the years ended December 31, 2006 and 2005, respectively. Increased sales in 2006 were the result of higher selling prices and improved product mix in many of our businesses, partially offset by weaker demand for certain products compared to 2005. The 2006 results include $206 million from the addition of the dispensing and spraying systems business, which was acquired in July 2006. Refer to the individual segment discussion that follows for detailed sales information for each segment.

Cost of sales was $5.40 billion and $5.09 billion for the years ended December 31, 2006 and 2005, respectively. Our gross margin in 2006 was approximately the same as 2005. In 2006, pre-tax input costs for energy, raw materials and freight were $159 million higher than in 2005. Restructuring charges included in cost of sales were $53 million and $18 million for the years ended December 31, 2006 and 2005, respectively. Maintenance costs and the effects of market-related downtime are reflected in cost of sales. Total maintenance costs in 2006 were $262 million compared to $244 million in 2005. In 2006, the company took no significant market-related downtime, while in 2005 the company took 109,000 tons of market-related downtime which had a negative impact on results of $31 million. In 2005, the mix of market-related downtime varied by business, but primarily occurred in the Packaging Resources segment. The effects of market-related downtime consist of the unabsorbed fixed manufacturing costs due to lower production, but do not include lost profits due to lower shipment levels.

Selling, general and administrative expenses were $905 million and $756 million for the years ended December 31, 2006 and 2005, respectively. Selling, general and administrative expenses as a percentage of sales were 13.9% and 12.3% for the years ended December 31, 2006 and 2005, respectively. Higher expense in 2006 was due primarily to increased restructuring charges and one-time costs, the addition of the dispensing and spraying systems business in July 2006 and higher share-based compensation compared to 2005. Restructuring charges included in selling, general and administrative expenses were $60 million in 2006 and $11 million in 2005. Incremental costs in selling, general and administrative expenses in 2006 compared to 2005 included certain one-time costs, the addition of the dispensing and spraying systems business and share-based compensation in the amounts of $42 million and $26 million, respectively.

Pension income from continuing operations, before settlements, curtailments and termination benefits was $50 million and $67 million for the years ended December 31, 2006 and 2005, respectively. Pension income is reflected in cost of sales and selling, general and administrative expenses, and is reported in Corporate and Other for segment reporting purposes.

Interest expense from continuing operations was $211 million and $208 million for the years ended December 31, 2006 and 2005, respectively. The increase in interest expense in 2006 compared to 2005 was the result of incremental short-term borrowings obtained in connection with the dispensing and spraying systems business acquisition. For 2005, interest expense associated with the company’s papers business, which was sold in the second quarter of 2005, was included in discontinued operations in the consolidated statements of operations in the amount of $20 million.

Other income, net was $83 million and $16 million for the years ended December 31, 2006 and 2005, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2006	2005
Gains on sales of small-tract forestlands	$(29)	$(60)
Gain on sale of corporate real estate	(18)	—
Gain on sale of PIK note	(21)	—
Interest income	(20)	(33)
Asset impairments	20	—
Transition services income	(5)	(25)
Loss on the extinguishment of debt	—	90
Foreign currency exchange losses (gains)	(2)	8
Other, net	(8)	4

	$(83)	$(16)

Gains on sales of small-tract forestlands were $29 million and $60 million related to sales of 8,000 acres and 20,000 acres in 2006 and 2005, respectively. During 2006, the company recorded a $21 million gain on the sale of a PIK note received as part of the consideration for the sale of the printing and writing papers business in 2005. As part of the company’s initiative to reduce its real estate footprint, the company sold corporate real estate for a gain of $18 million in 2006. In 2006 and 2005, income of $5 million and $25 million, respectively, was recorded from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement. The company utilized cash proceeds from the sale of its printing and writing papers business to repay approximately $1 billion of debt in 2005 and, as a result, incurred charges for debt retirement of $90 million in 2005.

The company’s annual effective tax rate was approximately 5% and 12% for the years ended December 31, 2006 and 2005, respectively. The decline in the rate in 2006 compared to 2005 was primarily due to a shift in the level and mix of domestic versus foreign earnings.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and corporate and other.

Packaging Resources

	Years ended December 31,
In millions	2006	2005
Sales	$2,953	$2,836
Segment profit[1]	275	234

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales for the Packaging Resources segment increased to $3.0 billion in 2006 compared to $2.8 billion in 2005. The sales increase of 4% for 2006 over 2005 was the result of higher selling prices and strengthened demand in key products. Product mix improvement also favorably impacted sales in 2006. Shipments of bleached paperboard in 2006 were 1,646,000 tons, down 2% from the prior year, reflecting the permanent shutdown of two machines in 2006. Shipments of CNK in 2006 were 1,082,000 tons, up 4% from 2005. Shipments of unbleached paperboard in 2006 were 838,000 tons, down 2% from the prior year, reflecting the intentional shift away from less profitable products. Compared to 2005, bleached paperboard prices in 2006 were up 3%, CNK open market prices were up 3% and unbleached paperboard prices were up 9%. Sales for the company’s Brazilian packaging operation, Rigesa Ltda., increased 8% in 2006 over 2005 driven by improved mix and improved volume, partially offset by lower selling prices.

Profit for the Packaging Resources segment increased to $275 million in 2006 compared to $234 million in 2005. The 18% improvement reflects improvements in pricing, volume and mix and productivity, partially offset by higher input costs for raw materials and energy. Earnings in 2006 benefited by $54 million from price increases and mix improvements, $5 million from volume improvement and $70 million from improved productivity. Earnings in 2006 were negatively affected by $77 million from higher input costs and $11 million in other operating cost increases compared to the prior year. The 2005 results reflect the impact of higher market-related downtime and the impact of two hurricanes.

Consumer Solutions

	Years ended December 31,
In millions	2006	2005
Sales	$2,170	$2,021
Segment profit[1]	93	102

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales for the Consumer Solutions segment increased 7% to $2.2 billion in 2006 compared to $2.0 billion in 2005. Sales for 2006 include the results of the dispensing and spraying systems business, acquired in the third quarter of 2006. Excluding the impact of this acquisition, sales in 2006 declined 3% as compared to 2005. Sales improved slightly for our beverage business, but declined for other specialty packaging lines. Sales were particularly weak for media as demand for music packaging declined, game volumes decreased due to delayed next-generation console releases and the absence of DVD packaging business for the year’s “blockbuster” filmed entertainment titles.

Profit for the Consumer Solutions segment decreased 9% to $93 million in 2006 compared to $102 million in 2005. In 2006, earnings benefits from the acquisition of the dispensing and spraying systems business in July 2006, improved results in our beverage, personal care and tobacco businesses and certain cost improvements of $28 million were offset by $6 million in higher input costs, $7 million in volume decreases, $5 million in unfavorable price and mix and $19 million in higher other material and operating costs compared to 2005.

Consumer & Office Products

	Years ended December 31,
In millions	2006	2005
Sales	$1,143	$1,125
Segment profit[1]	127	130

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales for the Consumer & Office Products segment increased slightly to $1.14 billion in 2006 compared to $1.13 billion in 2005. The 2% sales growth reflects solid performance in the segment’s value-added branded consumer product lines, improved overall mix and a solid performance in the Brazilian school products business, partially offset by customers shortening their supply chain which caused sales delays in certain products into the first quarter of 2007.

Profit for the Consumer & Office Products segment was $127 million in 2006 compared to $130 million in 2005. Results in 2006 were positively impacted by $45 million from price increases and mix improvements, offset by the negative impact of higher input and operating costs of $35 million and volume declines of $13 million compared to 2005. This segment’s profit continues to be impacted by low-priced Asian imports.

Specialty Chemicals

	Years ended December 31,
In millions	2006	2005
Sales	$493	$425
Segment profit[1]	51	39

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest income and expense, income taxes, minority interest, discontinued operations, extraordinary items and cumulative effect of accounting changes.

Sales for the Specialty Chemicals segment increased to a record $493 million in 2006 from $425 million in 2005 due to higher selling prices and strong demand for the segment’s industrial pine chemicals used in asphalt paving, dyes and proprietary publication ink resins and other industrial markets. Year-over-year volumes for carbon-based products were essentially flat due to lower automobile production volumes in North America.

Profit for the Specialty Chemicals segment was $51 million in 2006 compared to $39 million in 2005. In 2006, increased earnings reflect the positive effects of pricing and volume of $50 million and reduced selling, general and administrative expenses of $4 million, partially offset by higher input costs of $42 million compared to 2005.

Corporate and Other

	Years ended December 31,
In millions	2006	2005
Sales	$219	$213
Corporate and Other loss[1]	(448)	(370)

[1]

Corporate and Other loss may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest income and expense, and gains on asset sales.

Corporate and Other loss was $448 million in 2006 compared to a loss of $370 million in 2005. The higher loss in 2006 compared to 2005 was the result of higher restructuring charges of $104 million, lower gains on small-tract forestlands sales of $31 million, lower transition services income from NewPage Corporation of $20 million, lower pension income of $17 million, one-time costs in 2006 of $42 million, offset by debt retirement charges of $90 million in 2005, a gain from the sale of the PIK note of $21 million in 2006, a gain on the sale of corporate real estate of $18 million in 2006, and lower other costs of $7 million in 2006 compared to 2005.

OUTLOOK

Overview

Given the uncertainty in the economy in 2008, MeadWestvaco will focus on those actions within its control to drive year-over-year revenue and earnings growth. Key drivers the company is focused on executing in 2008 are:

•	Profitable growth from targeted global packaging end-markets, including beverage, personal care, healthcare and tobacco;

•	Increasing sales in emerging markets, including China, India and Brazil;

•	Increasing sales from new innovative products, including Natralock®, Shellpak™ and other new applications across personal care and healthcare markets;

•	Ongoing efforts to offset input cost inflation with price improvement;

•	Improving cost productivity driven by ongoing and significant manufacturing, supply-chain and sourcing actions; and

•	Real estate sales generated by the company’s Community Development and Land Management Group.

Packaging Resources

In 2008, the Packaging Resources segment is focused on improving profitability by offsetting input cost inflation with price increases, allowing the segment to capture the full benefits of ongoing productivity improvements that the segment continues to pursue, including manufacturing and supply-chain enhancements and organizational streamlining actions. The market for MeadWestvaco’s high-quality paperboard is global. Notwithstanding a slowing North American economy, global supply and demand for the company’s principal paperboard grades remains balanced as economic expansion outside North America, particularly in emerging economies, continues to drive consumption and demand for raw materials.

Consumer Solutions

The Consumer Solutions segment provides complete packaging solutions to the world’s most recognized companies in the beverage and food, tobacco, personal care and healthcare industries. MeadWestvaco has targeted these markets because they are large and growing markets in which the company has leadership positions. In 2008, the segment is focused on generating significant year-over-year profit improvement. The segment is expecting solid overall revenue growth driven by personal care and healthcare business and by increased growth in emerging markets. The segment also expects contributions to its growth from new products, including Natralock®, the segment’s paperboard-based plastic clamshell replacement solution, Shellpak™, the segment’s adherence solution for prescription medications and the segment’s patented foamer and airless dispensing systems. These top-line drivers combined with ongoing productivity actions, including manufacturing and supply-chain enhancements, improved sourcing and organizational streamlining, are expected to more than offset input cost inflation and market-related declines in the segment’s media business.

Consumer & Office Products

The Consumer & Office Products segment is expecting performance in 2008 to be consistent with that of 2007. The segment generates most of its sales and profits in the second half of the year due to the strong seasonal nature of its market-leading school and time management products. Although the impact of a slowing North American economy on the segment’s business is hard to predict at this time, the segment is focused on generating modest year-over-year profit growth by increasing sell-through of its higher value proprietary branded products. The benefits of improved price and mix from this ongoing initiative in conjunction with continued productivity will be partially offset by continued high costs for uncoated paper, the segment’s principal raw material.

Specialty Chemicals

In 2008, global demand for MeadWestvaco’s pine chemicals, including proprietary chemicals used in the production of printing inks, asphalt, adhesives and lubricants is expected to remain solid. Price increases, geographic expansion and improved productivity are expected to more than offset higher costs for raw materials, mainly crude tall oil, the principal input used in the manufacture of pine chemicals, and modest volume declines in the segment’s carbon technology business as a result of lower North American auto sales.

Community Development and Land Management Group

In 2007, MeadWestvaco established a new division to maximize the value of its remaining 817,000 acres of owned forestlands in the U.S. through a new and sustainable business. The Community Development and Land Management Group is segmenting the company’s forestlands holdings according to highest best use (HBU) and entitle, enhance and/or sub-divide them to achieve maximum value. In 2008, management expects increased sales of small tracts at prices generally above traditional forestland. The exact amount and timing, however, are unpredictable due to market dynamics in areas where the business operates and to the prolonged sales cycle that is associated with the real estate asset class.

Cost initiative

As part of the cost initiative launched in 2005 to improve the efficiency of our business model, we are continuing to focus on reducing the cost structure across the company by moving to a more simplified, standardized global model. We are also reducing our real estate footprint and streamlining our warehousing and logistics network. The goal of this initiative was to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis by the end of 2007. Specific actions were completed in 2007 which resulted in annual run-rate savings of $65 million, bringing cumulative run-rate savings through December 31, 2007 to $190 million, before inflation. We expect to drive productivity programs to achieve 3% year-over-year improvement.

Other items

Capital spending was $347 million in 2007 and is expected to be $330 million to $340 million in 2008. Depreciation, depletion and amortization expense was $520 million in 2007 and is expected to be about $500 million in 2008.

Interest expense was $219 million in 2007 and is expected to be $215 million to $225 million in 2008.

Management currently estimates overall pension income in 2008 to be about $80 million which will be derived primarily from the company’s domestic plans. This estimate assumes a discount rate of 6.25%, a salary increase rate of 4.0% and an expected rate of return on assets of 8.5%.

Recent developments in global credit markets, primarily related to the problems in the subprime mortgage market, have not had a material impact on the company’s investments, credit facilities or pension surplus. In addition, these developments have not had a material impact on the company’s relationships with its current vendors and customers. Management will continue to monitor potential changes in the subprime market and related markets which may have an impact on its businesses.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section later in this document.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations provided the most significant source of funds for the company in 2007. Cash and cash equivalents totaled $245 million at December 31, 2007 compared to $156 million at December 31, 2006. In 2008, the company expects cash flow from operations to continue to be sufficient to fund capital expenditures, dividends to shareholders and scheduled debt payments. In addition, the company has available a $750 million committed revolving credit facility under an agreement that expires in December 2010. The credit facility was undrawn at December 31, 2007.

Operating activities

Cash provided by continuing operations was $641 million in 2007, compared to $567 million in 2006 and $305 million in 2005. The increase in operating cash flow in 2007 compared to 2006 was primarily attributable to increased earnings and improvements in working capital. Net income from continuing operations was $285 million, $93 million and $119 million in 2007, 2006 and 2005, respectively. See Note Q of Notes to Financial Statements included in Part II, Item 8 for discussion related to changes in working capital. Included in 2005 cash flow from working capital changes were tax payments of $160 million related to the sale of the printing and writing papers business. There was no cash flow from discontinued operations in 2007 and 2006, compared to cash used by discontinued operations of $78 million in 2005.

Investing activities

Cash used in investing activities was $236 million in 2007, compared to cash used in investing activities of $761 million in 2006 and cash provided by investing activities of $1,985 million in 2005. Asset sales, including sales of forestlands, generated $191 million of proceeds in 2007, compared to $165 million in 2006 and $109 million in 2005. Capital spending totaled $347 million in 2007, compared to $302 million in 2006 and $305 million in 2005. Proceeds of the sale of a debt security generated $109 million of proceeds in 2006. The primary source of funds in 2005 was proceeds of $2.2 billion from the sale of the printing and writing papers business.

During 2007, we acquired two manufacturers of high-quality, innovative dispensing and sprayer systems to strengthen our primary packaging offerings for a total purchase price of $52 million. During 2006, we acquired Calmar, a leading global manufacturer of high-quality and innovative dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia for a total purchase price of $714 million. During 2005, we acquired DZN, The Design Group, a full service design and marketing company to enhance MeadWestvaco’s package design capabilities for a total purchase price of $5 million. See related discussion in Note P of Notes to Financial Statements included in Part II, Item 8.

Financing activities

Cash used in financing activities was $339 million in 2007, compared to cash provided by financing activities of $35 million in 2006 and cash used in financing activities of $2,181 million in 2005.

In 2007, the company entered into an accelerated share repurchase program with a financial institution counterparty to purchase $400 million of the company’s common stock. This program was funded by proceeds from sales of forestlands that closed in the third and fourth quarters of 2007. Under this program, as of December 31, 2007 the company received and retired 11.1 million shares and may receive additional shares up to 3 million under the provisions of agreement, which will be no later than June 2008. Under a separate share repurchase program, the company repurchased 2.6 million shares for $86 million in 2007.

In 2007, the company received $338 million in proceeds under a secured financing agreement with a bank collateralized by a $398 million installment note received as consideration from the sale of forestlands (the “Timber Note”). Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London Interbank Offered Rate (LIBOR). For further discussion related to this transaction, see Note D of Notes to Financial Statements included in Part II, Item 8.

The company’s Board of Directors declared dividends of $0.92 per share, paying a total of $169 million, $167 million and $178 million of dividends to shareholders for the years ended December 31, 2007, 2006 and 2005, respectively.

Proceeds from the issuance of common stock and exercises of stock options were $162 million, $53 million and $36 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2006, the company repurchased and retired 1.3 million shares related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was approximately $47 million. The 1.3 million shares repurchased under the put option were not a reduction of the share repurchases authorized by the Board of Directors in 2005.

In 2005, proceeds received from the sale of the company’s printing and writing papers business were used to retire approximately $1 billion in debt and to repurchase approximately 24 million shares of outstanding common stock at a cost of $700 million. All of the repurchased shares of common stock were retired. In October 2005, the company’s Board of Directors authorized the future repurchase of an additional five million shares primarily to avoid dilution of earnings per share related to employee equity awards.

At December 31, 2007, the company had a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or eurodollar notes and at rates approximating prime or LIBOR at the company’s option. The $750 million credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MeadWestvaco) to total capitalization (including deferred taxes) to 55% as well as certain other covenants of which the company is in compliance. The revolving credit facility was undrawn at December 31, 2007 and 2006.

At December 31, 2007 and 2006, the company had $68 million and $211 million of notes payable and current maturities of long-term debt and capital lease obligations, respectively. The maximum amounts of combined commercial paper outstanding during 2007 and 2006 were $279 million and $355 million, respectively. The average amounts of commercial paper outstanding during 2007 and 2006 were $118 million and $136 million, with an average interest rate of 5.4% and 5.5%, respectively. During 2007, the company obtained access to certain uncommitted credit lines. Short-term borrowings under these agreements were $45 million at December 31, 2007, with interest rates ranging from 5.3% to 7.3%. At December 31, 2007 and 2006, approximately 23% and 22% of the company’s long-term debt was variable rate, after factoring in the company’s interest-rate swaps. The weighted average interest rate on the company’s fixed-rate long-term debt was approximately 8.7% and approximately 8.8% for 2007 and 2006, respectively. The weighted average interest rate on the company’s variable-rate long-term debt was approximately 5.3% for both 2007 and 2006. The percentage of debt to total capital was 39.7% and 42.2% at December 31, 2007 and 2006, respectively.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, and input costs for certain raw materials and freight, increased significantly in 2007 and 2006. The increase in these costs affected many of the company’s businesses. During 2007, the pre-tax input cost of energy, raw materials and freight was $141 million higher than in 2006. During 2006, the pre-tax input cost of energy, raw materials and freight was $159 million higher than in 2005.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, including those relating to global climate change, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $26 million in environmental capital expenditures in 2008 and approximately $28 million in 2009. Approximately $19 million was spent on environmental capital projects in 2007.

We have been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that we may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2007, MeadWestvaco had recorded liabilities of approximately $21 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2007, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2007, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2007, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the Notes to Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. Purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The company has included in the disclosure below all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the definition of purchase obligations above.

	Payments due by period
In millions	Total	Less than 1 year 2008	1-3 years 2009 and 2010	3-5 years 2011 and 2012	More than 5 years 2013 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$2,291	$65	$81	$663	$1,482
Interest on debt(1)	2,871	167	328	289	2,087
Capital lease obligations(2)	375	14	25	21	315
Operating leases	368	49	83	68	168
Purchase obligations	1,075	668	150	43	214
Other long-term obligations(3) (4)	525	58	103	90	274

Total	$7,505	$1,021	$770	$1,174	$4,540

(1)

Amounts are based on weighted-average interest rates of 8.1% for fixed-rate long-term debt and 5.2% for variable-rate long-term debt for 2008. The weighted-average interest rates for years 2009 and thereafter are 8.8% for fixed-rate long-term debt and 5.3% for variable-rate long-term debt.

(2)	Amounts include both principal and interest payments.
(3)	Total excludes a $338 million liability that is non-recourse to MeadWestvaco. See related discussion in Note D of Notes to Financial Statements included in Part II, Item 8.
(4)

Total excludes $151 million of unrecognized tax benefits and $57 million of related accrued interest and penalties due to the uncertainty of timing of payment. See Note N of Notes to Financial Statements included in Part II, Item 8 for additional information.

SIGNIFICANT TRANSACTIONS

Forestlands sales

On September 24, 2007, the company completed the sale of approximately 62,000 acres of West Virginia forestlands for $93 million. The transaction resulted in a pre-tax gain of $83 million, or $0.28 per share, and is included in other income, net in the consolidated statements of operations.

On October 9, 2007, the company completed the sale of approximately 228,000 acres of owned forestlands and approximately 95,000 acres under long-term timber contracts in Alabama and Georgia for $400 million principally in the form of a long-term installment note supported by an irrevocable letter of credit from a bank obtained by the buyer of the forestlands. The transaction resulted in a pre-tax gain of $167 million, or $0.56 per share, and is included in other income, net in the consolidated statements of operations. The definitive agreement includes a long-term fiber supply agreement under which fiber will be sold to the company at market prices.

See Note B of Notes to Financial Statements included in Part II, Item 8 for further discussion of these transactions.

Accelerated share repurchase program

On November 20, 2007, the company entered into an accelerated share repurchase agreement with a financial institution counterparty (the “Counterparty”) to purchase $400 million of MeadWestvaco’s common stock. This program was funded by proceeds from sales of forestlands that closed in the third and fourth quarters of 2007. The agreement is a collared transaction in which the company agreed to purchase for $400 million a number of its shares to be determined based on the volume weighted average price of its common stock during a specified period of time, subject to certain provisions that establish minimum and maximum numbers of shares that may be purchased. The hedge period for determining the minimum and maximum numbers of shares to be purchased ended on December 14, 2007, resulting in a minimum number of shares of 11.1 million and a maximum number of shares of 14 million. On November 21, 2007 and December 14, 2007, the Counterparty delivered 10 million shares and 1.1 million shares, respectively. Accordingly, the company received 11.1 million shares through December 31, 2007, equivalent to the minimum number of shares to be delivered. At the conclusion of the program, which will be no later than June 2008, the company may receive additional shares up to the maximum number of 14 million for no additional payment. In certain extraordinary events that result in a substantial increase in the company’s stock price during a specified period of time up to a period of six months from the inception of the agreement, the company may be required to return some of the shares it received to the Counterparty. The purchased shares through December 31, 2007 were retired and recorded as a $400 million reduction to additional paid-in capital in the consolidated balance sheet pursuant to regulations of the State of Delaware, the state of incorporation of MeadWestvaco, and the approval by the company’s Board of Directors.

Restructuring charges

Year ended December 31, 2007

For the year ended December 31, 2007, the company recorded pre-tax charges of $85 million for employee separation costs, asset write-downs and other restructuring actions of which $57 million, $24 million and $4 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. In the fourth quarter of 2007, the company recorded pre-tax charges of $41 million of which $33 million, $6 million and $2 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and Other for segment reporting purposes. The following table and discussion present additional detail of the 2007 charges by business segment:

In millions	Employee costs	Asset write- downs and other costs	Total
Packaging Resources	$2	$—	$2
Consumer Solutions	11	12	23
Consumer & Office Products	2	3	5
All other	4	51	55

	$19	$66	$85

Packaging Resources:

During the year ended December 31, 2007, the Packaging Resources segment incurred charges of $2 million for employee separation costs related to approximately 30 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008.

Consumer Solutions:

During the year ended December 31, 2007, the Consumer Solutions segment incurred charges of $23 million for employee separation costs, asset write-downs and other restructuring actions in connection with its packaging converting operations in the U.S. and Europe. These charges include employee separation costs of $11 million related to approximately 170 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008. The remaining $12 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the year ended December 31, 2007, the Consumer & Office Products segment incurred charges of $5 million for employee separation costs, asset write-downs and other restructuring actions in connection with its consumer and office products manufacturing operations in the U.S. and Brazil. These charges include employee separation costs of $2 million related to approximately 40 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008. The remaining $3 million was related to asset write-downs and other restructuring actions.

All other:

During the year ended December 31, 2007, the company also recorded charges of approximately $4 million related to employee separation costs covering approximately 60 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008. Additionally, the company incurred charges of $51 million in connection with asset write-downs and other restructuring actions, of which $42 million was related to asset impairments and facility closure costs in connection with the company’s Specialty Papers business.

Year ended December 31, 2006

For the year ended December 31, 2006, the company recorded pre-tax charges of $133 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $53 million, $60 million and $20 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $27 million was related to the Packaging Resources segment, $30 million was related to the Consumer Solutions segment and $8 million was related to the Consumer & Office Products segment. These charges related primarily to closing of a Consumer Solutions packaging and converting plant in the U.S. and various restructuring actions in the Packaging Resources, Consumer Solutions, and Consumer & Office Products segments in the U.S. and Europe, including asset impairments and employee separation costs covering approximately 1,340 employees. As of December 31, 2007, actions related to employee separation costs were substantially paid. In addition, $68 million was related to corporate and other of which $49 million was in connection with asset write-downs and other restructuring actions associated with ceased-use facilities and asset impairments.

Year ended December 31, 2005

For the year ended December 31, 2005, the company recorded pre-tax charges of $29 million for employee separation costs, asset write-downs and other restructuring actions, of which $18 million and $11 million were recorded within cost of sales and selling, general and administration expenses, respectively. Of these charges, $3 million was related to the Packaging Resources segment, $11 million was related to the Consumer Solutions segment, $8 million was related to the Consumer & Office Products segment, and $9 million was related to corporate and other. These charges included the closing of a Consumer Solutions converting plant in the U.S. and various other restructuring actions in the Packaging Resources, Consumer Solutions, and Consumer & Office Products segments in the U.S. and Europe, including asset impairments and employee separation costs covering approximately 300 employees. The company also recorded employee separation costs of $6 million in corporate and other covering approximately 190 employees. As of December 31, 2006, actions related to employee separation costs were substantially paid. In addition, the company sold previously written-down Consumer & Office Products assets, resulting in a gain of $2 million.

Acquisitions and dispositions

2007 acquisitions

During the third quarter of 2007, the company acquired two manufacturers of high-quality, innovative dispensing and sprayer systems to strengthen the company’s primary packaging business. These acquisitions provide the company with new technologies and increased access to customers in growing and important end markets. The technologies from these acquisitions will be integrated with the company’s North American, European and Asian production facilities to extend the company’s growth in critical markets such as personal care and home and garden. The aggregate purchase price of these acquisitions including direct transaction costs was $52 million.

2006 acquisitions

During the third quarter of 2006, the company acquired Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain. Calmar is a leading global manufacturer of high-quality and innovative dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. The acquisition of Calmar provides the company with increased access to growing and important end markets, geographies and strategic customers, valuable product pipeline and commercial synergies. These synergies include the combined entities’ ability to provide broader product and packaging solutions offerings. Excluding cash acquired, the purchase price including direct transaction costs was $714 million.

Discontinued operations

In connection with the sale of the company’s printing and papers writing business that occurred in 2005, the company recorded an after-tax loss from discontinued operations of $91 million for the year ended December 31, 2005. Results for 2005 were negatively impacted by sales-related costs, including lease termination charges; asset impairments; debt extinguishment costs; pension settlement and curtailment losses; and other related costs included in discontinued operations.

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Financial Statements included in Part II, Item 8. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

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

Restructuring and other charges: We periodically record charges for the reduction of our workforce, the closure of manufacturing facilities and other actions related to business improvement and productivity initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, facility closures and other costs, which could differ from actual costs incurred.

Pension and postretirement benefits: In August 2006, the President signed into law the Pension Protection Act of 2006 (“PPA”). The PPA establishes new minimum funding rules for defined benefit pension plans beginning in 2008. The company does not anticipate any required funding to the U.S. qualified retirement plans in the foreseeable future as a result of this legislation and due to the overfunded status of the plans.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, which is consistent with the company’s measurement date. The impact of adopting SFAS No. 158 as of December 31, 2006 was an increase to accumulated other comprehensive loss in the amount of $57 million, net of tax, which principally represents the impact of recognizing previously unrecognized prior service cost and net actuarial losses.

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

In 2007, the company recorded pre-tax pension income before settlements, curtailments and termination benefits of $54 million, compared to $50 million in 2006 and $67 million in 2005. The company currently estimates overall pre-tax pension income in 2008 will increase by approximately $25 million, reflecting normal growth in service and interest cost off-set by asset returns, as well as actuarial gains related to favorable demographic assumption variances. The estimate assumes a long-term rate of return on plan assets of 8.50%, and a discount rate of 6.25%. The company determined the discount rate by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. Previously, the company referenced indices for long-term, high quality bonds, ensuring that the durations of those indices were not materially different from the durations of the plans’ liabilities, or if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2008 would change by approximately $16 million. Similarly, if the discount rate were to change by 0.5%, annual pension income would change by approximately $0.5 million.

At December 31, 2007, the aggregate value of pension fund assets had increased to $3.5 billion from $3.4 billion at December 31, 2006, reflecting overall equity and fixed income market performance.

Prior service cost and actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 10 years and 5 years, respectively, and are a component of accumulated other comprehensive income. In 2004, the company modified certain postretirement healthcare benefits to be provided to future retirees. This change reduced the postretirement benefit obligation by approximately $68 million, and is being amortized over the remaining life of the eligible employees, which is approximately 24 years.

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

Goodwill: Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. As with its review of impairment of tangible and intangible assets, management uses judgment in assessing goodwill for impairment. We will review the recorded value of our goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Revenue recognition: We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company.

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

The company has tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters and applies the guidance pursuant to FIN 48 which employs a more likely than not criteria approach for recording tax benefits related to uncertain tax positions. While actual results could vary, in management’s judgment, the company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

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

NEW ACCOUNTING STANDARDS

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 addresses the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The company followed the interpretive guidance set forth in SAB No. 107 during its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principals Board (APB) Opinions No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by the company in the first quarter of 2006. The adoption of SFAS No. 154 did not have an impact on the company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption. See Note N of Notes to Financial Statements included in Part II, Item 8 for discussion of the effects of this accounting change.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is to be applied prospectively as of the beginning of the year in which it is initially applied. The company is currently evaluating the provisions of this statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, which is the Company’s measurement date. Pursuant to the Statement’s adoption, the net after-tax charge to accumulated other comprehensive loss in the fourth quarter of 2006 was $57 million. This adjustment principally represents the recognition of previously unrecognized prior service costs and net actuarial losses and the impact of recording additional minimum liabilities for certain under-funded plans. This Statement will not affect the company’s funding obligations under the Employee Retirement Income Security Act of 1974 (ERISA) and we do not currently anticipate any required company contributions to the U.S. qualified retirement plans in the foreseeable future.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an effect on the company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This Statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The company is currently evaluating the provisions of this Statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its consolidated financial statements.

There were no other accounting standards issued in 2007 that had or are expected to have a material impact on the company’s financial position or results of operations.

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance of achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its forestlands; adverse results in current or future litigation; currency movements; and other risk factors discussed in this Annual Report on Form 10-K and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rates

It is management’s objective to manage its interest expense through a blend of fixed and floating interest rate instruments. The company primarily funds itself with long-term debt, having final maturities ranging from two to 40 years at date of issue, and with short-term variable-rate borrowings. The company uses interest-rate swaps in managing its mix of fixed and floating rate debt. See Note G of Notes to Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 31% of its 2007 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes intercompany sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s domestic operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2007 and 2006, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note G of Notes to Financial Statements included in Part II, Item 8 for related discussion.

The company also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2007, a 10% adverse change in currency rates would have about a $27 million effect on the company’s results.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. See Note G of Notes to Financial Statements included in Part II, Item 8 for related discussion.

Item 8.	Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note N to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007. As discussed in Notes J and K to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006 and the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Richmond, Virginia
February 28, 2008

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2007	2006	2005
Net sales	$6,906	$6,530	$6,170

Cost of sales	5,710	5,399	5,087
Selling, general and administrative expenses	882	905	756
Interest expense	219	211	208
Other income, net	(305)	(83)	(16)

Income from continuing operations before income taxes	400	98	135
Income tax provision	115	5	16

Income from continuing operations	285	93	119
Discontinued operations	—	—	(91)

Net income	$285	$93	$28

Net income per share – basic and diluted:
Income from continuing operations	$1.56	$0.52	$0.62
Discontinued operations	—	—	(0.48)

Net income	$1.56	$0.52	$0.14

Shares used to compute net income per share:
Basic	182.6	180.8	191.7
Diluted	183.6	181.2	192.7

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2007	2006
ASSETS
Cash and cash equivalents	$245	$156
Accounts receivable, net	1,009	1,011
Inventories	790	715
Other current assets	123	133

Current assets	2,167	2,015

Property, plant, equipment and forestlands, net	4,211	4,523

Prepaid pension asset	1,213	920
Goodwill	840	851
Other assets	1,406	976

	$9,837	$9,285

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$640	$552
Accrued expenses	747	702
Notes payable and current maturities of long-term debt	68	211

Current liabilities	1,455	1,465

Long-term debt	2,375	2,372
Other long-term obligations	1,071	738
Deferred income taxes	1,228	1,177

Commitments and Contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2007 – 173,839,186 (2006 – 182,107,136)	2	2
Additional paid-in capital	3,080	3,370
Retained earnings	276	168
Accumulated other comprehensive income (loss)	350	(7)

	3,708	3,533

	$9,837	$9,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
Balance at December 31, 2004	203.9	$2	$3,952	$394	$(31)	$4,317
Comprehensive income:
Net income	—	—	—	28	—	28
Foreign currency translation	—	—	—	—	(20)	(20)
Minimum pension liability adjustment	—	—	—	—	2	2
Unrealized gain on derivative instruments, net	—	—	—	—	2	2
Unrealized loss on investment in debt security, net	—	—	—	—	(9)	(9)

Comprehensive income						3

Tax benefit on nonqualified stock options	—	—	2	—	—	2
Cash dividends	—	—	—	(178)	—	(178)
Foreign operations concurrent reporting	—	—	—	(1)	—	(1)
Restricted stock grants issued	0.3	—	8	—	—	8
Stock repurchased	(23.9)	—	(701)	—	—	(701)
Share put option	(0.3)	—	—	—	—	—
Unamortized restricted stock	—	—	(3)	—	—	(3)
Exercise of stock options	1.4	—	36	—	—	36

Balance at December 31, 2005	181.4	2	3,294	243	(56)	3,483
Comprehensive income:
Net income	—	—	—	93	—	93
Foreign currency translation	—	—	—	—	109	109
Minimum pension liability adjustment	—	—	—	—	(7)	(7)
Unrealized loss on derivative instruments, net	—	—	—	—	(5)	(5)
Reversal of unrealized loss on investment in debt security, net	—	—	—	—	9	9

Comprehensive income						199

Adoption of FASB Statement No. 158	—	—	—	—	(57)	(57)
Tax benefit on nonqualified stock options	—	—	2	—	—	2
Cash dividends	—	—	—	(167)	—	(167)
Foreign operations concurrent reporting	—	—	—	(1)	—	(1)
Share-based employee compensation	—	—	21	—	—	21
Share put option	(1.3)	—	—	—	—	—
Exercise of stock options	2.0	—	53	—	—	53

Balance at December 31, 2006	182.1	2	3,370	168	(7)	3,533
Comprehensive income:
Net income	—	—	—	285	—	285
Foreign currency translation	—	—	—	—	187	187
Adjustments related to pension and other benefit plans	—	—	—	—	171	171
Unrealized loss on derivative instruments, net	—	—	—	—	(1)	(1)
Adoption of FASB Interpretation No. 48	—	—	—	(8)	—	(8)

Comprehensive income						634

Tax benefit on nonqualified stock options	—	—	8	—	—	8
Cash dividends	—	—	—	(169)	—	(169)
Stock repurchased	(13.7)	—	(486)	—	—	(486)
Share-based employee compensation	—	—	26	—	—	26
Exercise of stock options	5.4	—	162	—	—	162

Balance at December 31, 2007	173.8	$2	$3,080	$276	$350	$3,708

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2007	2006	2005
Cash flows from operating activities
Net income	$285	$93	$28
Discontinued operations	—	—	91
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	520	517	491
Deferred income taxes	(13)	(56)	(17)
Gains on sales of assets	(274)	(60)	(56)
Gain on sale of debt security	—	(21)	—
Loss on early retirement of long-term debt	—	—	90
Pension income before settlements, curtailments and termination benefits	(54)	(50)	(67)
Impairment of long-lived assets	46	43	10
Appreciation of cash surrender value policies	(33)	(32)	(12)
Changes in working capital, excluding the effects of acquisitions and dispositions	143	129	(271)
Other, net	21	4	18

Net cash provided by operating activities of continuing operations	641	567	305
Discontinued operations	—	—	(78)

Net cash provided by operating activities	641	567	227

Cash flows from investing activities
Additions to property, plant and equipment	(347)	(302)	(305)
Payments for acquired businesses, net of cash acquired	(52)	(714)	(5)
Proceeds from sale of business	—	—	2,186
Proceeds from sale of debt security	—	109	—
Proceeds from dispositions of assets	191	165	109
Contribution to joint venture	(13)	—	—
Sale of short-term investments	—	—	5
Other	(15)	(19)	(7)
Discontinued operations	—	—	2

Net cash provided by (used in) investing activities	(236)	(761)	1,985

Cash flows from financing activities
Proceeds from issuance of long-term debt	12	7	1
Proceeds from secured borrowing (non-recourse to MeadWestvaco)	338	—	—
Repayment of long-term debt	(50)	(2)	(1,133)
Stock repurchased and put option	(486)	(47)	(711)
Dividends paid	(169)	(167)	(178)
Notes payable and other short-term borrowings, net	(128)	148	(19)
Changes in book overdrafts	(21)	43	(14)
Proceeds from issuance of common stock and exercises of stock options	162	53	36
Other financing activities	3	—	—
Discontinued operations	—	—	(163)

Net cash provided by (used in) financing activities	(339)	35	(2,181)

Effect of exchange rate changes on cash	23	18	(4)

Increase (decrease) in cash and cash equivalents	89	(141)	27

Cash and Cash equivalents:
At beginning of period	156	297	270

At end of period	$245	$156	$297

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

NOTES TO FINANCIAL STATEMENTS

Summary of significant accounting policies

Basis of consolidation and preparation of financial statements: The consolidated financial statements include all majority-owned or controlled entities, and all significant intercompany transactions are eliminated. MeadWestvaco’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals.

Estimates and assumptions: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Translation of foreign currencies: The local currency is the functional currency for substantially all of the company’s significant operations outside the U.S. The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in accumulated other comprehensive income or loss in the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during the period.

Cash equivalents: Highly liquid securities with an original maturity of three months or less are considered to be cash equivalents.

Accounts receivable and allowance for doubtful accounts: Trade accounts receivable are recorded at the invoice amount and generally do not bear interest. The allowance for doubtful accounts is the company’s best estimate of the amount of probable loss in the existing accounts receivable. The company determines the allowance based on historical write-off experience by industry. Past due balances over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

Inventories: Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out method for substantially all raw materials, finished goods and production materials of U.S. manufacturing operations. Cost of all other inventories, including stores and supplies inventories and inventories of non-U.S. manufacturing operations, is determined by the first-in, first-out or average cost methods.

Property, plant, equipment and forestlands: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in cost of sales. Gains on sales of forestlands are recorded in other income, net. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. Costs of reforestation of forestlands are capitalized. These costs include the costs of seedlings, site preparation, planting of seedlings and early-stage fertilization.

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

Goodwill: The company has classified as goodwill the excess of the acquisition cost over the fair values of the net tangible and intangible assets of businesses acquired. The company has determined its reporting units to be components within its Packaging Resources, Consumer Solutions, Consumer & Office Products and Specialty Chemicals segments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is required to be tested at least annually. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify

NOTES TO FINANCIAL STATEMENTS

a potential impairment and the second step is to measure the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. See Note C and Note P for further information.

Other assets: Capitalized software, equipment leased to customers and other amortizable and indefinite-lived intangible assets are included in other assets. Capitalized software and other amortizable intangibles are amortized using the straight-line and cash flows methods over their estimated useful lives of 3 to 21 years. Equipment leased to customers is amortized using the sum-of-the-years-digits method over the estimated useful life of the machine, generally 10 years. Revenue is recognized for the leased equipment on a straight-line basis over the life of the lease and is included in net sales. The company records software development costs in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. See Note C and Note D for further information.

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

Investment in debt securities: Investments in debt securities are classified as either held to maturity, trading or available-for-sale in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities, as determined by management on an annual basis. Those investments classified as trading or available-for-sale securities are measured at fair value in the consolidated balance sheets. Unrealized gains or losses on trading securities are recorded to the consolidated statements of operations. Unrealized gains or losses on available-for-sale securities are reported in accumulated other comprehensive loss unless it is determined that a loss exists and that loss is determined as “other-than-temporary” in accordance with Staff Positions No. 115-1 and SFAS No. 124-2, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments.

Environmental and legal liabilities: Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The company recognizes a liability for other legal contingencies when a loss is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on the company’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. The company recognizes insurance recoveries when collection is reasonably assured. See Note O for further information.

Asset retirement obligations: The company records obligations associated with the retirement of tangible long-lived assets as liabilities when incurred. Subsequent to initial measurement, the company recognizes changes in the amounts of the obligations, as necessary, resulting from the passage of time and revisions to either the timing or amount of estimated cash flows. Effective December 31, 2005, the company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143, which clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The company has certain conditional and unconditional asset retirement obligations associated with owned or leased property plant and equipment, including leases, surface impoundments, asbestos, and water supply wells. Management does not have sufficient information to estimate the fair value of certain obligations, primarily associated with surface impoundments and asbestos, because the settlement date or range of potential settlement dates have not been specified and information is not available to apply expected present value techniques.

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

NOTES TO FINANCIAL STATEMENTS

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

Research and development: Included in cost of sales and selling, general and administrative expense are expenditures for research and development of $62 million, $65 million and $50 million for the years ended December 31, 2007, 2006 and 2005, respectively, which were expensed as incurred.

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

The company recognizes tax benefits from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based upon the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

The company recognizes interest and penalties related to unrecognized tax benefits in income taxes in the consolidated statements of operations.

Share-based compensation: The company adopted SFAS No. 123R, Share-Based Payment, as of January 1, 2006 using the modified prospective method, therefore 2005 was not restated. The cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123R was not material to the consolidated financial statements. Under this new Statement in the year of adoption, pre-tax share-based compensation expense for the year ended December 31, 2006 was $21 million, including the incremental pre-tax cost of $10 million relating to stock options and stock appreciation rights. The incremental impact of adopting this Statement was a reduction to net income of $6 million, or $0.03 per share, for the year ended December 31, 2006.

The company has elected to record the compensation expense for graded and cliff vesting awards on a straight-line basis over the vesting period, generally three years. The company has used the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting. Substantially all compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. For stock-settled awards, the company issues previously authorized new shares. See Note J for further detail on share-based compensation.

Prior to January 1, 2006, the company measured compensation cost for share-based compensation awards issued to employees and directors using the intrinsic value-based method of accounting in accordance with Accounting Principles Board (APB) Opinion No. 25. The company applied APB Opinion No. 25, Accounting for Stock Issued to Employees, as amended, in accounting for its plans. In January 2003, the company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for share-based employee compensation and amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

NOTES TO FINANCIAL STATEMENTS

If compensation cost for the company’s share-based compensation awards had been determined based on the fair value method for the year ended December 31, 2005, the company’s net income and net income per share would have been reduced to the pro forma amounts as follows:

In millions, except per share data	2005
Net income – as reported	$28
Add: Share-based compensation expense included in reported net income, net of related tax effect	3
Deduct: Total share-based compensation expense determined under fair value-based method for all awards, net of related tax effect	11

Pro forma net income	$20

Net income per share – basic and diluted:
As reported	$0.14
Pro forma	0.11

The pro forma amounts and fair value of each award grant were estimated on the date of grant using a binomial option pricing model with the following weighted-average assumptions used for grants in 2005: risk-free interest rates of 3.98%; expected dividend yields of 3.05%; expected lives of six years; and expected volatility of 32%.

Net income per share: Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards have been added to the weighted average shares outstanding, if dilutive. For the years ended December 31, 2007, 2006, and 2005, 2.1 million, 12.4 million and 8.0 million equity awards, respectively, were excluded from the calculation of weighted average shares, as the exercise price per share was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant and the terms of which are no more or less favorable to the company than the terms of any other arms-length transaction.

Discontinued operations: Effective April 30, 2005, the company completed the sale of its printing and writing papers business, including its coated and carbonless papers operations consisting of five mills, and approximately 900,000 acres of related forestlands to an affiliate of Cerberus Management LLC, a private investment firm. See Note P for additional information. In the quarter ended March 31, 2005, the company began reporting the printing and writing papers business as a discontinued operation.

New accounting standards

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment. SAB No. 107 addresses the interaction between SFAS No. 123R and certain SEC rules and regulations and provides the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. The company followed the interpretive guidance set forth in SAB No. 107 during its adoption of SFAS No. 123R.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinions No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, unless impracticable, as the required method for reporting a change in accounting principle and the reporting of a correction of an error and for reporting a change when retrospective application is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and was adopted by the company in the first quarter of 2006. The adoption of SFAS No. 154 did not have an impact on the company’s consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting

NOTES TO FINANCIAL STATEMENTS

for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 was recorded as an adjustment to retained earnings as of the beginning of the period of adoption. See Note N for discussion of the effects of this accounting change.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is to be applied prospectively as of the beginning of the year in which it is initially applied. The company is currently evaluating the provisions of this statement.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its balance sheet and to recognize the changes in the plan’s funded status in comprehensive income in the year in which the change occurs. These provisions of the Statement are effective as of the end of the first fiscal year ending after December 15, 2006. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its fiscal year end, which is the Company’s measurement date. Pursuant to the Statement’s adoption, the net after-tax charge to accumulated other comprehensive loss in the fourth quarter of 2006 was $57 million. This adjustment principally represents the recognition of previously unrecognized prior service costs and net actuarial losses and the impact of recording additional minimum liabilities for certain under-funded plans. This Statement will not affect the company’s ERISA funding obligations and we do not currently anticipate any required company contributions to the U.S. qualified retirement plans in the foreseeable future.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have an effect on the company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This Statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The company is currently evaluating the provisions of this Statement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTES TO FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The company is currently assessing the potential impact that the adoption of SFAS No. 160 could have on its consolidated financial statements.

There were no other accounting standards issued in 2007 that had or are expected to have a material impact on the company’s financial position or results of operations.

NOTES TO FINANCIAL STATEMENTS

A. Current assets

Cash equivalents of $57 million and $39 million at December 31, 2007 and 2006, respectively, are valued at cost, which approximates market value. Trade receivables have been reduced by an allowance for doubtful accounts of $18 million and $15 million at December 31, 2007 and 2006, respectively. Receivables also include $70 million and $64 million from sources other than trade at December 31, 2007 and 2006, respectively. Inventories at December 31, 2007 and 2006 are comprised of:

	December 31,
In millions	2007	2006
Raw materials	$186	$182
Production materials, stores and supplies	109	107
Finished and in-process goods	495	426

	$790	$715

Approximately 58% and 60% of inventories at December 31, 2007 and 2006, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $927 million, $838 million and $813 million at December 31, 2007, 2006 and 2005, respectively. The effects of LIFO layer decrements in 2007 and 2005 were not significant to the company’s results of operations. The effect of a LIFO layer decrement in 2006 was an increase of $0.02 to earnings per share.

B. Property, plant, equipment and forestlands

Depreciation and depletion expense was $430 million, $433 million and $404 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	December 31,
In millions	2007	2006
Land and land improvements	$284	$276
Buildings	970	947
Machinery and other	6,318	6,083

	7,572	7,306
Less: accumulated depreciation	(3,793)	(3,501)

	3,779	3,805
Forestlands	247	488
Construction in progress	185	230

	$4,211	$4,523

In 2007, the company completed two significant sales of non-strategic forestlands. In the third quarter, the company sold approximately 62,000 acres located in West Virginia for $93 million in cash proceeds. In the fourth quarter, the company sold approximately 228,000 owned acres and approximately 95,000 acres under long-term timber contracts located in Alabama and Georgia for cash proceeds of $2 million and a long-term installment note of $398 million supported by an irrevocable letter of credit from a bank obtained by the buyer of the forestlands. In connection with the sale of the Alabama and Georgia forestlands, the company entered into a long-term fiber supply agreement with the buyer providing for future delivery of pulpwood and related products at market prices under a take-or-pay arrangement with certain minimum annual volumes. The aggregate book value of the assets related to these sales was $238 million, which resulted in a pre-tax gain of $250 million, net of transaction costs, included in other income, net in the consolidated statements of operations. These sales are part of the company’s strategy to segment and manage its U.S. land holdings for highest value opportunities, and represent a permanent reduction to its forestlands asset base.

NOTES TO FINANCIAL STATEMENTS

C. Goodwill and other intangible assets

Unless otherwise deemed necessary by changes in circumstances, the company performs its annual impairment review during the fourth quarter of each year. No goodwill impairment charge was necessary as a result of the 2007, 2006 or 2005 annual impairment reviews.

During 2007, the company acquired two manufacturers of dispensing and sprayer systems resulting in goodwill in the amount of $24 million. During 2006, the company completed its acquisition of Saint-Gobain Calmar from Compagnie de Saint-Gobain resulting in goodwill in the amount of $302 million. See Note P for further discussion.

As of December 31, 2007, goodwill allocated to each of the company’s business segments was $68 million to Packaging Resources, $573 million to Consumer Solutions, $190 million to Consumer & Office Products, and $9 million to Specialty Chemicals.

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

In millions	2007	2006
Beginning balance	$851	$559
Acquired goodwill[1]	24	302
Adjustments[2]	(35)	(10)

Ending balance	$840	$851

[1]	Represents goodwill associated with certain acquisitions included in the Consumer Solutions segment. See Note P for discussion of acquired goodwill.
[2]	Represents adjustments to tax contingencies, foreign currency translation and certain purchase price allocations.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2007		December 31, 2006
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$212	$67	$208	$53
Customer contracts and lists	293	62	278	46
Patents	73	38	59	28
Other – primarily licensing rights	29	19	30	15

	$607	$186	$575	$142

In connection with the company’s acquisition of Saint-Gobain Calmar in 2006, the company acquired indefinite-lived intangible assets which had net book values of $97 million and $91 million at December 31, 2007 and 2006, respectively, with the year-over-year change reflecting the impact of foreign exchange. See Note P for further discussion.

The company recorded amortization expense of $43 million, $37 million and $33 million for the years ending December 31, 2007, 2006 and 2005, respectively, relating to intangible assets subject to amortization. Intangible assets subject to amortization are amortized over their estimated useful lives which range from 3 to 20 years. Intangible assets that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for impairment.

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: 2008 -$39 million, 2009 -$38 million, 2010 -$37 million, 2011 -$33 million, and 2012 -$32 million.

NOTES TO FINANCIAL STATEMENTS

D. Other assets

	December 31,
In millions	2007	2006
Identifiable intangible assets	$518	$524
Restricted asset (1)	398	—
Cash surrender value of life insurance, net of borrowings	193	197
Capitalized software, net	63	62
Equipment leased to customers, net	102	95
Other	132	98

	$1,406	$976

(1)

As part of the consideration for the sale of approximately 228,000 acres of owned forestlands and 95,000 acres under long-term timber contracts, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. In addition, the Timber Note is supported by an irrevocable letter of credit from a bank obtained by the buyer of the forestlands.

Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. The $338 million non-recourse liability is included in other long-term obligations in the consolidated balance sheet at December 31, 2007.

E. Accounts payable and accrued expenses

	December 31,
In millions	2007	2006
Accounts payable:
Trade	$574	$465
Other	66	87

	$640	$552

Accrued expenses:
Taxes, other than income	$39	$28
Interest	66	64
Payroll and employee benefit costs	271	264
Accrued rebates and allowances	106	118
Environmental and litigation – current portion	27	30
Income taxes payable	79	12
Freight	12	11
Restructuring charges	29	50
Other	118	125

	$747	$702

NOTES TO FINANCIAL STATEMENTS

F. Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consisted of the following:

	December 31,
In millions	2007	2006
Commercial paper borrowings	$—	$148
Short-term bank loans	45	—
Other short-term borrowings	2	11
Current maturities of long-term debt and capital lease obligations	21	52

	$68	$211

The maximum amounts of combined commercial paper borrowings outstanding during the years ended December 31, 2007 and 2006 were $279 million and $355 million, respectively. The average amounts of commercial paper borrowings outstanding during the years ended December 31, 2007 and 2006 were $118 million and $136 million, respectively, with an average interest rate of 5.4% and 5.5%, respectively.

During 2007, the company obtained access to certain uncommitted credit lines. Short-term borrowings under these agreements were $45 million at December 31, 2007, with interest rates ranging from 5.3% to 7.3%. Other short-term borrowings of $2 million and $11 million at December 31, 2007 and 2006, respectively, are related to certain foreign operations.

MeadWestvaco has a $750 million bank credit agreement that matures on December 1, 2010. Borrowings under the agreement can be unsecured domestic or eurodollar notes at rates approximating prime or LIBOR at the company’s option. The $750 million credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MeadWestvaco) to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2007. The credit facility was undrawn at December 31, 2007 and 2006.

Long-term debt consisted of the following:

	December 31,
In millions	2007	2006
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,181	$1,227
Notes, rates from 6.85% to 7.10%, due 2009-2012	696	676
Sinking fund debentures, rates from 7.50% to 7.65%, due 2008-2027	299	299
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 6.35%, due 2035	51	51
Industrial Development Revenue Bonds, rate 6.10%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	8	4
Other long-term debt	68	74

	2,396	2,424
Less: amounts due within one year	(21)	(52)

Long-term debt	$2,375	$2,372

As of December 31, 2007, outstanding debt (excluding capital lease obligations) maturing in the next five years is as follows: 2008 -$65 million, 2009 -$66 million, 2010 -$15 million, 2011 -$15 million, and 2012 -$648 million.

As of December 31, 2007, capital lease obligations maturing in the next five years are as follows: 2008 -$3 million, 2009 -$4 million, 2010 -$1 million, 2011 -$1 million, and 2012 -$-0- million.

The weighted average interest rate on the company’s fixed-rate long-term debt was approximately 8.7% and approximately 8.8% for 2007 and 2006, respectively. The weighted average interest rate on the company’s variable-rate long-term debt was approximately 5.3% for both 2007 and 2006. The percentage of debt to total capital was 39.7% and 42.2% at December 31, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS

At December 31, 2007, the book value of financial instruments included in long-term debt was $2.4 billion and the fair value was estimated to be $2.5 billion. At December 31, 2006, the book value of financial instruments included in long-term debt was $2.4 billion and the fair value was estimated to be $2.6 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

The company utilized a portion of the cash proceeds from the sale of its printing and writing papers business in 2005 to retire approximately $1 billion of debt. The charge incurred to retire the debt in 2005 was $90 million and is included in discontinued operations in the consolidated statements of operations.

G. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate, foreign currency exchange rate and natural gas price fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched instruments. All derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in other comprehensive income and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges and financial instruments not designated as hedges are recognized in earnings.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedge item affects earnings. The estimated pre-tax loss to be recognized in earnings in 2008 is $2 million. As of December 31, 2007, the maximum remaining term of existing hedges was less than two years. For the years ended December 31, 2007, 2006 and 2005, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Natural gas hedging activities in accumulated other comprehensive income (loss), net of tax:

In millions	2007	2006
Balance at January 1	$(3)	$—
Net losses associated with current period hedging transactions	(1)	(4)
Reclassified to earnings due to:
Hedge ineffectiveness	—	—
Realized hedge losses	3	1

Net reclassification to earnings	3	1

Balance at December 31	$(1)	$(3)

NOTES TO FINANCIAL STATEMENTS

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

The company has interest-rate swaps designated as fair-value hedges of certain fixed-rate borrowings. There were no interest-rate swaps designated as cash-flow hedges at December 31, 2007, 2006, and 2005. The maturity dates on these swaps match the maturity dates of the underlying debt. During the years ended December 31, 2007, 2006 and 2005, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness in accordance with SFAS No. 133.

Details on the interest-rate swaps are presented below:

	December 31,
In millions	2007	2006
Notional amount of swapped debt	$525	$525
Fair value of swaps	16	(3)

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with certain short-term foreign intercompany loans, some foreign currency sales and purchases of its international operations, and some foreign sales of its U.S. operations. Using such forward contracts, the company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the company’s cash flows.

The forward contracts related to certain intercompany loans are short term in duration and are not designated as hedging instruments under SFAS No. 133. Information about these forward contracts is presented below:

	December 31,
In millions	2007	2006
Notional amount of foreign currency forward contracts	$115	$55
Fair value of foreign currency forward contracts	(1)	—

Other forward contracts, which are for terms of up to one year, are designated as cash-flow hedges under SFAS No. 133. The notional amount of those forward contracts was $150 million and $62 million at December 31, 2007 and 2006, respectively. The estimated pre-tax loss to be recognized in earnings in 2008 is $4 million. For the years ended December 31, 2007, 2006 and 2005, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency hedging activities in accumulated other comprehensive income (loss), net of tax:

In millions	2007	2006	2005
Balance at January 1	$—	$2	$—
Net gains (losses) associated with current period hedging transactions:	(7)	(3)	5
Reclassified to earnings due to:
Hedge ineffectiveness	—	—	—
Realized hedge (gains) losses	4	1	(3)

Net reclassification to earnings	4	1	(3)

Balance at December 31	$(3)	$—	$2

NOTES TO FINANCIAL STATEMENTS

H. Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2007 under operating leases that have noncancellable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2008	$49	$14
2009	38	14
2010	45	11
2011	37	11
2012	31	10
Later years	168	315

Minimum lease payments	$368	375

Less: amount representing interest		223

Capital lease obligations		$152

Rental expense under operating leases was $87 million, $83 million and $75 million for the years ended December 31, 2007, 2006 and 2005, respectively.

I. Shareholders’ equity

The value included in common stock at December 31, 2007 and 2006 reflects the outstanding shares of common stock at $0.01 par value per share.

On November 20, 2007, the company entered into an accelerated share repurchase agreement with a financial institution counterparty (the “Counterparty”) to purchase $400 million of MeadWestvaco’s common stock. The agreement is a collared transaction in which the company agreed to purchase for $400 million a number of its shares to be determined based on the volume weighted average price of its common stock during a specified period of time, subject to certain provisions that establish minimum and maximum numbers of shares that may be purchased. The hedge period for determining the minimum and maximum numbers of shares to be purchased ended on December 14, 2007, resulting in a minimum number of shares of 11.1 million and a maximum number of shares of 14 million. On November 21, 2007 and December 14, 2007, the Counterparty delivered 10 million shares and 1.1 million shares, respectively. Accordingly, the company received 11.1 million shares through December 31, 2007, equivalent to the minimum number of shares to be delivered. At the conclusion of the program, which will be no later than June 2008, the company may receive additional shares up to the maximum number of 14 million for no additional payment. In certain extraordinary events that result in a substantial increase in the company’s stock price during a specified period of time up to a period of six months from the inception of the agreement, the company may be required to return some of the shares it received to the Counterparty. The purchased shares through December 31, 2007 were retired and recorded as a $400 million reduction to additional paid-in capital in the consolidated balance sheet pursuant to regulations of the State of Delaware, the state of incorporation of MeadWestvaco, and the approval by the company’s Board of Directors.

In October of 2005, the company’s Board of Directors authorized the future purchase of up to 5 million shares of MeadWestvaco’s common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The number of shares available for purchase under this program at December 31, 2007 was 2.1 million.

During the year ended December 31, 2005, approximately $700 million of the approximately $2.2 billion in proceeds from the sale of the company’s printing and writing papers business was used to purchase a total of almost 24 million, or 12%, of the company’s outstanding common shares. The purchased shares, upon retirement, were recorded as a reduction of approximately $700 million to additional paid-in capital in the consolidated balance sheet pursuant to the regulations of the State of Delaware, the state of incorporation of MeadWestvaco, and the approval by the company’s Board of Directors.

NOTES TO FINANCIAL STATEMENTS

The cumulative components at year end of accumulated other comprehensive income (loss) for 2007 and 2006 are as follows:

	December 31,
In millions	2007	2006
Foreign currency translation	$257	$70
Adjustments related to pension and other benefit plans	97	(74)
Unrealized loss on derivative instruments	(4)	(3)

	$350	$(7)

At December 31, 2007, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $0.92 per share in each of the years ended December 31, 2007, 2006 and 2005. Dividends paid were $169 million, $167 million and $178 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The company had an original obligation to the former owner of a subsidiary to buy back 1.6 million shares (share put) of MeadWestvaco stock issued as part of the purchase price at a fixed rate; the value of this share repurchase approximated $58 million. During 2005, the company purchased and retired 0.3 million of these shares for $11 million. In 2006, the company repurchased and retired the remaining 1.3 million shares for $47 million.

NOTES TO FINANCIAL STATEMENTS

J. Share-based compensation

The company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method, therefore 2005 was not restated. The cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123R was not material to the consolidated financial statements. Under this new Statement in the year of adoption, pre-tax share-based compensation expense for the year ended December 31, 2006 was $21 million, including the incremental pre-tax cost of $10 million relating to stock options and stock appreciation rights. The incremental impact of adopting this Statement was a reduction to net income of $6 million, or $0.03 per share, for the year ended December 31, 2006.

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the company’s shareholders. At December 31, 2007, MeadWestvaco had five such plans under which share-based awards are available for grant. There was an aggregate of 28 million shares initially reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to key employees. For all of the employee plans, there were approximately 9 million shares available for grant at December 31, 2007. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without SARs or limited SARs, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of SARs is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

Options to purchase 1.3 million shares issued under the 1996 Stock Option Plan are accompanied by a feature that allows option holders who exercise their stock options and hold the common shares they received at exercise to receive an additional stock option grant with an exercise price at the then-current market price.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to 500,000 shares to outside directors in the form of stock options or restricted stock units. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2007, 2006 and 2005, the total annual grants consisted of 29,241, 25,558, and 24,710 restricted stock units, respectively, for non-employee directors. There were 302,887 shares remaining for grant under this plan at December 31, 2007.

Stock options and stock appreciation rights

The company has estimated the fair value of its stock option and SAR awards granted after January 1, 2006, using a lattice-based option valuation model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options and SARs. Expected volatilities are based on the historical and implied volatility of the company’s stock. The company uses historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options and SARs granted is derived from the output of the valuation model and represents the period of time that options and SARs granted are expected to be outstanding. The company measures compensation expense related to the SARs at the end of each period.

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

NOTES TO FINANCIAL STATEMENTS

Lattice-based option valuation assumptions	2007	2006
Weighted average fair value of stock options granted during the period	$9.01	$7.64
Weighted average fair value of SARs granted during the period	8.07	7.06
Expected dividend yield for stock options	2.86%	3.27%
Expected dividend yield for SARs	2.98%	3.38%
Expected volatility	28%	28%
Average risk-free interest rate for stock options	4.83%	4.71%
Average risk-free interest rate for SARs	4.72%	4.78%
Average expected term for options and SARs (in years)	7.4	8.0

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2005	15,917	$28.94	113	$26.80
Granted	1,518	30.18	143	30.21
Exercised	(1,462)	26.52	(9)	25.48		$5.6
Cancelled	(960)	29.36	(20)	29.69

Outstanding at December 31, 2005	15,013	29.27	227	28.75
Granted	1,050	28.13	309	27.46
Exercised	(2,096)	26.90	(2)	25.51		4.9
Cancelled	(972)	30.21	(44)	29.28

Outstanding at December 31, 2006	12,995	29.49	490	29.55
Granted	1,138	32.21	84	32.11
Exercised	(5,540)	29.42	(33)	27.14		21.9
Cancelled	(653)	31.61	(45)	29.20

Outstanding at December 31, 2007	7,940	29.75	496	28.91	4.9 years	18.7
Exercisable at December 31, 2007	5,982	29.70	214	28.88	3.5 years	15.6
Exercisable at December 31, 2006	10,989	29.58	131	27.88	3.2 years	14.4

At December 31, 2007, there was $12 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.5 years. Pre-tax compensation expense for stock options and SARs was $11 million for 2007 and the tax benefit associated with this expense was $4 million.

Total cash received from the exercise of share-based awards in 2007 was $162 million.

Restricted stock and restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock and restricted stock units vest over a three-year period. Awards granted in 2007, 2006 and 2005 consisted of both service and performance vesting restricted stock units. Under the employee plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the stock if the individual holder separates from the company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital, revenue from new products, total procurement savings and reduction in selling, general and administrative expenses. The fair value of each share of restricted stock and restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period. Performance-based awards granted to employees in 2007, 2006 and 2005 were 510,000, 510,170 and 281,420, respectively. None of these grants were vested at December 31, 2007.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes restricted stock and restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2005	303	$28.46
Granted	308	29.87
Forfeited	(4)	29.33
Released	(8)	28.46

Outstanding at December 31, 2005	599	29.00
Granted	851	28.03
Forfeited	(77)	27.70
Released	(40)	28.74

Outstanding at December 31, 2006	1,333	28.88
Granted	909	28.96
Forfeited	(117)	29.77
Released	(223)	27.43

Outstanding at December 31, 2007	1,902	30.41

At December 31, 2007 and 2006, there was approximately $29 million and $19 million of unrecognized pre-tax compensation cost related to nonvested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.6 years. Pre-tax compensation expense for restricted stock and restricted stock units was $15 million, $11 million and $5 million for 2007, 2006 and 2005, respectively, and the tax benefit associated with this expense was $5 million, $4 million and $2 million, respectively. Dividends, which are payable in stock, accrue on the restricted stock unit grants and are subject to the same terms as the original grants.

K. Employee retirement, postretirement and postemployment benefits

Retirement plans

MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under unfunded benefit plans. Benefits are based on either a final average pay formula or a cash balance formula for the salaried plans and a unit benefit formula for the bargained hourly plans. Prior service costs are amortized on a straight-line basis over the average remaining service period for active employees. Contributions are made to the funded plans in accordance with ERISA requirements.

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

In October 2006, the Board of Directors approved the creation of a cash balance formula within the Company’s existing retirement plans for salaried and non-bargained hourly employees. The formula will provide cash balance credits at the rate of 4%—8% of eligible earnings, depending upon age and years of service points, with interest credited annually at the 30-year Treasury rate. Effective July 1, 2006, all U.S. Calmar employees began accruing cash balance credits under this new formula. Effective January 1, 2007, all newly hired U.S. employees will accrue benefits under this new formula. Effective January 1, 2008, all U.S. employees age 40 and over at that time will be provided the opportunity to make a one-time choice between the existing final average pay and cash balance formulas and all U.S. employees less than age 40 at that time will begin accruing cash balance credits under this formula. The adoption of this change reduced retirement plan liabilities by $25 million as of December 31, 2006 and increased net periodic pension income by $1 million and $10 million in 2006 and 2007, respectively.

NOTES TO FINANCIAL STATEMENTS

Net periodic pension cost (income) relating to employee retirement benefits was $(54) million, $(49) million and $48 million for the years ended December 31, 2007, 2006 and 2005, respectively. In accordance with the provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, settlements, curtailments and termination benefits associated with merger-related and restructuring activities were recorded. Net periodic pension cost (income) reflects cumulative favorable investment returns on plan assets. Prior service cost and actuarial gains and losses subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 10 years.

The components of net pension cost (income) for each of the periods presented are as follows:

	Years ended December 31,
In millions	2007	2006	2005
Service cost-benefits earned during the period	$53	$59	$53
Interest cost on projected benefit obligation	147	142	141
Expected return on plan assets	(265)	(262)	(273)
Amortization of prior service cost	6	7	7
Amortization of net loss	5	4	2

Pension income before settlements, curtailments and termination benefits	(54)	(50)	(70)
Settlements	—	—	115
Termination benefits	—	1	3

Net periodic pension cost (income)	$(54)	$(49)	$48

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2007	2006
Net actuarial loss (gain)	$(260)	$111
Amortization of net actuarial loss	(5)	—
Prior service cost	—	41
Amortization of prior service cost	(6)	—

Total recognized in other comprehensive income	$(271)	$152

Total recognized in net periodic pension cost (income) and other comprehensive income	$(325)	$103

The estimated net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $1 million and $5 million, respectively.

In January 2005, the company reached an agreement to sell its printing and writing papers business and related assets. As a result, in 2005 a settlement loss in the retirement plans of $110 million was recorded. Tabular amounts for 2005 were not adjusted for discontinued operations resulting from the sale. Net pension income from continuing operations, before settlements, curtailments and termination benefits was $67 million in 2005.

Postretirement benefits

MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. Prior service cost and actuarial gains and losses subject to amortization are amortized over the average remaining service, which is about 5 years. In 2004, the company modified certain postretirement healthcare benefits to be provided to future retirees. This change reduced the postretirement benefit obligation by about $68 million, and is being amortized over the remaining life of the eligible employees, which is approximately 24 years.

NOTES TO FINANCIAL STATEMENTS

The components of net postretirement benefits cost (income) for each of the periods presented are as follows:

	Years ended December 31,
In millions	2007	2006	2005
Service cost-benefits earned during the period	$3	$3	$5
Interest cost	7	8	9
Net amortization	(1)	(1)	—

Postretirement expense before curtailments and termination benefits	9	10	14
Curtailments	—	—	(29)

Net periodic postretirement benefits cost (income)	$9	$10	$(15)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2007	2006
Net actuarial gain	$—	$(15)
Prior service benefit	—	(33)
Amortization of prior service benefit	1	—

Total recognized in other comprehensive income	$1	$(48)

Total recognized in net periodic postretirement benefit cost (income) and other comprehensive income	$10	$(38)

The estimated net actuarial gain and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in 2008 is $2 million, allocated equally between components.

In 2005, a curtailment gain of $29 million related to the sale of the printing and writing papers business was recorded. Tabular amounts were not adjusted for discontinued operations resulting from the sale. Net periodic postretirement benefit cost from continuing operations, before curtailments and termination benefits was $13 million in 2005.

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2007 and 2006, based on a measurement date of December 31 for each period.

NOTES TO FINANCIAL STATEMENTS

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2007	2006	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$2,438	$2,484	$201	$159	$131	$153
Service cost	47	54	6	5	3	3
Interest cost	136	133	11	9	7	8
Actuarial loss (gain)	(135)	(57)	(28)	14	(1)	(14)
Plan amendments	—	(19)	—	1	—	—
Acquisitions	—	—	—	10	—	—
Foreign currency exchange rate changes	—	—	7	10	1	—
Employee contributions	—	—	—	—	15	16
Termination benefit costs	16	14	—	1	—	—
Settlements	—	—	(1)	—	—	—
Benefits paid (including termination benefits)	(177)	(171)	(8)	(8)	(32)	(35)

Benefit obligation at end of year	$2,325	$2,438	$188	$201	$124	$131

Change in plan assets:
Fair value of plan assets at beginning of period	$3,358	$3,120	$60	$50	$—	$—
Actual return on plan assets	357	409	3	5	—	—
Company contributions	—	—	11	9	17	19
Foreign currency exchange rate changes	—	—	4	4	—	—
Employee contributions	—	—	—	—	15	16
Settlements	—	—	(1)	—	—	—
Benefits paid (including termination benefits)	(177)	(171)	(8)	(8)	(32)	(35)

Fair value of plan assets at end of year	$3,538	$3,358	$69	$60	$—	$—

Over (under) funded status at end of year	$1,213	$920	$(119)	$(141)	$(124)	$(131)

Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid pension asset	$1,213	$920	$—	$—	$—	$—
Current liabilities	—	—	(6)	(5)	(15)	(18)
Noncurrent liabilities	—	—	(113)	(136)	(109)	(113)

Total net pension asset (liability)	$1,213	$920	$(119)	$(141)	$(124)	$(131)

Amounts recognized in accumulated other comprehensive income (pre-tax) consist of:
Net actuarial loss (gain)	$(159)	$75	$20	$51	$(15)	$(15)
Prior service cost (benefit)	38	45	(3)	(4)	(32)	(33)

Total recognized in accumulated other comprehensive income	$(121)	$120	$17	$47	$(47)	$(48)

The accumulated benefit obligation for all defined benefit plans was $2,699 million and $2,513 million at December 31, 2007 and 2006, respectively.

NOTES TO FINANCIAL STATEMENTS

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2007	2006
Projected benefit obligation	$165	$184
Accumulated benefit obligation	156	165
Fair value of plan assets	47	45

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2007	2006
Retirement benefits:
Discount rate	6.22%	5.71%
Rate of compensation increase	3.97%	3.97%

Postretirement benefits:
Discount rate	6.23%	5.74%
Healthcare cost increase	8.48%	8.97%
Prescription drug cost increase	10.21%	12.92%

The weighted average assumptions used to determine net periodic pension cost and net postretirement benefits cost for the years presented:

	Years ended December 31,
	2007	2006	2005
Retirement benefits:
Discount rate	5.71%	5.48%	5.68%
Rate of compensation increase	3.97%	3.99%	3.98%
Expected return on plan assets	8.46%	8.47%	8.48%

Postretirement benefits:
Discount rate	5.74%	5.50%	5.60%
Healthcare cost increase	8.97%	10.00%	12.00%
Prescription drug cost increase	12.92%	14.00%	—

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

The company determined the discount rates by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. Previously, the company referenced indices for long-term, high quality bonds, ensuring that the durations of those indices were not materially different from the duration of the plans’ liabilities, or if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

The annual rate of increase in healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2015 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2007 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2007 by $0.5 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2007 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2007 by $0.5 million.

NOTES TO FINANCIAL STATEMENTS

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $30 million, $28 million and $30 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2007 and 2006, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long-term rate of return
Asset category:		2007	2006	2007
Equity securities	40%	45%	66%	9.99%
Debt securities	50%	51%	30%	6.33%
Real estate and private equity	10%	4%	4%	12.26%

Total	100%	100%	100%

The MeadWestvaco Master Retirement Trust maintains a well-diversified investment program through both the long-term allocation of trust fund assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Active management of assets is used in asset classes and strategies where there is the potential to add value over a benchmark. The long-term trust fund asset allocation policy emphasizes protecting the plans’ funded status. The equity class of securities is expected to provide the long-term growth necessary to cover the growth of the plans’ obligations. The policy may also allocate funds to other asset classes that serve to enhance long-term, risk-adjusted return expectations. Long-duration fixed income securities and interest rate swaps are used to better match the interest rate sensitivity of plan assets and liabilities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. A portion of the overall fund will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans.

Cash flows

Contributions:

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contribution. However, the company expects to contribute $5 million to the funded non-U.S. pension plans in 2008.

The company expects to pay $24 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2008. The table below presents estimated future benefits payments, substantially all of which are expected to be funded from plan assets.

Estimated future benefit payments:

In millions	Retirement benefits	Postretirement benefits before Medicare Part D subsidy	Medicare Part D subsidy
2008	$150	$16	$(1)
2009	157	16	(1)
2010	161	16	(1)
2011	165	16	(1)
2012	177	15	(1)
2013 – 2017	961	58	(4)

Postemployment benefits

MeadWestvaco provides limited postemployment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

NOTES TO FINANCIAL STATEMENTS

L. Restructuring charges

Year ended December 31, 2007

For the year ended December 31, 2007, the company recorded pre-tax charges of $85 million for employee separation costs, asset write-downs and other restructuring actions of which $57 million, $24 million and $4 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. In the fourth quarter of 2007, the company recorded pre-tax charges of $41 million of which $33 million, $6 million and $2 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively.

Although these charges related to individual segments, such amounts are reflected in Corporate and Other for segment reporting purposes. The following table and discussion present additional detail of the 2007 charges by business segment:

In millions	Employee costs	Asset write- downs and other costs	Total
Packaging Resources	$2	$—	$2
Consumer Solutions	11	12	23
Consumer & Office Products	2	3	5
All other	4	51	55

	$19	$66	$85

Packaging Resources:

During the year ended December 31, 2007, the Packaging Resources segment incurred charges of $2 million for employee separation costs related to approximately 30 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008.

Consumer Solutions:

During the year ended December 31, 2007, the Consumer Solutions segment incurred charges of $23 million for employee separation costs, asset write-downs and other restructuring actions in connection with its packaging converting operations in the U.S. and Europe. These charges include employee separation costs of $11 million related to approximately 170 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008. The remaining $12 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the year ended December 31, 2007, the Consumer & Office Products segment incurred charges of $5 million for employee separation costs, asset write-downs and other restructuring actions in connection with its consumer and office products manufacturing operations in the U.S. and Brazil. These charges include employee separation costs of $2 million related to approximately 40 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008. The remaining $3 million was related to asset write-downs and other restructuring actions.

All other:

During the year ended December 31, 2007, the company also recorded charges of approximately $4 million related to employee separation costs covering approximately 60 employees. The majority of the affected employees had separated from the company by December 31, 2007, and the remaining employees will be separated in 2008. Additionally, the company incurred charges of $51 million in connection with asset write-downs and other restructuring actions, of which $42 million was related to asset impairments and facility closure costs in connection with the company’s Specialty Papers business.

NOTES TO FINANCIAL STATEMENTS

Year ended December 31, 2006

For the year ended December 31, 2006, the company recorded pre-tax charges of $133 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $53 million, $60 million and $20 million were recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $27 million was related to the Packaging Resources segment, $30 million was related to the Consumer Solutions segment and $8 million was related to the Consumer & Office Products segment. These charges related primarily to closing of a Consumer Solutions packaging and converting plant in the U.S. and various restructuring actions in the Packaging Resources, Consumer Solutions, and Consumer & Office Products segments in the U.S. and Europe, including asset impairments and employee separation costs covering approximately 1,340 employees. As of December 31, 2007, actions related to employee separation costs were substantially paid. In addition, $68 million was related to corporate and other of which $49 million was in connection with asset write-downs and other restructuring actions associated with ceased-use facilities and asset impairments.

Year ended December 31, 2005

For the year ended December 31, 2005, the company recorded pre-tax charges of $29 million for employee separation costs, asset write-downs and other restructuring actions, of which $18 million and $11 million were recorded within cost of sales and selling, general and administration expenses, respectively. Of these charges, $3 million was related to the Packaging Resources segment, $11 million was related to the Consumer Solutions segment, $8 million was related to the Consumer & Office Products segment, and $9 million was related to corporate and other. These charges included the closing of a Consumer Solutions converting plant in the U.S. and various other restructuring actions in the Packaging Resources, Consumer Solutions, and Consumer & Office Products segments in the U.S. and Europe, including asset impairments and employee separation costs covering approximately 300 employees. The company also recorded employee separation costs of $6 million in corporate and other covering approximately 190 employees. As of December 31, 2006, actions related to employee separation costs were substantially paid. In addition, the company sold previously written-down Consumer & Office Products assets, resulting in a gain of $2 million.

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2005 to the year ended December 31, 2007:

In millions	Employee costs	Other costs	Total
Balance of restructuring accruals at December 31, 2004	$13	$8	$21
Current charges	16	8	24
Payments	(22)	(12)	(34)

Balance of restructuring accruals at December 31, 2005	7	4	11
Current charges	50	17	67
Payments	(27)	(6)	(33)
Acquisition reserve (1)	5	—	5

Balance of restructuring accruals at December 31, 2006	35	15	50
Current charges	19	8	27
Payments	(38)	(10)	(48)

Balance of restructuring accruals at December 31, 2007	$16	$13	$29

(1)	In connection with the acquisition of Calmar, the company established a reserve under purchase accounting for restructuring actions. See Note P for further discussion.

NOTES TO FINANCIAL STATEMENTS

M. Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2007	2006	2005
Gains on sales of large-tract forestlands in West Virginia, Alabama, and Georgia	$(250)	$—	$—
Gain on sales of small-tract forestlands	(24)	(29)	(60)
Gain on sale of corporate real estate	—	(18)	—
Gain on sale of PIK note	—	(21)	—
Interest income	(20)	(20)	(33)
Asset impairments	2	20	—
Transition services income	—	(5)	(25)
Loss on the extinguishment of debt	—	—	90
Foreign currency exchange losses (gains)	(14)	(2)	8
Other, net	1	(8)	4

	$(305)	$(83)	$(16)

Gains on sales of large and small-tract forestlands were $274 million, $29 million and $60 million related to sales of 393,000 acres, 8,000 acres and 20,000 acres in 2007, 2006 and 2005, respectively (see Note B for discussion of significant 2007 forestlands sales). During 2006, the company recorded a $21 million gain on the sale of a PIK note received as part of the consideration for the sale of the printing and writing papers business in 2005. As part of the company’s initiative to reduce its real estate footprint, the company sold corporate real estate for a gain of $18 million in 2006. In 2006 and 2005, income of $5 million and $25 million, respectively, was recorded from services provided to NewPage Corporation pursuant to the printing and writing papers sale agreement (see Note P for further detail on the sale). In 2006, asset impairment charges recorded in other income, net include a $13 million write-down of an investment that was subsequently sold in 2007. The company utilized cash proceeds from the sale of its printing and writing papers business to repay approximately $1 billion of debt in 2005 and, as a result, incurred charges for debt retirement of $90 million.

NOTES TO FINANCIAL STATEMENTS

N. Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2007	2006	2005
U.S. earnings (loss)	$230	$(50)	$(27)
Foreign earnings	170	148	162

	$400	$98	$135

The significant components of the income tax provision are as follows:

	Years ended December 31,
In millions	2007	2006	2005
Current:
U.S. federal	$43	$6	$103
State and local	13	16	13
Foreign	42	39	46

	98	61	162

Deferred:
U.S. federal	18	(38)	(165)
State and local	5	(18)	(37)
Foreign	(6)	—	(1)

Provision (benefit) for deferred income taxes	17	(56)	(203)

	115	5	(41)
Allocation to discontinued operations	—	—	(57)

Income tax provision[1]	$115	$5	$16

[1]	Related to continuing operations.

The following table summarizes the major differences between the actual income tax provision attributable to continuing operations and taxes computed at the U.S. federal statutory rate:

	Years ended December 31,
In millions	2007	2006	2005
Income tax provision computed at the U.S. federal statutory rate of 35%	$140	$35	$47
State and local income taxes, net of federal benefit	6	(8)	(11)
Foreign income tax rate differential	(24)	(12)	(14)
Valuation allowances	3	6	2
Credits	(1)	(3)	(4)
Other	(9)	(13)	(4)

Income tax provision[1]	$115	$5	$16

Effective tax rate[1]	28.8%	5.4%	11.9%

[1]	Related to continuing operations.

NOTES TO FINANCIAL STATEMENTS

The principal current and noncurrent deferred tax assets and liabilities were as follows:

	December 31,
In millions	2007	2006
Deferred tax assets:
Employee benefits	$174	$154
Postretirement benefit accrual	36	62
Other accruals and reserves	64	76
Net operating loss and other credit carry forwards	190	147
Other	74	75

Total deferred tax assets	538	514
Valuation allowance	(131)	(126)

Net deferred tax assets	407	388

Deferred tax liabilities:
Depreciation and depletion	(928)	(933)
Nontaxable pension asset	(422)	(364)
State and local taxes	(104)	(84)
Identifiable intangibles	(98)	(85)
Other	(41)	(39)

Total deferred tax liabilities	(1,593)	(1,505)

Net deferred liability	$(1,186)	$(1,117)

Included in the balance sheet:
Current assets - deferred tax asset	$42	$60
Noncurrent net deferred tax liability	(1,228)	(1,177)

Net deferred liability	$(1,186)	$(1,117)

The company has a $5 million federal net operating loss carryover subject to certain limitations on utilization imposed by the Internal Revenue Code. In addition, the company has state and foreign tax net operating loss carryforwards which are available to reduce future taxable income in various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2007 and 2006, no deferred income taxes have been provided for the company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings, including foreign currency translation adjustments, totaled $1,345 million and $985 million for the years ended December 31, 2007 and 2006, respectively.

The company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the company recorded a decrease of opening retained earnings and goodwill in the amount of $8 million and $39 million, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

2007[1]
Balance at January 1, 2007	$186
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	(15)
Reductions for tax positions due to lapse of statute	(2)
Settlements	(64)

Balance at December 31, 2007	$151

[1]	The above table includes foreign currency translation effects of approximately $5 million.

NOTES TO FINANCIAL STATEMENTS

The company has operations in many areas of the world and is subject, at times, to audit in these jurisdictions. These audits, by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2002. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $151 million liability for unrecognized tax benefits at December 31, 2007, $123 million could impact the annual effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s annual effective tax rate.

During 2007, the company settled audits with the Internal Revenue Service for tax years 1999-2001. The Internal Revenue Service exam for tax years 2002-2003 is open and currently is not expected to close in 2008. Management does not anticipate any potential settlement for tax years 2002-2003 to result in a material change to the company’s financial position. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may change by $15 million to $25 million during 2008.

Pursuant to agreements for the purchase of certain businesses, the company is indemnified by the sellers for tax costs and contingencies related to pre-acquisition periods for such businesses. The company estimates such pre-acquisition tax costs and contingencies to be $7 million at December 31, 2007.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. During the years ended December 31, 2007 and 2006, the company recognized $16 million and $10 million, respectively, in interest expense and penalties. The company accrued $57 million and $15 million for the payment of interest and penalties at December 31, 2007, and 2006, respectively.

Approximately $94 million of deferred income tax expense and $34 million of deferred income tax benefit was provided for in components of other comprehensive income (loss) during the years ended December 31, 2007 and 2006, respectively.

O. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2007, MeadWestvaco had recorded liabilities of approximately $21 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

NOTES TO FINANCIAL STATEMENTS

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2007, there were approximately 350 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2007, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

P. Acquisitions and dispositions

2007 acquisitions

During the third quarter of 2007, the company acquired two manufacturers of high-quality, innovative dispensing and sprayer systems to strengthen the company’s dispensing and spraying systems business. The aggregate purchase price of these acquisitions was $52 million and resulted in $17 million of identifiable intangible assets that will be amortized over their estimated useful lives of 3 to 16 years, and goodwill of $24 million with the remainder allocated to fixed assets and working capital items. For both acquisitions, the total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed, in accordance with SFAS No. 141. The amount of goodwill was determined by comparing the total cash purchase price to the total fair values of the assets acquired and liabilities assumed. Approximately $2 million of goodwill resulting from these transactions is deductible for tax purposes. The amount paid for these acquisitions that resulted in goodwill was primarily due to these businesses providing the company with new technologies and increased access to customers in growing and important end markets. The technologies from these acquisitions will be integrated with the company’s North American, European and Asian production facilities to extend the company’s growth in critical markets such as personal care and home and garden. Results of operations for these acquisitions are included in the consolidated financial statements periods subsequent to their acquisition dates and are included in the Consumer Solutions segment. These acquisitions did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for these acquisitions are not presented.

2006 acquisitions

During the third quarter of 2006, the company acquired Saint-Gobain Calmar (“Calmar”) from Compagnie de Saint-Gobain. Calmar is a leading global manufacturer of high-quality and innovative dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia.

Excluding cash acquired, the purchase price including direct transaction costs was $714 million. The results of Calmar are included in the consolidated financial statements from the acquisition date and are included in the company’s Consumer Solutions segment. The acquisition was recorded by allocating the total consideration to the assets acquired, including intangible assets, and liabilities assumed, based on their estimated fair values at the acquisition date. Goodwill associated with this acquisition is not deductible for tax purposes.

The acquisition of Calmar was the culmination of a very competitive auction process. The amount paid for the business that resulted in goodwill was primarily due to Calmar’s status in its markets and the enviable relationships it has with its many customers throughout the world. The acquisition of Calmar provides the company with increased access to growing and important end markets, geographies and strategic customers, valuable product pipeline and commercial synergies. These synergies include the combined entities’ ability to provide broader product and packaging solutions offerings. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed, in accordance with SFAS No. 141.

NOTES TO FINANCIAL STATEMENTS

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

The following unaudited pro forma financial information presents the combined results of operations of the company and Calmar as if the acquisition had occurred at January 1, 2006 (in millions, except per share amounts):

2006
Net sales	$6,754
Income from continuing operations before income taxes	95
Net income	95

Net income per share:
Basic	$0.53
Diluted	0.52

Pro forma net income includes after-tax expense of $8 million for the amortization of purchased intangibles and depreciation associated with a step-up in property, plant and equipment. Pro forma net income also includes after-tax acquisition-related charges of $3 million due to expensing a fair value adjustment for inventory. Pro forma net income assumes an income tax provision at the combined effective tax rates of the company and Calmar. Included in pro forma net income is a $6 million income tax benefit recorded in Calmar’s historical income statement for the release of a deferred tax asset valuation allowance. In addition, pro forma net income includes after-tax interest expense of $25 million for the amount borrowed and the cash utilized to acquire Calmar.

The pro forma financial information is not intended to represent or be indicative of the company’s consolidated results of operations or financial condition that would have been reported had the acquisition been completed as of the beginning of the period presented and should not be taken as indicative of the company’s future consolidated results of operations or financial condition.

2005 acquisitions

During the fourth quarter of 2005, the company acquired DZN, The Design Group (“DZN”) for approximately $5 million. DZN is a full service design and marketing company based in Los Angeles, California, which has enhanced the company’s package design

NOTES TO FINANCIAL STATEMENTS

capabilities, enabling the company to provide a more competitive and comprehensive set of creative design services, and is included in the company’s Consumer Solutions segment. The purchase price allocation resulted in approximately $5 million of recorded goodwill. Goodwill associated with this acquisition is not deductible for tax purposes. Pro forma results for this acquisition are not presented, as the transaction was not material to the company’s consolidated financial statements for the year ended December 31, 2005.

Dispositions

On January 14, 2005, the company entered into an agreement to sell its printing and writing papers business, including its coated and carbonless papers operations, and related forestlands to an affiliate of Cerberus Management LLC, a private investment firm.

Effective April 30, 2005, this divestiture was completed. Upon closing, the company received proceeds from the buyer of $2.2 billion in cash (subject to certain adjustments) and $100 million in aggregate principal amount of senior unsecured payable-in-kind (“PIK”) promissory notes (fair value of $75 million at date of issuance) of a subsidiary of the purchaser. As a result of the sale, the company incurred a pre-tax accounting loss on sale of approximately $916 million ($687 million after tax), of which $710 million ($548 million after tax) was recorded in the fourth quarter of 2004 for impairments of goodwill and other long-lived assets, and pension and other employee benefit settlements and curtailments. The remaining $206 million ($139 million after tax) in charges was recorded in the first half of 2005. The company began reporting the papers business as a discontinued operation in the first quarter of 2005.

The company recorded a loss from discontinued operations, net of income taxes, of $91 million, or $0.48 per share, for the year ended December 31, 2005. Included in discontinued operations is interest expense directly attributable to the papers business and an allocation of general interest expense pursuant to the guidance under Emerging Issues Task Force (EITF) 87-24: Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, assets associated with the sale of the printing and writing papers business were classified as held-for-sale and were not depreciated or amortized in 2005. Included in discontinued operations for 2005 was the benefit of a LIFO decrement of about $30 million. In connection with the sale of the printing and writing papers business, the company provided certain guarantees and indemnities to the buyer and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which did not result in a material impact on the company’s consolidated financial statements.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the year ended December 31, 2005, which includes both the loss on the sale and results of operations for the printing and writing papers business. For the year ended December 31, 2005, there are only four months of operations included, as the business was sold on April 30, 2005.

In millions, except per share amount	2005
Net sales	$712
Cost of sales	611
Selling, general and administrative expenses	26
Interest expense	20
Other expense, net	203

Loss from discontinued operations before income taxes	(148)
Income tax benefit	(57)

Net loss from discontinued operations	$(91)

Net loss from discontinued operations per share – diluted	$(0.48)

Results of operations, excluding the loss on sale, for the year ended December 31, 2005, was income of $48 million.

NOTES TO FINANCIAL STATEMENTS

Q. Cash flows

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2007	2006	2005
Decrease (increase) in:
Receivables	$50	$(8)	$(52)
Inventories	(36)	72	21
Prepaid expenses	(2)	(7)	(3)

Increase (decrease) in:
Accounts payable and accrued expenses	59	68	(57)
Income taxes payable[1]	72	4	(180)

	$143	$129	$(271)

	Years ended December 31,
In millions	2007	2006	2005
Cash paid for:
Interest	$219	$209	$220
Less capitalized interest	(2)	(2)	(3)

Interest paid, net	$217	$207	$217

Income taxes paid (refunded), net	$37	$(4)	$225

[1]	Includes approximately $160 million in 2005 related to taxes payable upon the sale of the printing and writing papers business.

In connection with the sale of certain large-tract forestlands in 2007, the company received a $398 million long-term installment note which does not require any principal payments until its maturity in May 2027. See Note B and Note D for related discussion.

NOTES TO FINANCIAL STATEMENTS

R. Business segment information

MeadWestvaco’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), kraft paperboard, linerboard and saturating kraft, and packaging for consumer products including packaging for media, beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at four U.S. mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MeadWestvaco is multi-pack beverage packaging. Kraft paperboard is used for folding carton applications. Linerboard is used in the manufacture of corrugated boxes and containers. Saturating kraft is used in the manufacture of decorative laminates for kitchen countertops, furniture, flooring and wall panels, as well as pad stock for electronic components.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for packaging media products such as DVDs, CDs, video games and software; cosmetics and pharmaceutical products; and dispensing and sprayer technology systems for personal care, healthcare, fragrance and home and garden markets. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. In addition, this segment manufactures equipment that is leased or sold to its beverage, dairy and other customers to package their products.

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

The Specialty Chemicals segment manufacturers, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, and chemicals used in printing inks, asphalt paving, adhesives and lubricants.

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

No single customer or foreign country accounted for 10% or more of consolidated trade sales or assets in the periods presented:

	Years ended December 31,
In millions	2007	2006	2005
Total sales outside of the U.S.	$2,131	$1,842	$1,745
Export sales from the U.S.	993	880	829
Long-lived assets located outside the U.S.	1,396	1,176	772
Long-lived assets located in the U.S.	6,274	6,094	6,106

NOTES TO FINANCIAL STATEMENTS

Financial information by business segment follows:

In millions	Trade sales	Inter-segment sales	Total sales	Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2007
Packaging Resources	$2,650	$371	$3,021	$322	$221	$3,189	$122
Consumer Solutions[1]	2,430	1	2,431	86	180	2,742	144
Consumer & Office Products	1,147	—	1,147	139	35	803	10
Specialty Chemicals	493	—	493	37	23	371	33
Corporate and Other[2,3]	186	31	217	(184)	61	2,732	38

Total	6,906	403	7,309	400	520	9,837	347
Intersegment eliminations	—	(403)	(403)	—	—	—	—

Consolidated totals[4]	$6,906	$—	$6,906	$400	$520	$9,837	$347

Year ended December 31, 2006
Packaging Resources	$2,564	$389	$2,953	$275	$223	$3,169	$126
Consumer Solutions[1]	2,169	1	2,170	93	160	2,571	96
Consumer & Office Products	1,143	—	1,143	127	39	824	11
Specialty Chemicals	468	25	493	51	21	342	26
Corporate and Other[2,3]	186	33	219	(448)	74	2,379	43

Total	6,530	448	6,978	98	517	9,285	302
Intersegment eliminations	—	(448)	(448)	—	—	—	—

Consolidated totals[4]	$6,530	$—	$6,530	$98	$517	$9,285	$302

Year ended December 31, 2005
Packaging Resources	$2,446	$390	$2,836	$234	$222	$3,288	$141
Consumer Solutions	2,021	—	2,021	102	150	1,641	96
Consumer & Office Products	1,125	—	1,125	130	39	843	11
Specialty Chemicals	396	29	425	39	20	328	18
Corporate and Other[2,3]	182	31	213	(370)	60	2,808	39

Total	6,170	450	6,620	135	491	8,908	305
Intersegment eliminations	—	(450)	(450)	—	—	—	—

Consolidated totals[4]	$6,170	$—	$6,170	$135	$491	$8,908	$305

[1]	Full year 2007 and the third and fourth quarters of 2006 include the results of Calmar, acquired in July 2006.
[2]	Revenue included in Corporate and Other includes specialty papers sales and timber sales of the forestry operation, and excludes proceeds from the sale of forestlands.
[3]

Corporate and Other may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, pension income, interest expense and income and gains on asset sales.

[4]	Consolidated totals represent income from continuing operations before income taxes.

NOTES TO FINANCIAL STATEMENTS

S. Selected quarterly information (unaudited)

	Years ended December 31,
In millions, except per share data	2007[1]	2006[2]
Sales:
First	$1,552	$1,434
Second	1,706	1,570
Third	1,796	1,751
Fourth	1,852	1,775

Year	$6,906	$6,530

Gross profit:
First	$243	$217
Second	308	252
Third	343	335
Fourth	302	327

Year	$1,196	$1,131

Net income (loss):
First	$(16)	$3
Second	32	(7)
Third	121	56
Fourth	148	41

Year	$285	$93

Net income (loss) per common share, basic and diluted:
First	$(0.09)	$0.02
Second	0.17	(0.04)
Third	0.66	0.31
Fourth	0.82	0.23

[1]

First quarter 2007 results include after-tax restructuring charges of $10 million, or $0.05 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $3 million, or $0.02 per share, related to the company’s cost initiative; and after-tax gains of $1 million, or $0.00 per share, related to sales of forestlands. Second quarter 2007 results include after-tax restructuring charges of $5 million, or $0.03 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $5 million, or $0.03 per share, related to the company’s cost initiative; and after-tax gains of $3 million, or $0.02 per share, related to sales of forestlands. Third quarter 2007 results include after-tax restructuring charges of $13 million, or $0.07 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $4 million, or $0.02 per share, related to the company’s cost initiative; and after-tax gains of $56 million, or $0.31 per share, related to sales of forestlands. Fourth quarter 2007 results include after-tax restructuring charges of $26 million, or $0.14 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $3 million, or $0.02 per share, related to the company’s cost initiative; and after-tax gains of $110 million, or $0.60 per share, related to sales of forestlands.

[2]

First quarter 2006 results include after-tax restructuring charges of $2 million, or $0.01 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $1 million, or $0.01 per share, related to the company’s cost initiative; and after-tax gains of $2 million, or $0.01 per share, related to sales of forestlands. Second quarter 2006 results include after-tax restructuring charges of $37 million, or $0.20 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $6 million, or $0.04 per share, related to the company’s cost initiative; an after-tax gain of $13 million, or $0.07 per share, related to the sale of a note received as part of the consideration for the sale of the printing and writing papers business in 2005; and after-tax gains of $3 million, or $0.02 per share, related to sales of forestlands. Third quarter 2006 results include after-tax restructuring charges of $12 million, or $0.07 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $6 million, $0.03 per share, related to the company’s cost initiative; and after-tax gains of $3 million, or $0.02 per share, related to sales of forestlands. Fourth quarter 2006 results include after-tax restructuring charges of $34 million, or $0.19 per share, related to employee separation costs, asset write-downs and other restructuring actions; after-tax one-time costs of $12 million, or $0.06 per share, related to the company’s cost initiative; an after-tax gain of $11 million, or $0.06 per share, related to the sale of corporate real estate; and after-tax gains of $10 million, or $0.05 per share, related to sales of forestlands.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (Exchange Act), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2007.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2007, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2008 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2008, and is incorporated herein by reference. A portion of the information required by this item for MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2008 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC or before March 27, 2008, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2008 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2008, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2008 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2008, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2008 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2008, and is incorporated herein by reference.

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

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2006, and incorporated herein by reference.

3.2*	Amended and Restated By-laws of the Registrant dated February 25, 2008.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4.1 to the company’s Form 8-K on April 2, 2002, and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984, and incorporated herein by reference.

4.3	First Supplemental Indenture between Westvaco Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4(a) to the company’s Form 8-K on February 1, 2002, and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003, and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002, and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003, and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, N.A. dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003, and incorporated herein by reference.

4.9	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A on January 29, 2002, and incorporated herein by reference.

4.10	Amendment to Rights Agreement dated as of December 21, 2007 between Registrant and the Bank of New York Mellon filed as Exhibit 4.2 to the company’s Form 8-A/A on December 26, 2007, and incorporated herein by reference.

10.1+	The Mead Corporation 1991 Stock Option Plan, as amended through June 24, 1999, previously filed as Exhibit 10.xxvii to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.3+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.4+*	Amendment to the Mead Corporation 1996 Stock Option Plan effective January 23, 2007.

10.5+	1985 Supplement to The Mead Corporation’s Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.6+	Restated Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.7+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.8+	Restated Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Society Bank, National Association; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.9+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.10+*	Amendment to the Mead Corporation Restricted Stock Plan effective January 23, 2007.

10.11+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s
Quarterly Report on Form 10-Q for the period ended March 31, 2002, and incorporated herein by reference.

10.12+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.14+	The Mead Corporation Amended and Restated Directors Capital Accumulation Plan effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	The Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed at Exhibit 99 to Westvaco’s Registration Statement on Form S-8 on February 28, 1995, and incorporated herein by reference.

10.16+	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.17+	The Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco’s definitive proxy statement for the 1999 Annual Meeting of Shareholders, and incorporated herein by reference.

10.18+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.19+*	Amendment to the Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007.

10.20+	The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors, previously filed as Exhibit B to the company’s definitive Proxy Statement for the 2002 Annual Meeting of Shareholders, and incorporated herein by reference.

10.21+*	Amendment to the MeadWestvaco Corporation Compensation Plan for Non-Employee Directors effective January 23, 2007.

10.22	Equity and Asset Purchase Agreement dated January 14, 2005 between Registrant and Maple Acquisition LLC, previously filed on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.23	$1 billion Five-Year Credit Agreement dated as of December 1, 2004 among the Registrant, The Bank of New York, as agent, and the banks named therein, as amended on December 1, 2005 to reduce the Credit Facility from $1 billion to $750 million and to extend the maturity date to December 1, 2010, previously filed as Exhibit 99.1 on the company’s Form 8-K on December 19, 2005, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation 2005 Performance Incentive Plan, previously filed as Annex D to the company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, and incorporated herein by reference.

10.25+*	Amendment to the MeadWestvaco Corporation 2005 Performance Incentive Plan effective January 23, 2007.

10.26+	MeadWestvaco Corporation Executive Retirement Plan effective January 29, 2004, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference.

10.27+*	Amendments to the MeadWestvaco Corporation Executive Retirement Plan effective September 1, 2006.

10.28+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2003, previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

10.29+	MeadWestvaco Corporation Deferred Compensation Plan effective January 1, 2003, previously filed as Exhibit 10.33 to the company’s Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.30	Definitive Agreement dated April 27, 2006 between Registrant and Compagnie de Saint-Gobain (for the acquisition of Saint-Gobain Calmar), previously filed as Exhibit 99.2 to the company’s Form 8-K on April 28, 2006, and incorporated herein by reference.

10.31+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective January 23, 2007, previously filed as Exhibit 10.35 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.32+*	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II.

10.33+*	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins.

10.34+*	Summary of MeadWestvaco Corporation Long-Term Incentive Plan under 2005 Performance Incentive Plan, as amended.

10.35+*	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

February 28, 2008

/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2008
John A. Luke, Jr.

/s/ E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 28, 2008
E. Mark Rajkowski

/s/ John E. Banu	Controller (Principal Accounting Officer)	February 28, 2008
John E. Banu

/s/ Michael E. Campbell	Director	February 28, 2008
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	February 28, 2008
Dr. Thomas W. Cole, Jr.

/s/ James G. Kaiser	Director	February 28, 2008
James G. Kaiser

/s/ Richard B. Kelson	Director	February 28, 2008
Richard B. Kelson

/s/ James M. Kilts	Director	February 28, 2008
James M. Kilts

/s/ Susan J. Kropf	Director	February 28, 2008
Susan J. Kropf

/s/ Douglas S. Luke	Director	February 28, 2008
Douglas S. Luke

/s/ Robert C. McCormack	Director	February 28, 2008
Robert C. McCormack

/s/ Timothy H. Powers	Director	February 28, 2008
Timothy H. Powers

/s/ Edward M. Straw	Director	February 28, 2008
Edward M. Straw

/s/ Jane L. Warner	Director	February 28, 2008
Jane L. Warner

EXHIBIT INDEX

3.2	Amended and Restated By-Laws of the Registrant dated February 25, 2008.

10.4	Amendment to the Mead Corporation 1996 Stock Option Plan effective January 23, 2007.

10.10	Amendment to the Mead Corporation Restricted Stock Plan effective January 23, 2007.

10.19	Amendment to the Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007.

10.21	Amendment to the MeadWestvaco Corporation Compensation Plan for Non-Employee Directors effective January 23, 2007.

10.25	Amendment to the MeadWestvaco Corporation 2005 Performance Incentive Plan effective January 23, 2007.

10.27	Amendments to the MeadWestvasco Corporation Executive Retirement Plan effective September 1, 2006.

10.32	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II.

10.33	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins.

10.34	Summary of MeadWestvaco Corporation Long-Term Incentive Plan under 2005 Performance Incentive Plan, as amended.

10.35	Summary of MeadWestvaco Annual Incentive Plan under 2005 Performance Incentive Plan, as amended.

21.	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.