Form 10-Q
period 2008-03-31
MEADWESTVACO CORP
filed 2008-05-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	11013 West Broad Street
(State of incorporation)	Glen Allen, VA 23060
Telephone 804-327-5200
31-1797999	(Address and telephone number of
(I.R.S. Employer Identification No.)	registrant’s principal executive offices)

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

At April 30, 2008, the latest practicable date, there were 173,724,477 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

And Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2008	2007
Net sales	$1,518	$1,428

Cost of sales	1,293	1,200
Selling, general and administrative expenses	201	211
Interest expense	54	49
Other income, net	(7)	(5)

Loss from continuing operations before income taxes	(23)	(27)
Income tax benefit	(15)	(4)

Loss from continuing operations	(8)	(23)
Discontinued operations, net of tax	4	7

Net loss	$(4)	$(16)

Net loss per share - basic:
Loss from continuing operations	$(0.04)	$(0.13)
Discontinued operations	0.02	0.04

Net loss	$(0.02)	$(0.09)

Shares used to compute net loss per share - basic	173.9	182.6

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except share and per share amounts	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$335	$245
Accounts receivable, net	814	975
Inventories	825	745
Other current assets	123	122
Current assets of discontinued operations	89	80

Current assets	2,186	2,167

Property, plant, equipment and forestlands, net	3,779	3,790
Prepaid pension asset	1,201	1,214
Goodwill	848	840
Other assets	1,467	1,404
Non-current assets of discontinued operations	416	422

	$9,897	$9,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$622	$622
Accrued expenses	625	720
Notes payable and current maturities of long-term debt	218	68
Current liabilities of discontinued operations	41	45

Current liabilities	1,506	1,455

Long-term debt	2,387	2,375
Other long-term obligations	1,074	1,056
Deferred income taxes	1,187	1,227
Non-current liabilities of discontinued operations	17	16

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2008 – 173,720,538 (2007 – 173,839,186)	2	2
Additional paid-in capital	3,084	3,080
Retained earnings	232	276
Accumulated other comprehensive income	408	350

	3,726	3,708

	$9,897	$9,837

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
In millions	2008	2007
Cash flows from operating activities:
Net loss	$(4)	$(16)
Discontinued operations	(4)	(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	118	125
Deferred income taxes	(19)	32
Loss on sales of assets, net	—	1
Pension income	(31)	(14)
Changes in working capital, excluding the effects of acquisitions and dispositions	(27)	(36)
Other, net	4	(2)

Net cash provided by operating activities from continuing operations	37	83
Discontinued operations	3	15

Net cash provided by operating activities	40	98

Cash flows from investing activities:
Capital expenditures	(64)	(62)
Proceeds from dispositions of assets	1	13
Other	(4)	(7)
Discontinued operations	(4)	(3)

Net cash used in investing activities	(71)	(59)

Cash flows from financing activities:
Repayment of long-term debt	(17)	(45)
Notes payable and other short-term borrowings, net	157	101
Proceeds from issuance of common stock and exercises of stock options	—	39
Changes in book overdrafts	14	(37)
Dividends paid	(40)	(42)

Net cash provided by financing activities	114	16

Effect of exchange rate changes on cash	7	1

Increase in cash and cash equivalents	90	56

Cash and cash equivalents:
At beginning of period	245	156

At end of period	$335	$212

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation

MeadWestvaco Corporation, a Delaware corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the food and beverage, media and entertainment, personal care, home and garden, cosmetics, and healthcare industries. The company’s businesses include Consumer & Office Products and Specialty Chemicals, and the Community Development and Land Management Group which manages the company’s land holdings to support its operations, and to provide for conservation, recreation and development opportunities. The terms “MeadWestvaco”, “MWV” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U. S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2008 presentation. These reclassifications reflect the presentation of discontinued operations for the Kraft business previously included in the Packaging Resources segment. Refer to Note 11 for further discussion.

New accounting standard

As permitted under transition rules by the FASB, the company partially adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company delayed the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. The full adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial position or results of operations. The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at March 31, 2008 at fair value. The measurements of fair value are made on a recurring basis.

In millions	March 31, 2008	Level 1(1)	Level 2(2)	Level 3(3)
Derivatives-assets	$48	$—	$48	$—
Derivatives-liabilities	(7)	—	(7)	—
Cash equivalents	111	111	—	—

Total	$152	$111	$41	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs: quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2.	Restructuring charges

Three Months Ended March 31, 2008

During the three months ended March 31, 2008, the company recorded pre-tax restructuring charges of $8 million related to employee separation costs and other restructuring actions, of which $4 million was recorded within cost of sales and $4 million was recorded within selling, general and administrative expenses. Of this amount, $3 million was related to asset write-downs and other restructuring actions and $5 million was related to employee separation costs. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Consumer Solutions

During the three months ended March 31, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. The actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation costs covering approximately 200 employees and $1 million was in connection with other restructuring actions. The affected employees will be separated from the company by the end of 2008.

All other

During the three months ended March 31, 2008, the company recorded additional pre-tax charges of $4 million, of which $2 million was related to employee separation costs covering approximately 100 employees and $2 million was in connection with other restructuring actions. The affected employees will be separated from the company by the end of 2008.

The following table summarizes these charges by business segment for the three months ended March 31, 2008:

In millions	Asset write-downs and other costs	Employee costs	Total
Consumer Solutions	$1	$3	$4
All other	2	2	4

	$3	$5	$8

Three Months Ended March 31, 2007

During the three months ended March 31, 2007, the company recorded pre-tax restructuring charges of $16 million related to employee separation costs and other restructuring actions, of which $7 million, $7 million and $2 million were recorded within cost of sales, selling, general and administrative expenses and other income, net, respectively. Of this amount, $11 million was related to asset write-downs and other restructuring-actions, and $5 million was related to employee separation costs. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Consumer Solutions

During the three months ended March 31, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. The actions resulted in pre-tax charges of $9 million, of which $4 million related to employee separation costs covering approximately 70 employees and $5 million was in connection with other restructuring actions. The affected employees had separated from the company by the end of 2007.

Consumer & Office Products

During the three months ended March 31, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million was related to employee separation costs covering approximately 50 employees and $1 million was in connection with other restructuring actions. The affected employees had separated from the company by the end of 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the three months ended March 31, 2007, the company recorded additional pre-tax charges of $5 million in connection with charges associated with ceased-use facilities and a loss associated with an equity investment sold during the quarter.

The following table summarizes these charges by business segment for the three months ended March 31, 2007:

In millions	Asset write-downs and other costs	Employee costs	Total
Consumer Solutions	$5	$4	$9
Consumer & Office Products	1	1	2
All other	5	—	5

	$11	$5	$16

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the three months ended March 31, 2008:

In millions	Employee costs	Other costs	Total
Balance of restructuring accruals at December 31, 2007	$16	$13	$29
Current charges	5	2	7
Payments	(10)	(9)	(19)

Balance of restructuring accruals at March 31, 2008	$11	$6	$17

3.	Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2008	December 31, 2007
Raw materials	$196	$179
Production materials, stores and supplies	97	97
Finished and in process goods	532	469

	$825	$745

The balance of property, plant and equipment is net of accumulated depreciation of $3.23 billion and $3.11 billion at March 31, 2008 and December 31, 2007, respectively.

4.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

	March 31, 2008		December 31, 2007
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$214	$71	$212	$67
Customer contracts and lists	280	56	259	53
Patents	60	29	59	27
Other – primarily licensing rights	79	36	77	39

	$633	$192	$607	$186

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Included in other assets are indefinite-lived intangible assets which had carrying values of $101 million and $97 million at March 31, 2008 and December 31, 2007, respectively.

The company recorded amortization expense for intangible assets subject to amortization in the amounts of $11 million and $10 million for the three months ended March 31, 2008 and 2007, respectively.

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for 2008 and each of the succeeding five years is as follows: 2008—$40 million; 2009—$40 million; 2010—$39 million; 2011—$35 million; 2012—$34 million; and 2013—$33 million.

5.	Employee retirement and postretirement benefits

The components of net periodic benefits cost (income) for the company’s retirement and postretirement plans for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	Pension benefits		Postretirement benefits
In millions	2008	2007	2008	2007
Service cost—benefits earned during the period	$10	$12	$1	$1
Interest cost on projected benefit obligation	38	37	2	2
Expected return on plan assets	(71)	(65)	—	—
Amortization of prior service cost	2	1	(1)	(1)
Amortization of net loss	—	1	—	—
Curtailment gain	(10)	—	—	—

Net periodic benefit cost (income)	$(31)	$(14)	$2	$2

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income for the three months ended March 31, 2008 are as follows:

	Three Months Ended March 31,
	Pension benefits	Postretirement benefits
In millions	2008	2008
Prior service cost (income)	$2	$(1)

Curtailment recognition

In accordance with provisions of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the company recorded a pre-tax curtailment gain of $10 million in the first quarter of 2008 with respect to salaried and non-bargained hourly employee terminations pursuant to the company’s G&A cost initiative. Plan assets and liabilities were re-measured at February 29, 2008, using a discount rate of 6.5% resulting in a net reduction to the plans’ funded status for which the company recorded an after-tax charge of $24 million to other comprehensive income.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2008. However, the company expects to contribute $5 million to the funded non-U.S. plans in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $5 million, $15 million, and $4 million in 2008, respectively. During the three months ended March 31, 2008, $6 million was paid by the company. The company anticipates paying an additional $18 million during the remainder of 2008.

6.	Net loss per common share

Basic net loss per share for all the periods presented has been calculated using the company’s weighted-average shares outstanding. For the three months ended March 31, 2008 and 2007, the impact of incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards was not included in the calculation of weighted-average shares as it would have had an antidilutive effect on net loss from continuing operations.

7.	Segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Sales between the segments are recorded primarily at market prices.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), linerboard, and packaging for consumer products including packaging for media, beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at three U.S. mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and containers.

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

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL,® AT-A-GLANCE,® Cambridge,® COLUMBIAN,® Day Runner,® Five Star,® Mead® and Trapper Keeper.®

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Corporate and Other includes the company’s Specialty Papers business, the Community Development and Land Management Group, which includes the company’s forestry operations, and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal settlements, net pension income, interest income and expense, sales of forestlands and corporate real estate, and other activities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment sales and profits (losses) for the three months ended March 31, 2008 and 2007 were as follows:

Three Months Ended March 31, 2008	Sales			Segment
In millions	Trade	Inter-segment	Total	profit (loss)
Packaging Resources	$532	$99	$631	$32
Consumer Solutions	605	1	606	9
Consumer & Office Products	208	—	208	(3)
Specialty Chemicals	124	—	124	12
Corporate and Other	49	1	50	(73)

Total	1,518	101	1,619	(23)
Intersegment eliminations	—	(101)	(101)	—

Consolidated totals	$1,518	$—	$1,518	$(23)

Three Months Ended March 31, 2007	Sales			Segment
In millions	Trade	Inter-segment	Total	profit (loss)
Packaging Resources (1)	$496	$90	$586	$43
Consumer Solutions	566	—	566	20
Consumer & Office Products	201	—	201	(2)
Specialty Chemicals	112	—	112	4
Corporate and Other (1)	53	5	58	(92)

Total	1,428	95	1,523	(27)
Intersegment eliminations	—	(95)	(95)	—

Consolidated totals	$1,428	$—	$1,428	$(27)

(1)

The results for 2007 have been recast to reflect the discontinued operations of the Kraft business. The balance of long-lived assets for the Packaging Resources segment at December 31, 2007 included $422 million attributable to the Kraft business. See Note 11 for further discussion.

8.	Comprehensive income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. Comprehensive income for the three months ended March 31, 2008 and 2007 was $54 million and $9 million, respectively. The difference between net loss and comprehensive income for the three months ended March 31, 2008 and 2007 primarily relates to the impact of foreign currency translation.

The changes in the components of comprehensive income, net of tax, for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
In millions	2008	2007
Net loss	$(4)	$(16)
Foreign currency translation	75	20
Adjustments related to pension and other benefit plans	(24)	1
Change in unrealized loss on derivative instruments	7	4

Comprehensive income	$54	$9

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

9.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2008, MeadWestvaco had recorded liabilities of approximately $20 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. At March 31, 2008, there were approximately 460 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2008, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Other income, net

Other income, net for the three months ended March 31, 2008 and 2007 was comprised of the following:

	Three Months Ended March 31,
In millions	2008	2007
Investment income	$(9)	$(4)
Foreign currency exchange losses (gains)	1	(2)
Other, net	1	1

	$(7)	$(5)

11.	Discontinued operations

On April 7, 2008, the company entered into an agreement to sell its North Charleston, South Carolina kraft paper mill and its related saw mill operation (collectively, the “Kraft business”) to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain closing adjustments. For the three months ended March 31, 2008, the company is reporting the Kraft business as a discontinued operation and prior period amounts have been recast on a comparable basis. The sale is expected to close in the third quarter of 2008.

Results of operations for discontinued operations, net of income taxes, was income of $4 million, or $0.02 per share, for the three months ended March 31, 2008 compared to income of $7 million, or $0.04 per share, for the three months ended March 31, 2007. Included in discontinued operations is an allocation of general interest expense pursuant to the guidance under EITF 87-24, Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the Kraft business are classified as held-for-sale and therefore are no longer being depreciated or amortized. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
In millions	2008	2007
Net sales	$133	$124

Cost of sales	122	109
Selling, general and administrative expenses	3	2
Interest expense	4	3
Other income, net	(1)	—

Income before income taxes	5	10
Income tax provision	1	3

Net income	$4	$7

Net income per share	$0.02	$0.04

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheets at March 31, 2008 and December 31, 2007:

In millions	March 31, 2008	December 31, 2007
Accounts receivable, net	$42	$34
Inventories	45	45
Other current assets	2	1

	89	80

Property, plant, equipment and forestlands, net	415	421
Other assets	1	1

	416	422

Accounts payable	22	19
Accrued expenses	19	26

	41	45

Other long-term liabilities	17	16

12.	Income taxes

The Internal Revenue Service examination of the company for tax years 2002-2003 is expected to close in 2008. Management does not anticipate any potential settlement for tax years 2002-2003 to have a material impact on the company’s financial position. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. During the three months ended March 31, 2008, the company reduced its reserves for unrecognized tax benefits by $8 million, predominantly pursuant to a favorable resolution of a prior tax examination matter. Based on the resolution of the various audits mentioned above, it is reasonably possible that the company’s reserves for unrecognized tax benefits may change by about $15 million during the remainder of 2008. For the three months ended March 31, 2008, the effective rate differed from statutory rates due primarily from the release of $8 million in reserves discussed above, and from changes in the mix of expected income levels between the company’s domestic and foreign operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2008, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported a net loss from continuing operations of $8 million, or $0.04 per share, compared to a net loss from continuing operations of $23 million, or $0.13 per share, for the three months ended March 31, 2007. The results for the three months ended March 31, 2008 from continuing operations include after-tax restructuring charges of $5 million, or $0.03 per share, primarily related to employee separation costs and facility closures. Also included in the results for the three months ended March 31, 2008 from continuing operations is an after-tax gain of $6 million, or $0.04 per share, from the recognition of a curtailment gain associated with the company’s U.S. pension plan due to employee reductions from the company’s cost initiative. The results for the three months ended March 31, 2007 from continuing operations include after-tax restructuring charges of $10 million, or $0.06 per share, primarily related to employee separation costs and facility closures, and after-tax one-time costs of $3 million, or $0.02 per share, in connection with the company’s cost initiative. The amounts related to the items noted above are included in Corporate and Other for segment reporting purposes.

For the three months ended March 31, 2008, sales from continuing operations increased 6% to $1.52 billion compared to sales from continuing operations of $1.43 billion for the three months ended March 31, 2007. The company generated revenue growth from higher selling prices and improved product mix in many of its businesses, as well as from the impact of favorable foreign exchange. These positive effects on results from continuing operations were offset by significant cost inflation in energy, raw materials and freight. During 2008, pre-tax input costs for energy, raw materials and freight were $39 million higher than 2007, offsetting higher selling prices and improved product mix of $39 million. During 2008, the impact of favorable foreign exchange on pre-tax results from continuing operations was $10 million higher than 2007. The 2008 results from continuing operations include pre-tax bad-debt charges of $8 million related to two customer bankruptcies during the quarter.

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals. For the three months ended March 31, 2008, total profit from continuing operations from the company’s business segments was $50 million compared to $65 million for the three months ended March 31, 2007. During 2008, the company generated strong sales momentum in targeted global packaging markets, improved productivity in a number of its businesses and continued to drive pricing higher, particularly in the mill-based businesses. In addition, the Specialty Chemicals segment delivered stronger than expected earnings improvement. Lower overall profitability was influenced by increased input costs for energy, raw materials and freight across all businesses, volume declines in global media, incremental expenses associated with planned mill outages during the quarter, and customer bad-debt charges in both the Consumer Solutions and Consumer & Office Products segments. Refer to the individual segment discussions that follow for detail information for each segment.

On April 7, 2008, the company entered into an agreement to sell its North Charleston, South Carolina kraft paper mill and its related saw mill operation (collectively, the “Kraft business”) to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain closing adjustments. The sale is expected to close in the third quarter of 2008, resulting in a modest gain. For the three months ended March 31, 2008, the company is reporting the Kraft business as a discontinued operation and the results for 2007 have been recast to conform to the 2008 presentation. Results from discontinued operations were after-tax income of $4 million, or $0.02 per share, for the three months ended March 31, 2008 compared to after-tax income of $7 million, or $0.04 per share, for the three months ended March 31, 2007. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2008 and 2007 as reported in accordance with accounting principles generally accepted in the U.S. (“GAAP”). All per share amounts are presented on an after-tax basis. Prior period amounts have been adjusted to conform to the 2008 presentation pursuant to the pending disposition of the Kraft business.

	Three Months Ended March 31,
In millions	2008	2007
Sales	$1,518	$1,428

Cost of sales	1,293	1,200
Selling, general and administrative expenses	201	211
Interest expense	54	49
Other income, net	(7)	(5)

Loss from continuing operations before taxes	(23)	(27)
Income tax benefit	(15)	(4)

Loss from continuing operations	(8)	(23)
Discontinued operations, net of tax	4	7

Net loss	$(4)	$(16)

Net loss per share – basic:
Loss from continuing operations	$(0.04)	$(0.13)
Discontinued operations	0.02	0.04

Net loss	$(0.02)	$(0.09)

Sales for the three months ended March 31, 2008 increased 6% to $1.52 billion compared to sales of $1.43 billion for the three months ended March 31, 2007. Increased sales in 2008 were primarily the result of higher selling prices and improved product mix across many of our businesses, and the impact of favorable foreign exchange, offset in part by lower volumes for some businesses compared to 2007. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the three months ended March 31, 2008 was $1.29 billion compared to $1.20 billion for the three months ended March 31, 2007. Cost of sales increased 8% in 2008 compared to 2007 due primarily to continued increases in input costs for energy, raw materials and freight. In 2008, the company’s overall gross margin decreased by about a percentage point to 14.8% compared to 2007.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $201 million compared to $211 million for the three months ended March 31, 2007. The results for 2008 include bad-debt charges of $8 million related to two customer bankruptcies during the quarter, and reflect lower restructuring charges and one-time costs of $9 million compared to 2007.

Pension income was $31 million for the three months ended March 31, 2008 compared to $14 million for the three months ended March 31, 2007. Included in pension income for the three months ended March 31, 2008 is a gain of $10 million pursuant to the recognition of a curtailment associated with the company’s U.S. pension plan due to employee reductions from the company’s cost initiative. Pension income is reported in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net, was $7 million for the three months ended March 31, 2008 compared to $5 million for the three months ended March 31, 2007, and was comprised of the following:

	Three Months Ended March 31,
In millions	2008	2007
Investment income	$(9)	$(4)
Foreign currency exchange losses (gains)	1	(2)
Other, net	1	1

	$(7)	$(5)

Interest expense for the three months ended March 31, 2008 was $54 million compared to $49 million for the three months ended March 31, 2007. The increase is primarily attributable to $4 million of expense pursuant to a long-term obligation non-recourse to MWV in connection with the monetization of a note received from the buyer of certain forestlands in the fourth quarter of 2007.

For the three months ended March 31, 2008, the effective tax rate benefit for continuing operations was approximately 65%. The effective rate differed from statutory rates due primarily from the release of $8 million in reserves for certain unrecognized tax benefits due to a favorable resolution of a prior tax examination matter, and from changes in the mix of expected income levels between the company’s domestic and foreign operations. For the three months ended March 31, 2007, the effective tax rate benefit for continuing operations was approximately 14%. The effective rate differed from statutory rates due primarily to changes in the mix of expected income levels between the company’s domestic and foreign operations.

Results from discontinued operations were after-tax income of $4 million, or $0.02 per share, for the three months ended March 31, 2008 compared to after-tax income of $7 million, or $0.04 per share, for the three months ended March 31, 2007. Refer to Note 11 of the “Notes to Consolidated Financial Statements” for further discussion of the sale of the Kraft business and discontinued operations treatment.

In addition to the information discussed above, the following sections present the results of operations for each of the company’s business segments and Corporate and Other.

Packaging Resources

	Three Months Ended March 31,
In millions	2008	2007[2]
Sales	$631	$586
Segment profit[1]	32	43

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

[2]	Results for 2007 have been recast to reflect the pending disposition of the Kraft business.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), linerboard, and packaging for consumer products including packaging for media, beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products. This segment’s paperboard products are manufactured at three U.S. mills and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service, media products and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and containers.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Packaging Resources segment increased 8% to $631 million for the three months ended March 31, 2008 compared to $586 million for the three months ended March 31, 2007. Increased sales were the result of higher volumes, higher selling prices, improved product mix and the impact of favorable foreign exchange. Higher volumes were attributable to increased shipments in a number of key paperboard grades, including beverage and aseptic, and from growth in emerging markets. Shipments of bleached paperboard in 2008 were 392,000 tons, up 2% from 2007. Shipments of CNK in 2008 were 271,000 tons, up 5% from 2007. Compared to 2007, both bleached paperboard and CNK prices were up 4% in 2008. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were approximately 40% higher in 2008 compared to 2007 driven largely by higher selling prices, higher volumes and the impact of favorable foreign exchange.

Profit for the Packaging Resources segment was $32 million for the three months ended March 31, 2008 compared to $43 million for the three months ended March 31, 2007. Earnings in 2008 compared to 2007 were negatively affected by $25 million from higher input costs for energy, raw materials and freight, and by $14 million from unfavorable productivity driven by planned maintenance at the Mahrt mill during the quarter. Earnings in 2008 benefited by $26 million from price increases and improvements in product mix, and $2 million from higher volumes compared to 2007.

Consumer Solutions

	Three Months Ended March 31,
In millions	2008	2007
Sales	$606	$566
Segment profit[1]	9	20

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

Sales for the Consumer Solutions segment increased 7% to $606 million for the three months ended March 31, 2008 compared to $566 million for the three months ended March 31, 2007. Growth in the segment’s personal care, home and garden, global beverage and tobacco businesses was partially offset by sales declines in global media due to market-related volume declines, competitive pricing pressures and unfavorable product mix.

Profit for the Consumer Solutions segment was $9 million for the three months ended March 31, 2008 compared to $20 million for the three months ended March 31, 2007. Earnings in 2008 were negatively impacted by $9 million from higher input costs for energy, raw materials and freight, $5 million from a bad-debt charge related to a customer bankruptcy during the quarter, $4 million from lower price and product mix, and $1 million from lower volumes compared to 2007. Earnings in 2008 benefited from net improved productivity of $2 million, which was impacted by $5 million from the company’s strategic program to shift production capacity to lower cost locations. In addition, earnings in 2008 benefited from the impact of favorable foreign exchange and other items of $6 million compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

	Three Months Ended March 31,
In millions	2008	2007
Sales	$208	$201
Segment loss[1]	(3)	(2)

[1]

Segment loss is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL,® AT-A-GLANCE,® Cambridge,® COLUMBIAN,® Day Runner,® Five Star,® Mead® and Trapper Keeper.®

Sales for the Consumer & Office Products segment increased 3% to $208 million for the three months ended March 31, 2008 compared to $201 million for the three months ended March 31, 2007. The 2008 results were impacted by enhanced product mix from the company’s focus on value-added products, offset by slightly lower volumes compared to 2007 due to the company’s continued focus on proprietary-branded products. In 2008, the segment’s Brazilian operation experienced a solid back-to-school season and also benefited from the impact of favorable foreign exchange compared to 2007. The first quarter is a seasonally slow period for this segment as the business is building its inventory base for the back-to-school, calendar and time-management products selling seasons later in the year.

Operating loss for the Consumer & Office Products segment was $3 million for the three months ended March 31, 2008 compared to an operating loss of $2 million for the three months ended March 31, 2007. In 2008, the segment’s results were negatively impacted by $5 million from increased costs for energy, raw materials and freight, $3 million from lower volumes, $3 million from a bad-debt charge related to a customer bankruptcy during the quarter and $2 million from other unfavorable items compared to 2007. Results in 2008 benefited by $8 million from price increases and improvements in product mix, and $4 million from improved productivity compared to 2007. This segment continues to be impacted by Asian based imported products.

Specialty Chemicals

	Three Months Ended March 31,
In millions	2008	2007
Sales	$124	$112
Segment profit[1]	12	4

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment increased 11% to $124 million for the three months ended March 31, 2008 compared to $112 million for the three months ended March 31, 2007, primarily due to improved pricing across all

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

major product lines. Overall demand for performance chemicals was strong, especially in industrial markets for agricultural, paper and petroleum applications. This segment also experienced solid non-automotive carbon growth, especially in purification markets.

Profit for the Specialty Chemicals segment was $12 million for the three months ended March 31, 2008 compared to $4 million for the three months ended March 31, 2007. Earnings in 2008 benefited by $9 million from price increases and product mix improvements, and by $2 million from improved productivity compared to 2007. Increased input costs for energy, raw materials and freight of $1 million, lower volumes of $1 million and other items of $1 million adversely affected 2008 segment profit compared to 2007.

Corporate and Other

	Three Months Ended March 31,
In millions	2008	2007[2]
Sales	$50	$58
Corporate and Other loss[1]	(73)	(92)

[1]

Corporate and Other loss may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest expense and income, and gains on asset sales.

[2]	Results for 2007 have been recast to reflect the pending disposition of the Kraft business.

Corporate and Other includes the company’s Specialty Papers business, the Community Development and Land Management Group, which includes the company’s forestry operations, and corporate support staff services and related assets and liabilities, including merger-related goodwill. The results include income and expense items not directly associated with segment operations, such as restructuring charges and one-time costs, certain legal settlements, net pension income, interest income and expense, sales of forestlands and corporate real estate, and other activities.

The company recorded a loss of $73 million in Corporate and Other for the three months ended March 31, 2008 compared to a loss of $92 million for the three months ended March 31, 2007. The decrease in the loss in 2008 was the result of a pension plan curtailment gain of $10 million, lower restructuring charges and one-time costs of $13 million, partially offset by lower earnings of $2 million from the Community Development and Land Management Group and other unfavorable items of $2 million compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Cash provided by operating activities was $40 million for the three months ended March 31, 2008 compared to cash provided by operating activities of $98 million for the three months ended March 31, 2007. Cash flows in 2008 reflect lower operating earnings, higher tax payments, inventory build for the back-to-school season in the Consumer & Office Products segment, and a higher level of receivables due to increased sales compared to 2007. Cash and cash equivalents totaled $335 million at March 31, 2008 compared to $245 million at December 31, 2007.

Investing activities

Cash used in investing activities was $71 million for the three months ended March 31, 2008 compared to cash used in investing activities of $59 million for the three months ended March 31, 2007. Capital spending from continuing operations totaled $64 million for the three months ended March 31, 2008 compared to $62 million for the three months ended March 31, 2007. For 2008, the company expects annual capital spending to be about $310 million, well below the company’s expected level of annual depreciation, depletion and amortization expense of $475 million.

Financing activities

Cash provided by financing activities was $114 million for the three months ended March 31, 2008 compared to cash provided by financing activities of $16 million for the three months ended March 31, 2007.

The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes and a $338 million liability non-recourse to MWV) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at March 31, 2008 and December 31, 2007.

The percentage of total debt to total capitalization (which excludes deferred taxes and a $338 million liability non-recourse to MWV) for MeadWestvaco was 41% at March 31, 2008 and 40% at December 31, 2007. At March 31, 2008, the company had $218 million of notes payable and current maturities of long-term debt compared to $68 million at December 31, 2007.

Interest expense was $54 million in the first quarter of 2008 and was comprised of $45 million related to bond and bank debt, $5 million related to borrowings on insurance polices, and $4 million related to a long-term obligation non-recourse to MWV in connection with the monetization of a note received from the buyer of certain forestlands. Interest expense was $49 million in the first quarter of 2007 and was comprised of $45 million related to bond and bank debt, and $4 million related to borrowings on insurance polices.

The company paid $40 million and $42 million in dividends to its shareholders during the three months ended March 31, 2008 and 2007, respectively. On April 28, 2008, the company’s Board of Directors declared a quarterly dividend of $0.23 per share payable on June 2, 2008 to shareholders of record at close of business on May 8, 2008.

In April of 2008, Moody’s Investors Service placed the long-term debt ratings and Prime-3 commercial paper rating of MeadWestvaco under review for possible downgrade. Moody’s stated that the rating action was prompted by expectations that rising input costs and the slowing U.S. economy will make it difficult for the company to meet the performance and debt protection metrics consistent with those required to support the company’s Baa3 rating. Moody’s last rating action on MeadWestvaco was in March of 2007 when the rating outlook was changed to negative from stable. Also in April of 2008, Standard & Poor’s Ratings Services announced its ratings and outlook on MeadWestvaco (BBB/Stable/A-2) remain unchanged following the company’s announcement that it is selling its South Carolina kraft paper mill and related assets for $485 million in cash.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $26 million in environmental capital expenditures in each of 2008 and 2009. Approximately $19 million was spent on environmental capital projects in 2007.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2008, MeadWestvaco had recorded liabilities of approximately $20 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. At March 31, 2008, there were approximately 460 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2008, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK

Overview

MWV is continuing to execute its profitable growth strategy and transform the company into a leading provider of global consumer product packaging solutions that generates sustainable revenue and earnings growth. Reflecting challenging macro-economic trends, significant volatility in input costs and difficult capital markets, the company has limited visibility and is prudently adopting a conservative outlook that is focused on maximizing cash flow. To achieve its goals, the company is focused on:

•	Seeking price improvements to offset historically high input cost inflation;

•	Increasing sales outside the U.S. with a focus on emerging markets, including China, India and Brazil;

•	Increasing sales from innovative products, including Shellpak®, Natralock® and other new applications across personal care and healthcare markets;

•	Increasing real estate sales generated by the company’s Community Development and Land Management Group; and

•	Executing productivity initiatives to lower its operating and infrastructure expense base.

In the second quarter of 2008, MWV expects total profit from its business segments from continuing operations to be similar to year-ago levels.

Packaging Resources

In the Packaging Resources business, second quarter segment profit from continuing operations is expected to be slightly below prior year results. Overall demand for the company’s paperboard grades remains solid with backlogs that are at or above the prior year. However, costs for fiber, oil-based materials and freight are expected to continue to increase to historically high levels and pressure segment profits. The company is continuing to execute price increases to offset the effects of input cost inflation. Productivity improvement in the second quarter is expected to help partially offset the impact of cost inflation.

Consumer Solutions

In the Consumer Solutions business, second quarter segment profit is expected to be above prior year results. Benefits from the company’s productivity improvements combined with stronger order rates in global beverage, home and garden, and healthcare packaging, and continued solid demand in global tobacco and personal care packaging will drive the expected segment profit increase.

Consumer & Office Products

In the Consumer & Office Products business, second quarter segment profit is expected to be below prior year results. While the company believes that the back-to-school season will be in line with last year, it expects order patterns will continue to shift closer to the actual selling season in retail locations. Coupled with the uncertain U.S. economy, shipments for the second quarter could be lower than last year.

Specialty Chemicals

In the Specialty Chemicals business, second quarter segment profit is expected to be above prior year results. Continued solid demand for pine chemicals, higher pricing and increased productivity are expected to more than offset continued high input costs.

Other items

Capital spending from continuing operations was $64 million in the first quarter of 2008 and is expected to be about $310 million in 2008. Depreciation, depletion and amortization expense from continuing operations was $118 million in the first quarter of 2008 and is expected to be about $475 million in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Interest expense from continuing operations totaled $54 million in the first quarter of 2008. Management expects interest expense to be $200 million to $210 million in 2008.

Management estimates overall pension income in 2008 to be about $80 million, excluding the first quarter curtailment gain of $10 million, which will be derived primarily from the company’s domestic plans.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section later in this document.

SIGNIFICANT TRANSACTIONS

Discontinued operations

On April 7, 2008, the company entered into an agreement to sell its Kraft business to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain closing adjustments. The sale is expected to close in the third quarter of 2008, resulting in a modest gain. For the three months ended March 31, 2008, the company is reporting the Kraft business as a discontinued operation and the results for 2007 have been recast to conform to the 2008 presentation. Results from discontinued operations were after-tax income of $4 million, or $0.02 per share, for the three months ended March 31, 2008 compared to after-tax income of $7 million, or $0.04 per share, for the three months ended March 31, 2007. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

Restructuring charges

During the three months ended March 31, 2008, the company recorded pre-tax restructuring charges of $8 million related to employee separation costs and other restructuring actions, of which $4 million was recorded within cost of sales and $4 million was recorded within selling, general and administrative expenses. Of this amount, $3 million was related to asset write-downs and other restructuring actions and $5 million was related to employee separation costs. During the three months ended March 31, 2007, the company recorded pre-tax restructuring charges of $16 million related to employee separation costs and other restructuring actions, of which $7 million, $7 million and $2 million were recorded within cost of sales, selling, general and administrative expenses and other income, net, respectively. Of this amount, $11 million was related to asset write-downs and other restructuring-actions, and $5 million was related to employee separation costs. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Conditions and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING STANDARD

As permitted under transition rules by the FASB, the company partially adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company delayed the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009. The full adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial position or results of operations. The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at March 31, 2008 at fair value. The measurements of fair value are made on a recurring basis.

In millions	March 31, 2008	Level 1(1)	Level 2(2)	Level 3(3)
Derivatives-assets	$48	$—	$48	$—
Derivatives-liabilities	(7)	—	(7)	—
Cash equivalents	111	111	—	—

Total	$152	$111	$41	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs: quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its forestlands; adverse results in current or future litigation; currency movements; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. There was no material change in the company’s exposure to market risk from December 31, 2007 to March 31, 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2008, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the quarter ended March 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2008, there have been no material changes to legal proceedings from those considered in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2008, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of MeadWestvaco Corporation was held on April 28, 2008.

(b)	The directors named in the Proxy Statement were elected to a one-year term expiring in 2009, with the following results:

	Number of Shares For	Number of Shares Withheld
Michael E. Campbell	148,564,077	11,258,062
Dr. Thomas W. Cole, Jr.	148,508,172	11,313,967
James M. Kilts	148,524,517	11,297,622
Susan J. Kropf	145,218,159	14,603,980
Douglas S. Luke	145,598,217	14,223,922
Robert C. McCormack	148,427,026	11,395.113
Timothy H. Powers	148,560,375	11,261,764
Edward M. Straw	148,495,455	11,326,684
Jane L. Warner	148,586,017	11,236,122

Directors whose terms of office continue: James G. Kaiser, Richard B. Kelson and John A. Luke, Jr.

(c)	The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm was ratified by a vote of 157,851,159 shares in favor, 722,575 shares in opposition and 1,248,404 shares in abstention.

(d)	The proposal to amend our Amended and Restated Certificate of Incorporation to permit the adoption of majority voting in uncontested director elections was approved by a vote of 153,158,359 shares in favor, 5,263,194 shares in opposition and 1,400,585 shares in abstention.

Item 6.	EXHIBITS

(3.1)	Amended and Restated Certificate of Incorporation and Amended and Restated By-laws of the Registrant, previously filed as Exhibits 99.1 and 99.2 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer.

(32.1)	Section 1350 Certification by Chief Executive Officer.

(32.2)	Section 1350 Certification by Chief Financial Officer.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)
May 6, 2008	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer