Form 10-Q
period 2008-06-30
MEADWESTVACO CORP
filed 2008-08-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation) 31-1797999 (I.R.S. Employer Identification No.)	11013 West Broad Street Glen Allen, Virginia 23060 Telephone 804-327-5200 (Address and telephone number of registrant's principal executive offices)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) YES  ☐    NO  ☒

At July 31, 2008, the latest practicable date, there were 170,810,599 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$1,709	$1,580	$3,227	$3,008

Cost of sales	1,406	1,280	2,699	2,480
Selling, general and administrative expenses	202	216	403	427
Interest expense	49	52	103	101
Other income, net	(21)	(10)	(28)	(15)

Income from continuing operations before income taxes	73	42	50	15
Income tax provision	15	14	—	10

Income from continuing operations	58	28	50	5
Discontinued operations, net of income taxes	(2)	4	2	11

Net income	$56	$32	$52	$16

Net income per share – basic and diluted:
Income from continuing operations	$0.34	$0.15	$0.29	$0.02
Discontinued operations	(0.01)	0.02	0.01	0.06

Net income	$0.33	$0.17	$0.30	$0.08

Shares used to compute net income per share:
Basic	173.4	183.5	173.7	183.1
Diluted	173.8	184.7	174.1	184.1

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$431	$245
Accounts receivable, net	898	975
Inventories	896	745
Other current assets	129	122
Current assets of discontinued operations	88	80

Current assets	2,442	2,167

Property, plant, equipment and forestlands, net	3,784	3,790
Prepaid pension asset	1,224	1,214
Goodwill	852	840
Other assets	1,434	1,404
Non-current assets of discontinued operations	416	422

	$10,152	$9,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable	$656	$622
Accrued expenses	701	720
Notes payable and current maturities of long-term debt	290	68
Current liabilities of discontinued operations	53	45

Current liabilities	1,700	1,455

Long-term debt	2,356	2,375
Other long-term obligations	1,087	1,056
Deferred income taxes	1,212	1,227
Non-current liabilities of discontinued operations	16	16

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2008 – 170,795,969 (2007 – 173,839,186)	2	2
Additional paid-in capital	3,094	3,080
Retained earnings	209	276
Accumulated other comprehensive income	476	350

	3,781	3,708

	$10,152	$9,837

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$52	$16
Discontinued operations	(2)	(11)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	239	245
Deferred income taxes	(12)	(18)
Gains on sales of assets, net	(13)	(6)
Pension income	(53)	(28)
Changes in working capital, excluding the effects of acquisitions and dispositions	(83)	(36)
Other, net	15	(2)

Net cash provided by operating activities from continuing operations	143	160
Discontinued operations	12	31

Net cash provided by operating activities	155	191

Cash flows from investing activities:
Capital expenditures	(140)	(139)
Payment for acquired business, net of cash acquired	(9)	—
Proceeds from dispositions of assets	45	46
Other	(5)	(8)
Discontinued operations	(4)	—

Net cash used in investing activities	(113)	(101)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	8
Repayment of long-term debt	(33)	(47)
Notes payable and other short-term borrowings, net	235	100
Proceeds from issuance of common stock and exercises of stock options	—	143
Changes in book overdrafts	4	(38)
Dividends paid	(80)	(84)
Stock repurchased	—	(86)
Other	—	(1)

Net cash provided by (used in) financing activities	126	(5)

Effect of exchange rate changes on cash	18	9

Increase in cash and cash equivalents	186	94

Cash and cash equivalents:
At beginning of period	245	156

At end of period	$431	$250

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

MeadWestvaco Corporation, a Delaware corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the food and beverage, media and entertainment, personal care, home and garden, cosmetics, and healthcare industries. The company’s other businesses include Consumer & Office Products and Specialty Chemicals, and the Community Development and Land Management Group which manages the company’s land holdings to support its operations, and to provide for conservation, recreation and development opportunities. The terms “MeadWestvaco”, “MWV” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

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

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2008 presentation. These reclassifications reflect the presentation of discontinued operations for the Kraft business previously included in the Packaging Resources segment. On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain post-closing adjustments. Refer to Note 12 for further discussion.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at June 30, 2008 at fair value. The measurements of fair value are made on a recurring basis.

In millions	June 30, 2008	Level 1(1)	Level 2(2)	Level 3(3)
Derivatives-assets	$41	$—	$41	$—
Derivatives-liabilities	(5)	—	(5)	—
Cash equivalents	160	160	—	—

Total	$196	$160	$36	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs: quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

2. Restructuring charges

The company launched a cost initiative in 2005 to improve the efficiency of its business model by focusing on reducing the cost structure across the company by moving to a more simplified, standardized global model, and reducing its real estate footprint and streamlining its warehousing and logistics network. Restructuring charges discussed herein are pursuant to this program.

Three months ended June 30, 2008

During the three months ended June 30, 2008, the company recorded pre-tax restructuring charges of $10 million related to employee separation costs and other restructuring actions, of which $4 million was recorded within cost of sales, $4 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $4 million related to employee separation costs and $6 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the three months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$2	$4
Specialty Chemicals	—	2	2
All other	2	2	4

	$4	$6	$10

Consumer Solutions

During the three months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 40 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Specialty Chemicals

During the three months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $2 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the three months ended June 30, 2008, the company recorded various restructuring actions resulting in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 30 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Six months ended June 30, 2008

During the six months ended June 30, 2008, the company recorded pre-tax restructuring charges of $17 million related to employee separation costs and other restructuring actions, of which $8 million was recorded within cost of sales, $7 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $8 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the six months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$5	$4	$9
Specialty Chemicals	—	3	3
All other	3	2	5

	$8	$9	$17

Consumer Solutions

During the six months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $9 million, of which $5 million related to employee separation costs covering approximately 240 employees and $4 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Specialty Chemicals

During the six months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $3 million related to asset write-downs and other restructuring actions.

All other

During the six months ended June 30, 2008, the company recorded additional pre-tax charges of $5 million. Of this amount, $3 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Three months ended June 30, 2007

During the three months ended June 30, 2007, the company recorded pre-tax restructuring charges of $8 million related to employee separation costs and other restructuring actions, of which $1 million was recorded within cost of sales and $7 million was recorded within selling, general and administrative expenses. Of this amount, $4 million related to employee separation costs and $4 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by business segment for the three months ended June 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$3	$5
All other	2	1	3

	$4	$4	$8

Consumer Solutions

During the three months ended June 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $5 million, of which $2 million related to employee separation costs covering approximately 20 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

All other

During the three months ended June 30, 2007, the company recorded additional pre-tax charges of $2 million related to employee separation costs covering approximately 10 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Six months ended June 30, 2007

During the six months ended June 30, 2007, the company recorded pre-tax restructuring charges of $24 million in connection with employee separation costs and other restructuring actions, of which $8 million was recorded within cost of sales, $14 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $9 million related to employee separation costs and $15 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the six months ended June 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$6	$8	$14
Consumer & Office Products	1	2	3
All other	2	5	7

	$9	$15	$24

Consumer Solutions

During the six months ended June 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $14 million, of which $6 million related to employee separation costs covering approximately 70 employees and $8 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Consumer & Office Products

During the six months ended June 30, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $3 million, of which $1 million related to employee separation costs covering approximately 50 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the six months ended June 30, 2007, the company recorded additional pre-tax charges of $7 million. Of this amount, $2 million related to employee separation costs covering approximately 30 employees and $5 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2008:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2007	$16	$13	$29
Charges	8	3	11
Payments	(13)	(11)	(24)

Balance of related accruals at June 30, 2008	$11	$5	$16

3. Inventories and property, plant and equipment

Inventories consist of:

	June 30, 2008	December 31, 2007
In millions
Raw materials	$223	$179
Production materials, stores and supplies	99	97
Finished and in-process goods	574	469

	$896	$745

Property, plant and equipment is net of accumulated depreciation of $3.32 billion and $3.11 billion at June 30, 2008 and December 31, 2007, respectively. During the second quarter of 2008, the company acquired selected assets of a paperboard packaging business located in North Carolina.

4. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2008		December 31, 2007
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$214	$74	$212	$67
Customer contracts and lists	309	67	293	62
Patents	71	38	73	38
Other – primarily licensing rights	40	25	29	19

	$634	$204	$607	$186

Included in other assets are indefinite-lived intangible assets which had carrying values of $102 million and $97 million at June 30, 2008 and December 31, 2007, respectively.

The company recorded amortization expense for intangible assets subject to amortization of $10 million and $11 million for the three months ended June 30, 2008 and 2007, respectively, and $22 million for each of the six months ended June 30, 2008 and 2007. Based on the June 30, 2008 carrying values of intangible assets subject to amortization, estimated amortization expense for 2008 and each of the succeeding five years is as follows: 2008 - $41 million; 2009 - $39 million; 2010 - $37 million; 2011 - $35 million; 2012 - $33 million; and 2013 - $33 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5. Secured revolving credit facility

In May 2008, the company entered into a one-year term $200 million secured revolving credit facility with a third-party financial institution, which includes an option to extend the term for an additional period of up to one year if specified conditions are satisfied. The proceeds from the revolver are available for working capital and other general corporate purposes. At June 30, 2008, there was $140 million in outstanding borrowings under this facility which is included in notes payable and current maturities of long-term debt in the consolidated balance sheet. Borrowings bear interest based on LIBOR plus a specified margin, and ranged from 2.65% to 2.84% per annum at June 30, 2008.

The revolving credit facility is secured by a portion of the company’s trade receivables. As of June 30, 2008, $397 million of gross trade receivables had been transferred to a wholly-owned subsidiary of the company which is included in accounts receivable in the consolidated balance sheet.

6. Employee retirement and postretirement benefits

The components of net periodic benefits cost (income) for the company’s retirement and post retirement plans for each of the periods presented are as follows:

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Service cost - benefits earned during the period	$10	$12	$1	$1
Interest cost on projected benefit obligation	38	37	2	2
Expected return on plan assets	(71)	(67)	—	—
Amortization of prior service cost	1	2	—	(1)
Amortization of net loss	—	2	—	—

Net periodic benefit cost (income)	$(22)	$(14)	$3	$2

	Six months ended June 30,
	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Service cost - benefits earned during the period	$20	$24	$2	$2
Interest cost on projected benefit obligation	76	74	4	4
Expected return on plan assets	(142)	(132)	—	—
Amortization of prior service cost	3	3	(1)	(2)
Amortization of net loss	—	3	—	—
Curtailment gain	(10)	—	—	—

Net periodic benefit cost (income)	$(53)	$(28)	$5	$4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Prior service cost (income)	$1	$2	$—	$(1)
Net actuarial loss	—	2	—	—

Total recognized in other comprehensive income	$1	$4	$—	$(1)

	Six months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Prior service cost (income)	$3	$3	$(1)	$(2)
Net actuarial loss	—	3	—	—

Total recognized in other comprehensive income	$3	$6	$(1)	$(2)

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2008. However, the company expects to contribute $5 million to the funded non-U.S. plans in 2008.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $5 million, $15 million, and $4 million, respectively, in 2008. During the three and six months ended June 30, 2008, $6 million and $12 million was paid by the company, respectively. The company presently anticipates paying an additional $12 million during the remainder of 2008.

7. Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are added to the weighted average shares outstanding, if dilutive.

On June 19, 2008, the company completed its $400 million accelerated share repurchase program pursuant to the receipt of approximately 3 million shares. As a result of this program, which commenced in November 2007, the company retired 14 million shares at a volume weighted average price of $28.51 per share. The share repurchase program was fully funded in the fourth quarter of 2007 with proceeds from sales of approximately 300,000 acres of company-owned forestland in Alabama, Georgia and West Virginia that closed in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

8. Segment information

MeadWestvaco’s principal business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, and (iv) Specialty Chemicals. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Sales between the segments are recorded primarily at market prices.

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

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2008	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$566	$108	$674	$54
Consumer Solutions	656	—	656	22
Consumer & Office Products	270	—	270	27
Specialty Chemicals	146	—	146	11
Corporate and Other	71	2	73	(41)

Total	1,709	110	1,819	73
Intersegment eliminations	—	(110)	(110)	—

Consolidated totals	$1,709	$—	$1,709	$73

Three months ended June 30, 2007	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources(1)	$539	$103	$642	$81
Consumer Solutions	594	1	595	24
Consumer & Office Products	267	—	267	24
Specialty Chemicals	127	—	127	11
Corporate and Other(1)	53	4	57	(98)

Total	1,580	108	1,688	42
Intersegment eliminations(1)	—	(108)	(108)	—

Consolidated totals	$1,580	$—	$1,580	$42

Six months ended June 30, 2008	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,098	$207	$1,305	$86
Consumer Solutions	1,261	1	1,262	31
Consumer & Office Products	478	—	478	24
Specialty Chemicals	270	—	270	23
Corporate and Other	120	3	123	(114)

Total	3,227	211	3,438	50
Intersegment eliminations	—	(211)	(211)	—

Consolidated totals	$3,227	$—	$3,227	$50

Six months ended June 30, 2007	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources(1)	$1,035	$193	$1,228	$124
Consumer Solutions	1,160	1	1,161	44
Consumer & Office Products	468	—	468	22
Specialty Chemicals	239	—	239	15
Corporate and Other(1)	106	9	115	(190)

Total	3,008	203	3,211	15
Intersegment eliminations(1)	—	(203)	(203)	—

Consolidated totals	$3,008	$—	$3,008	$15

(1)	The results for 2007 have been recast to reflect the discontinued operations of the Kraft business. See Note 12 for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

9. Comprehensive income

Comprehensive income reflects changes in equity that result from transactions and economic events from non-owner sources. The changes in the components of accumulated comprehensive income, net of tax, were as follows:

	Three months ended June 30,		Six months ended June 30,
In millions	2008	2007	2008	2007
Net income	$56	$32	$52	$16
Foreign currency translation	57	48	132	68
Amortization of unrecognized pension costs	1	2	(23)	3
Change in unrealized gain (loss) on derivative instruments	10	(2)	17	2

Comprehensive income	$124	$80	$178	$89

10. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2008, MeadWestvaco had recorded liabilities of approximately $20 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2008, there were approximately 500 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2008, the company had recorded litigation liabilities of approximately $20 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

11. Other income, net

Other income, net is comprised of the following:

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gains on asset sales, net	$(13)	$(6)	$(13)	$(6)
Investment income	(9)	(3)	(18)	(7)
Foreign currency exchange losses (gains)	1	(2)	2	(4)
Other	—	1	1	2

	$(21)	$(10)	$(28)	$(15)

12. Discontinued operations

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain post-closing adjustments. For the three and six months ended June 30, 2008, the company is reporting the Kraft business as a discontinued operation and prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

Results of operations from discontinued operations, net of income taxes, were a loss of $2 million, or $0.01 per share, for the three months ended June 30, 2008 compared to income of $4 million, or $0.02 per share, for the three months ended June 30, 2007. Results of operations from discontinued operations, net of income taxes, were income of $2 million, or $0.01 per share, for the six months ended June 30, 2008 compared to income of $11 million, or $0.06 per share, for the six months ended June 30, 2007. Included in discontinued operations is an allocation of general interest expense pursuant to the guidance under EITF 87-24, Allocation of Interest to Discontinued Operations. Under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the assets associated with the sale of the Kraft business were classified as held-for-sale and therefore were not depreciated or amortized.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,		Six Months ended June 30,
In millions	2008	2007	2008	2007
Net sales	$120	$126	$253	$250

Cost of sales	116	118	238	227
Selling, general and administrative expenses	3	3	6	5
Interest expense	3	4	7	7
Other income, net	—	(5)	(1)	(5)

Income (loss) before income taxes	(2)	6	3	16
Income tax provision	—	2	1	5

Net income (loss)	$(2)	$4	$2	$11

Net income (loss) per share	$(0.01)	$0.02	$0.01	$0.06

The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheets at June 30, 2008 and December 31, 2007:

In millions	June 30, 2008	December 31, 2007
Accounts receivable, net	$34	$34
Inventories	52	45
Other current assets	2	1

	88	80

Property, plant, equipment, net	415	421
Other assets	1	1

	416	422

Accounts payable	30	19
Accrued expenses	23	26

	53	45

Other long-term liabilities	16	16

13. Income taxes

For the three and six months ended June 30, 2008, the effective tax rates attributable to continuing operations were 20% and 0%, respectively. For the three and six months ended June 30, 2007, the effective tax rates attributable to continuing operations were 35% and 71%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes in the mix of expected income levels between the company’s domestic and foreign operations, and certain discrete items.

The Internal Revenue Service examination of the company for tax years 2002-2003 is expected to close in 2008. Management does not anticipate any potential settlement for tax years 2002-2003 to have a material impact on the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

company’s financial position. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. During the six months ended June 30, 2008, the company reduced its reserves for unrecognized tax benefits by $8 million, predominantly pursuant to a favorable resolution of a prior tax examination matter and a favorable pronouncement from the Internal Revenue Service. Based on the resolution of the various audits mentioned above, it is reasonably possible that the company’s reserves for unrecognized tax benefits may change by about $15 million during the remainder of 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2008, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported net income from continuing operations of $58 million, or $0.34 per share, compared to net income from continuing operations of $28 million, or $0.15 per share, for the three months ended June 30, 2007. The results from continuing operations for the three months ended June 30, 2008 include after-tax restructuring charges of $6 million, or $0.03 per share, related primarily to employee separation costs and facility closures, and an after-tax gain of $9 million, or $0.05 per share, from the sale of corporate real estate. The results from continuing operations for the three months ended June 30, 2007 include after-tax restructuring charges of $5 million, or $0.03 per share, related primarily to employee separation costs and facility closures, and after-tax one-time costs of $5 million, or $0.03 per share, related to the company’s cost initiative.

For the six months ended June 30, 2008, the company reported net income from continuing operations of $50 million, or $0.29 per share, compared to net income from continuing operations of $5 million, or $0.02 per share, for the six months ended June 30, 2007. The results from continuing operations for the six months ended June 30, 2008 include after-tax restructuring charges of $11 million, or $0.06 per share, related primarily to employee separation costs and facility closures, an after-tax gain of $9 million, or $0.05 per share, from the sale of corporate real estate, and an after-tax gain of $6 million, or $0.04 per share, from the recognition of a pension curtailment gain associated with the company’s U.S. pension plan due to employee reductions pursuant to the company’s cost initiative. The results from continuing operations for the six months ended June 30, 2007 include after-tax restructuring charges of $15 million, or $0.08 per share, related primarily to employee separation costs and facility closures, and after-tax one-time costs of $8 million, or $0.05 per share, related to the company’s cost initiative.

During the second quarter of 2008, the company generated revenue growth from higher selling prices and higher volume including increased sales in emerging markets, as well as from the impact of favorable foreign exchange compared to the second quarter of 2007. In addition, the company continued to generate strong sales momentum and higher pricing in targeted global packaging markets, including 14% packaging sales growth outside North America. These positive effects on pre-tax earnings from continuing operations were adversely affected by rapid and significant cost inflation in energy, raw materials and freight. In the second quarter of 2008, pre-tax input costs for energy, raw materials and freight were $64 million higher than the second quarter of 2007, offsetting improvements in price and product mix of $41 million on a continuing operations basis.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain post-closing adjustments. For the three and six months ended June 30, 2008, the company is reporting the Kraft business as a discontinued operation and prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment. Results of operations from discontinued operations, net of income taxes, were a loss of $2 million, or $0.01 per share, for the three months ended June 30, 2008 compared to income of $4 million, or $0.02 per share, for the three months ended June 30, 2007. Results of operations from discontinued operations, net of income taxes, were income of $2 million, or $0.01 per share, for the six months ended June 30, 2008 compared to income of $11 million, or $0.06 per share, for the six months ended June 30, 2007. Refer to Note 12 of the “Notes to Consolidated Financial Statements” for further discussion of the sale of the Kraft business and discontinued operations treatment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2008 and 2007 as reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$1,709	$1,580	$3,227	$3,008

Cost of sales	1,406	1,280	2,699	2,480
Selling, general and administrative expenses	202	216	403	427
Interest expense	49	52	103	101
Other income, net	(21)	(10)	(28)	(15)

Income from continuing operations before income taxes	73	42	50	15
Income tax provision	15	14	—	10

Income from continuing operations	58	28	50	5
Discontinued operations, net of income taxes	(2)	4	2	11

Net income	$56	$32	$52	$16

Net income per share – basic and diluted:
Income from continuing operations	$0.34	$0.15	$0.29	$0.02
Discontinued operations	(0.01)	0.02	0.01	0.06

Net income	$0.33	$0.17	$0.30	$0.08

Sales for the three months ended June 30, 2008 were $1.71 billion compared to $1.58 billion for the three months ended June 30, 2007. Sales for the six months ended June 30, 2008 were $3.23 billion compared to $3.01 billion for the six months ended June 30, 2007. Increased sales were primarily the result of higher selling prices, growth in volume including increased sales in emerging markets, and the impact of favorable foreign exchange. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the three months ended June 30, 2008 was $1.41 billion compared to $1.28 billion for the three months ended June 30, 2007. Cost of sales for the six months ended June 30, 2008 was $2.70 billion compared to $2.48 billion for the six months ended June 30, 2007. Increased cost of sales was primarily the result of higher input costs for energy, raw materials and freight, along with an unfavorable impact from foreign exchange. Input costs for energy, raw materials and freight were $64 million and $103 million higher during the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 on a continuing operations basis. The impact of unfavorable foreign exchange was $54 million and $97 million higher during the three and six months ended June 30, 2008 and 2007, respectively, compared to the same periods in 2007 on a continuing operations basis.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $202 million compared to $216 million for the three months ended June 30, 2007. Selling, general and administrative expenses for the six months ended June 30, 2008 were $403 million compared to $427 million for the six months ended June 30, 2007. Decreased selling, general and administrative expenses was primarily the result of lower overall corporate expenses. In addition, the results for 2008 include lower restructuring charges and one-time costs of $11 million and $20 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 on a continuing operations basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Pension income for the three months ended June 30, 2008 was $22 million compared to $14 million for the three months ended June 30, 2007. Pension income for the six months ended June 30, 2008 was $53 million compared to $28 million for the six months ended June 30, 2007. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net was $21 million and $10 million for the three months ended June 30, 2008 and 2007, respectively, and $28 million and $15 million for the six months ended June 30, 2008 and 2007, respectively, and was comprised of the following:

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gains on asset sales, net	$(13)	$(6)	$(13)	$(6)
Investment income	(9)	(3)	(18)	(7)
Foreign currency exchange losses (gains)	1	(2)	2	(4)
Other	—	1	1	2

	$(21)	$(10)	$(28)	$(15)

Interest expense was $49 million for the three months ended June 30, 2008 and was comprised of $41 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV and $5 million related to borrowings on insurance polices and other items. Interest expense was $52 million for the three months ended June 30, 2007 and was comprised of $44 million related to bond and bank debt and $8 million related to borrowings on insurance polices and other items. Interest expense was $103 million for the six months ended June 30, 2008 and was comprised of $83 million related to bond and bank debt, $7 million related to a long-term obligation non-recourse to MWV and $13 million related to borrowings on insurance polices and other items. Interest expense was $101 million for the six months ended June 30, 2007 and was comprised of $87 million related to bond and bank debt and $14 million related to borrowings on insurance polices and other items.

For the three and six months ended June 30, 2008, the effective tax rates attributable to continuing operations were 20% and 0%, respectively. For the three and six months ended June 30, 2007, the effective tax rates attributable to continuing operations were 35% and 71%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes in the mix of expected income levels between the company’s domestic and foreign operations, and certain discrete items.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. Refer to Note 8 of “Notes to Consolidated Financial Statements” for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$674	$642	$1,305	$1,228
Segment profit[1]	54	81	86	124

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

Sales for the Packaging Resources segment were $674 million for the three months ended June 30, 2008 compared to $642 million for the three months ended June 30, 2007. Increased sales were the result of slightly higher volumes, higher selling prices, improved product mix and the impact of favorable foreign exchange. Higher volumes were attributable to growth in emerging markets and increased shipments in general packaging and commercial print grades. Shipments of bleached paperboard in 2008 were approximately 415,000 tons, up 2% from 2007. Shipments of CNK in 2008 were 292,000 tons, down 2% from 2007 due to unplanned downtime associated with an outage at the company’s Mahrt mill. Compared to 2007, bleached paperboard prices were up 5% and CNK prices were up 3% in 2008. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 36% higher in 2008 compared to 2007 driven largely by higher selling prices, higher volumes and the impact of favorable foreign exchange.

Profit for the Packaging Resources segment was $54 million for the three months ended June 30, 2008 compared to $81 million for the three months ended June 30, 2007. Earnings in 2008 were negatively affected by $37 million from higher input costs for energy, raw materials and freight and $16 million from unfavorable productivity driven by planned and unplanned mill outages compared to 2007. Earnings in 2008 benefited by $24 million from price increases and improvements in product mix and $2 million from higher volumes compared to 2007.

Sales for the Packaging Resources segment were $1.31 billion for the six months ended June 30, 2008 compared to $1.23 billion for the six months ended June 30, 2007. Increased sales were the result of higher volumes, higher selling prices, improved product mix and the impact of favorable foreign exchange. Higher volumes were attributable to increased shipments in a number of key paperboard grades, including beverage and aseptic, and from growth in emerging markets. Shipments of bleached paperboard in 2008 were 807,000 tons, up 2% from 2007. Shipments of CNK in 2008 were 563,000 tons, up 1% from 2007. Compared to 2007, bleached paperboard prices were up 4% and CNK prices were up 3% in 2008. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 38% higher in 2008 compared to 2007 driven largely by higher selling prices, higher volumes and the impact of favorable foreign exchange.

Profit for the Packaging Resources segment was $86 million for the six months ended June 30, 2008 compared to $124 million for the six months ended June 30, 2007. Earnings in 2008 were negatively affected by $62 million from higher input costs for energy, raw materials and freight, and $30 million from unfavorable productivity driven by long-term maintenance activities at certain mills compared to 2007. Earnings in 2008 benefited by $50 million from price increases and improvements in product mix and $4 million from higher volumes compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$656	$595	$1,262	$1,161
Segment profit[1]	22	24	31	44

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

Sales for the Consumer Solutions segment were $656 million for the three months ended June 30, 2008 compared to $595 million for the three months ended June 30, 2007. Growth in the segment’s personal care, beverage, tobacco and healthcare businesses outside North America, improvements in the media packaging business and the impact of favorable foreign exchange were partially offset by lower pricing and unfavorable product mix in the media print and U.S. healthcare businesses.

Profit for the Consumer Solutions segment was $22 million for the three months ended June 30, 2008 compared to $24 million for the three months ended June 30, 2007. Earnings in 2008 were negatively impacted by $13 million from higher input costs for energy, raw materials and freight, $2 million from lower price and unfavorable product mix, $1 million from the unfavorable impact of foreign exchange, and $2 million from other unfavorable items compared to 2007. Earnings in 2008 benefited from higher volume of $9 million and improved productivity of $7 million compared to 2007.

Sales for the Consumer Solutions segment were $1.26 billion for the six months ended June 30, 2008 compared to $1.16 billion for the six months ended June 30, 2007. Growth in the segment’s personal care, home and garden, global beverage and tobacco businesses drove the year-over-year increase.

Profit for the Consumer Solutions segment was $31 million for the six months ended June 30, 2008 compared to $44 million for the six months ended June 30, 2007. Earnings in 2008 were negatively impacted by $22 million from higher input costs for energy, raw materials and freight, $7 million from lower price and unfavorable product mix, and $5 million from a bad-debt charge related to a customer bankruptcy that occurred in the first quarter of 2008 compared to 2007. Earnings in 2008 benefited from higher volumes of $7 million, improved productivity of $9 million, and $5 million from the impact of favorable foreign exchange and other items compared to 2007.

In June 2008, the company purchased selected assets of Oracle Packaging located in North Carolina to expand the company’s position in North American beverage packaging.

In July 2008, the company jointly acquired pharmaceutical packaging company International Labs located in Florida with India-based Bilcare Ltd. to enhance MWV’s ability to provide its Shellpak ® compliance packaging solution to retailers for low-cost branded and generic drug programs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$270	$267	$478	$468
Segment profit[1]	27	24	24	22

[1]

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $270 million for the three months ended June 30, 2008 compared to $267 million for the three months ended June 30, 2007. The 2008 results benefited by enhanced product mix from the company’s emphasis on proprietary, branded products, offset in part by lower commodity volume compared to 2007.

Profit for the Consumer & Office Products segment was $27 million for the three months ended June 30, 2008 compared to $24 million for the three months ended June 30, 2007. Results in 2008 benefited by $13 million from improvements in product mix, $2 million from improved productivity, and $2 million from other favorable items compared to 2007. In 2008, results were negatively impacted by $7 million from increased input costs for energy, raw materials and freight and $7 million from lower volumes compared to 2007. This segment continues to be impacted by Asian-based imported products.

Sales for the Consumer & Office Products segment were $478 million for the six months ended June 30, 2008 compared to $468 million for the six months ended June 30, 2007. The 2008 results benefited by enhanced product mix from the company’s emphasis on proprietary, branded products, offset in part by lower commodity volume compared to 2007.

Profit for the Consumer & Office Products segment was $24 million for the six months ended June 30, 2008 compared to $22 million for the six months ended June 30, 2007. Results in 2008 benefited by $22 million from improvements in product mix and $6 million from improved productivity compared to 2007. In 2008, results were negatively impacted by $13 million from increased input costs for energy, raw materials and freight, $9 million from lower volumes, $3 million from a bad-debt charge related to a customer bankruptcy that occurred in the first quarter of 2008 and $1 million from the unfavorable impact of foreign exchange compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$146	$127	$270	$239
Segment profit[1]	11	11	23	15

[1]

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment were $146 million for the three months ended June 30, 2008 compared to $127 million for the three months ended June 30, 2007. Increased sales were primarily due to higher volumes, especially outside North America, and improved pricing across all major product lines. Global demand for performance chemicals was strong, while automotive carbon sales were lower due to the significant decline in truck and SUV sales in North America.

Profit for the Specialty Chemicals segment was $11 million for the three months ended June 30, 2008, unchanged from the three months ended June 30, 2007. Earnings in 2008 benefited by $9 million from price increases and product mix improvements and $3 million from other favorable items compared to 2007. Earnings in 2008 were negatively affected by increased input costs for energy, raw materials and freight of $8 million and lower productivity of $4 million related to planned refinery maintenance downtime compared to 2007.

Sales for the Specialty Chemicals segment were $270 million for the six months ended June 30, 2008 compared to $239 million for the six months ended June 30, 2007. Increased sales were primarily due to higher volumes, especially outside North America, and improved pricing across all major product lines. Overall demand for performance chemicals was strong, especially in industrial markets for agricultural, paper and petroleum applications. This segment also experienced growth in non-automotive carbon, especially in purification markets.

Profit for the Specialty Chemicals segment was $23 million for the six months ended June 30, 2008 compared to $15 million for the six months ended June 30, 2007. Earnings in 2008 benefited by $18 million from price increases and product mix improvements and $2 million from other favorable items compared to 2007. Earnings in 2008 were negatively affected by increased input costs for energy, raw materials and freight of $9 million and lower productivity of $3 million related to planned refinery maintenance downtime compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Sales	$73	$57	$123	$115
Corporate and Other loss[1]	(41)	(98)	(114)	(190)

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

The company recorded a loss of $41 million in Corporate and Other for the three months ended June 30, 2008 compared to a loss of $98 million for the three months ended June 30, 2007. Contributing to the decreased loss in 2008 compared to 2007 were higher earnings of $14 million from the Community Development and Land Management Group, a gain of $15 million from the sale of corporate real estate in 2008, favorable net interest income of $8 million, lower restructuring charges and one-time costs of $7 million and $13 million from other net favorable items compared to 2007.

The company recorded a loss of $114 million in Corporate and Other for the six months ended June 30, 2008 compared to a loss of $190 million for the six months ended June 30, 2007. Contributing to the decreased loss in 2008 compared to 2007 were higher earnings of $12 million from the Community Development and Land Management Group, a gain of $15 million from the sale of corporate real estate in 2008, favorable net interest income of $8 million, a gain of $10 million from the recognition of a pension curtailment gain in 2008 associated with the company’s U.S. pension plan due to employee reductions pursuant to the company’s cost initiative, lower one-time costs and restructuring charges of $20 million and $11 million from other net favorable items compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities

During the six months ended June 30, 2008, cash generated from operations was a major source of funds for the company. Cash provided by operating activities was $155 million for the six months ended June 30, 2008 compared to $191 million for the six months ended June 30, 2007. Cash and cash equivalents totaled $431 million at June 30, 2008 compared to $245 million at December 31, 2007. For the second half of 2008, the company expects cash flow from operations to be sufficient to fund capital expenditures, dividends to shareholders and scheduled debt payments.

Investing Activities

Cash used in investing activities was $113 million for the six months ended June 30, 2008 compared to $101 million for the six months ended June 30, 2007. Capital spending totaled $140 million for the six months ended June 30, 2008 compared to $139 million for the six months ended June 30, 2007. For 2008, the company expects capital spending to be approximately $310 million, well below the company’s expected level of annual depreciation, depletion and amortization expense of about $475 million.

Financing Activities

Cash provided by financing activities was $126 million for the six months ended June 30, 2008 compared to cash used in financing activities of $5 million for the six months ended June 30, 2007.

The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MWV) to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at June 30, 2008 and December 31, 2007.

In May 2008, the company entered into a one-year term $200 million secured revolving credit facility with a third-party financial institution, which includes an option to extend the term for an additional period of up to one year if specified conditions are satisfied. The proceeds from the revolver are available for working capital and other general corporate purposes. At June 30, 2008, there was $140 million in outstanding borrowings under this facility which is included in notes payable and current maturities of long-term debt in the consolidated balance sheet. Borrowings bear interest based on LIBOR plus a specified margin, and ranged from 2.65% to 2.84% per annum at June 30, 2008. The revolving credit facility is secured by a portion of the company’s trade receivables. As of June 30, 2008, $397 million of gross trade receivables had been transferred to a wholly-owned subsidiary of the company which is included in accounts receivable in the consolidated balance sheet.

The percentage of total debt to total capitalization for MeadWestvaco was 41% at June 30, 2008 and 40% at December 31, 2007. At June 30, 2008, the company had $290 million of notes payable and current maturities of long-term debt compared to $68 million at December 31, 2007.

The company paid $80 million and $84 million in dividends to its shareholders during the six months ended June 30, 2008 and 2007, respectively. On June 23, 2008, the company’s Board of Directors declared a quarterly dividend payable on September 2, 2008 to stockholders of record at the close of business on August 1, 2008.

In April of 2008, Standard & Poor’s Ratings Services announced its ratings and outlook on MeadWestvaco (BBB/Stable/A-2) remain unchanged. In May of 2008, Moody's Investors Service lowered MeadWestvaco’s senior unsecured debt ratings from Baa3 to Ba1 with a stable outlook.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On June 19, 2008, the company completed its $400 million accelerated share repurchase program pursuant to the receipt of approximately 3 million shares. As a result of this program, which commenced in November 2007, the company retired 14 million shares at a volume weighted average price of $28.51 per share. The share repurchase program was fully funded in the fourth quarter of 2007 with proceeds from sales of approximately 300,000 acres of company-owned forestland in Alabama, Georgia and West Virginia that closed in 2007.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $19 million and $26 million in environmental capital expenditures in 2008 and 2009, respectively. Approximately $19 million was spent on environmental capital projects in 2007.

The company has been notified by the U.S. Environmental Protection Agency (the “EPA”) or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2008, MeadWestvaco had recorded liabilities of approximately $20 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2008, there were approximately 500 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2008, the company had recorded litigation liabilities of approximately $20 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK – THIRD QUARTER 2008

During the third quarter, we will continue to aggressively pursue price increases in the marketplace to address escalating costs of energy, raw materials and freight. We had some success in this area through the first half of the year, and pricing improvement will remain one of our top priorities. As we address cost inflation, we are also pressing ahead with our profitable growth strategy – including a focus on innovative solutions, growth in emerging markets and productivity improvement.

In the Packaging Resources business, third quarter segment profit is expected to be similar to prior-year results. Overall demand for the company’s paperboard grades remains solid with backlogs that are at or above the prior year. However, costs for fiber, oil-based materials and freight are expected to continue to increase to historically high levels and pressure segment profits. The company is continuing to execute price increases and limit its exposure to freight-related surcharges to help offset the effects of input cost inflation. Improved productivity in the third quarter is expected to help partially offset the impact of input cost inflation.

In the Consumer Solutions business, third quarter segment profit is expected to be similar to prior-year results. Continued strength in global beverage, home and garden, and healthcare packaging, as well as improvement in global media packaging combined with ongoing pricing and productivity improvement actions are expected to be offset by continued input cost inflation.

In the Consumer & Office Products business, third quarter segment profit is expected to be lower than the prior-year results. Uncertainty in the U.S. economy could result in lower consumer product sell-through during the important back-to-school season, as well as late season replenishment orders. In addition, shipments for the planning products business may also be affected by the uncertain economy, resulting in a potential shift of shipments between the third and fourth quarters.

In the Specialty Chemicals business, third quarter segment profit is expected to be modestly above prior-year results. Continued demand for performance chemicals, higher pricing and increased productivity are expected to more than offset lower market-related demand for automotive emissions carbon and housing-related chemicals as well as higher costs for energy, raw materials and freight.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Restructuring charges

The company launched a cost initiative in 2005 to improve the efficiency of its business model by focusing on reducing the cost structure across the company by moving to a more simplified, standardized global model, and reducing its real estate footprint and streamlining its warehousing and logistics network. Restructuring charges discussed herein are pursuant to this program.

Three months ended June 30, 2008

During the three months ended June 30, 2008, the company recorded pre-tax restructuring charges of $10 million related to employee separation costs and other restructuring actions, of which $4 million was recorded within cost of sales, $4 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $4 million related to employee separation costs and $6 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the three months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$2	$4
Specialty Chemicals	—	2	2
All other	2	2	4

	$4	$6	$10

Consumer Solutions

During the three months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 40 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Specialty Chemicals

During the three months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $2 million related to asset write-downs and other restructuring actions.

All other

During the three months ended June 30, 2008, the company recorded various restructuring actions resulting in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 30 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Six months ended June 30, 2008

During the six months ended June 30, 2008, the company recorded pre-tax restructuring charges of $17 million related to employee separation costs and other restructuring actions, of which $8 million was recorded within cost of sales, $7 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $8 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by business segment for the six months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$5	$4	$9
Specialty Chemicals	—	3	3
All other	3	2	5

	$8	$9	$17

Consumer Solutions

During the six months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $9 million, of which $5 million related to employee separation costs covering approximately 240 employees and $4 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Specialty Chemicals

During the six months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $3 million related to asset write-downs and other restructuring actions.

All other

During the six months ended June 30, 2008, the company recorded additional pre-tax charges of $5 million. Of this amount, $3 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Three months ended June 30, 2007

During the three months ended June 30, 2007, the company recorded pre-tax restructuring charges of $8 million related to employee separation costs and other restructuring actions, of which $1 million was recorded within cost of sales and $7 million was recorded within selling, general and administrative expenses. Of this amount, $4 million related to employee separation costs and $4 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the three months ended June 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$3	$5
All other	2	1	3

	$4	$4	$8

Consumer Solutions

During the three months ended June 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $5 million, of which $2 million related to employee separation costs covering approximately 20 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the three months ended June 30, 2007, the company recorded additional pre-tax charges of $2 million related to employee separation costs covering approximately 10 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Six months ended June 30, 2007

During the six months ended June 30, 2007, the company recorded pre-tax restructuring charges of $24 million in connection with employee separation costs and other restructuring actions, of which $8 million was recorded within cost of sales, $14 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $9 million related to employee separation costs and $15 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the six months ended June 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$6	$8	$14
Consumer & Office Products	1	2	3
All other	2	5	7

	$9	$15	$24

Consumer Solutions

During the six months ended June 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $14 million, of which $6 million related to employee separation costs covering approximately 70 employees and $8 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Consumer & Office Products

During the six months ended June 30, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $3 million, of which $1 million related to employee separation costs covering approximately 50 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

All other

During the six months ended June 30, 2007, the company recorded additional pre-tax charges of $7 million. Of this amount, $2 million related to employee separation costs covering approximately 30 employees and $5 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Discontinued operations

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) to an affiliate of KapStone Paper and Packaging Corporation for $485 million in cash, subject to certain post-closing adjustments. For the three and six months ended June 30, 2008, the company is reporting the Kraft business as a discontinued operation and prior period amounts have been recast on a comparable basis. Results of operations from discontinued operations, net of income taxes, were a loss of $2 million, or $0.01 per share, for the three months ended June 30, 2008 compared to income of $4 million, or $0.02 per share, for the three

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

months ended June 30, 2007. Results of operations from discontinued operations, net of income taxes, were income of $2 million, or $0.01 per share, for the six months ended June 30, 2008 compared to income of $11 million, or $0.06 per share, for the six months ended June 30, 2007.

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

The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at June 30, 2008 at fair value. The measurements of fair value are made on a recurring basis.

In millions	June 30, 2008	Level 1(1)	Level 2(2)	Level 3(3)
Derivatives-assets	$41	$—	$41	$—
Derivatives-liabilities	(5)	—	(5)	—
Cash equivalents	160	160	—	—

Total	$196	$160	$36	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Significant other observable inputs: quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; changes in raw materials pricing; energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. There was no material change in the company’s exposure to market risk from December 31, 2007 to June 30, 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2008, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2008, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2008, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2008, the company had the following common stock share repurchases:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2008 – April 30, 2008	—	—	—	—
May 1, 2008 – May 31, 2008	—	—	—	—
June 1, 2008 – June 30, 2008	2,933,369	$28.51	2,933,369	2,057,822

(1)	The company has two publicly announced share repurchase programs:

Under the first program, in October 2005 the company’s Board of Directors authorized the future purchase of up to 5 million shares of MeadWestvaco’s common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. There were no stock purchases related to this program in the second quarter of 2008. The number of shares available under this program at June 30, 2008 was 2,057,822 shares. This program will expire upon the purchase of 5 million shares.

Under the second program, which was approved by the company’s Board of Directors on November 1, 2007, the company entered into an accelerated share repurchase agreement with a financial institution counterparty on November 20, 2007 to purchase $400 million of MeadWestvaco’s common stock. Upon the conclusion of the program on June 19, 2008, the company received and retired 2,933,369 shares resulting in a total number of shares of 14,029,157 received and retired since the inception of the program at a volume weighted average price of $28.51 per share.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

(3.1)	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

(3.2)	Amended and Restated By-laws of the Registrant, previously filed as Exhibit 99.2 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

August 5, 2008	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer