Form 10-Q
period 2008-09-30
MEADWESTVACO CORP
filed 2008-11-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer (Do not check if a smaller reporting company)  ☐

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    YES  ☐    NO  ☒

At October 31, 2008, the latest practicable date, there were 170,812,038 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$1,811	$1,678	$5,038	$4,686

Cost of sales	1,490	1,349	4,189	3,829
Selling, general and administrative expenses	212	221	615	648
Interest expense	52	52	155	153
Other expense (income), net	6	(97)	(22)	(112)

Income from continuing operations before income taxes	51	153	101	168

Income tax provision	5	38	5	48

Income from continuing operations	46	115	96	120

Income from discontinued operations, net of income taxes	8	6	10	17

Net income	$54	$121	$106	$137

Net income per share – basic:
Income from continuing operations	$0.26	$0.63	$0.55	$0.66
Income from discontinued operations	0.05	0.03	0.06	0.09

Net income	$0.31	$0.66	$0.61	$0.75

Net income per share – diluted:
Income from continuing operations	$0.26	$0.63	$0.55	$0.65
Income from discontinued operations	0.05	0.03	0.06	0.09

Net income	$0.31	$0.66	$0.61	$0.74

Shares used to compute net income per share:
Basic	171.0	184.5	172.8	183.5
Diluted	171.4	185.4	173.2	184.5

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$522	$245
Accounts receivable, net	935	975
Inventories	818	745
Other current assets	123	122
Current assets of discontinued operations	—	80

Current assets	2,398	2,167

Property, plant, equipment and forestlands, net	3,647	3,790
Prepaid pension asset	1,248	1,214
Goodwill	828	840
Other assets	1,356	1,404
Non-current assets of discontinued operations	—	422

	$9,477	$9,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$633	$622
Accrued expenses	636	720
Notes payable and current maturities of long-term debt	50	68
Current liabilities of discontinued operations	—	45

Current liabilities	1,319	1,455

Long-term debt	2,358	2,375
Other long-term obligations	1,054	1,056
Deferred income taxes	1,152	1,227
Non-current liabilities of discontinued operations	—	16

Commitments and contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2008 – 170,811,597 (2007 – 173,839,186)	2	2
Additional paid-in capital	3,102	3,080
Retained earnings	262	276
Accumulated other comprehensive income	228	350

	3,594	3,708

	$9,477	$9,837

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$106	$137
Discontinued operations	(10)	(17)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	361	363
Deferred income taxes	(45)	(24)
Gains on sales of assets, net	(14)	(92)
Pension income	(73)	(42)
Impairment of long-lived assets	3	13
Appreciation of cash surrender value policies	(4)	(22)
Changes in working capital, excluding the effects of acquisitions and dispositions	(142)	12
Other, net	—	4

Net cash provided by operating activities from continuing operations	182	332
Discontinued operations	12	42

Net cash provided by operating activities	194	374

Cash flows from investing activities:
Capital expenditures	(207)	(214)
Payments for acquired businesses, net of cash acquired	(21)	(53)
Contributions to joint ventures	(6)	(4)
Proceeds from dispositions of assets	21	125
Proceeds from cash surrender value policies	44	42
Other	(19)	(8)
Discontinued operations	456	(3)

Net cash provided by (used in) investing activities	268	(115)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2	13
Repayment of long-term debt	(35)	(45)
Notes payable and other short-term borrowings, net	(2)	(71)
Proceeds from issuance of common stock and exercises of stock options	—	156
Changes in book overdrafts	(3)	(39)
Dividends paid	(119)	(127)
Stock repurchased	—	(86)
Other	—	2
Discontinued operations	—	(3)

Net cash used in financing activities	(157)	(200)

Effect of exchange rate changes on cash	(28)	18

Increase in cash and cash equivalents	277	77

Cash and cash equivalents:
At beginning of period	245	156

At end of period	$522	$233

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

MeadWestvaco Corporation, a Delaware corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the food and beverage, media and entertainment, personal care, home and garden, cosmetics, and healthcare industries. The company’s other businesses include Consumer & Office Products, Specialty Chemicals and Community Development and Land Management. The terms “MeadWestvaco,” “MWV” or the “company” refer to MeadWestvaco Corporation and its consolidated subsidiaries.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. For the three and nine months ended September 30, 2008, the company is presenting the Community Development and Land Management business as a separate segment (included in Corporate and Other prior to the third quarter of 2008) to align segment disclosures with management’s analysis of results of operations and the process to allocate resources adopted in the third quarter of 2008. Results for 2007 have been recast to reflect the new segment structure. Refer to Note 7 for further discussion.

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2008 presentation of discontinued operations for the company’s North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) previously included in the Packaging Resources segment. On July 1, 2008, the company completed the sale of the Kraft business for net cash proceeds of $466 million. Refer to Note 11 for further discussion.

New accounting standards

As permitted under transition rules by the FASB, the company partially adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until January 1, 2009. The full adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at fair value as of September 30, 2008. The measurements of fair value are made on a recurring basis.

In millions	September 30, 2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
Derivatives-assets	$17	$—	$17	$—
Derivatives-liabilities	(9)	—	(9)	—
Cash equivalents	131	131	—	—

Total	$139	$131	$8	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the company’s consolidated financial statements.

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

Three months ended September 30, 2008

During the three months ended September 30, 2008, the impact of restructuring changes on the results from continuing operations was not significant.

Nine months ended September 30, 2008

During the nine months ended September 30, 2008, the company incurred pre-tax restructuring charges from continuing operations of $18 million related to employee separation costs and other restructuring actions, of which $8 million is included in cost of sales, $8 million is included in selling, general and administrative expenses, and $2 million is included in other expense (income), net. Of this amount, $9 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by business segment for the nine months ended September 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$5	$3	$8
Specialty Chemicals	—	3	3
All other	4	3	7

Total restructuring charges	$9	$9	$18

Consumer Solutions

During the nine months ended September 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $8 million, of which $5 million related to employee separation costs covering approximately 240 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Specialty Chemicals

During the nine months ended September 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $3 million related to asset write-downs and other restructuring actions.

All other

During the nine months ended September 30, 2008, the company recorded additional pre-tax charges of $7 million. Of this amount, $4 million related to employee separation costs covering approximately 140 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Three months ended September 30, 2007

During the three months ended September 30, 2007, the company incurred pre-tax restructuring charges from continuing operations of $20 million related to employee separation costs and other restructuring actions, of which $16 million is included in cost of sales and $4 million is included in selling, general and administrative expenses. Of this amount, $5 million related to employee separation costs and $15 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the three months ended September 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$1	$3	$4
Consumer & Office Products	1	—	1
All other	3	12	15

Total restructuring charges	$5	$15	$20

Consumer Solutions

During the three months ended September 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $1 million related to employee separation costs covering approximately 10 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

During the three months ended September 30, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. resulting in pre-tax charges of $1 million related to employee separation costs covering approximately 10 employees. The affected employees separated from the company in 2007.

All other

During the three months ended September 30, 2007, the company recorded additional pre-tax charges of $3 million related to employee separation costs covering approximately 15 employees and $12 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Nine months ended September 30, 2007

During the nine months ended September 30, 2007, the company incurred pre-tax restructuring charges from continuing operations of $44 million related to employee separation costs and other restructuring actions, of which $25 million is included in cost of sales, $17 million is included in selling, general and administrative expenses, and $2 million is included in other expense (income), net. Of this amount, $14 million related to employee separation costs and $30 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the nine months ended September 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$7	$11	$18
Consumer & Office Products	2	2	4
All other	5	17	22

Total restructuring charges	$14	$30	$44

Consumer Solutions

During the nine months ended September 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $18 million, of which $7 million related to employee separation costs covering approximately 100 employees and $11 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Consumer & Office Products

During the nine months ended September 30, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 10 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

All other

During the nine months ended September 30, 2007, the company recorded additional pre-tax charges of $22 million. Of this amount, $5 million related to employee separation costs covering approximately 30 employees and $17 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2008:

In millions	Employee costs	Other costs	Total
Balance of related accruals at December 31, 2007	$16	$13	$29
Charges	9	4	13
Payments	(18)	(12)	(30)

Balance of related accruals at September 30, 2008	$7	$5	$12

3. Inventories and property, plant and equipment

Inventories consist of:

In millions	September 30, 2008	December 31, 2007
Raw materials	$211	$179
Production materials, stores and supplies	93	97
Finished and in-process goods	514	469

	$818	$745

Property, plant and equipment is net of accumulated depreciation of $3.3 billion and $3.1 billion at September 30, 2008 and December 31, 2007, respectively.

4. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

	September 30, 2008		December 31, 2007
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$208	$77	$212	$67
Customer contracts and lists	310	68	293	62
Patents	67	38	73	38
Other – primarily licensing rights	40	25	29	19

	$625	$208	$607	$186

Included in other assets are indefinite-lived intangible assets which had carrying values of $97 million at September 30, 2008 and December 31, 2007.

The company recorded amortization expense for intangible assets subject to amortization of $10 million for each of the three months ended September 30, 2008 and 2007, and $32 million for each of the nine months ended September 30, 2008 and 2007. Based on the September 30, 2008 carrying values of intangible assets subject to amortization, estimated amortization expense for 2008 and each of the succeeding five years is as follows: 2008 – $42 million; 2009 – $42 million; 2010 – $40 million; 2011 – $37 million; 2012 – $36 million; and 2013 – $34 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5. Employee retirement and postretirement benefits

The components of net periodic benefits (income) cost for the company’s retirement and post retirement plans for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,
	Pension benefits		Postretirement benefits
In millions	2008	2007	2008	2007
Service cost – benefits earned during the period	$11	$12	$1	$1
Interest cost on projected benefit obligation	38	37	1	2
Expected return on plan assets	(71)	(66)	—	—
Amortization of prior service cost	1	2	—	(1)
Amortization of net loss	1	1	—	—

Net periodic benefit (income) cost	$(20)	$(14)	$2	$2

	Nine months ended September 30,
	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Service cost – benefits earned during the period	$31	$36	$3	$3
Interest cost on projected benefit obligation	114	111	5	6
Expected return on plan assets	(213)	(198)	—	—
Amortization of prior service cost	4	5	(1)	(3)
Amortization of net loss	1	4	—	—
Curtailment gain	(10)	—	—	—

Net periodic benefit (income) cost	$(73)	$(42)	$7	$6

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three months ended September 30,
	Pension benefits		Postretirement benefits
In millions	2008	2007	2008	2007
Prior service cost (income)	$1	$2	$—	$(1)
Net actuarial loss	1	1	—	—

Total recognized in other comprehensive income	$2	$3	$—	$(1)

	Nine months ended September 30,
	Pension benefits		Postretirement benefits
	2008	2007	2008	2007
Prior service cost (income)	$4	$5	$(1)	$(3)
Net actuarial loss	1	4	—	—

Total recognized in other comprehensive income	$5	$9	$(1)	$(3)

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during 2008. However, the company expects to contribute $5 million to the funded non-U.S. plans in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $5 million, $15 million and $4 million in 2008, respectively. During the three and nine months ended September 30, 2008, $6 million and $18 million was paid by the company, respectively. The company anticipates paying an additional $6 million during the fourth quarter of 2008.

6. Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are added to the weighted average shares outstanding, if dilutive. The number of potentially dilutive shares excluded from the calculation of diluted net income per share was 8 million at September 30, 2008 and 2 million at December 31, 2007.

7. Segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. During 2008, MWV established a real estate business to maximize the value of its land holdings. As a result, the company is presenting the Community Development and Land Management business as a separate segment for the three and nine months ended September 30, 2008, which was previously included in Corporate and Other. This change aligns segment disclosures with management’s analysis of results of operations and the process to allocate resources adopted in the third quarter 2008. Results for 2007 have been recast to reflect the new segment structure. Sales between the segments are recorded primarily at market prices.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), linerboard, and packaging for consumer products including packaging for beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products and media. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and containers.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for cosmetics and pharmaceutical products; dispensing and sprayer systems for personal care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. This segment also has pharmaceutical packaging arrangements with retailers, including a well-known mass-merchant. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s forestlands. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) improving and selling rural tracts primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, (iii) master planning and entitling select forestlands, and (iv) monetizing non-core forestlands. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the Specialty Papers business. The results include income and expense items not directly associated with segment operations, such as certain legal settlements, net pension income, interest income and expense, sales of corporate real estate, restructuring charges and one-time costs and other activities.

Segment results for the three and nine months ended September 30, 2008 and 2007 are as follows:

Three months ended September 30, 2008	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$631	$99	$730	$64
Consumer Solutions	653	—	653	14
Consumer & Office Products	312	—	312	38
Specialty Chemicals	153	1	154	16
Community Development and Land Management(1)	33	2	35	11
Corporate and Other	29	—	29	(92)

Total	1,811	102	1,913	51
Intersegment eliminations	—	(102)	(102)	—

Consolidated totals	$1,811	$—	$1,811	$51

Three months ended September 30, 2007	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources(2)	$553	$102	$655	$84
Consumer Solutions	611	—	611	26
Consumer & Office Products	334	—	334	51
Specialty Chemicals	131	—	131	16
Community Development and Land Management(1)	18	4	22	92
Corporate and Other(2)	31	—	31	(116)

Total	1,678	106	1,784	153
Intersegment eliminations(2)	—	(106)	(106)	—

Consolidated totals	$1,678	$—	$1,678	$153

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2008	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,729	$306	$2,035	$150
Consumer Solutions	1,914	1	1,915	45
Consumer & Office Products	790	—	790	62
Specialty Chemicals	423	1	424	39
Community Development and Land Management(1)	91	5	96	43
Corporate and Other	91	—	91	(238)

Total	5,038	313	5,351	101
Intersegment eliminations	—	(313)	(313)	—

Consolidated totals	$5,038	$—	$5,038	$101

Nine months ended September 30, 2007	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources(2)	$1,588	$295	$1,883	$208
Consumer Solutions	1,771	1	1,772	70
Consumer & Office Products	802	—	802	73
Specialty Chemicals	370	—	370	31
Community Development and Land Management(1)	60	12	72	112
Corporate and Other (2)	95	1	96	(326)

Total	4,686	309	4,995	168
Intersegment eliminations(2)	—	(309)	(309)	—

Consolidated totals	$4,686	$—	$4,686	$168

(1)

For the three and nine months ended September 30, 2008, sales of forestlands are presented within segment sales and are included in net sales in the consolidated statements of operations to reflect the strategic view of the operations of the Community Development and Land Management business. For periods prior to 2008, gains from sales of forestlands are included in segment profit and in other expense (income), net in the consolidated statements of operations. For the three and nine months ended September 30, 2007, segment profit includes a gain of $83 million from a significant sale of forestlands.

(2)	The results for 2007 have been recast to reflect the discontinued operations of the Kraft business. See Note 11 for further discussion.

8. Comprehensive (loss) income

Comprehensive (loss) income reflects changes in equity that result from transactions and economic events from non-owner sources. The changes in the components of accumulated comprehensive (loss) income, net of tax, were as follows:

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Net income	$54	$121	$106	$137
Foreign currency translation	(232)	73	(100)	141
Amortization of unrecognized pension costs	—	1	(23)	4
Change in unrealized loss on derivative instruments	(16)	(2)	1	—

Comprehensive (loss) income	$(194)	$193	$(16)	$282

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

9. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2008, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2008, there were approximately 480 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2008, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10. Other expense (income), net

Other expense (income), net is comprised of the following for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Gains on asset sales, net	$—	$(88)	$(13)	$(94)
Interest income	(10)	(4)	(28)	(11)
Foreign currency exchange losses (gains)	15	(6)	17	(10)
Other	1	1	2	3

	$6	$(97)	$(22)	$(112)

11. Discontinued operations

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after-tax) in the third quarter of 2008. For the three and nine months ended September 30, 2008, the after-tax gain on sale as well as the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
In millions, except per share amounts	2008	2007	2008	2007
Net sales	$—	$119	$253	$369

Cost of sales	—	103	238	330
Selling, general and administrative expenses	—	3	6	8
Interest expense	—	3	7	10
Other expense (income), net	(13)	1	(14)	(4)

Income before income taxes	13	9	16	25

Income tax provision	5	3	6	8

Net income	$8	$6	$10	$17

Net income per share	$0.05	$0.03	$0.06	$0.09

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at September 30, 2008. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2007:

In millions	December 31, 2007
Accounts receivable, net	$34
Inventories	45
Other current assets	1

80

Property, plant, equipment, net	421
Other assets	1

422

Accounts payable	19
Accrued expenses	26

45

Other long-term liabilities	16

12. Income taxes

For the three and nine months ended September 30, 2008, the effective tax rates attributable to continuing operations were approximately 10% and 5%, respectively. For the three and nine months ended September 30, 2007, the effective tax rates attributable to continuing operations were approximately 25% and 29%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations, and discrete items including favorable tax settlements.

During the three months ended September 30, 2008, the company settled certain audits with the Internal Revenue Service for tax years 2002 and 2003. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. During the nine months ended September 30, 2008, the company reduced its reserves for unrecognized tax benefits by $25 million, predominantly pursuant to a favorable resolution of a prior tax examination matter and a favorable pronouncement from the Internal Revenue Service. During the fourth quarter of 2008, it is reasonably possible that the company’s reserves for unrecognized tax benefits may decrease by about $7 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2008, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported net income from continuing operations of $46 million, or $0.26 per share, compared to net income from continuing operations of $115 million, or $0.63 per share, for the three months ended September 30, 2007. The results from continuing operations for the three months ended September 30, 2007 include an after-tax gain of $53 million, or $0.29 per share, related to a significant sale of forestlands. The results from continuing operations for the three months ended September 30, 2007 also include after-tax restructuring charges of $13 million, or $0.07 per share, related primarily to employee separation costs and facility closures, and after-tax one-time costs of $4 million, or $0.02 per share, related to the company’s cost initiative. Restructuring charges were not significant to the company’s results from continuing operations for the three months ended September 30, 2008.

For the nine months ended September 30, 2008, the company reported net income from continuing operations of $96 million, or $0.55 per share, compared to net income from continuing operations of $120 million, or $0.65 per share, for the nine months ended September 30, 2007. The results from continuing operations for the nine months ended September 30, 2008 include after-tax restructuring charges of $11 million, or $0.07 per share, related primarily to employee separation costs and facility closures, an after-tax gain of $9 million, or $0.05 per share, from the sale of corporate real estate, and an after-tax gain of $6 million, or $0.04 per share, from the recognition of a pension curtailment gain associated with the company’s U.S. pension plan. The results from continuing operations for the nine months ended September 30, 2007 include an after-tax gain of $53 million, or $0.29 per share, related to a significant sale of forestlands, after-tax restructuring charges of $28 million, or $0.15 per share, related primarily to employee separation costs and facility closures, and after-tax one-time costs of $12 million, or $0.07 per share, related to the company’s cost initiative.

During the third quarter of 2008, the company generated revenue growth primarily from improved pricing and product mix, higher volumes and from the impact of favorable foreign currency exchange. The company continued to generate sales momentum and improved pricing in targeted global packaging markets, including growth from emerging markets and packaging sales outside North America. Earnings in 2008 were adversely impacted by rapid and significant cost inflation in energy, raw materials and freight, as well as from unfavorable productivity associated with hurricane-related downtime. In the third quarter of 2008, pre-tax input costs for energy, raw materials and freight were $81 million higher than the third quarter of 2007, offsetting improvements in price and product mix of $48 million on a continuing operations basis.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after-tax) in the third quarter of 2008. For the three and nine months ended September 30, 2008, the after-tax gain on sale as well as the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Business Performance Actions

As part of its strategy to drive profitable growth in each of its targeted end-markets, MWV recently aligned its commercial resources across its packaging businesses into end-market focused Strategic Business Units. In connection with this commercial alignment, MWV is currently finalizing plans to establish a more simplified and focused operating model to drive higher levels of profitable growth in its targeted packaging end-markets. Broadly, these plans address packaging product-line and facility profitability as well as the company’s global manufacturing and supply chain, including capacity levels and global sourcing alternatives. In addition, this work will deliver a new global G&A structure through a functional support model, including streamlined finance, IT and human resource organizations. The company expects to finalize its plans by the end of the year and provide additional details in early 2009.

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2008 and 2007 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$1,811	$1,678	$5,038	$4,686

Cost of sales	1,490	1,349	4,189	3,829
Selling, general and administrative expenses	212	221	615	648
Interest expense	52	52	155	153
Other expense (income), net	6	(97)	(22)	(112)

Income from continuing operations before income taxes	51	153	101	168

Income tax provision	5	38	5	48

Income from continuing operations	46	115	96	120

Income from discontinued operations, net of income taxes	8	6	10	17

Net income	$54	$121	$106	$137

Net income per share – basic:
Income from continuing operations	$0.26	$0.63	$0.55	$0.66
Income from discontinued operations	0.05	0.03	0.06	0.09

Net income	$0.31	$0.66	$0.61	$0.75

Net income per share – diluted:
Income from continuing operations	$0.26	$0.63	$0.55	$0.65
Income from discontinued operations	0.05	0.03	0.06	0.09

Net income	$0.31	$0.66	$0.61	$0.74

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the three months ended September 30, 2008 were $1.81 billion compared to $1.68 billion for the three months ended September 30, 2007. Sales for the nine months ended September 30, 2008 were $5.04 billion compared to $4.69 billion for the nine months ended September 30, 2007. During 2008, the company generated revenue growth from improved pricing and product mix and higher volumes, including increased sales in emerging markets as well as increased packaging sales outside North America. In addition, revenue increased from the impact of favorable foreign currency exchange compared to 2007. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the three months ended September 30, 2008 was $1.49 billion compared to $1.35 billion for the three months ended September 30, 2007. Cost of sales for the nine months ended September 30, 2008 was $4.19 billion compared to $3.83 billion for the nine months ended September 30, 2007. Increased cost of sales was primarily due to higher input costs for energy, raw materials and freight. Input costs for energy, raw materials and freight were $81 million and $184 million higher during the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 on a continuing operations basis. The results for 2008 reflect lower restructuring charges and one-time costs of $16 million and $17 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 on a continuing operations basis.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $212 million compared to $221 million for the three months ended September 30, 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $615 million compared to $648 million for the nine months ended September 30, 2007. The results for 2008 reflect lower restructuring charges and one-time costs of $8 million and $28 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007 on a continuing operations basis.

Pension income for the three months ended September 30, 2008 was $20 million compared to $14 million for the three months ended September 30, 2007. Pension income for the nine months ended September 30, 2008 was $73 million compared to $42 million for the nine months ended September 30, 2007. Pension income is reported in Corporate and Other for segment reporting purposes.

Other expense (income), net is comprised of the following for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Gains on asset sales, net	$—	$(88)	$(13)	$(94)
Interest income	(10)	(4)	(28)	(11)
Foreign currency exchange losses (gains)	15	(6)	17	(10)
Other	1	1	2	3

	$6	$(97)	$(22)	$(112)

Interest expense from continuing operations was $52 million for the three months ended September 30, 2008 and was comprised of $41 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV and $8 million related to borrowings on insurance polices and other items. Interest expense from continuing operations was $52 million for the three months ended September 30, 2007 and was comprised of $45 million related to bond and bank debt and $7 million related to borrowings on insurance polices and other items. Interest expense from continuing operations was $155 million for the nine months ended September 30, 2008 and was comprised of $122 million related to bond and bank debt, $10 million related to a long-term obligation non-recourse to MWV and $23 million related to borrowings on insurance polices and other items. Interest expense from continuing operations was $153 million for the nine months ended September 30, 2007 and was comprised of $135 million related to bond and bank debt and $18 million related to borrowings on insurance polices and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the three and nine months ended September 30, 2008, the effective tax rates attributable to continuing operations were approximately 10% and 5%, respectively. For the three and nine months ended September 30, 2007, the effective tax rates attributable to continuing operations were approximately 25% and 29%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations, and discrete items including favorable tax settlements.

Income from discontinued operations was $8 million, or $0.05 per share, for the three months ended September 30, 2008 compared to income of $6 million, or $0.03 per share, for the three months ended September 30, 2007. Income from discontinued operations was $10 million, or $0.06 per share, for the nine months ended September 30, 2008 compared to income of $17 million, or $0.09 per share, for the nine months ended September 30, 2007. Refer to Note 11 of Notes to Consolidated Financial Statements for further discussion of the sale of the Kraft business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. For the three and nine months ended September 30, 2008, the company is presenting the Community Development and Land Management business as a separate segment (included in Corporate and Other prior to the third quarter of 2008) to align segment disclosures with management’s analysis of results of operations and the process to allocate resources adopted in the third quarter of 2008. Results for 2007 have been recast to reflect the new segment structure. Refer to Note 7 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

Packaging Resources

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Sales(1)	$730	$655	$2,035	$1,883
Segment profit(1), (2)	64	84	150	208

(1)	Results for 2007 have been recast to exclude the discontinued operations of the Kraft business. Refer to Note 1 of Notes to Consolidated Financial Statements for further discussion.
(2)

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (CNK), linerboard, and packaging for consumer products including packaging for beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products and media. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and containers.

Sales for the Packaging Resources segment were $730 million for the three months ended September 30, 2008 compared to $655 million for the three months ended September 30, 2007. Increased sales were the result of improved pricing and product mix, higher overall volumes and the impact of favorable foreign currency exchange. Shipments of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

bleached paperboard in 2008 were approximately 434,000 tons, up 9% from 2007 driven by gains in liquid packaging and commercial print markets. Shipments of CNK in 2008 were 266,000 tons, down 11% from a record quarter in 2007 and reflecting lower demand in beverage packaging in September 2008 in response to the weakening economy. In 2008, bleached paperboard prices were up 6% and CNK prices were up 4% compared to 2007. Backlogs for both bleached and coated unbleached kraft paperboard currently remain at seasonally solid levels of about three weeks. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 31% higher in 2008 driven largely by improved pricing and higher volumes and the impact of favorable foreign currency exchange compared to 2007.

Profit for the Packaging Resources segment was $64 million for the three months ended September 30, 2008 compared to $84 million for the three months ended September 30, 2007. Volume growth and improved pricing and product mix were more than offset by higher year-over-year input costs for energy, raw materials and freight and by unfavorable productivity associated with hurricane-related downtime. Earnings in 2008 were negatively affected by $51 million from higher input costs for energy, raw materials and freight and $4 million from unfavorable productivity associated with the Gulf region storms. Earnings in 2008 benefited by $29 million from improved pricing and product mix, $5 million from higher volumes and $1 million from other favorable items compared to 2007.

Sales for the Packaging Resources segment were $2.04 billion for the nine months ended September 30, 2008 compared to $1.88 billion for the nine months ended September 30, 2007. Increased sales were the result of improved pricing and product mix, higher volumes and the impact of favorable foreign currency exchange. Higher volumes were attributable to increased shipments in a number of key paperboard grades and from growth in emerging markets. Shipments of bleached paperboard in 2008 were approximately 1,241,000 tons, up 4% from 2007. Shipments of CNK in 2008 were approximately 830,000 tons, down 3% from 2007. In 2008, bleached paperboard prices were up 5% and CNK prices were up 3% compared to 2007. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 35% higher in 2008 driven largely by higher volumes, higher selling prices and the impact of favorable foreign currency exchange compared to 2007.

Profit for the Packaging Resources segment was $150 million for the nine months ended September 30, 2008 compared to $208 million for the nine months ended September 30, 2007. Earnings in 2008 were negatively affected by $112 million from higher input costs for energy, raw materials and freight, $34 million from unfavorable productivity driven primarily by long-term maintenance activities at certain mills and $9 million from other unfavorable items compared to 2007. Earnings in 2008 benefited by $79 million from improved pricing and product mix, $9 million from higher volumes and $9 million from the impact of favorable foreign currency exchange compared to 2007.

Consumer Solutions

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Sales	$653	$611	$1,915	$1,772
Segment profit(1)	14	26	45	70

(1)

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for cosmetics and pharmaceutical products; dispensing and sprayer systems for personal care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

This segment also has pharmaceutical packaging arrangements with retailers, including a well-known mass-merchant. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $653 million for the three months ended September 30, 2008 compared to $611 million for the three months ended September 30, 2007. Growth in the segment’s beverage, tobacco and home and garden businesses, along with the impact of favorable foreign currency exchange, were partially offset by lower pricing and unfavorable product mix in the media print and U.S. healthcare businesses.

Profit for the Consumer Solutions segment was $14 million for the three months ended September 30, 2008 compared to $26 million for the three months ended September 30, 2007. Earnings in 2008 were negatively impacted by $12 million from higher input costs for energy, raw materials and freight, $3 million from the impact of unfavorable foreign currency exchange and $1 million from other unfavorable items compared to 2007. Earnings in 2008 benefited by $2 million from improved productivity, $1 million from improved pricing and product mix and $1 million from higher volumes compared to 2007.

Sales for the Consumer Solutions segment were $1.92 billion for the nine months ended September 30, 2008 compared to $1.77 billion for the nine months ended September 30, 2007. Growth in the segment’s beverage, tobacco and home and garden businesses, along with the impact of favorable foreign currency exchange were partially offset by lower pricing and unfavorable product mix in the media print and the U.S. healthcare businesses.

Profit for the Consumer Solutions segment was $45 million for the nine months ended September 30, 2008 compared to $70 million for the nine months ended September 30, 2007. Earnings in 2008 were negatively impacted by $34 million from higher input costs for energy, raw materials and freight, $5 million from lower pricing and unfavorable product mix, $5 million from a bad-debt charge related to a customer bankruptcy that occurred in the first quarter of 2008 and $4 million from other unfavorable items compared to 2007. Earnings in 2008 benefited by $15 million from improved productivity, $4 million from higher volumes and $4 million from the impact of favorable foreign currency exchange and other items compared to 2007.

During the third quarter of 2008, MWV and India-based Bilcare Ltd. (“Bilcare”) jointly acquired pharmaceutical packaging company International Labs of St. Petersburg, Fla. (“International Labs”). The acquisition helps strengthen MWV’s capabilities in the fast-growing market for pharmaceutical packaging. With International Labs, MWV and Bilcare plan to expand Shellpak® and other adherence solutions into new global markets. Retailers, including a well-known mass-merchant, are using the Shellpak packaging solution for their generic and branded drug programs. MWV also recently purchased certain manufacturing and intellectual property assets of Continental AFA, a leading provider of plastic spray and dispensing solutions to the home and garden market. This acquisition helps solidify the company’s leadership position in primary packaging for the global home and garden products industry.

Consumer & Office Products

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Sales	$312	$334	$790	$802
Segment profit(1)	38	51	62	73

(1)

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $312 million for the three months ended September 30, 2008 compared to $334 million for the three months ended September 30, 2007. Sales in 2008 were lower due to the weakening economy in the U.S., including slower replenishment orders for back-to-school products, offset in part by enhanced product mix from the company’s emphasis on proprietary, branded products and the impact of favorable foreign currency exchange. This segment continues to be impacted by Asian-based imported products.

Profit for the Consumer & Office Products segment was $38 million for the three months ended September 30, 2008 compared to $51 million for the three months ended September 30, 2007. Earnings in 2008 were negatively impacted by $13 million from lower volumes and $8 million from increased input costs for energy, raw materials and freight compared to 2007. Earnings in 2008 benefited by $6 million from improvements in product mix and $2 million from improved productivity compared to 2007.

Sales for the Consumer & Office Products segment were $790 million for the nine months ended September 30, 2008 compared to $802 million for the nine months ended September 30, 2007. Sales in 2008 were lower due to the weakening economy in the U.S., including slower replenishment orders for back-to-school products, offset in part by enhanced product mix from the company’s emphasis on proprietary, branded products and the impact of favorable foreign currency exchange.

Profit for the Consumer & Office Products segment was $62 million for the nine months ended September 30, 2008 compared to $73 million for the nine months ended September 30, 2007. Earnings in 2008 were negatively impacted by $21 million from increased input costs for energy, raw materials and freight, $23 million from lower volumes and $3 million from a bad-debt charge related to a customer bankruptcy that occurred in the first quarter of 2008 compared to 2007. Earnings in 2008 benefited by $29 million from improvements in product mix and $7 million from improved productivity compared to 2007.

Specialty Chemicals

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Sales	$154	$131	$424	$370
Segment profit(1)	16	16	39	31

(1)

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment were $154 million for the three months ended September 30, 2008 compared to $131 million for the three months ended September 30, 2007. Increased sales in 2008 were primarily due to improved pricing across major product lines and growth in performance chemicals driven by share gains in industrial markets. In 2008, lower automotive carbon sales due to declines in North American vehicles sales were partially offset by volume growth in international automotive carbon and in water and food purification markets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Specialty Chemicals segment was $16 million for the three months ended September 30, 2008, unchanged from the results for the three months ended September 30, 2007. Earnings in 2008 benefited by $16 million from price increases and product mix improvements compared to 2007. Earnings in 2008 were negatively impacted by $10 million from increased input costs for energy, raw materials and freight, $2 million from lower overall volumes and $4 million related to unfavorable productivity associated with hurricane-related downtime and other unfavorable items compared to 2007.

Sales for the Specialty Chemicals segment were $424 million for the nine months ended September 30, 2008 compared to $370 million for the nine months ended September 30, 2007. Increased sales were primarily due to improved pricing across all major product lines. Overall demand for performance chemicals was strong, especially in industrial markets for agricultural, paper and petroleum applications. Automotive carbon sales were lower in 2008 due to declines in automotive sales in North America compared to 2007; however, this segment experienced volume growth in international automotive carbon and non-automotive carbon, especially in water and food purification markets.

Profit for the Specialty Chemicals segment was $39 million for the nine months ended September 30, 2008 compared to $31 million for the nine months ended September 30, 2007. Earnings in 2008 benefited by $34 million from price increases and product mix improvements compared to 2007. Earnings in 2008 were negatively affected by $19 million from increased input costs for energy, raw materials and freight, $4 million from lower volumes and $3 million from unfavorable productivity in connection with hurricane-related and maintenance downtime compared to 2007.

Community Development and Land Management

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Sales(1)	$35	$22	$96	$72
Segment profit(1) (2)	11	92	43	112

(1)

For the three and nine months ended September 30, 2008, sales of forestlands are presented within segment sales and are included in net sales in the consolidated statements of operations to reflect the strategic view of the operations of the Community Development and Land Management business. For periods prior to 2008, gains from sales of forestlands are included in segment profit and in other expense (income), net in the consolidated statements of operations. For the three and nine months ended September 30, 2007, segment profit includes a gain of $83 million from a significant sale of forestlands.

(2)

Segment profit is measured as results before restructuring charges and one-time costs, net pension income, minority interest, interest expense and income, income taxes, discontinued operations, extraordinary items and cumulative effect of accounting changes.

During 2008, MWV established a real estate business to maximize the value of its land holdings. As a result, the company is presenting the Community Development and Land Management business as a separate segment for the three and nine months ended September 30, 2008, which was previously included in Corporate and Other. Results prior to 2008 have been recast to conform to the new segment structure adopted in the third quarter of 2008.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s forestlands. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) improving and selling rural tracts primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, (iii) master planning and entitling select forestlands, and (iv) monetizing non-core forestlands. Forestry operations

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

The goal of the Community Development and Land Management business is to create and manage a land portfolio capable of generating sustainable earnings and cash flow and maximizing shareholder value. To accomplish this goal, during 2008 the company evaluated its 815,000 acre land portfolio to determine the potential maximum values for each tract and the real estate strategies for realizing those values. As a result, the company concluded that approximately 520,000 acres are most suitable for rural land sales, approximately 155,000 acres are developable and approximately 140,000 acres are strategic fiber sources for the company’s mill operations with mineral extraction potential. Current segmentation may change as a result of the company’s continuous evaluation of its land for the highest and best use.

Profit for the Community Development and Land Management segment was $11 million for the three months ended September 30, 2008 compared to $92 million for the three months ended September 30, 2007. Earnings in 2008 were driven by profits of $8 million from land sales and $9 million of income from forestry operations and leasing activities, offset in part by $6 million of costs associated with real estate operations. The 2007 results include a gain of $83 million related to a sale of approximately 62,000 acres of West Virginia forestlands.

Profit for the Community Development and Land Management segment was $43 million for the nine months ended September 30, 2008 compared to $112 million for the nine months ended September 30, 2007. Earnings in 2008 were driven by profits of $34 million from land sales and $22 million of income from forestry operations and leasing activities, offset in part by $13 million of costs associated with real estate operations. The 2007 results include a gain of $83 million related to a sale of approximately 62,000 acres of West Virginia forestlands.

Current real estate industry conditions are challenging due to significant credit tightening and weakening consumer spending. These factors likely will continue to influence near-term results. During this time, the company will continue to move forward with its near- and long- term real estate value creation plans, including enhancing rural land and entitling and master planning its highest potential development land. This segment is currently self-funding and expects to remain so for the foreseeable future.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

	Three months ended September 30,		Nine months ended September 30,
In millions	2008	2007	2008	2007
Sales(1)	$29	$31	$91	$96
Segment loss(1), (2)	(92)	(116)	(238)	(326)

(1)

Results for 2007 have been recast to conform to the new segment structure adopted in the third quarter of 2008 reflecting the separate presentation of the Community Development and Land Management business previously included in Corporate and Other. Refer to Note 1 of Notes to Consolidated Financial Statements for further discussion.

(2)

Corporate and Other may include goodwill impairment charges, minority interest, debt retirement charges, restructuring charges and one-time costs, net pension income, interest expense and income, and gains on asset sales.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the Specialty Papers business. The results include income and expense items not directly associated with segment operations, such as certain legal settlements, net pension income, interest income and expense, sales of corporate real estate, restructuring charges and one-time costs and other activities.

Corporate and Other loss was $92 million for the three months ended September 30, 2008 compared $116 million for the three months ended September 30, 2007. Contributing to the decreased loss in 2008 were lower restructuring charges and one-time costs of $25 million, favorable net interest income of $6 million and $7 million from other net favorable items, partially offset by $14 million from unfavorable foreign currency exchange compared to 2007.

Corporate and Other loss was $238 million for the nine months ended September 30, 2008 compared to $326 million for the nine months ended September 30, 2007. Contributing to the decreased loss in 2008 were lower restructuring charges and one-time costs of $46 million, a gain of $15 million from the sale of corporate real estate, favorable net interest income of $17 million, a gain of $10 million from the recognition of a pension curtailment gain and $16 million from other net favorable items, partially offset by $16 million from unfavorable foreign currency exchange compared to 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In response to economic uncertainty and to enhance MWV’s liquidity, we are suspending all non-critical capital projects and reducing working capital and discretionary spending. The company currently has $950 million of undrawn capacity from committed lines of credit and is maintaining higher-than-normal levels of cash on hand. Cash and cash equivalents were $522 million at September 30, 2008 compared to $245 million at December 31, 2007. Cash provided by operations and the company’s cash on hand are expected to be adequate to fund capital expenditures, dividends to shareholders and scheduled debt payments into 2009. MWV continuously monitors the credit quality of its credit facility banks, insurance providers and derivative contract counter-parties, in addition to its customers and key suppliers. The company has taken and will take further actions as necessary to mitigate any impact to its liquidity position. Management cannot predict with any certainty the impact to the company of any further disruption in the credit markets.

Operating Activities

During the nine months ended September 30, 2008 and 2007, cash generated by operating activities from continuing operations was a major source of funds for the company. Cash provided by operating activities from continuing operations was $182 million for the nine months ended September 30, 2008 compared to $332 million for the nine months ended September 30, 2007. The decrease in cash flows in 2008 was primarily attributable to lower year-over-year earnings and cash outflows associated with higher working capital usage compared to 2007. Increased working capital usage in 2008 was primarily driven by higher one-time tax payments related to certain tax settlements.

Investing Activities

Cash used in investing activities from continuing operations was $188 million for the nine months ended September 30, 2008 compared to $112 million for the nine months ended September 30, 2007. Capital spending from continuing operations totaled $207 million for the nine months ended September 30, 2008 compared to $214 million for the nine months ended September 30, 2007. Cash provided by investing activities from discontinued operations was $456 million for the nine months ended September 30, 2008, which included net cash proceeds of $466 million from the sale of the company’s Kraft business on July 1, 2008, net of its capital expenditures and other cash outflows of $10 million.

Financing Activities

Cash used in financing activities from continuing operations was $157 million for the nine months ended September 30, 2008 compared to $197 million for the nine months ended September 30, 2007. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2008 was driven by dividend payments of $119 million, long-term debt payments of $35 million and other uses of funds of $5 million, offset in part by proceeds from other sources of funds of $2 million. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2007 was driven by dividend payments of $127 million, stock repurchases of $86 million, a net reduction in notes payable of $71 million, long-term debt payments of $45 million and other uses of funds of $39 million, offset in part by proceeds from exercises of stock options of $156 million, long-term debt borrowings of $13 million and other sources of funds of $2 million.

The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MWV) to total capitalization (including deferred income tax liabilities) to 55% as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at September 30, 2008 and December 31, 2007. In addition, the company has available a $200 million secured revolving credit facility that expires in May 2009, which includes an option to extend for an additional period of up to one year if specified conditions are satisfied. Borrowings

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

under this facility are secured by a portion of the company’s trade receivables and bear interest at LIBOR plus a specified margin. The secured revolving credit facility was undrawn at September 30, 2008 and December 31, 2007. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The percentage of total debt to total capitalization for MWV was 40% at September 30, 2008 and December 31, 2007.

During September and October of 2008, MWV terminated its interest rate swaps on its fixed-rate debt to mitigate any counter-party credit risk and to realize its net favorable hedge positions at that time. As a result, all of the company’s long-term debt is at fixed rates. The company realized about $20 million in net cash proceeds as a result of the swap terminations, of which $4 million was realized during the three months ended September 30, 2008 and is included in cash flows from operations in the consolidated statements of cash flows.

During August of 2008, Standard and Poor’s Ratings Services (“S&P”) revised its outlook on MeadWestvaco to “negative” from “stable,” lowered the company’s short-term credit rating to “A-3” from “A-2” and affirmed the company’s “BBB” long-term credit rating. S&P’s rationale for this action was its concern that the company’s earnings would not improve in the near term as much as previously expected “because of cost inflation and a weakening global economy.”

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $17 million and $20 million in environmental capital expenditures in 2008 and 2009, respectively. Approximately $19 million was spent on environmental capital projects in 2007.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2008, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2008, there were approximately 480 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2008, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, management does not believe that the currently expected outcome of any matter, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

OUTLOOK – FOURTH QUARTER 2008

The weakening global economy and volatile credit markets make it difficult to forecast market demand. Currently, demand for most of the company’s paperboard grades remains stable with backlogs at or above seasonal levels. The company expects weakening in demand in its beverage and personal care packaging businesses, and in the Consumer & Office Products segment as a result of lower consumer and business spending for time management products. Energy and freight costs are expected to moderate, however costs for other key raw materials are expected to remain at historically high levels. In addition, the company’s earnings will be negatively impacted by the year-over-year strengthening of the U.S. dollar. Taken together, these factors are expected to result in lower year-over-year fourth quarter profit comparisons.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Discontinued operations

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after-tax) in the third quarter of 2008. For the three and nine months ended September 30, 2008, the after-tax gain on sale as well as the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

Income from discontinued operations was $8 million, or $0.05 per share, for the three months ended September 30, 2008 compared to income of $6 million, or $0.03 per share, for the three months ended September 30, 2007. Income from discontinued operations was $10 million, or $0.06 per share, for the nine months ended September 30, 2008 compared to income of $17 million, or $0.09 per share, for the nine months ended September 30, 2007. Refer to Note 11 of Notes to Consolidated Financial Statements for further discussion of the sale of the Kraft business and discontinued operations treatment.

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

Three months ended September 30, 2008

During the three months ended September 30, 2008, the impact of restructuring changes on the results from continuing operations was not significant.

Nine months ended September 30, 2008

During the nine months ended September 30, 2008, the company incurred pre-tax restructuring charges from continuing operations of $18 million related to employee separation costs and other restructuring actions, of which $8 million is included in cost of sales, $8 million is included in selling, general and administrative expenses, and $2 million is included in other expense (income), net. Of this amount, $9 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the nine months ended September 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$5	$3	$8
Specialty Chemicals	—	3	3
All other	4	3	7

Total restructuring charges	$9	$9	$18

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

During the nine months ended September 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $8 million, of which $5 million related to employee separation costs covering approximately 240 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Specialty Chemicals

During the nine months ended September 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $3 million related to asset write-downs and other restructuring actions.

All other

During the nine months ended September 30, 2008, the company recorded additional pre-tax charges of $7 million. Of this amount, $4 million related to employee separation costs covering approximately 140 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2008.

Three months ended September 30, 2007

During the three months ended September 30, 2007, the company incurred pre-tax restructuring charges from continuing operations of $20 million related to employee separation costs and other restructuring actions, of which $16 million is included in cost of sales and $4 million is included in selling, general and administrative expenses. Of this amount, $5 million related to employee separation costs and $15 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the three months ended September 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$1	$3	$4
Consumer & Office Products	1	—	1
All other	3	12	15

Total restructuring charges	$5	$15	$20

Consumer Solutions

During the three months ended September 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $1 million related to employee separation costs covering approximately 10 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Consumer & Office Products

During the three months ended September 30, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. resulting in pre-tax charges of $1 million related to employee separation costs covering approximately 10 employees. The affected employees separated from the company in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the three months ended September 30, 2007, the company recorded additional pre-tax charges of $3 million related to employee separation costs covering approximately 15 employees and $12 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Nine months ended September 30, 2007

During the nine months ended September 30, 2007, the company incurred pre-tax restructuring charges from continuing operations of $44 million related to employee separation costs and other restructuring actions, of which $25 million is included in cost of sales, $17 million is included in selling, general and administrative expenses, and $2 million is included in other expense (income), net. Of this amount, $14 million related to employee separation costs and $30 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by business segment for the nine months ended September 30, 2007:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$7	$11	$18
Consumer & Office Products	2	2	4
All other	5	17	22

Total restructuring charges	$14	$30	$44

Consumer Solutions

During the nine months ended September 30, 2007, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $18 million, of which $7 million related to employee separation costs covering approximately 100 employees and $11 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

Consumer & Office Products

During the nine months ended September 30, 2007, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 10 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

All other

During the nine months ended September 30, 2007, the company recorded additional pre-tax charges of $22 million. Of this amount, $5 million related to employee separation costs covering approximately 30 employees and $17 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2007.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2007. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING STANDARDS

As permitted under transition rules by the FASB, the company partially adopted the provisions of SFAS No. 157, Fair Value Measurements, as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. As permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), until January 1, 2009. The full adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial statements.

The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at fair value as of September 30, 2008. The measurements of fair value are made on a recurring basis.

In millions	September 30, 2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
Derivatives-assets	$17	$—	$17	$—
Derivatives-liabilities	(9)	—	(9)	—
Cash equivalents	131	131	—	—

Total	$139	$131	$8	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; changes to economic growth in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. There was no material change in the company’s exposure to market risk from December 31, 2007 to September 30, 2008.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2008, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2008, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2008, there has been the following addition to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position and we do not expect these conditions to improve in the near future.

Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, both in the U.S. and elsewhere around the world. The capital and credit markets have been experiencing extreme volatility and disruption in recent months. Recently, the volatility and disruption in these markets have reached unprecedented levels. In some cases, these markets have exerted downward pressure on availability of liquidity and credit. The stress experienced by global capital and credit markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Conditions in the capital and credit markets may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities.

Recent concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations, cash flows and financial position. We cannot predict whether or when such actions may occur, or what impact, if any, such actions could have on our business, results of operations, cash flows and financial position.

Item 6.	EXHIBITS

(3.1)	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference

(3.2)	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.2 to the company’s Form 8-K on October 23, 2008, and incorporated herein by reference

(31.1)	Rule 13a-14(a) Certification by Chief Executive Officer

(31.2)	Rule 13a-14(a) Certification by Chief Financial Officer

(32.1)	Section 1350 Certification by Chief Executive Officer

(32.2)	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

November 5, 2008	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer