Form 10-K
period 2008-12-31
MEADWESTVACO Corp
filed 2009-02-24
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

At June 30, 2008, the aggregate market value of common stock held by non-affiliates was $3,936,155,608. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2009, the number of shares of common stock of the Registrant outstanding was 170,813,516.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on April 27, 2009, are incorporated by reference in Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 27, 2009.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, personal and beauty care, food, beverage, tobacco, media and entertainment, and home and garden industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Packaging Resources

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (“CNK”), linerboard, and packaging for consumer products including packaging for beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products and media. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Consumer Solutions

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Consumer & Office Products

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Community Development and Land Management

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) improving and selling rural tracts primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, (iii) master planning select landholdings, and (iv) monetizing non-core forestlands. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

For a more detailed description of our business segments, including financial information, see Note R of Notes to Consolidated Financial Statements included in Part II, Item 8.

Marketing and distribution

The principal markets for our products are in North America, South America, Europe and Asia. We operate in 30 countries and serve customers in approximately 100 nations. Our products are sold through a combination of our own sales force and paperboard merchants and distributors. The company has sales offices in key cities throughout the world.

Intellectual property

MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to our business, the loss of any one or any related group of such rights would not have a material adverse effect on our business, with the exception of the “Mead ® “ trademark and the “AT-A-GLANCE ® “ trademark for consumer and office products.

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

The Packaging Resources segment competes globally with manufacturers of value-added CNK and bleached paperboard for packaging and graphic applications, as well as specialty paperboards. The Consumer Solutions segment competes globally with numerous packaging service providers in the package design, development, and manufacturing arenas, as well as the manufacture of dispensing and spraying systems. The Consumer & Office Products segment competes with national and regional converters, as well as foreign producers, especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins. The Community Development and Land Management segment competes in the real estate sales and development market and the forestry products industry in the U.S.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions.

Environmental laws and regulations

MeadWestvaco’s operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $13 million and $32 million of environmental capital expenditures in 2009 and 2010, respectively. In 2008, $16 million was spent on environmental capital projects.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2008, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations. Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3.

Employees

MeadWestvaco employs approximately 22,000 people worldwide, of whom approximately 12,000 are employed in the U.S. and approximately 10,000 are employed internationally. Approximately 6,600 employees are represented by various labor unions under collective bargaining agreements. Additionally, most of MeadWestvaco’s European facilities have separate house union agreements or series of agreements specific to the workforce at each facility. MeadWestvaco has not recently experienced any significant work stoppages and considers its relationship with employees, including those covered by collective bargaining agreements, to be good. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and at present the company is in the process of negotiating new agreements at six manufacturing locations covering approximately 2,200 employees. Negotiations for an agreement at a seventh location covering approximately 1,000 employees have been held in abeyance pending the outcome of a representation proceeding before the National Labor Relations Board between competing labor unions seeking to represent those employees. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of these negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 66%, 67% and 70% for the years ended December 31, 2008, 2007 and 2006, respectively. Export sales from MeadWestvaco’s U.S. operations were 13%, 12% and 12% for the years ended December 31, 2008, 2007 and 2006, respectively. Sales that were attributable to foreign operations were 34%, 33% and 30% for the years ended December 31, 2008, 2007 and 2006, respectively. For more information about the company’s U.S. and foreign operations, see Note R of Notes to Consolidated Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.mwv.com. Please note that MeadWestvaco’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MeadWestvaco makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of our website. MWV’s Corporate Governance Principles , our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, and Safety, Health and Environment Committee) and our Code of Conduct can be found at our website at the following address: http://www.meadwestvaco.com/AboutUs/InvestorRelations/CorporateGovernance/index.htm.

Item 1A.	Risk factors

Risks relating to our business

Recent changes in U.S. and global economic conditions could have a continuing adverse effect on the profitability of some or all of our businesses.

Recent concerns over declining consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products is adversely affected. Adverse changes in the economy could negatively affect earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position. We cannot predict whether or when such circumstances may occur, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position and we do not expect these conditions to improve in the near future.

Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including recent declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. The capital and credit markets have been experiencing extreme volatility and disruption in recent months. Recently, the volatility and disruption in these markets have reached unprecedented levels. In some cases, these markets have exerted downward pressure on availability of liquidity and credit and increased the costs of credit when such credit is available. Conditions in the capital and credit markets and the effects of the declines in consumer and business confidence and spending may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors. Moreover, the current worldwide financial crisis has reduced the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide as many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers.

While we have procedures to monitor and limit exposure to credit risk, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our financial condition and operating results.

The company has announced a strategic cost management plan. If we fail to fully execute on this initiative, we may not fully realize all the improvements we have publicly announced.

In the first quarter of 2009, the company announced a strategic cost management plan to reduce our overhead cost structure, optimize our manufacturing footprint, and realize sourcing savings throughout our supply chain. The plan is expected to generate $125 million in pre-tax savings in 2009. By mid-2010, the company anticipates achieving cumulative run-rate savings of $250 million to $300 million. This initiative is described more fully in Part II, Item 7. Although we believe that these results are reasonable and achievable, if we do not fully achieve these goals within the expected time frame, or at all, we may not fully realize the improvements we expect in our operating earnings and cash flows.

Certain of the company’s businesses are affected by cyclical market conditions which can significantly impact operating results and cash flows.

Certain of the company’s businesses are affected by cyclical market conditions that can significantly influence the demand for certain of the company’s products, as well as the pricing we can obtain for these products. The company’s paperboard business is particularly subject to cyclical market conditions. The company may be unable to sustain pricing in the face of weaker demand, and weaker demand may in turn cause us to take production downtime. In addition to lost revenue from lower shipment volumes, production downtime causes unabsorbed fixed manufacturing costs due to lower production levels. As a result, the company’s results of operations and cash flows may be materially impacted in a period of prolonged and significant market weakness. Moreover, the company is not able to predict market conditions or its ability to sustain pricing and production levels during periods of weak demand with any degree of certainty. Market conditions may also impact the company’s ability to achieve its planned or announced price increases.

The company’s businesses are subject to significant cost pressures. Pricing volatility and our ability to pass higher costs on to our customers through price increases or other adjustments is uncertain and dependent on market conditions.

The pricing environment for raw materials used in a number of our businesses continues to be challenging and volatile. Additionally, energy costs remain volatile and unpredictable.

Further unpredictable increases in the cost of raw materials or energy may materially impact our results of operations. Depending on market forces and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited.

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

The company’s operations are increasingly global in nature, particularly in our consumer packaging businesses. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in currency exchange rates and other factors related to our international operations.

Approximately 47% of the company’s annual revenues in 2008 were derived from export sales and sales from locations outside of the U.S. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

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

The company continues to realign and restructure its packaging converting businesses. Although the company believes that it will implement and manage the reorganization effectively to achieve substantial savings for the company, these major changes have attendant inherent risks, including the potential for disruption in our packaging businesses and operations as we implement the realignment.

The company’s packaging businesses continues to be transitioned into a focused end market facing commercial organization. The company’s leadership expects to successfully and seamlessly manage these transitions. However, any major reorganization presents challenges and it is possible that there could be disruptions in our business and operations during the transition period. Disruptions in production, quality control, customer service and innovation, as well as in other aspects of our operations, could negatively impact our results of operations.

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on addressing public concerns regarding global climate change. In recent years, acting unilaterally, the company has successfully reduced its total carbon dioxide emissions, even as overall production has increased. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. Certain legislative proposals, however, would eventually mandate broad reductions of total greenhouse gas emissions in the U.S. This legislation, could, unless it is modified in certain respects, eventually affect the long term results of some of the company’s more energy intensive operations.

Changes in environmental laws and regulation, or their application, including but not limited to those relating to global climate change, could subject the company to significant additional capital expenditures and operating expenses. Moreover, future developments in federal laws and regulations are currently especially difficult to predict due to the new President and Congress. These changes in the federal government may increase the likelihood that we will be subject to new laws and regulations. However, any such changes are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

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

The company engages in value-added real estate development activities, including obtaining entitlements and establishing joint ventures and other development-related arrangements. Many of our competitors in this industry have greater resources and experience in real estate development than we have currently. In addition, our ability to execute our plans to divest or otherwise realize the greater value associated with our landholdings may be affected by the following factors, among others:

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

MeadWestvaco is headquartered in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities are as follows:

Packaging Resources

Blumenau, Santa Catarina, Brazil	Manaus, Amazonas, Brazil
Cottonton, Alabama	Pacajus, Ceara, Brazil
Covington, Virginia	Silsbee, Texas
Evadale, Texas	Tres Barras, Santa Catarina, Brazil
Feira de Santana, Bahia, Brazil	Valinhos, Săo Paulo, Brazil
Low Moor, Virginia	Venlo, The Netherlands

Consumer Solutions

Aqua Branca, Săo Paulo, Brazil	Mebane, North Carolina
Ajax, Ontario, Canada	Melrose Park, Illinois (Leased)
Atlanta, Georgia	Milan, Italy (Leased)
Barcelona, Spain	Moscow, Russian Federation (Leased)
Bilbao, Spain	Piaseczno, Poland
Bristol, United Kingdom	Pittsfield, Massachusetts (Leased)
Buenos Aires, Argentina (Leased)	Preston, United Kingdom
Bydgoszcz, Poland	Roosendaal, The Netherlands
Caguas, Puerto Rico (Leased)	San Luis Potosi, Mexico
Chateauroux, France	Shimada, Japan
Corby, United Kingdom	Slough, United Kingdom (Leased)
Deols, France	Smyrna, Georgia
Dublin, Ireland (Leased)	Svitavy, Czech Republic
Elizabethtown, Kentucky	Swindon, United Kingdom (Leased)
Enschede, The Netherlands	Thalgau, Austria (Leased)
Freden, Germany	Tecate, Mexico (Leased)
Grandview, Missouri	Toronto, Canada (Leased)
Graz, Austria	Trier, Germany
Hemer, Germany	Troyes, France
Jacksonville, Illinois	Valinhos, Săo Paulo, Brazil
Krakow, Poland	Warsaw, Poland (Leased)
Lanett, Alabama	Wilmington, North Carolina
Littlehampton, United Kingdom (Leased)	Winfield, Kansas
London, United Kingdom (Leased)	Wuxi, People’s Republic of China
Louisa, Virginia (Leased)

Consumer & Office Products

Alexandria, Pennsylvania	Los Angeles, California
Bauru, Săo Paulo, Brazil	Sidney, New York
Dallas, Texas	Toronto, Ontario, Canada
Indianapolis, Indiana	Williamsburg, Pennsylvania
Kenosha, Wisconsin

Specialty Chemicals

Covington, Virginia	Shaxian, People’s Republic of China
DeRidder, Louisiana	Waynesboro, Georgia
North Charleston, South Carolina	Wickliffe, Kentucky

Specialty Papers

South Lee, Massachusetts

Community Development and Land Management Group and Forestry Centers

Rupert, West Virginia	Tres Barras, Santa Catarina, Brazil
Summerville, South Carolina	Waverly Hall, Georgia

Research Facilities

Raleigh, North Carolina (Leased)	Shekou Shenzhen, People’s Republic of China
North Charleston, South Carolina	Tres Barras, Santa Catarina, Brazil

Leases

For financial data on MeadWestvaco’s lease commitments, see Note H of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

MeadWestvaco owns all of the facilities listed above, except as noted.

As of December 31, 2008, MeadWestvaco owned about 800,000 acres of forestlands and other landholdings in the U.S. and about 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

Item 3.	Legal proceedings

On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought by the U.S. Environmental Protection Agency (“EPA”) asserting that Westvaco did not obtain permits under the prevention of significant deterioration regulations under the Clean Air Act or install required pollution controls in connection with capital projects at the Luke, Maryland mill carried out in the 1980s. MeadWestvaco strongly disagrees and is vigorously defending this action. On April 23, 2001, the Court dismissed the EPA’s claims for civil penalties under the major counts of the complaint and the government subsequently abandoned several of its claims. Motions for summary judgment were submitted in 2005 and remain pending. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

MeadWestvaco has established liabilities of $19 million relating to environmental proceedings. Additional information is included in Part I, Item 1, and Note O of Notes to Financial Statements included in Part II, Item 8.

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

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2008.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	60	Chairman and Chief Executive Officer	2002
James A. Buzzard	54	President	2003
E. Mark Rajkowski	50	Senior Vice President and Chief Financial Officer	2004
Mark S. Cross	52	Senior Vice President	2006
Linda V. Schreiner	49	Senior Vice President	2002
Bruce V. Thomas	52	Senior Vice President	2007
Mark T. Watkins	55	Senior Vice President	2002
Wendell L. Willkie, II	57	Senior Vice President, General Counsel and Secretary	2002
Donna O. Cox	45	Vice President	2005
Robert E. Birkenholz	48	Treasurer	2004
John E. Banu	61	Controller	2002

*	As of February 24, 2009
**	Director of MeadWestvaco

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

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2008		Year ended December 31, 2007
STOCK PRICES	High	Low	High	Low
First quarter	$31.44	$23.92	$32.46	$28.39
Second quarter	29.40	22.75	36.01	30.92
Third quarter	28.05	21.46	36.50	28.66
Fourth quarter	24.03	9.44	34.61	29.53

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2008, the number of shareholders of record of MeadWestvaco common stock was approximately 23,400. This number includes approximately 13,400 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2008	Year ended December 31, 2007
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23

Year	$0.92	$0.92

MeadWestvaco currently expects that comparable cash dividends will continue to be paid in the future.

Item 6.	Selected financial data

In millions, except per share data

	Years ended December 31,
	2008		2007		2006		2005	2004
EARNINGS
Net sales	$6,637		$6,407		$6,050		$5,719	$5,624
Income from continuing operations	80		266		81		118	220
Income (loss) from discontinued operations	10		19		12		(90)	(569)
Net income (loss)	90	[1]	285	[2]	93	[3]	28 [4]	(349)[5]
Income from continuing operations:
Per share—basic	0.46		1.45		0.45		0.61	1.09
Per share—diluted	0.46		1.45		0.45		0.61	1.08
Net income (loss) per share—basic	0.52		1.56		0.52		0.14	(1.73)
Net income (loss) per share—diluted	0.52		1.56		0.52		0.14	(1.72)
Depreciation, depletion and amortization	472		482		477		451	438

COMMON STOCK
Number of common shareholders (in thousands)	23,400		24,700		27,410		29,630	34,730
Weighted average number of shares outstanding:
Basic	172		183		181		192	202
Diluted	173		184		181		193	204
Cash dividends	$159		$169		$167		$178	$186
Per share:
Dividends declared	0.92		0.92		0.92		0.92	0.92
Book value	17.37		21.33		19.40		19.20	21.17

FINANCIAL POSITION
Working capital	$887		$712		$550		$988	$882
Current ratio	1.7		1.5		1.4		1.9	1.5
Property, plant, equipment and forestlands, net	$3,518		$3,790		$4,077		$4,019	$4,205
Total assets	8,455		9,837		9,285		8,908	11,646
Long-term debt, excluding current maturities	2,309		2,375		2,372		2,417	3,282
Shareholders’ equity	2,967		3,708		3,533		3,483	4,317
Debt to total capital	45%		40%		42%		41%	46%

OPERATIONS
Primary production of paper, paperboard and market pulp (tons, in thousands) [6]	3,103		3,980		3,950		3,945	6,702
New investment in property, plant, equipment and forestlands	$288		$329		$285		$265	$299
Acres of forestlands owned (in thousands) [6]	932		952		1,251		1,251	2,179
Employees (in thousands) [6]	22,000		24,000		24,000		22,200	29,400

[1]

2008 results include after-tax restructuring charges of $44 million, or $0.26 per share, and after-tax income from discontinued operations of $10 million, or $0.06 per share, related to the disposition of the company’s North Charleston, S.C. kraft paper mill and related assets.

[2]

2007 results include after-tax restructuring charges of $54 million, or $0.29 per share, after-tax one-time costs related to the company’s cost initiative of $15 million, or $0.08 per share, and after-tax gains of $155 million, or $0.84 per share, from sales of large-tract forestlands. The 2007 results also include after-tax income from discontinued operations of $19 million, or $0.11 per share, reflecting the presentation of discontinued operations pursuant to the disposition of the company’s North Charleston, S.C. kraft paper mill and related assets.

[3]

2006 results include after-tax restructuring charges of $85 million, or $0.47 per share, after-tax one-time costs related to the company’s cost initiative of $26 million, or $0.14 per share, a gain on the sale of a payable-in-kind (PIK) note of $13 million, or $0.07 per share, and an after-tax gain of $11 million, or $0.06 per share, from the sale of corporate real estate. The 2006 results also include after-tax income from discontinued operations of $12 million, or $0.07 per share, reflecting the presentation of discontinued operations pursuant to the disposition of the company’s North Charleston, S.C. kraft paper mill and related assets.

[4]

2005 results include after-tax charges of $56 million, or $0.29 per share, related to the retirement of debt, after-tax restructuring charges of $20 million, or $0.10 per share, and after-tax gains of $37 million, or $0.19 per share, from sales of forestlands. The 2005 results also include an after-tax loss from discontinued operations of $90 million, or $0.47 per share, associated with the sale of the printing and writing papers business and reflect the presentation of discontinued operations pursuant to the disposition of the company’s North Charleston, S.C. kraft paper mill and related assets.

[5]

2004 results include after-tax restructuring charges of $67 million, or $0.33 per share, and after-tax gains of $110 million, or $0.54 per share, from sales of forestlands. The 2004 results also include an after-tax loss from discontinued operations of $569 million, or $2.80 per share, associated with the sale of the printing and writing papers business and reflect the presentation of discontinued operations pursuant to the disposition of the company’s North Charleston, S.C. kraft paper mill and related assets.

[6]	Data has not been revised to exclude discontinued operations.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2008, MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”) reported net income from continuing operations of $80 million, or $0.46 per share. Net income from continuing operations includes after-tax restructuring charges of $44 million, or $0.26 per share, related to employee separation costs, asset write-downs and other restructuring actions. Restructuring charges are included in Corporate and Other for segment reporting purposes. Comparable results for prior years are noted later in this discussion.

Sales from continuing operations were $6.64 billion, up 4% from sales of $6.41 billion in 2007. During 2008, revenue growth was driven primarily from MWV’s ongoing efforts to improve pricing and product mix and from the benefit of favorable foreign currency exchange. MWV continued to generate sales momentum and improved pricing in targeted global packaging markets, including growth from new products and packaging sales from emerging markets where the company has focused much of its expansion investments in recent years.

Earnings in 2008 were adversely impacted by significant input cost inflation and reflect lower year-over-year demand in some consumer packaging markets, largely during the latter part of 2008 when the company experienced the effects of the global economic contraction. In 2008, pre-tax costs for energy, raw materials and freight were $254 million higher compared to 2007, offsetting improvements in pricing and product mix of $165 million on a continuing operations basis. In 2008, cash flow from continuing operations of $364 million was a significant source of funds for the company, driven by our continued focus of prioritizing cash generation as a key operating principle across our businesses.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million, which resulted in an after-tax gain of $8 million. For the year ended December 31, 2008, the after-tax gain as well as the after-tax operating results of the Kraft business are reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

On January 15, 2009, MWV announced that it is implementing a series of broad cost reduction actions to further reduce its corporate and business unit overhead cost structure, optimize its manufacturing footprint, and realize sourcing savings throughout its supply chain. These actions are expected to result in the elimination of about 2,000 positions, or 10% of MWV’s global workforce, and the closure or restructuring of 12 to 14 manufacturing facilities by the end of 2009. These cost management actions, which build on MWV’s recent commercial alignment improvements and are in addition to our ongoing productivity improvement initiatives, are designed to achieve $125 million in pre-tax savings in 2009, with a targeted run-rate range of $250 million to $300 million by mid-2010. In connection with these actions, we expect to incur pre-tax restructuring charges of $200 million to $250 million, of which $29 million was recorded during the fourth quarter of 2008 with the remainder expected to be recorded during 2009. The cash portion of these charges is expected to be $50 million to $60 million in 2009.

RESULTS OF OPERATIONS

The following table summarizes our results for the years ended December 31, 2008, 2007 and 2006, as reported in accordance with accounting principles generally accepted in the U.S. All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2008	2007	2006
Net sales	$6,637	$6,407	$6,050
Cost of sales	5,573	5,262	4,964
Selling, general and administrative expenses	809	870	894
Interest expense	210	205	195
Other income, net	(34)	(301)	(83)

Income from continuing operations before income taxes	79	371	80
Income tax (benefit) provision	(1)	105	(1)

Income from continuing operations	80	266	81
Income from discontinued operations, net of income taxes	10	19	12

Net income	$90	$285	$93

Net income per share – basic and diluted:
Income from continuing operations	$0.46	$1.45	$0.45
Income from discontinued operations	0.06	0.11	0.07

Net income	$0.52	$1.56	$0.52

Comparison of Years ended December 31, 2008 and 2007

Sales were $6.64 billion and $6.41 billion for the years ended December 31, 2008 and 2007, respectively. Increased sales in 2008 were driven by improved pricing and product mix and the impact of favorable foreign currency exchange, partially offset by lower volumes compared to 2007, primarily due to the effects of the global economic contraction in the second half of 2008. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $5.57 billion and $5.26 billion for the years ended December 31, 2008 and 2007, respectively. Increased cost of sales in 2008 was driven by continued significant input cost inflation, partially offset by lower volumes compared to 2007. In 2008, pre-tax input costs for energy, raw materials and freight included in cost of sales were $260 million higher compared to 2007. Restructuring charges included in cost of sales were $41 million and $57 million in 2008 and 2007, respectively.

Selling, general and administrative expenses were $809 million and $870 million, or 12.2% and 13.6% as a percentage of sales, for the years ended December 31, 2008 and 2007, respectively. Lower expense in 2008 compared to 2007 was due primarily to improved productivity, lower restructuring charges and one-time costs, and lower employee incentive compensation, partially offset by the impact of unfavorable foreign currency exchange. In 2008, improved productivity lowered selling, general and administrative expenses by $83 million compared to 2007. Restructuring charges and one-time costs included in selling, general and administrative expenses were $26 million and $48 million in 2008 and 2007, respectively.

Pension income from continuing operations was $93 million and $58 million for the years ended December 31, 2008 and 2007, respectively. For 2008, pension income includes a pre-tax curtailment gain of $11 million resulting from U.S. employee reductions associated with the company’s 2005 cost initiative. Pension income is reported in cost of sales and selling, general and administrative expenses, and is included in Corporate and Other for segment reporting purposes.

Interest expense was $210 million for the year ended December 31, 2008 and was comprised of $164 million related to bond and bank debt, $13 million related to a long-term obligation non-recourse to MWV and $33 million related to other borrowings. Interest expense was $205 million for the year ended December 31, 2007 and was comprised of $178 million related to bond and bank debt and $27 million related to other borrowings.

Other income, net was $34 million and $301 million for the years ended December 31, 2008 and 2007, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2008	2007
Gains on sales of large-tract forestlands [1]	$—	$(250)
Gains on sales of small-tract forestlands [1]	—	(24)
Gains on sales of other assets	(16)	—
Interest income	(39)	(19)
Asset impairments	—	2
Foreign currency exchange losses (gains)	23	(12)
Other, net	(2)	2

	$(34)	$(301)

[1]

In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

The company’s annual effective tax rate attributable to continuing operations was approximately (1)% and 28% for the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 compared to 2007 was primarily due to favorable settlements of certain federal tax audit issues, benefits from changes in federal tax laws and regulations, and the mix of results between the company’s domestic and foreign operations, including lower pre-tax domestic gains of $234 million from sales of forestlands in 2008 compared to 2007.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. The company is presenting the Community Development and Land Management business as a separate segment (previously included in Corporate and Other) to align segment disclosures with management’s analysis of results of operations and the process to allocate resources adopted in 2008. Results for 2007 and 2006 have been recast to reflect the new segment structure. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

Packaging Resources

	Years ended December 31,
In millions	2008	2007
Sales [1]	$2,667	$2,504
Segment profit [1,2]	195	281

[1]	Results for 2007 have been recast to exclude the discontinued operations of the Kraft business.
[2]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (“CNK”), linerboard, and packaging for consumer products including packaging for beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products and media. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Sales for the Packaging Resources segment increased to $2.67 billion in 2008 compared to $2.50 billion in 2007. Increased sales were driven by improved pricing and product mix in key paperboard grades and by volume growth in bleached board. Shipments of bleached paperboard in 2008 were 1,646,000 tons, up 5% from 2007 reflecting, in part, a shift by the company away from lower value grades. Shipments of CNK in 2008 were 1,043,000 tons, down 5% from 2007, mainly reflecting declines in beverage and general packaging grades in late 2008 as customers de-stocked inventories in response to weak economic conditions. In 2008, bleached paperboard prices were up 5% and CNK prices were up 4% compared to 2007. Sales for the company’s Brazilian packaging operation, Rigesa Ltda., increased 19% in 2008 over 2007, due primarily to continued solid demand for corrugated packaging solutions in the domestic Brazilian market.

Profit for the Packaging Resources segment decreased to $195 million in 2008 compared to $281 million in 2007, reflecting record input cost inflation offsetting improvements in pricing and product mix and higher volume. Earnings in 2008 were negatively impacted by $162 million from higher input costs for energy, raw materials and freight and $51 million from unfavorable productivity due primarily to unscheduled maintenance and hurricane-related downtime. Earnings in 2008 benefited by $98 million from improved pricing and product mix, $12 million from the impact of favorable foreign currency exchange, $8 million from higher volume and $9 million from other favorable items compared to 2007.

Consumer Solutions

	Years ended December 31,
In millions	2008	2007
Sales	$2,511	$2,431
Segment profit [1]	56	86

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment increased to $2.51 billion in 2008 compared to $2.43 billion in 2007. In 2008, higher sales were driven by growth in global beverage, home and garden and healthcare markets, and from the impact of favorable foreign currency exchange compared to 2007. These positive effects were partially offset by year-over-year volume declines in media and personal care packaging due to weakening economic conditions in the second half of 2008.

Profit for the Consumer Solutions segment decreased to $56 million in 2008 compared to $86 million in 2007. In 2008, earnings were negatively impacted by $40 million from higher input costs of energy, raw materials and freight and $9 million from other unfavorable items compared to 2007. In 2008, earnings benefited by $11 million from improved productivity, $5 million from improved pricing and product mix and $3 million from higher volume compared to 2007.

Consumer & Office Products

	Years ended December 31,
In millions	2008	2007
Sales	$1,063	$1,147
Segment profit [1]	96	139

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment decreased to $1.06 billion in 2008 compared to $1.15 billion in 2007. In 2008, volume declines across key product lines due to the weakening U.S. economy offset improvements in pricing and product mix compared to 2007, as well as higher year-over-year sales in the Brazilian school products business. This segment continues to be impacted by Asian-based imported products.

Profit for the Consumer & Office Products segment decreased to $96 million in 2008 compared to $139 million in 2007. In 2008, earnings were negatively impacted by $38 million from lower volume, $28 million from higher input costs, $5 million from the impact of unfavorable foreign currency exchange and $9 million from other unfavorable items compared to 2007. In 2008, earnings benefited by $23 million from improved productivity and $14 million from improved product mix compared to 2007.

Specialty Chemicals

	Years ended December 31,
In millions	2008	2007
Sales	$547	$494
Segment profit [1]	48	37

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment increased to $547 million in 2008 compared to $494 million in 2007. In 2008, improved pricing and product mix in most markets were partially offset by volume declines for carbon-based products due to lower automobile production volumes in North America compared to 2007, and volume declines for printing ink resins due to weakness in the publication inks industry.

Profit for the Specialty Chemicals segment increased to $48 million in 2008 compared to $37 million in 2007. In 2008, earnings benefited by $53 million from improved pricing and product mix and $8 million from other favorable items compared to 2007. In 2008, earnings were negatively impacted by $28 million from higher input costs of energy, raw materials and freight and $22 million from unfavorable productivity compared to 2007.

Community Development and Land Management

	Years ended December 31,
In millions	2008	2007
Sales [1]	$135	$87
Segment profit [1,2]	59	294

[1]

In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

[2]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

During 2008, MWV established a real estate business to maximize the value of its land holdings. As a result, the company is presenting the Community Development and Land Management business as a separate segment for the year ended December 31, 2008, which was previously included in Corporate and Other. Results prior to 2008 have been recast to conform to the new segment structure.

Profit for the Community Development and Land Management segment was $59 million for the year ended December 31, 2008 compared to $294 million for the year ended December 31, 2007. Sales were $135 million in 2008 compared to $87 million in 2007. Profit in 2007 includes pre-tax gains of $250 million related to sales of non-strategic large-tract forestlands. Profit from real estate activities related to small-tract land sales was $40 million in 2008 compared to $24 million in 2007. Profit from forestry operations and leasing activities was $19 million in 2008 compared to $20 million in 2007. The company sold approximately 21,200 small-tract acres for gross proceeds of $57 million in 2008 compared to approximately 7,900 acres for gross proceeds of $26 million in 2007. As the U.S. economy continued to weaken in 2008, the company shifted its marketing focus to smaller recreational properties primarily located in rural Alabama, Georgia and Virginia.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) improving and selling rural tracts primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, (iii) master planning select landholdings, and (iv) monetizing non-core forestlands. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

The goal of the Community Development and Land Management business is to create and manage a land portfolio capable of generating sustainable earnings and cash flow and maximizing shareholder value. To accomplish this goal, during 2008 the company evaluated its land portfolio to determine the potential maximum value for each tract and the real estate strategies for realizing those values. Based on our landholdings at December 31, 2008, management has determined that approximately 545,000 acres are most suitable for rural land sales, approximately 115,000 acres are developable and approximately 140,000 acres are strategic fiber sources for the company’s mill operations with mineral extraction potential. Current segmentation may change as a result of the company’s continuous evaluation of its landholdings for the highest and best use.

Current real estate industry conditions remain challenging due to significant credit tightening and weaker consumer spending. These factors will likely continue to influence near-term results. During this time, the company will continue to move forward with its near- and long- term real estate value creation plans, including enhancing rural land and entitling and master planning its highest potential development land.

Corporate and Other

	Years ended December 31,
In millions	2008	2007
Sales [1]	$105	$130
Corporate and Other loss [1,2]	(375)	(466)

[1]

Results for 2007 have been recast to include certain costs previously associated with the discontinued operations of the Kraft business and to conform to the new segment structure adopted in 2008 reflecting the separate presentation of the Community Development and Land Management business previously included in Corporate and Other.

[2]

Corporate and Other loss includes minority interest income and losses, restructuring charges and one-time costs, pension income, interest expense and income, and gains and losses on certain asset sales.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the Specialty Papers business. The results include income and expense items not directly associated with segment operations, such as certain legal settlements, net pension income, interest expense and income, sales of corporate real estate, restructuring charges and one-time costs and other activities.

Corporate and Other loss was $375 million in 2008 compared to a loss of $466 million in 2007. Contributing to the decreased loss in 2008 were lower restructuring charges and one-time costs of $40 million, higher pension income of $35 million, higher interest income of $20 million, a gain of $15 million from the sale of corporate real estate, and $8 million from other net favorable items, partially offset by $27 million from unfavorable foreign currency exchange compared to 2007.

Comparison of Years ended December 31, 2007 and 2006

Sales were $6.41 billion and $6.05 billion for the years ended December 31, 2007 and 2006, respectively. Increased sales in 2007 were driven by the addition of the dispensing and spraying systems business acquired in the third quarter of 2006, improved pricing and product mix and the impact of favorable foreign currency exchange, partially offset by lower volumes compared to 2006. Refer to the individual segment discussion that follows for detailed sales information for each segment.

Costs of sales were $5.26 billion and $4.96 billion for the years ended December 31, 2007 and 2006, respectively. In 2007, pre-tax input costs for energy, raw materials and freight included in cost of sales were $131 million higher compared to 2006. Restructuring charges included in cost of sales were $57 million and $53 million in 2007 and 2006, respectively.

Selling, general and administrative expenses were $870 million and $894 million, or 13.6% and 14.8% as a percentage of sales, for the years ended December 31, 2007 and 2006, respectively. Lower expense in 2007 compared to 2006 was primarily due to lower restructuring charges and one-time costs, partially offset by the impact of the addition of the dispensing and spraying systems business acquired in the third quarter of 2006 and the impact of unfavorable foreign currency exchange. Restructuring charges and one-time costs included in selling, general and administrative expenses were $48 million in 2007 compared to $102 million in 2006.

Pension income from continuing operations was $58 million and $54 million for the years ended December 31, 2007 and 2006, respectively. Pension income is reported in cost of sales and selling, general and administrative expenses, and is included in Corporate and Other for segment reporting purposes.

Interest expense was $205 million for the year ended December 31, 2007 and was comprised of $178 million related to bond and bank debt and $27 million related to other borrowings. Interest expense was $195 million for the year ended December 31, 2006 and was comprised of $176 million related to bond and bank debt and $19 million related to other borrowings.

Other income, net was $301 million and $83 million for the years ended December 31, 2007 and 2006, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2007	2006
Gains on sales of large-tract forestlands	$(250)	$—
Gains on sales of small-tract forestlands	(24)	(29)
Gains on sales of other assets	—	(29)
Gain on sale of PIK note	—	(21)
Interest income	(19)	(20)
Asset impairments	2	20
Foreign currency exchange gains	(12)	(1)
Other, net	2	(3)

	$(301)	$(83)

The company’s annual effective tax rate from continuing operations was approximately 28% and (2)% for the years ended December 31, 2007 and 2006, respectively. The increase in the rate in 2007 compared to 2006 was primarily due to a shift in the level and mix of domestic versus foreign earnings, including pre-tax domestic gains from sales of forestlands of $274 million in 2007 compared to $29 million in 2006.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and Corporate and Other.

Packaging Resources

	Years ended December 31,
In millions	2007	2006
Sales [1]	$2,504	$2,455
Segment profit [1,2]	281	244

[1]	Results for 2007 and 2006 have been recast to exclude the discontinued operations of the Kraft business.
[2]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

Sales for the Packaging Resources segment increased to $2.50 billion in 2007 compared to $2.46 billion in 2006. Increased sales were driven by improved pricing and product mix, the impact of favorable foreign currency exchange and strengthened demand in key products. Shipments of bleached paperboard in 2007 were 1,575,000 tons, down 4% from 2006 reflecting, in part, a shift by the company away from lower value grades. Shipments of CNK in 2007 were 1,096,000 tons, down 3% from 2006, with declines in beverage sales partially offset by higher sales of general packaging grades. In 2007, bleached paperboard prices were up 4% and CNK prices were up 6% compared to 2006. Sales for the company’s Brazilian packaging operation, Rigesa Ltda., increased 20% in 2007 over 2006 driven by higher volume and the impact of favorable foreign currency exchange, partially offset by lower pricing.

Profit for the Packaging Resources segment increased to $281 million in 2007 compared to $244 million in 2006. Earnings in 2007 benefited by $65 million from improved pricing and product mix, $45 million from improved productivity and $9 million from the impact of favorable foreign currency exchange compared to 2006. Earnings in 2007 were negatively impacted by $66 million from higher input costs for energy, raw materials and freight, $6 million from volume declines and $10 million from higher other costs compared to 2006.

Consumer Solutions

	Years ended December 31,
In millions	2007	2006
Sales	$2,431	$2,170
Segment profit [1]	86	93

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

Sales for the Consumer Solutions segment increased to $2.43 billion in 2007 compared to $2.17 billion in 2006. In 2007, sales improved in our beverage and healthcare businesses and benefited from the addition of the dispensing and spraying systems business acquired in the third quarter of 2006 and the impact of favorable foreign currency exchange. These positive effects were partially offset by decreased sales in the media business due to market-related declines.

Profit for the Consumer Solutions segment decreased to $86 million in 2007 compared to $93 million in 2006. In 2007, earnings were negatively impacted by $26 million from higher input costs for energy, raw materials and freight, $23 million from volume declines and $8 million from lower pricing compared to 2006. In 2007, earnings benefited by $27 million from the impact of favorable foreign currency exchange and earnings from the dispensing and spraying systems business acquired in the third quarter of 2006, $20 million from improved productivity and $3 million from lower other costs compared to 2006.

Consumer & Office Products

	Years ended December 31,
In millions	2007	2006
Sales	$1,147	$1,143
Segment profit [1]	139	127

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

Sales for the Consumer & Office Products segment increased to $1.15 billion in 2007 compared to $1.14 billion in 2006. In 2007, solid performance in the segment’s value-added branded consumer product lines, improved overall product mix, the impact of favorable foreign currency exchange and solid performance in the Brazilian school products business were partially offset by lower volumes compared to 2006.

Profit for the Consumer & Office Products segment increased to $139 million in 2007 compared to $127 million in 2006. In 2007, earnings were positively impacted by $43 million from improved product mix, $5 million from improved productivity and $4 million from other favorable items, partially offset by higher input costs of $22 million and volume declines of $18 million compared to 2006. The effect of improved product mix associated with the segment’s emphasis on proprietary, branded products was partially offset by lower basic product volume during 2007.

Specialty Chemicals

	Years ended December 31,
In millions	2007	2006
Sales	$494	$493
Segment profit [1]	37	51

[1]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

Sales for the Specialty Chemicals segment increased to $494 million in 2007 compared to $493 million in 2006. In 2007, improved pricing in most markets was offset by volume declines for carbon-based products due to lower automobile production volumes in North America compared to 2006, and volume declines for printing ink resins due to weakness in the publication inks industry.

Profit for the Specialty Chemicals segment decreased to $37 million in 2007 compared to $51 million in 2006. In 2007, decreased earnings reflect higher input costs of energy, raw materials and freight of $25 million, volume declines of $11 million and other unfavorable items of $11 million, partially offset by improved pricing and product mix of $33 million compared to 2006.

Community Development and Land Management

	Years ended December 31,
In millions	2007	2006
Sales [1]	$87	$106
Segment profit [1,2]	294	53

[1]	Gains from sales of forestlands in 2007 and 2006 are included in segment profit and in other income, net in the consolidated statements of operations.
[2]

Segment profit is measured as results before restructuring charges and one-time costs, pension income, interest expense and income, income taxes, minority interest income and losses and discontinued operations.

Profit for the Community Development and Land Management segment was $294 million for the year ended December 31, 2007 compared to $53 million for the year ended December 31, 2006. Sales were $87 million in 2007 compared to $106 million in 2006 and were primarily related to forestry operations and leasing activities. Profit in 2007 includes pre-tax gains of $250 million related to sales of non-strategic large-tract forestlands. Profit from real estate activities related to small-tract land sales was $24 million in 2007 compared to $29 million in 2006. Profit from forestry operations and leasing activities was $20 million in 2007 compared to $24 million in 2006. The company sold approximately 7,900 small-tract acres for gross proceeds of $26 million in 2007 compared to approximately 7,700 acres for gross proceeds of $30 million in 2006.

Corporate and Other

	Years ended December 31,
In millions	2007	2006
Sales [1]	$130	$130
Corporate and Other loss [1,2]	(466)	(488)

[1]

Results for 2007 and 2006 have been recast to include certain costs previously associated with the discontinued operations of the Kraft business and to conform to the new segment structure adopted in 2008 reflecting the separate presentation of the Community Development and Land Management business previously included in Corporate and Other.

[2]

Corporate and Other loss includes minority interest income and losses, restructuring charges and one-time costs, pension income, interest expense and income, and gains and losses on certain asset sales.

Corporate and Other loss was $466 million in 2007 compared to a loss of $488 million in 2006. In 2007 compared to 2006, lower restructuring charges and one-time costs of $65 million and other favorable items of $1 million were partially offset by certain items reflected in the 2006 results including a $21 million gain from the sale of a PIK note, an $18 million gain from the sale of corporate real estate and $5 million in transition services income from New Page Corporation.

OUTLOOK

2009

Overview

Given worldwide economic uncertainty, year-over-year results comparisons are difficult to predict. MWV is directly addressing the uncertain economic environment by remaining focused on the key items within its control that are expected to further strengthen the company’s financial position including:

•	vigilantly managing working capital usage;

•	reducing discretionary spending, including pay freezes for salaried employees;

•	reducing capital expenditures by narrowing investments on more immediate, high-return investments;

•	matching production with demand to reduce manufacturing cash costs, and;

•	executing the broad cost reduction actions MWV announced on January 15, 2009.

Cost management actions

On January 15, 2009, MWV announced that it is implementing a series of broad cost reduction actions to further reduce its corporate and business unit overhead cost structure, optimize its manufacturing footprint, and realize sourcing savings throughout its supply chain. These actions are expected to result in the elimination of about 2,000 positions, or 10% of MWV’s global workforce, and the closure or restructuring of 12 to 14 manufacturing facilities by the end of 2009. These cost management efforts are designed to achieve $125 million in pre-tax savings in 2009, with a targeted run-rate range of $250 million to $300 million by mid-2010. In connection with these actions, we expect to incur pre-tax restructuring charges of $200 million to $250 million, of which $29 million was recorded during the fourth quarter of 2008 with the remainder to be recorded during 2009. The cash portion of these charges is expected to be $50 million to $60 million in 2009.

Other items

Capital spending was $288 million in 2008 and is expected to be about $250 million in 2009. Depreciation, depletion and amortization expense was $472 million in 2008 and is expected to be about $450 million in 2009.

Interest expense was $210 million in 2008 and is expected to be $200 million to $210 million in 2009.

Management currently estimates pension income in 2009 to be about $60 million before the impact, if any, of a curtailment gain or loss due to a plan re-measurement from actions under the 2008 strategic cost management initiative. In addition, the company’s U.S. qualified retirement plans remain over-funded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Recent developments in global credit markets have not had a material impact on the company’s investments and credit facilities. In addition, these developments have not had a material impact on the company’s relationships with its current vendors and customers. Management will continue to monitor potential changes in the credit market and related markets which may have an impact on its businesses.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section later in this document.

LIQUIDITY AND CAPITAL RESOURCES

In response to current economic uncertainty and to enhance MWV’s liquidity, we have prioritized cash generation as a key operating principle across our businesses. We are aggressively managing working capital usage and matching production to market demand, as well as suspending all non-critical capital projects and limiting discretionary spending. Cash and cash equivalents were $549 million at December 31, 2008 compared to $245 million at December 31, 2007. The credit quality of our portfolio of short-term investments remains appropriate with the majority of the company’s cash and cash equivalents invested in U.S. government securities.

Cash flow from operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2009. Capital spending is expected to be about $250 million in 2009, down from $288 million in 2008, and will be primarily allocated to productivity improvement initiatives and to safety and environmental compliance programs. In addition, the company’s U.S. qualified retirement plans remain over-funded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

MWV currently has $950 million of undrawn committed credit facilities. We continuously monitor the credit quality of our credit facility banks, insurance providers and derivative contract counter-parties, in addition to our customers and key suppliers. The company has taken and will take further actions as necessary to mitigate any impact to its liquidity position; however, we cannot predict with any certainty the impact to the company of any further disruption in global credit markets.

Operating activities

Cash provided by operating activities from continuing operations was $364 million in 2008, compared to $574 million in 2007 and $523 million in 2006. The decrease in operating cash flow in 2008 compared to 2007 and 2006 was primarily attributable to lower earnings. Cash generated from year-over-year working capital improvements was $24 million, $128 million and $138 million in 2008, 2007 and 2006, respectively. See Note Q of Notes to Financial Statements included in Part II, Item 8 for information related to changes in working capital. Cash provided by operating activities from discontinued operations related to the Kraft business was $12 million, $67 million and $44 million in 2008, 2007 and 2006, respectively.

Investing activities

Cash used in investing activities from continuing operations was $264 million in 2008, compared to $227 million in 2007 and $744 million in 2006. Proceeds from dispositions of assets generated $67 million in 2008, compared to $182 million in 2007 and $165 million in 2006. Capital spending from continuing operations totaled $288 million in 2008, compared to $329 million in 2007 and $285 million in 2006. Payments for acquired businesses, net of cash acquired and transaction costs, were $18 million in 2008, compared to $52 million in 2007 and $714 million in 2006. During 2008, we purchased Oracle Packaging to expand the company’s leadership position in North American beverage packaging, and we jointly acquired International Labs, a pharmaceutical packaging company, with India-based Bilcare Ltd. During 2007, we acquired two manufacturers of high-quality, innovative dispensing and sprayer systems to strengthen our primary packaging offerings. During 2006, we acquired Saint-Gobain Calmar, a leading global manufacturer of high-quality and innovative dispensing and spraying systems, with manufacturing facilities in North America, Europe, Latin America and Asia. See related discussion in Note P of Notes to Financial Statements included in Part II, Item 8. Proceeds of the sale of a debt security generated $109 million in 2006.

Cash provided by investing activities from discontinued operations was $456 million in 2008, compared to cash used in investing activities from discontinued operations of $9 million in 2007 and $17 million in 2006. The increase in cash provided by investing activities from discontinued operations in 2008 compared to 2007 and 2006 was attributable to net cash proceeds of $466 million from the sale of the Kraft business, net of its capital expenditures and other cash outflows of $10 million.

Financing activities

Cash used in financing activities from continuing operations was $200 million in 2008, compared to cash used in financing activities from continuing operations of $332 million in 2007 and cash provided by financing activities from continuing operations of $41 million in 2006. In 2008, net cash used in financing activities from continuing operations was driven by dividend payments of $159 million, long-term debt payments of $36 million and other uses of funds of $13 million, offset in part by proceeds from other sources of funds of $8 million. Cash used in financing activities from discontinued operations was $7 million and $6 million in 2007 and 2006, respectively. There was no cash flow from financing activities attributable to discontinued operations in 2008.

The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MWV) to total capitalization (including deferred income tax liabilities) to 55% (as of December 31, 2008, the company’s total debt to total capitalization as defined above was approximately 41%) as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at December 31, 2008 and 2007. In addition, the company has a $200 million secured revolving credit facility that expires in May 2009, which includes an option to extend for an additional period of up to one year if specified conditions are satisfied. Borrowings under this facility are secured by a portion of the company’s trade receivables and bear interest at LIBOR plus a margin. The secured revolving credit facility was undrawn at December 31, 2008 and 2007. We continue to monitor the credit quality of our liquidity providers by evaluating credit ratings and credit default swap levels. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The percentage of total debt to total capitalization for MWV was 45% at December 31, 2008 and 40% at December 31, 2007.

During 2008, MWV terminated its entire portfolio of interest rate swaps on its fixed-rate debt to mitigate any counter-party credit risk and to realize its net favorable hedge positions at that time. As a result, all of the company’s long-term debt is at fixed rates. As a result of the swap terminations, the company realized $20 million in net cash proceeds, which are included in cash flows from operations in the consolidated statements of cash flows.

The company’s Board of Directors declared dividends of $0.92 per share, paying a total of $159 million, $169 million and $167 million of dividends to shareholders for the years ended December 31, 2008, 2007 and 2006, respectively. On January 26, 2009, the company’s Board of Directors declared a regular quarterly dividend of $0.23 per common share.

Proceeds from the issuance of common stock and exercises of stock options were $162 million and $53 million for the years ended December 31, 2007 and 2006, respectively. Proceeds from the issuance of common stock and exercises of stock options were less than $1 million in 2008.

In 2007, the company entered into an accelerated share repurchase program with a financial institution counterparty to purchase $400 million of the company’s common stock. This program was funded by proceeds from sales of forestlands that closed in 2007. Pursuant to this program, the company received and retired 14.0 million shares. Under a separate share repurchase program, the company repurchased 2.6 million shares for $86 million in 2007. In 2006, the company repurchased and retired 1.3 million shares related to an obligation under a share put option to the former owner of a subsidiary. The cash impact of this transaction was $47 million. The 1.3 million shares repurchased under the put option were not a reduction of the share repurchases authorized by the Board of Directors in 2005.

In 2007, the company received an installment note in the amount of $398 million (the “Timber Note”) as part of the consideration for the sale of certain large-tract forestlands. The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of

MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. For further discussion related to this transaction, see Note D of Notes to Financial Statements included in Part II, Item 8.

In May of 2008, Moody’s Investors Service lowered MeadWestvaco’s senior unsecured debt ratings to Ba1 from Baa3 with a stable outlook. In August of 2008, Standard and Poor’s Ratings Services revised its outlook on MeadWestvaco to negative from stable, lowered the company’s short-term credit rating to A-3 from A-2 and affirmed the company’s BBB long-term credit rating. These rating changes did not have a material financial impact to the company in 2008 and are not expected to have a material financial impact to the company in 2009.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, and raw materials and freight, increased significantly in 2008 and 2007. The increase in these costs affected many of the company’s businesses. During 2008, the pre-tax input cost of energy, raw materials and freight attributable to continuing operations was $254 million higher than in 2007. During 2007, the pre-tax input cost of energy, raw materials and freight attributable to continuing operations was $131 million higher than in 2006.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $13 million and $32 million in environmental capital expenditures in 2009 and 2010, respectively. Approximately $16 million was spent on environmental capital projects in 2008.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2008, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2008, there were approximately 591 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2008, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2008, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in the Notes to Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The company has included in the disclosure below all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the definition of purchase obligations above.

	Payments due by period
In millions	Total	Less than 1 year 2009	1-3 years 2010 and 2011	3-5 years 2012 and 2013	More than 5 years 2014 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$2,249	$86	$31	$676	$1,456
Interest on debt(1)	2,363	167	324	242	1,630
Capital lease obligations(2)	364	13	23	20	308
Operating leases	462	58	114	69	221
Purchase obligations	995	549	195	136	115
Other long-term obligations(3) (4)	626	71	157	138	260

Total	$7,059	$944	$844	$1,281	$3,990

(1)	Amounts are based on weighted-average interest rate of 7.6% for 2009. The weighted-average interest rate for years 2010 and thereafter is 7.7%.
(2)	Amounts include both principal and interest payments.
(3)	Total excludes a $338 million liability that is non-recourse to MeadWestvaco. See related discussion in Note D of Notes to Financial Statements included in Part II, Item 8.
(4)

Total excludes $127 million of unrecognized tax benefits and $43 million of related accrued interest and penalties due to the uncertainty of timing of payment. See Note N of Notes to Financial Statements included in Part II, Item 8 for additional information.

SIGNIFICANT TRANSACTIONS

Discontinued operations

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after-tax). For 2008, the after-tax gain on sale as well as the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

Income from discontinued operations was $10 million, or $0.06 per share, for 2008, $19 million, or $0.11 per share, for 2007, and $12 million, or $0.07 per share, for 2006. Refer to Note P of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion of the sale of the Kraft business and discontinued operations treatment.

Restructuring charges

Year ended December 31, 2008

During 2005, the company launched a cost initiative to improve the efficiency of its business model. The goal of this initiative was to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis. The company completed this program in December 2008, achieving estimated cumulative savings of about $190 million. In January 2009, the company announced a series of broad cost reduction actions including further reducing corporate and business unit overhead expense and closing or restructuring certain manufacturing locations. Restructuring costs incurred during 2008 were pursuant to both the 2005 cost initiative and the 2008 strategic cost management initiative.

For the year ended December 31, 2008, the company incurred pre-tax charges of $69 million in connection with employee separation costs, asset write-downs and other restructuring actions of which $41 million, $26 million and $2 million was recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. In the fourth quarter of 2008, the company incurred pre-tax charges of $51 million of which $33 million and $18 million was recorded within cost of sales, and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes. The following table and discussion present additional detail of the 2008 charges:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$30	$14	$44
Consumer & Office Products	6	2	8
Packaging Resources	2	2	4
Specialty Chemicals	1	3	4
All other	5	4	9

	$44	$25	$69

In millions	Employee costs	Asset write-downs and other costs	Total
2005 cost initiative	$19	$21	$40
2008 strategic cost management initiative	25	4	29

	$44	$25	$69

Consumer Solutions:

During the year ended December 31, 2008, the Consumer Solutions segment incurred charges of $44 million for employee separation costs, asset write-downs and other restructuring actions in connection with its packaging converting operations in the U.S. and Europe. These charges include employee separation costs of $30 million related to approximately 1,260 employees. The affected employees will separate from the company by December 31, 2009. The remaining $14 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the year ended December 31, 2008, the Consumer & Office Products segment incurred charges of $8 million for employee separation costs, asset write-downs and other restructuring actions in connection with its operations in the U.S. These charges include employee separation costs of $6 million related to approximately 390 employees. The affected employees will separate from the company by December 31, 2009. The remaining $2 million was related to asset write-downs and other restructuring actions.

Packaging Resources:

During the year ended December 31, 2008, the Packaging Resources segment incurred charges of $4 million for employee separation costs, asset write-downs and other restructuring actions in connection with its manufacturing operations in the U.S. These charges include employee separation costs of $2 million related to approximately 35 employees. The affected employees will separate from the company by December 31, 2009. The remaining $2 million was related to asset write-downs and other restructuring actions.

Specialty Chemicals:

During the year ended December 31, 2008, the Specialty Chemicals segment incurred charges of $4 million for employee separation costs, asset write-downs and other restructuring actions in connection with its manufacturing operations in the U.S. These charges include employee separation costs of $1 million related to approximately 20 employees. The affected employees will separate from the company by December 31, 2009. The remaining $3 million was related to asset write-downs and other restructuring actions.

All other:

During the year ended December 31, 2008, the company incurred charges of $9 million for employee separation costs, asset write-downs and other restructuring actions. These charges include employee separation costs of $5 million related to approximately 180 employees. The affected employees will separate from the company by December 31, 2009. The remaining $4 million was related to asset write-downs and other restructuring actions.

Year ended December 31, 2007

For the year ended December 31, 2007, the company recorded pre-tax charges of $85 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $57 million, $24 million and $4 million was recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $23 million was related to the Consumer Solutions segment, $5 million was related to the Consumer & Office Products segment, $2 million was related to the Packaging Resources segment, and $55 million was attributed to Corporate and Other. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 240 employees. As of December 31, 2008, actions related to employee separation costs were substantially paid. Charges attributed to Corporate and Other include $42 million in connection with asset write-downs and facility closure costs in connection with the company’s Specialty Papers business.

Year ended December 31, 2006

For the year ended December 31, 2006, the company recorded pre-tax charges of $133 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $53 million, $60 million and $20 million was recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $27 million was related to the Packaging Resources segment, $30 million was related to the Consumer Solutions segment and $8 million was related to the Consumer & Office Products segment. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 1,340 employees. As of December 31, 2007, actions related to employee separation costs were substantially paid. In addition, $68 million was related to Corporate and Other of which $49 million was in connection with asset write-downs and other restructuring actions associated with ceased-use facilities and asset impairments.

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements included in Part II, Item 8. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management believes the accounting policies discussed below represent those accounting policies requiring the exercise of judgment where a different set of judgments could result in the greatest changes to reported results. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

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

In 2008, the company recorded pre-tax pension income from continuing operations of $93 million, compared to $58 million in 2007 and $54 million in 2006. The company currently estimates overall pre-tax pension income, before curtailments, in 2009 will decrease by approximately $20 million, primarily reflecting a change in the investment return assumption. The estimate assumes a long-term rate of return on plan assets of 8.0%, and a discount rate of 6.25%. The company determined the discount rate by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. Previously, the company referenced indices for long-term, high quality bonds, ensuring that the durations of those indices were not materially different from the durations of the plans’ liabilities, or if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2009 would change by approximately $16 million. Similarly, if the discount rate were to change by 0.5%, annual pension income would change by approximately $0.3 million.

At December 31, 2008, the aggregate value of pension fund assets had decreased to $3.1 billion from $3.5 billion at December 31, 2007, reflecting overall unfavorable equity and fixed income market performance during 2008. For further details regarding pension fund assets, see Note K of Notes to Financial Statements included in Part II, Item 8.

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

Impairment of long-lived assets: We review long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to carrying value to determine whether impairment exists. For an asset that is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change.

As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets in the fourth quarter of 2008, there was no indication of impairment.

Goodwill: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. We review the recorded value of our goodwill annually in the fourth quarter or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. As with our review of impairment of tangible and intangible assets, we employ significant assumptions in assessing goodwill for impairment. An income approach is generally used to determine the fair values of our reporting units.

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although our fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future, particularly for the reporting units included in the Consumer Solutions segment. The following assumptions are key to our income approach:

•

Business projections – Projections are based on three-year forecasts that are developed internally by management for use in managing the business that are updated quarterly and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of planned restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

•

Growth rates – A growth rate is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the three-year forecast period.

•

Discount rates – Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected for the reporting units are based on existing conditions within the respective markets and reflect appropriate adjustments for potential risk premiums in those markets as well as appropriate weighting of the market cost of equity versus debt, which is developed with the assistance of external financial advisors.

•	Tax rates – Tax rates are based on estimates of the tax rates in the respective primary markets and geographic areas in which the reporting units operate.

Based on our annual review of the recorded value of goodwill during the fourth quarter of 2008, there was no indication of impairment. Holding other valuation assumptions constant, it would take a downward shift in operating profits of more than approximately 20% across all periods from projected levels before the fair values of the reporting units included in the Consumer Solutions segment would be below the respective carrying values, thereby triggering the requirement to perform further analysis which may indicate potential goodwill impairment. At December 31, 2008, goodwill allocated to the reporting units included in the Consumer Solutions segment was $556 million.

During the latter part of the fourth quarter of 2008 and continuing into 2009, the market price of our common stock has been subject to substantial volatility. While we considered the company’s recent market capitalization decline below its book value, we determined it was not a triggering event at year end and therefore no interim goodwill impairment test was performed. The continuation of our stock price trading below book value per share, adverse changes in expected operating results of our reporting units, or significant unfavorable changes in other economic factors may require us to reassess goodwill for potential impairment prior to the annual evaluation in the fourth quarter of 2009. Although a potential non-cash impairment charge could have a material adverse affect on the company’s consolidated statement of operations and balance sheet, it would not have an adverse affect on our overall compliance with the covenants of our bond indentures and debt agreements.

Revenue recognition: We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is to be applied prospectively as of the beginning of the year in which it is initially applied. As permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), for which the date of adoption was January 1, 2008. The partial adoption of SFAS No. 157 did not have a material effect on the company’s 2008 consolidated financial statements and the full adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial statements.

The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at fair value as of December 31, 2008. The measurements of fair value are made on a recurring basis.

In millions	December 31, 2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
Derivatives-liabilities	$(21)	$—	$(21)	$—
Cash equivalents	381	381	—	—

Total	$360	$381	$(21)	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”) . This Statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This Statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The company did not exercise the fair value option available under SFAS 159, and therefore the adoption of SFAS 159 did not have an effect on the company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on the company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on the company’s consolidated financial statements.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets,(“FSP No. FAS 132(R)-1”) which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 requires disclosures that provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP No. 132(R)-1 is effective for years ending after December 15, 2009 and adoption is not expected to have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2008 that had or are expected to have a material impact on the company’s financial position or results of operations.

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in this Annual Report on Form 10-K and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rates

The company has developed a targeted mix of fixed-rate and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. Due to market conditions in the latter part of 2008, the company took a more conservative interest rate position and terminated its interest-rate swaps on its fixed-rate debt. As a result, at December 31, 2008 there were no outstanding interest-rate swap agreements.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 34% of its 2008 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes intercompany sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s domestic operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2008 and 2007, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note G of Notes to Financial Statements included in Part II, Item 8 for related discussion.

The company also issues intercompany loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2008, a 10% adverse change in currency rates would have about a $25 million effect on the company’s results.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note N to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007. As discussed in Note K to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Richmond, Virginia
February 24, 2009

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2008	2007	2006
Net sales	$6,637	$6,407	$6,050

Cost of sales	5,573	5,262	4,964
Selling, general and administrative expenses	809	870	894
Interest expense	210	205	195
Other income, net	(34)	(301)	(83)

Income from continuing operations before income taxes	79	371	80
Income tax (benefit) provision	(1)	105	(1)

Income from continuing operations	80	266	81
Income from discontinued operations, net of income taxes	10	19	12

Net income	$90	$285	$93

Net income per share – basic and diluted:
Income from continuing operations	$0.46	$1.45	$0.45
Income from discontinued operations	0.06	0.11	0.07

Net income	$0.52	$1.56	$0.52

Shares used to compute net income per share:
Basic	172.3	182.6	180.8
Diluted	172.7	183.6	181.2

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2008	2007
ASSETS
Cash and cash equivalents	$549	$245
Accounts receivable, net	799	975
Inventories	695	745
Other current assets	118	122
Current assets of discontinued operations	—	80

Current assets	2,161	2,167

Property, plant, equipment and forestlands, net	3,518	3,790

Prepaid pension asset	634	1,214
Goodwill	805	840
Other assets	1,337	1,404
Non-current assets of discontinued operations	—	422

	$8,455	$9,837

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable	$567	$622
Accrued expenses	618	720
Notes payable and current maturities of long-term debt	89	68
Current liabilities of discontinued operations	—	45

Current liabilities	1,274	1,455

Long-term debt	2,309	2,375
Other long-term obligations	986	1,056
Deferred income taxes	919	1,227
Non-current liabilities of discontinued operations	—	16

Commitments and Contingencies

Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2008 – 170,813,516 (2007 – 173,839,186)	2	2
Additional paid-in capital	3,108	3,080
Retained earnings	207	276
Accumulated other comprehensive (loss) income	(350)	350

	2,967	3,708

	$8,455	$9,837

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive (loss) income	Total shareholders’ equity
Balance at December 31, 2005	181.4	$2	$3,294	$243	$(56)	$3,483
Comprehensive income:
Net income	—	—	—	93	—	93
Foreign currency translation	—	—	—	—	109	109
Minimum pension liability adjustment	—	—	—	—	(7)	(7)
Unrealized loss on derivative instruments, net instruments, net	—	—	—	—	(5)	(5)
Unrealized gain on investment in debt security, net	—	—	—	—	9	9

Comprehensive income						199

Adoption of FASB Statement No. 158	—	—	—	—	(57)	(57)
Tax benefit on nonqualified stock options	—	—	2	—	—	2
Cash dividends	—	—	—	(167)	—	(167)
Foreign operations concurrent reporting	—	—	—	(1)	—	(1)
Share-based employee compensation	—	—	21	—	—	21
Share put option	(1.3)	—	—	—	—	—
Exercise of stock options	2.0	—	53	—	—	53

Balance at December 31, 2006	182.1	2	3,370	168	(7)	3,533
Comprehensive income:
Net income	—	—	—	285	—	285
Foreign currency translation	—	—	—	—	187	187
Adjustments related to pension and other benefit plans	—	—	—	—	171	171
Unrealized loss on derivative instruments, net	—	—	—	—	(1)	(1)
Adoption of FASB Interpretation No. 48	—	—	—	(8)	—	(8)

Comprehensive income						634

Tax benefit on nonqualified stock options	—	—	8	—	—	8
Cash dividends	—	—	—	(169)	—	(169)
Stock repurchased	(13.7)	—	(486)	—	—	(486)
Share-based employee compensation	—	—	26	—	—	26
Exercise of stock options	5.4	—	162	—	—	162

Balance at December 31, 2007	173.8	2	3,080	276	350	3,708
Comprehensive loss:
Net income	—	—	—	90	—	90
Foreign currency translation	—	—	—	—	(251)	(251)
Adjustments related to pension and other benefit plans	—	—	—	—	(441)	(441)
Unrealized loss on derivative instruments, net	—	—	—	—	(8)	(8)

Comprehensive loss						(610)

Cash dividends	—	—	—	(159)	—	(159)
Stock repurchased	(3.0)	—	—	—	—
Share-based employee compensation	—	—	28	—	—	28

Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$2,967

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2008	2007	2006
Cash flows from operating activities
Net income	$90	$285	$93
Discontinued operations	(10)	(19)	(12)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	472	482	477
Deferred income taxes	(92)	(8)	(52)
Gains on sales of assets	(13)	(270)	(60)
Gain on sale of a debt security	—	—	(21)
Pension income	(93)	(58)	(54)
Impairment of long-lived assets	16	46	43
Changes in working capital, excluding the effects of acquisitions and dispositions	24	128	138
Other, net	(30)	(12)	(29)

Net cash provided by operating activities of continuing operations	364	574	523
Discontinued operations	12	67	44

Net cash provided by operating activities	376	641	567

Cash flows from investing activities
Additions to property, plant and equipment	(288)	(329)	(285)
Payments for acquired businesses, net of cash acquired	(18)	(52)	(714)
Proceeds from sale of a debt security	—	—	109
Proceeds from dispositions of assets	67	182	165
Contributions to joint ventures	(15)	(13)	—
Other	(10)	(15)	(19)
Discontinued operations	456	(9)	(17)

Net cash provided by (used in) investing activities	192	(236)	(761)

Cash flows from financing activities
Proceeds from issuance of long-term debt	3	12	7
Proceeds from secured borrowing (non-recourse to MeadWestvaco)	—	338	—
Notes payable and other short-term borrowings, net	(11)	(128)	148
Repayment of long-term debt	(36)	(43)	4
Stock repurchases	—	(486)	(47)
Dividends paid	(159)	(169)	(167)
Changes in book overdrafts	(2)	(21)	43
Proceeds from issuance of common stock and exercises of stock options	—	162	53
Other financing activities	5	3	—
Discontinued operations	—	(7)	(6)

Net cash (used in) provided by financing activities	(200)	(339)	35

Effect of exchange rate changes on cash	(64)	23	18

Increase (decrease) in cash and cash equivalents	304	89	(141)

Cash and cash equivalents:
At beginning of period	245	156	297

At end of period	$549	$245	$156

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies

Basis of consolidation and preparation of financial statements: The consolidated financial statements include all majority-owned or controlled entities of MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), and all significant intercompany transactions are eliminated. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Estimates and assumptions: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Translation of foreign currencies: The local currency is the functional currency for substantially all of the company’s significant operations outside the U.S . The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in accumulated other comprehensive income or loss in the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during the period.

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

Property, plant, equipment and forestlands: Owned assets are recorded at cost. Also included in the cost of these assets is interest on funds borrowed during the construction period. When assets are sold, retired or disposed of, their cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in cost of sales. Gains and losses on sales of corporate real estate are recorded in other income, net. Costs of renewals and betterments of properties are capitalized; costs of maintenance and repairs are charged to expense. Costs of reforestation of forestlands are capitalized. Reforestation costs include the costs of seedlings, site preparation, planting of seedlings and early-stage fertilization.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of long-lived assets: The company periodically evaluates whether current events or circumstances indicate that the carrying value of its long-lived assets, including intangible assets with finite lives, to be held and used may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to carrying value to determine whether impairment exists.

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

As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets in the fourth quarter of 2008, there was no indication of impairment.

Goodwill: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with SFAS No. 142, the company reviews the recorded value of goodwill at least annually in the fourth quarter, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step is to measure the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Goodwill has been allocated to the company’s respective reporting units based on its nature and synergies expected to be achieved. The fair value of each reporting unit is estimated primarily using an income approach, specifically the discounted cash flow method.

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although the fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. The following assumptions are key to the company’s income approach:

•

Business projections – Projections are based on three-year forecasts that are developed internally by management for use in managing the business that are updated quarterly and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of planned restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

•

Growth rates – A growth rate is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the three-year forecast period.

•

Discount rates – Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected for the reporting units are based on existing conditions within the respective markets and reflect appropriate adjustments for potential risk premiums in those markets as well as appropriate weighting of the market cost of equity versus debt, which is developed with the assistance of external financial advisors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Tax rates – Tax rates are based on estimates of the tax rates in the respective primary markets and geographic areas in which the reporting units operate.

Based on management’s annual evaluation of the recorded value of goodwill during the fourth quarter of 2008, there was no indication of impairment. However, changes to any of the above assumptions could lead to impairment of goodwill in the future. See Note C and Note P for further information.

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

Financial instruments: The company utilizes well-defined financial derivatives in the normal course of its operations as a means to manage some of its interest rate, foreign currency and commodity risks. All derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at fair value. The fair value estimates are based on relevant market information, including market rates and prices. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges are recognized in earnings. If a derivative is not designated as a qualifying hedge, changes in the fair value are recognized in earnings. See Note G for further information.

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

Asset retirement obligations: The company has certain conditional and unconditional asset retirement obligations associated with owned or leased property, plant and equipment, including surface impoundments, asbestos, and water supply wells. The company records a liability for the fair value of an asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. Management does not have sufficient information to estimate the fair value of certain obligations, primarily associated with surface impoundments and asbestos, because the settlement date or range of potential settlement dates have not been specified and information is not available to apply expected present value techniques. Subsequent to initial measurement, the company recognizes changes in the amounts of the obligations, as necessary, resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

Shipping and handling costs: Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Research and development: Included in cost of sales and selling, general and administrative expense are expenditures for research and development of $61 million, $62 million and $63 million for the years ended December 31, 2008, 2007 and 2006, respectively, which were expensed as incurred.

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

Share-based compensation: The company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method. The cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123R was not material to the consolidated financial statements. Under this Statement in the year of adoption, pre-tax compensation expense for the year ended December 31, 2006 was $21 million. The incremental impact of adopting this Statement was a reduction to net income of $6 million, or $0.03 per share, for the year ended December 31, 2006.

The company records compensation expense for graded and cliff vesting awards on a straight-line basis over the vesting period, which is generally three years. The company uses the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting. Substantially all compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. For stock-settled awards, the company issues previously authorized new shares. See Note J for further detail on share-based compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For the years ended December 31, 2008, 2007, and 2006, 9.0 million, 2.1 million and 12.4 million equity awards, respectively, were excluded from the calculation of weighted average shares outstanding, as the exercise price per share was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant.

Discontinued operations: Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2008 presentation of discontinued operations for the company’s North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”), previously included in the Packaging Resources segment. On July 1, 2008, the company completed the sale of the Kraft business for net cash proceeds of $466 million. See Note P for additional information.

New accounting standards

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is to be applied prospectively as of the beginning of the year in which it is initially applied. As permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company deferred the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities until January 1, 2009, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually), for which the date of adoption was January 1, 2008. The partial adoption of SFAS No. 157 did not have a material effect on the company’s 2008 consolidated financial statements and the full adoption of SFAS No. 157 is not expected to have a material effect on the company’s consolidated financial statements.

The following information is presented for financial assets and financial liabilities which are recorded in the consolidated balance sheet at fair value as of December 31, 2008. The measurements of fair value are made on a recurring basis.

In millions	December 31, 2008	Level 1 (1)	Level 2 (2)	Level 3 (3)
Derivatives-liabilities	$(21)	$—	$(21)	$—
Cash equivalents	381	381	—	—

Total	$360	$381	$(21)	$—

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits an entity to measure certain financial assets and financial liabilities at fair value, which would result in the reporting of unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions, as long as it is applied to the instrument in its entirety. The Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of an entity’s election on its earnings, but does not eliminate the disclosure requirements of other accounting standards. This Statement will be effective as of the beginning of the first fiscal year that begins after November 15, 2007, and is to be applied prospectively as of the beginning of the year in which it is initially applied. The company did not exercise the fair value option available under SFAS 159, and therefore the adoption of SFAS 159 did not have an effect on the company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material effect on the company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 is not expected to have a material effect on the company’s consolidated financial statements.

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

In December 2008, the FASB issued Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, (“FSP No. FAS 132(R)-1”) which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 requires disclosures that provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP No. 132(R)-1 is effective for years ending after December 15, 2009 and adoption is not expected to have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2008 that had or are expected to have a material impact on the company’s financial position or results of operations.

A. Current assets

Cash equivalents of $381 million and $57 million at December 31, 2008 and 2007, respectively, are valued at cost, which approximates fair value. Trade receivables have been reduced by an allowance for doubtful accounts of $19 million and $18 million at December 31, 2008 and 2007, respectively. Receivables also include $60 million and $65 million from sources other than trade at December 31, 2008 and 2007, respectively. Inventories at December 31, 2008 and 2007 are comprised of:

	December 31,
In millions	2008	2007
Raw materials	$174	$179
Production materials, stores and supplies	90	97
Finished and in-process goods	431	469

	$695	$745

Approximately 58% and 57% of inventories at December 31, 2008 and 2007, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $841 million and $882 million at December 31, 2008 and 2007, respectively. The effects of LIFO layer decrements were not significant to the company’s results of operations for the years ended December 31, 2008, 2007 and 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Property, plant, equipment and forestlands

Depreciation and depletion expense was $381 million, $392 million and $394 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Property, plant, equipment and forestlands consisted of the following:

	December 31,
In millions	2008	2007
Land and land improvements	$254	$265
Buildings	846	806
Machinery and other	5,519	5,414

	6,619	6,485
Less: accumulated depreciation	(3,478)	(3,118)

	3,141	3,367
Forestlands	245	247
Construction in progress	132	176

	$3,518	$3,790

C. Goodwill and other intangible assets

At December 31, 2008, goodwill allocated to each of the company’s business segments was $68 million to Packaging Resources, $556 million to Consumer Solutions, $172 million to Consumer & Office Products and $9 million to Specialty Chemicals. At December 31, 2007, goodwill allocated to each of the company’s business segments was $68 million to Packaging Resources, $573 million to Consumer Solutions, $190 million to Consumer & Office Products and $9 million to Specialty Chemicals.

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

In millions	2008	2007
Beginning balance	$840	$851
Acquired goodwill[1]	—	24
Adjustments[2]	(35)	(35)

Ending balance	$805	$840

[1]	Represents goodwill associated with certain acquisitions included in the Consumer Solutions segment. See Note P for discussion of acquired goodwill.
[2]	Represents adjustments to tax contingencies, foreign currency translation and certain purchase price allocations.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2008		December 31, 2007
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$203	$80	$212	$67
Customer contracts and lists	301	64	293	62
Patents	63	37	73	38
Other – primarily licensing rights	44	31	29	19

	$611	$212	$607	$186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the company’s acquisition of Saint-Gobain Calmar in 2006, the company acquired indefinite-lived intangible assets which had net book values of $96 million and $97 million at December 31, 2008 and 2007, respectively, with the year-over-year change reflecting the impact of foreign currency exchange. See Note P for further discussion.

The company recorded amortization expense of $42 million, $43 million and $37 million for the years ending December 31, 2008, 2007 and 2006, respectively, relating to intangible assets subject to amortization. Intangible assets subject to amortization are amortized over their estimated useful lives which range from 3 to 21 years. Intangible assets that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for impairment.

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: 2009 -$42 million, 2010 -$40 million, 2011 -$37 million, 2012 -$36 million, and 2013 -$36 million.

D. Other assets

Other assets consisted of the following:

	December 31,
In millions	2008	2007
Identifiable intangible assets	$495	$518
Restricted asset [1]	398	398
Cash surrender value of life insurance, net of borrowings	144	193
Capitalized software, net	66	63
Equipment leased to customers, net	81	102
Other	153	130

	$1,337	$1,404

[1]

As part of the consideration for the sale of certain large-tract forestlands in 2007, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London Interbank Offered Rate (“LIBOR”). In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands.

Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. The $338 million non-recourse liability is included in other long-term obligations in the consolidated balance sheet at December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

E. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
In millions	2008	2007
Accounts payable:
Trade	$503	$556
Other	64	66

	$567	$622

Accrued expenses:
Taxes, other than income	$33	$34
Interest	62	66
Payroll and employee benefit costs	197	253
Accrued rebates and allowances	73	106
Environmental and litigation	28	27
Income taxes payable	69	79
Freight	10	11
Restructuring charges	44	29
Other	102	115

	$618	$720

F. Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consisted of the following:

	December 31,
In millions	2008	2007
Short-term bank loans	$31	$45
Other short-term borrowings	3	2
Current maturities of long-term debt and capital lease obligations	55	21

	$89	$68

MeadWestvaco has a $750 million bank credit agreement that matures on December 1, 2010. Borrowings under the agreement can be unsecured domestic or eurodollar notes at rates approximating prime or LIBOR at the company’s option. The $750 million credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MeadWestvaco) to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2008. The credit facility was undrawn at December 31, 2008 and 2007.

During 2008, the company entered into a one-year term $200 million secured revolving credit facility with a third-party financial institution, which includes an option to extend the term for an additional period of up to one year if specified conditions are satisfied. Proceeds from the revolver are available for working capital and other general corporate purposes. Borrowings under this facility are secured by a portion of the company’s trade receivables and bear interest at LIBOR plus a margin. The secured revolving credit facility was undrawn at December 31, 2008.

During 2007, the company obtained access to certain uncommitted credit lines. Short-term borrowings under these agreements at December 31, 2008 and 2007 were $31 million and $45 million, respectively. Interest rates for these agreements ranged from 2.8% to 7.2% and 5.3% to 7.3% for the years ended December 31, 2008 and 2007, respectively. Other short-term borrowings of $3 million and $2 million at December 31, 2008 and 2007, respectively, are related to certain foreign operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The maximum amounts of combined commercial paper borrowings outstanding during the years ended December 31, 2008 and 2007 were $82 million and $279 million, respectively. The average amounts of commercial paper borrowings outstanding during the years ended December 31, 2008 and 2007 were $13 million and $118 million, respectively, with an average interest rate of 3.6 % and 5.4%, respectively. There were no commercial paper borrowings outstanding at December 31, 2008 and 2007.

Long-term debt consisted of the following:

	December 31,
In millions	2008	2007
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,181	$1,181
Notes, rates from 6.85% to 7.10%, due 2009-2012	697	696
Sinking fund debentures, rates from 7.50% to 7.65%, due 2010-2027	270	299
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 6.35%, due 2035	51	51
Industrial Development Revenue Bonds, rate 6.10%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	5	8
Other long-term debt	67	68

	2,364	2,396
Less: amounts due within one year	(55)	(21)

Long-term debt	$2,309	$2,375

As of December 31, 2008, outstanding debt maturing in the next five years is as follows: 2009 – $86 million, 2010 – $16 million, 2011 – $15 million, 2012 – $648 million, and 2013 – $28 million.

As of December 31, 2008, capital lease obligations maturing in the next five years are as follows: 2009 – $3 million, 2010 – $2 million, 2011 – $0 million, 2012 – $0 million, and 2013 – $0 million.

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.9% for 2008 and 8.7% for 2007. The weighted average interest rate on the company’s variable-rate long-term debt was 3.5 % for 2008 and 5.3% for 2007. The percentage of debt to total capital was 44.7 % at December 31, 2008, and 39.7 % at December 31, 2007.

At December 31, 2008, the book value of financial instruments included in long-term debt was $2.3 billion and the fair value was estimated to be $1.8 billion. At December 31, 2007, the book value of financial instruments included in long-term debt was $2.4 billion and the fair value was estimated to be $2.5 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

G. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with interest rate, foreign currency exchange rate and natural gas price fluctuations. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $16 million and $3 million in 2009 and 2010, respectively. As of December 31, 2008, the maximum remaining term of existing hedges was less than two years. For the years ended December 31, 2008, 2007 and 2006, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Natural gas hedging activities in accumulated other comprehensive (loss) income, net of tax:

In millions	2008	2007	2006
Balance at January 1	$(1)	$(3)	$—
Net losses associated with current period hedging transactions	(11)	(1)	(4)
Reclassified to earnings due to realized hedge losses	1	3	1

Balance at December 31	$(11)	$(1)	$(3)

Interest rate risk

The company has developed a targeted mix of fixed-rate and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. During 2008, the company terminated its interest-rate swaps on its fixed-rate debt to mitigate any counterparty credit risk and realized approximately $20 million in net cash proceeds, which will be recognized as a reduction to interest expense over the remaining term of the respective debt instruments. As a result, at December 31, 2008 there were no outstanding interest-rate swaps. During 2007, the company participated in interest-rate swap agreements designated as fair-value hedges of certain fixed-rate borrowings. At December 31, 2007 the notional amount of swapped debt was $525 million and the fair value of the swaps was $16 million. The maturity dates on these swaps match the maturity dates of the underlying debt. For the year ended December 31, 2007, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. For these fair value hedges, the changes in the fair value of both the hedge instruments and the hedged items are recorded in interest expense.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with certain short-term foreign intercompany loans, some foreign currency sales and purchases of its international operations, and some foreign sales of its U.S. operations. Using such forward contracts, the company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the company’s cash flows. For foreign currency forward contracts that are designated as cash flow hedges under SFAS No. 133, realized gains and losses are recorded in net sales in the consolidated statements of operations. For foreign currency forward contracts not designated as hedging instruments under SFAS No.133, realized gains and losses are recorded in other income, net in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The forward contracts related to certain intercompany loans are short term in duration and are not designated as hedging instruments under SFAS No. 133. Information about these forward contracts is presented below:

	December 31,
In millions	2008	2007
Notional amount of foreign currency forward contracts	$170	$115
Fair value of foreign currency forward contracts	(2)	(1)

Other forward contracts, which are for terms of up to one year, are designated as cash-flow hedges under SFAS No. 133. The notional amount of those forward contracts was $78 million and $150 million at December 31, 2008 and 2007, respectively. The estimated pre-tax loss to be recognized in earnings in 2009 is not expected to be significant. For the years ended December 31, 2008, 2007 and 2006, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency hedging activities in accumulated other comprehensive (loss) income, net of tax:

In millions	2008	2007	2006
Balance at January 1	$(3)	$—	$2
Net losses associated with current period hedging transactions:	—	(7)	(3)
Reclassified to earnings due to realized hedge losses	3	4	1

Balance at December 31	$—	$(3)	$—

H. Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2008 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2009	$58	$13
2010	66	12
2011	48	11
2012	39	10
2013	30	10
Later years	221	308

Minimum lease payments	$462	364

Less: amount representing interest		215

Capital lease obligations		$149

Rental expense under operating leases was $88 million, $82 million and $77 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I. Shareholders’ equity

The value included in common stock at December 31, 2008 and 2007 reflects the outstanding shares of common stock at $0.01 par value per share.

On November 20, 2007, the company entered into an accelerated share repurchase agreement with a financial institution counterparty (the “Counterparty”) to purchase $400 million of MeadWestvaco’s common stock. This program was funded by proceeds from sales of forestlands that closed in 2007. On November 21, 2007 and December 14, 2007, the Counterparty delivered 10 million shares and 1.1 million shares, respectively. Upon the conclusion of the program on June 19, 2008, the company received and retired another 2,933,369 shares resulting in a total number of shares of 14,029,157 received and retired at a volume weighted average price of $28.51 per share. The purchased shares through December 31, 2007 were retired and recorded as a $400 million reduction to additional paid-in capital in the consolidated balance sheet pursuant to regulations of the State of Delaware, the state of incorporation of MeadWestvaco, and the approval by the company’s Board of Directors.

In October of 2005, the company’s Board of Directors authorized the future purchase of up to 5 million shares of MeadWestvaco’s common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The number of shares available for purchase under this program at December 31, 2008 was 2.1 million.

The cumulative components at year end of accumulated other comprehensive (loss) income for 2008 and 2007 are as follows:

	December 31,
In millions	2008	2007
Foreign currency translation	$6	$257
Adjustments related to pension and other benefit plans	(344)	97
Unrealized loss on derivative instruments	(12)	(4)

	$(350)	$350

At December 31, 2008, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $0.92 per share in each of the years ended December 31, 2008, 2007 and 2006. Dividends paid were $159 million, $169 million and $167 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

J. Share-based compensation

The company adopted SFAS No. 123R as of January 1, 2006 using the modified prospective method. The cumulative effect of a change in accounting principle associated with the adoption of SFAS No. 123R was not material to the consolidated financial statements. Under this Statement in the year of adoption, pre-tax compensation expense for the year ended December 31, 2006 was $21 million. The incremental impact of adopting this Statement was a reduction to net income of $6 million, or $0.03 per share, for the year ended December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the company’s shareholders. At December 31, 2008, MeadWestvaco had five such plans under which share-based awards are available for grant. Initially, there was an aggregate of 28 million shares reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to key employees. For all of the employee plans, there were approximately 7 million shares available for grant at December 31, 2008. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without SARs or limited SARs, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of SARs is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to 500,000 shares to outside directors in the form of stock options or restricted stock units. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2008, 2007 and 2006, the total annual grants consisted of 32,153, 29,241, and 25,558 restricted stock units, respectively, for non-employee directors. There were 264,085 shares remaining for grant under this plan at December 31, 2008.

Stock options and stock appreciation rights

The company estimates the fair value of its stock option and SAR awards granted after January 1, 2006, using a lattice-based option valuation model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options and SARs. Expected volatilities are based on the historical and implied volatility of the company’s stock. The company uses historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options and SARs granted is derived from the output of the valuation model and represents the period of time that options and SARs granted are expected to be outstanding. The company measures compensation expense related to the SARs at the end of each period.

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2008	2007	2006
Weighted average fair value of stock options granted during the period	$6.67	$9.01	$7.64
Weighted average fair value of SARs granted during the period	6.46	8.07	7.06
Expected dividend yield for stock options	3.39%	2.86%	3.27%
Expected dividend yield for SARs	3.38%	2.98%	3.38%
Expected volatility	29.00%	28.00%	28.00%
Average risk-free interest rate for stock options	3.02%	4.83%	4.71%
Average risk-free interest rate for SARs	2.50%	4.72%	4.78%
Average expected term for stock options and SARs (in years)	7.4	7.4	8.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2006	15,013	$29.27	227	$28.75
Granted	1,050	28.13	309	27.46
Exercised	(2,096)	26.90	(2)	25.51		$4.9
Cancelled	(972)	30.21	(44)	29.28

Outstanding at December 31, 2006	12,995	29.49	490	29.55
Granted	1,138	32.21	84	32.11
Exercised	(5,540)	29.42	(33)	27.14		21.9
Cancelled	(653)	31.61	(45)	29.20

Outstanding at December 31, 2007	7,940	29.75	496	28.91		18.7
Granted	1,758	27.18	113	27.20
Exercised	(8)	24.00	—	—		—
Cancelled	(894)	30.79	(73)	28.52

Outstanding at December 31, 2008	8,796	29.16	536	28.62	5.2 years	—
Exercisable at December 31, 2008	6,180	29.14	325	28.62	3.6 years	—
Exercisable at December 31, 2007	5,982	29.70	214	28.88	3.5 years	15.6

At December 31, 2008, there was approximately $12 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.7 years. Pre-tax compensation expense for stock options and SARs was $5 million, $11 million and $10 million for 2008, 2007 and 2006, respectively, and the tax benefit associated with this expense was $1 million in 2008 and $4 million in both 2007 and 2006.

Total cash received from the exercise of share-based awards in 2008 was not significant.

Restricted stock and restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock and restricted stock units vest over a three-year period. Awards granted in 2008, 2007 and 2006 consisted of both service and performance vesting restricted stock units. Under the employee plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital, revenue from new products, total procurement savings and reduction in selling, general and administrative expenses. The fair value of each share of restricted stock and restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period. Performance-based awards granted to employees in 2008, 2007 and 2006 were 616,320, 510,000 and 510,170, respectively. None of these grants were vested at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock and restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2006	599	$29.00
Granted	851	28.03
Forfeited	(77)	27.70
Released	(40)	28.74

Outstanding at December 31, 2006	1,333	28.88
Granted	909	28.96
Forfeited	(117)	29.77
Released	(223)	27.43

Outstanding at December 31, 2007	1,902	30.41
Granted	1,021	26.84
Forfeited	(183)	29.37
Released	(237)	30.23

Outstanding at December 31, 2008	2,503	29.51

At December 31, 2008, there was approximately $30 million of unrecognized pre-tax compensation cost related to non-vested restricted stock and restricted stock units, respectively, which is expected to be recognized over a weighted-average period of 1.3 years. Pre-tax compensation expense for restricted stock and restricted stock units was $22 million, $15 million and $11 million for 2008, 2007 and 2006, respectively, and the tax benefit associated with this expense was $7 million, $5 million and $4 million, respectively. Dividends, which are payable in stock, accrue on the restricted stock unit grants and are subject to the same terms as the original grants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2006, the Board of Directors approved the creation of a cash balance formula within the Company’s existing retirement plans for salaried and non-bargained hourly employees. The formula provides cash balance credits at the rate of 4%-8% of eligible earnings, depending upon age and years of service points, with interest credited annually at the 30-year Treasury rate. Effective July 1, 2006, all U.S. Calmar employees began accruing cash balance credits under this new formula. Effective January 1, 2007, all newly hired U.S. employees began accruing benefits under this new formula. Effective January 1, 2008, all U.S. employees age 40 and over at that time were provided the opportunity to make a one-time choice between the existing final average pay and cash balance formulas and all U.S. employees less than age 40 at that time began accruing cash balance credits under this formula. The adoption of this change reduced retirement plan liabilities by $25 million as of December 31, 2006 and increased net periodic pension income by $1 million and $10 million in 2006 and 2007, respectively.

Net periodic pension income relating to employee retirement benefits was $91 million, $54 million and $49 million for the years ended December 31, 2008, 2007 and 2006, respectively. As a result of restructuring activities and in accordance with the provisions of SFAS No. 88 , Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, a curtailment gain of $11 million was recorded in 2008 and termination benefits of $1 million were recorded in 2006. No such items were incurred during 2007. Net periodic pension income reflects cumulative favorable investment returns on plan assets. Prior service cost and actuarial gains and losses subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 10 years.

In July, 2008, the company completed the sale of its Kraft business. The components of net pension income, as presented in the table below for 2008, 2007 and 2006 were not adjusted for discontinued operations resulting from the sale. Net pension income from continuing operations was $93 million, $58 million and $54 million in 2008, 2007 and 2006, respectively.

	Years ended December 31,
In millions	2008	2007	2006
Service cost-benefits earned during the period	$44	$53	$59
Interest cost on projected benefit obligation	152	147	142
Expected return on plan assets	(283)	(265)	(262)
Amortization of prior service cost	6	6	7
Amortization of net actuarial loss	1	5	4

Pension income before settlements, curtailments and termination benefits	(80)	(54)	(50)
Curtailments	(11)	—	—
Termination benefits	—	—	1

Net periodic pension income	$(91)	$(54)	$(49)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:

	2008	2007
Net actuarial (gain) loss	$687	$(260)
Amortization of net actuarial loss	(1)	(5)
Amortization of prior service cost	(6)	(6)
Curtailments	8	—

Total recognized in other comprehensive (loss) income	$688	$(271)

Total recognized in net periodic pension income and other comprehensive (loss) income	$597	$(325)

The estimated net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost in 2009 is $2 million and $6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The components of net postretirement benefits cost for each of the periods presented are as follows:

	Years ended December 31,
In millions	2008	2007	2006
Service cost-benefits earned during the period	$3	$3	$3
Interest cost	7	7	8
Net amortization	(1)	(1)	(1)

Net periodic postretirement benefits cost	$9	$9	$10

The components of other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:

	2008	2007
Net actuarial gain	$(3)	$—
Net amortization	1	1

Total recognized in other comprehensive (loss) income	$(2)	$1

Total recognized in net periodic postretirement benefits cost and other comprehensive (loss) income	$7	$10

The estimated net actuarial gain and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost in 2009 is $2 million, allocated equally between components.

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2008 and 2007, based on a measurement date of December 31 for each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2008	2007	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of period	$2,324	$2,438	$188	$201	$124	$131
Service cost	40	47	4	6	3	3
Interest cost	142	136	10	11	7	7
Actuarial loss (gain)	56	(136)	6	(28)	(3)	(1)
Plan amendments	2	—	—	—	—	—
Foreign currency exchange rate changes	—	—	(18)	7	—	1
Employee contributions	—	—	—	—	14	15
Termination benefit costs	9	16	—	—	—	—
Settlements	—	—	—	(1)	—	—
Curtailments	(2)	—	—	—	—
Benefits paid (including termination benefits)	(167)	(177)	(10)	(8)	(29)	(32)

Benefit obligation at end of year	$2,404	$2,324	$180	$188	$116	$124

Change in plan assets:
Fair value of plan assets at beginning of period	$3,538	$3,358	$69	$60	$—	$—
Actual return on plan assets	(333)	357	(6)	3	—	—
Company contributions	—	—	12	11	15	17
Foreign currency exchange rate changes	—	—	(16)	4	—	—
Employee contributions	—	—	—	—	14	15
Settlements	—	—	—	(1)	—	—
Benefits paid (including termination benefits)	(167)	(177)	(10)	(8)	(29)	(32)

Fair value of plan assets at end of year	$3,038	$3,538	$49	$69	$—	$—

Over (under) funded status at end of year	$634	$1,214	$(131)	$(119)	$(116)	$(124)

Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid pension asset	$634	$1,214	$—	$—	$—	$—
Current liabilities	—	—	(6)	(6)	(14)	(15)
Noncurrent liabilities	—	—	(125)	(113)	(102)	(109)

Total net pension asset (liability)	$634	$1,214	$(131)	$(119)	$(116)	$(124)

Amounts recognized in accumulated other comprehensive (loss) income (pre-tax) consist of:
Net actuarial loss (gain)	$516	$(159)	$34	$20	$(18)	$(15)
Prior service cost (benefit)	36	38	(2)	(3)	(31)	(32)

Total recognized in accumulated other comprehensive (loss) income	$552	$(121)	$32	$17	$(49)	$(47)

The accumulated benefit obligation for all defined benefit plans was $2.49 billion and $2.70 billion at December 31, 2008 and 2007, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2008	2007
Projected benefit obligation	$148	$165
Accumulated benefit obligation	130	156
Fair value of plan assets	16	47

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2008	2007
Retirement benefits:
Discount rate	6.25%	6.22%
Rate of compensation increase	3.98%	3.97%

Postretirement benefits:
Discount rate	6.26%	6.23%
Healthcare cost increase	7.99%	8.48%
Prescription drug cost increase	9.47%	10.21%

The weighted average assumptions used to determine net periodic pension cost and net postretirement benefits cost for the years presented:

	Years ended December 31,
	2008	2007	2006
Retirement benefits:
Discount rate	6.35%	5.71%	5.48%
Rate of compensation increase	3.97%	3.97%	3.99%
Expected return on plan assets	8.47%	8.46%	8.47%

Postretirement benefits:
Discount rate	6.23%	5.74%	5.50%
Healthcare cost increase	8.48%	8.97%	10.00%
Prescription drug cost increase	10.21%	12.92%	14.00%

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

The company determined the discount rates for 2008 and 2007 by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled. For 2006, the company referenced indices for long-term, high quality bonds, ensuring that the durations of those indices were not materially different from the duration of the plans’ liabilities, or if different, that adjusting the discount rate would not have produced results that were materially different from using a common discount rate for all of its plans.

The annual rate of increase in healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2018 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2008 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2008 by $0.5 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2008 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2008 by $0.5 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $28 million, $30 million and $28 million for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2008 and 2007, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long-term rate of return
		2008	2007	2008
Asset category:
Equity securities	40%	38%	45%	10.1%
Debt securities	50%	56%	51%	6.3%
Real estate and private equity	10%	6%	4%	12.5%

Total	100%	100%	100%

The MeadWestvaco Master Retirement Trust maintains a well-diversified investment program through both the long-term allocation of trust fund assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Active management of assets is used in asset classes and strategies where there is the potential to add value over a benchmark. The long-term trust fund asset allocation policy emphasizes protecting the plans’ funded status. The equity class of securities is expected to provide the long-term growth necessary to cover the growth of the plans’ obligations. The policy may also allocate funds to other asset classes that serve to enhance long-term, risk-adjusted return expectations. Long-duration fixed income securities and interest rate swaps are used to better match the interest rate sensitivity of plan assets and liabilities. As a result, when interest rates fell during 2008, the value of the swap agreements increased. At December 31, 2008, the portfolio was hedged at approximately 100% of the value of the plans’ accumulated benefit obligation. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. A portion of the overall result will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans. The tabular percentages above exclude the market value of the interest rate hedge used in rebalancing the asset allocation targets.

Cash flows

Contributions:

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $3 million to the funded non-U.S. pension plans in 2009.

The company expects to pay $20 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2009. The table below presents estimated future benefits payments, substantially all of which are expected to be funded from plan assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated future benefit payments:

In millions	Retirement benefits	Postretirement benefits before Medicare Part D subsidy	Medicare Part D subsidy
2009	$155	$15	$(1)
2010	166	15	(1)
2011	165	15	(1)
2012	179	14	(1)
2013	178	13	(1)
2014 – 2018	995	54	(3)

Postemployment benefits

MeadWestvaco provides limited postemployment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

L. Restructuring charges

Year ended December 31, 2008

During 2005, the company launched a cost initiative to improve the efficiency of its business model. The goal of this initiative was to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis. In January 2009, the company announced a series of broad cost reduction actions including further reducing corporate and business unit overhead expense and closing or restructuring certain manufacturing locations. Restructuring costs incurred during 2008 were pursuant to both the 2005 cost initiative and the 2008 strategic cost management initiative.

For the year ended December 31, 2008, the company incurred pre-tax charges of $69 million in connection with employee separation costs, asset write-downs and other restructuring actions of which $41 million, $26 million and $2 million was recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. In the fourth quarter of 2008, the company incurred pre-tax charges of $51 million of which $33 million and $18 million was recorded within cost of sales, and selling, general and administrative expenses, respectively. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes. The following table and discussion present additional detail of the 2008 charges:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$30	$14	$44
Consumer & Office Products	6	2	8
Packaging Resources	2	2	4
Specialty Chemicals	1	3	4
All other	5	4	9

	$44	$25	$69

In millions	Employee costs	Asset write-downs and other costs	Total
2005 cost initiative	$19	$21	$40
2008 strategic cost management initiative	25	4	29

	$44	$25	$69

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Solutions:

During the year ended December 31, 2008, the Consumer Solutions segment incurred charges of $44 million for employee separation costs, asset write-downs and other restructuring actions in connection with its packaging converting operations in the U.S. and Europe. These charges include employee separation costs of $30 million related to approximately 1,260 employees. The affected employees will separate from the company by December 31, 2009. The remaining $14 million was related to asset write-downs and other restructuring actions.

Consumer & Office Products:

During the year ended December 31, 2008, the Consumer & Office Products segment incurred charges of $8 million for employee separation costs, asset write-downs and other restructuring actions in connection with its operations in the U.S. These charges include employee separation costs of $6 million related to approximately 390 employees. The affected employees will separate from the company by December 31, 2009. The remaining $2 million was related to asset write-downs and other restructuring actions.

Packaging Resources:

During the year ended December 31, 2008, the Packaging Resources segment incurred charges of $4 million for employee separation costs, asset write-downs and other restructuring actions in connection with its manufacturing operations in the U.S. These charges include employee separation costs of $2 million related to approximately 35 employees. The affected employees will separate from the company by December 31, 2009. The remaining $2 million was related to asset write-downs and other restructuring actions.

Specialty Chemicals:

During the year ended December 31, 2008, the Specialty Chemicals segment incurred charges of $4 million for employee separation costs, asset write-downs and other restructuring actions in connection with its manufacturing operations in the U.S. These charges include employee separation costs of $1 million related to approximately 20 employees. The affected employees will separate from the company by December 31, 2009. The remaining $3 million was related to asset write-downs and other restructuring actions.

All other:

During the year ended December 31, 2008, the company incurred charges of $9 million for employee separation costs, asset write-downs and other restructuring actions. These charges include employee separation costs of $5 million related to approximately 180 employees. The affected employees will separate from the company by December 31, 2009. The remaining $4 million was related to asset write-downs and other restructuring actions.

Year ended December 31, 2007

For the year ended December 31, 2007, the company recorded pre-tax charges of $85 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $57 million, $24 million and $4 million was recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $23 million was related to the Consumer Solutions segment, $5 million was related to the Consumer & Office Products segment, $2 million was related to the Packaging Resources segment, and $55 million was attributed to Corporate and Other. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 240 employees. As of December 31, 2008, actions related to employee separation costs were substantially paid. Charges attributed to Corporate and Other include $42 million in connection with asset write-downs and facility closure costs in connection with the company’s Specialty Papers business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year ended December 31, 2006

For the year ended December 31, 2006, the company recorded pre-tax charges of $133 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $53 million, $60 million and $20 million was recorded within cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $27 million was related to the Packaging Resources segment, $30 million was related to the Consumer Solutions segment and $8 million was related to the Consumer & Office Products segment. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 1,340 employees. As of December 31, 2007, actions related to employee separation costs were substantially paid. In addition, $68 million was related to Corporate and Other of which $49 million was in connection with asset write-downs and other restructuring actions associated with ceased-use facilities and asset impairments.

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2006 to the year ended December 31, 2008:

	Employee Costs			Other Costs			Total
In millions	2005 Cost Initiative	2008 Cost Initiative	Total	2005 Cost Initiative	2008 Cost Initiative	Total	2005 Cost Initiative	2008 Cost Initiative	Total
Balance at December 31, 2005	$7	$—	$7	$4	$—	$4	$11	$—	$11
Current charges	50	—	50	17	—	17	67	—	67
Payments	(27)	—	(27)	(6)	—	(6)	(33)	—	(33)
Acquisition reserve(1)	5	—	5	—	—	—	5	—	5

Balance at December 31, 2006	35	—	35	15	—	15	50	—	50
Current charges	19	—	19	8	—	8	27	—	27
Payments	(38)	—	(38)	(10)	—	(10)	(48)	—	(48)

Balance at December 31, 2007	16	—	16	13	—	13	29	—	29
Current charges	19	25	44	5	—	5	24	25	49
Payments	(21)	—	(21)	(13)	—	(13)	(34)	—	(34)

Balance at December 31, 2008	$14	$25	$39	$5	$—	$5	$19	$25	$44

(1)	In connection with the acquisition of Calmar, the company established a reserve under purchase accounting for restructuring actions. See Note P for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2008	2007	2006
Gains on sales of large-tract forestlands [1]	$—	$(250)	$—
Gains on sales of small-tract forestlands [1]	—	(24)	(29)
Gains on sales of other assets	(16)	—	(29)
Gain on sale of PIK note	—	—	(21)
Interest income	(39)	(19)	(20)
Asset impairments	—	2	20
Foreign currency exchange losses (gains)	23	(12)	(1)
Other, net	(2)	2	(3)

	$(34)	$(301)	$(83)

[1]

In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

N. Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2008	2007	2006
U.S. (loss) earnings	$(154)	$201	$(68)
Foreign earnings	233	170	148

	$79	$371	$80

The significant components of the income tax (benefit) provision are as follows:

	Years ended December 31,
In millions	2008	2007	2006
Current:
U.S. federal	$(3)	$43	$6
State and local	1	13	16
Foreign	52	42	39

	50	98	61

Deferred:
U.S. federal	(44)	18	(38)
State and local	—	5	(18)
Foreign	(1)	(6)	—

(Benefit) provision for deferred income taxes	(45)	17	(56)

Allocation to discontinued operations	6	10	6

Income tax (benefit) provision[1]	$(1)	$105	$(1)

[1]	Related to continuing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax (benefit) provision attributable to continuing operations:

	Years ended December 31,
In millions	2008	2007	2006
Income tax provision computed at the U.S. federal statutory rate of 35%	$28	$130	$29
State and local income taxes, net of federal benefit	6	5	(9)
Foreign income tax rate differential	(10)	(24)	(12)
Valuation allowances	(1)	3	6
Credits	(12)	(1)	(3)
Settlement of tax audits and other	(12)	(8)	(12)

Income tax (benefit) provision[1]	$(1)	$105	$(1)

Effective tax rate[1]	(0.9)%	28.2%	(1.9)%

[1]	Related to continuing operations.

The principal current and non-current deferred tax assets and liabilities were as follows:

	December 31,
In millions	2008	2007
Deferred tax assets:
Employee benefits	$157	$177
Postretirement benefit accrual	39	40
Other accruals and reserves	96	95
Net operating loss and other credit carry forwards	181	195
Other	13	6

Total deferred tax assets	486	513
Valuation allowance	(123)	(125)

Net deferred tax assets	363	388

Deferred tax liabilities:
Depreciation and depletion	(878)	(928)
Nontaxable pension asset	(243)	(456)
Amortization of identifiable intangibles	(100)	(105)
Other	(17)	(2)

Total deferred tax liabilities	(1,238)	(1,491)

Net deferred liability	$(875)	$(1,103)

Included in the balance sheet:
Current assets - deferred tax asset	$44	$124
Noncurrent net deferred tax liability	(919)	(1,227)

Net deferred liability	$(875)	$(1,103)

The company has a $2 million federal net operating loss carryover subject to certain limitations on utilization imposed by the Internal Revenue Code. In addition, the company has state and foreign tax net operating loss carryforwards which are available to reduce future taxable income in various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2008 and 2007, no deferred income taxes have been provided for the company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings, including foreign currency translation adjustments, totaled $1.51 billion and $1.35 billion for the years ended December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of FIN 48 on January 1, 2007, the company reduced opening retained earnings and goodwill in the amounts of $8 million and $39 million, respectively. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2008 and 2007 (in millions):

Balance at January 1, 2007	$186
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	32
Reductions for tax positions of prior years	(15)
Reductions for tax positions due to lapse of statute	(2)
Settlements	(64)

Balance at December 31, 2007	151
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	21
Reductions for tax positions of prior years	(24)
Reductions for tax positions due to lapse of statute	(7)
Settlements	(25)

Balance at December 31, 2008	$127

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $127 million liability for unrecognized tax benefits at December 31, 2008, $76 million could impact the annual effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s annual effective tax rate.

During 2008, the company settled audits with the Internal Revenue Service for tax years 2002-2003. The Internal Revenue Service examination for tax years 2004-2006 is open and currently is not expected to close in 2009. Management does not anticipate any potential settlement for tax years 2004-2006 to result in a material change to the company’s financial position. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may change by $27 million to $41 million during 2009.

Pursuant to agreements for the purchase of certain businesses, the company is indemnified by the sellers for tax costs and contingencies related to pre-acquisition periods for such businesses. The company estimates such pre-acquisition tax, interest and penalty costs and contingencies to be $5 million at December 31, 2008.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations, which is consistent with the recognition of these items in reporting periods prior to the adoption of FIN 48. During the years ended December 31, 2008, 2007 and 2006, the company recognized $3 million, $16 million and $10 million, respectively, in interest expense and penalties. The company accrued $43 million and $57 million for the payment of interest and penalties at December 31, 2008 and 2007, respectively.

Approximately $245 million of deferred income tax benefit and $94 million of deferred income tax expense was provided for in components of other comprehensive income (loss) during the years ended December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2008, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2008, there were approximately 591 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2008, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. Acquisitions and dispositions

2008 acquisitions

During 2008, acquisitions were made in North America and India to enhance the company’s performance chemical and consumer and office products businesses, strengthen the company’s capabilities in the pharmaceutical and beverage packaging markets, and expand the company’s presence in emerging markets. The aggregate purchase price of these acquisitions including direct transaction costs was $18 million. These acquisitions resulted in $16 million of identifiable intangible assets that will be amortized over a weighted-average amortization period of 6 years with the remainder allocated to fixed assets and working capital items. For all acquisitions, the total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed, in accordance with SFAS No. 141. The purchase price allocations associated with these acquisitions were complete at December 31, 2008. Results of operations for these acquisitions are included in the consolidated financial statements periods subsequent to their acquisition dates and are included in the Consumer & Office Products, Consumer Solutions, and Packaging Resources segments. These acquisitions did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for these acquisitions are not presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dispositions

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after-tax) in the third quarter of 2008. For 2008, the after-tax gain on sale as well as the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
In millions, except per share amounts	2008	2007	2006
Net sales	$253	$499	$480

Cost of sales	238	448	435
Selling, general and administrative expenses	6	12	11
Interest expense	7	14	16
Other expense (income), net	(14)	(4)	—

Income before income taxes	16	29	18

Income tax provision	6	10	6

Net income	$10	$19	$12

Net income per share	$0.06	$0.11	$0.07

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at December 31, 2008. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2007:

In millions	December 31, 2007
Accounts receivable, net	$34
Inventories	45
Other current assets	1

80

Property, plant, equipment, net	421
Other assets	1

422

Accounts payable	19
Accrued expenses	26

45

Other long-term liabilities	16

In connection with the sale of the Kraft business in 2008, the sale of certain large-tract landholdings in 2007 and the sale of the printing and writing papers business in 2005, the company provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications in accordance with FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which did not result in a material impact on the company’s consolidated financial statements. The total aggregate exposure to the company for these matters could be up to about $50 million; however, the company currently considers there to be a remote possibility of being required to make any payments related to these guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q. Cash flows

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2008	2007	2006
Decrease (increase) in:
Receivables	$125	$44	$(2)
Inventories	2	(39)	74
Prepaid expenses	(1)	(2)	(6)

(Decrease) increase in:
Accounts payable and accrued expenses	(99)	53	68
Income taxes payable	(3)	72	4

	$24	$128	$138

	Years ended December 31,
In millions	2008	2007	2006
Cash paid for:
Interest	$195	$205	$193
Less capitalized interest	(3)	(2)	(2)

Interest paid, net	$192	$203	$191

Income taxes paid (refunded), net	$81	$19	$(4)

In connection with the sale of certain large-tract forestlands in 2007, the company received a $398 million long-term installment note which does not require any principal payments until its maturity in May 2027. See Note B and Note D for related discussion.

R. Business segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. During 2008, MWV established a real estate business to maximize the value of its land holdings. As a result, the company is presenting the Community Development and Land Management business as a separate segment for the year ended December 31, 2008, which was previously included in Corporate and Other. This change aligns segment disclosures with management’s analysis of results of operations and the process to allocate resources adopted in the third quarter 2008. Results for 2007 and 2006 have been recast to reflect the new segment structure.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (“CNK”), linerboard, and packaging for consumer products including packaging for beverage and dairy, produce, cosmetics, tobacco, pharmaceuticals and healthcare products and media. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the beverage take-home market and packaging for the tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) improving and selling rural tracts primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, (iii) master planning select forestlands, and (iv) monetizing non-core forestlands. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

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

The segments are measured on operating profits before restructuring charges and one-time costs, interest expense and income, minority interest income and losses and income taxes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are recorded primarily at market prices.

No single customer or foreign country accounted for 10% or more of consolidated trade sales or assets in the periods presented. The below table reflects amounts on a continuing operations basis.

	Years ended December 31,
In millions	2008	2007	2006
Total sales outside of the U.S.	$2,243	$2,131	$1,842
Export sales from the U.S.	853	790	710
Long-lived assets located outside the U.S.	1,179	1,396	1,176
Long-lived assets located in the U.S.	5,115	5,852	5,647

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by business segment follows:

In millions	Trade sales	Inter-segment sales	Total sales	Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2008
Packaging Resources	$2,285	$382	$2,667	$195	$186	$2,496	$100
Consumer Solutions[1]	2,509	2	2,511	56	186	2,529	111
Consumer & Office Products	1,063	—	1,063	96	32	635	11
Specialty Chemicals	547	—	547	48	27	391	28
Community Development and Land Management[4]	128	7	135	59	10	318	5
Corporate and Other[2,3]	105	—	105	(375)	31	2,086	33

Total	6,637	391	7,028	79	472	8,455	288
Intersegment eliminations	—	(391)	(391)	—	—	—	—

Consolidated totals[7]	$6,637	$—	$6,637	$79	$472	$8,455	$288

Year ended December 31, 2007
Packaging Resources[6]	$2,134	$370	$2,504	$281	$183	$2,706	$104
Consumer Solutions[1]	2,430	1	2,431	86	180	2,742	144
Consumer & Office Products	1,147	—	1,147	139	35	803	10
Specialty Chemicals	493	1	494	37	23	371	33
Community Development and Land Management[4],6	74	13	87	294	16	287	7
Corporate and Other[2,3],6	129	1	130	(466)	45	2,426	31

Total	6,407	386	6,793	371	482	9,335	329
Assets of discontinued operations[5]	—	—	—	—	—	502	—
Intersegment eliminations	—	(386)	(386)	—	—	—	—

Consolidated totals[7]	$6,407	$—	$6,407	$371	$482	$9,837	$329

Year ended December 31, 2006
Packaging Resources[6]	$2,067	$388	$2,455	$244	$183	$2,652	$109
Consumer Solutions	2,169	1	2,170	93	160	2,571	96
Consumer & Office Products	1,143	—	1,143	127	39	824	11
Specialty Chemicals	468	25	493	51	21	342	26
Community Development and Land Management[4],6	73	33	106	53	17	517	10
Corporate and Other[2,3],6	130	—	130	(488)	57	1,842	33

Total	6,050	447	6,497	80	477	8,748	285
Assets of discontinued operations[5]	—	—	—	—	—	537	—
Intersegment eliminations	—	(447)	(447)	—	—	—	—

Consolidated totals[7]	$6,050	$—	$6,050	$80	$477	$9,285	$285

[1]	Full-years 2008 and 2007 and the third and fourth quarters of 2006 include the results of Calmar, which was acquired on July 1, 2006.
[2]	Revenue included in Corporate and Other includes specialty papers sales.
[3]	Corporate and Other includes minority interest income and losses, restructuring charges and one-time costs, pension income, interest expense and income, and gains and losses on certain asset sales.
[4]

In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

[5]	Assets of discontinued operations represent the assets of the Kraft business, which was sold on July 1, 2008.
[6]

Results for 2007 and 2006 have been recast pursuant to the discontinued operations of the Kraft business and to conform to the new segment structure adopted in 2008 reflecting the separate presentation of the Community Development and Land Management business.

[7]	Consolidated totals represent results from continuing operations, except as otherwise noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

S. Selected quarterly information (unaudited)

	Years ended December 31,
In millions, except per share data	2008[1]	2007[2]
Sales:
First	$1,518	$1,428
Second	1,709	1,580
Third	1,811	1,678
Fourth	1,599	1,721

Year	$6,637	$6,407

Gross profit:
First	$225	$228
Second	303	300
Third	321	329
Fourth	215	288

Year	$1,064	$1,145

Net income (loss):
First	$(4)	$(16)
Second	56	32
Third	54	121
Fourth	(16)	148

Year	$90	$285

Net income (loss) per common share, basic and diluted:
First	$(0.02)	$(0.09)
Second	0.33	0.17
Third	0.31	0.66
Fourth	(0.09)	0.82

[1]

First quarter 2008 results include after-tax restructuring charges of $5 million, or $0.03 per share, an after-tax gain of $6 million, or $0.04 per share, related to the recognition of a curtailment gain associated with the company’s U.S. pension plan due to employee reductions from the company’s 2005 cost initiative, and after-tax income from discontinued operations of $4 million, or $0.02 per share, related to the disposition of the Kraft business. Second quarter 2008 results include after-tax restructuring charges of $6 million, or $0.03 per share, an after-tax gain of $9 million, or $0.05 per share, related to the sale of corporate real estate, and an after-tax loss from discontinued operations of $2 million, or $0.01 per share, related to the disposition of the Kraft business. Third quarter 2008 results include after-tax income from discontinued operations of $8 million, or $0.05 per share, related to the disposition of the Kraft business. Restructuring charges were not significant to third quarter 2008 results. Fourth quarter 2008 results include after-tax restructuring charges of $33 million, or $0.19 per share.

[2]

First quarter 2007 results include after-tax restructuring charges of $10 million, or $0.05 per share, after-tax one-time costs of $3 million, or $0.02 per share, related to the company’s 2005 cost initiative, and after-tax income from discontinued operations of $7 million, or $0.04 per share, related to the disposition of the Kraft business. Second quarter 2007 results include after-tax restructuring charges of $5 million, or $0.03 per share, after-tax one-time costs of $5 million, or $0.03 per share, related to the company’s 2005 cost initiative, and after-tax income from discontinued operations of $4 million, or $0.02 per share, related to the disposition of the Kraft business. Third quarter 2007 results include an after-tax gain of $53 million, or $0.29 per share, related to a sale of non-strategic large-tract forestlands. The results for the third quarter of 2007 also include after-tax restructuring charges of $13 million, or $0.07 per share, after-tax one-time costs of $4 million, or $0.02 per share, related to the company’s 2005 cost initiative, and after-tax income from discontinued operations of $6 million, or $0.03 per share, related to the disposition of the Kraft business. Fourth quarter 2007 results include an after-tax gain of $102 million, or $0.56 per share, related to a sale of non-strategic large-tract forestlands. Fourth quarter 2007 results also include after-tax restructuring charges of $26 million, or $0.14 per share, after-tax one-time costs of $3 million, or $0.02 per share, related to the company’s 2005 cost initiative, and after-tax income from discontinued operations of $2 million, or $0.02 per share, related to the disposition of the Kraft business.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2008. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of December 31, 2008, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2009 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2009, and is incorporated herein by reference. A portion of the information required by this item for MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2009 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC or before March 27, 2009, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2009 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2009, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2009 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2009, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2009 Proxy Statement, pursuant to Regulation 14A, to be filed with the SEC on or before March 27, 2009, and is incorporated herein by reference.

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

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.2 to the company’s Form 8-K on October 23, 2008, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002, and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation (SEC file number 001-03013) and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984, and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002, and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003, and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002, and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003, and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003, and incorporated herein by reference.

4.9	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A on January 29, 2002, and incorporated herein by reference.

4.10	Amendment to Rights Agreement dated as of December 21, 2007 between Registrant and the Bank of New York filed as Exhibit 4.2 to the company’s Form 8-A/A on December 26, 2007, and incorporated herein by reference.

4.11	$1 Billion Five-Year Credit Agreement, dated as of December 1, 2004, among the Registrant, The Bank of New York, as agent, and the banks named therein, previously filed as Exhibit 10.29 to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by reference.

4.12	Amendment No. 1, dated as of December 1, 2005, to the Credit Agreement, dated as of December 1, 2004, among the Registrant, The Bank of New York, as agent, and the banks named therein, to reduce the Credit Facility from $1 billion to $750 million and to extend the maturity date to December 1, 2010, previously filed as Exhibit 99.1 on the company’s Form 8-K on December 19, 2005, and incorporated herein by reference.

10.1+	The Mead Corporation 1991 Stock Option Plan, as amended through June 24, 1999, previously filed as Exhibit 10.xxvii to the company’s Annual Report on Form 10-K for the transition period ended December 31, 2001, and incorporated herein by reference.

10.2+	The Mead Corporation (SEC file number 001-02267) 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.3+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.4+	Amendment to The Mead Corporation 1996 Stock Option Plan effective January 23, 2007, as previously filed as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.5+	1985 Supplement to The Mead Corporation Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.6+	The Mead Corporation Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.7+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002, and incorporated herein by reference.

10.8+

Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Key Trust

Company of Ohio, N.A.; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.9+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.10+	Amendment to The Mead Corporation Restricted Stock Plan effective January 23, 2007, as previously filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.11+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002, and incorporated herein by reference.

10.12+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.14+	The Mead Corporation Directors Capital Accumulation Plan as Amended and Restated effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed at Exhibit 99 to Westvaco’s Registration Statement on Form S-8 on February 28, 1995, and incorporated herein by reference.

10.16+	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.17+	Westvaco Corporation (SEC file number 001-03013) 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco’s definitive proxy statement for the 1999 Annual Meeting of Shareholders, and incorporated herein by reference.

10.18+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.19+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007, as previously filed as Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.20+*	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided.

10.21+

Amendment to MeadWestvaco Corporation Compensation Plan for Non-Employee Directors effective

January 23, 2007, as previously filed as Exhibit 10.21 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.22

Equity and Asset Purchase Agreement dated as of January 14, 2005 between the Registrant and Maple

Acquisition LLC, previously filed as Exhibit 99.1 on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.23+*	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007 and January 1, 2009.

10.24+*	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided.

10.25+*	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided.

10.26+*	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided.

10.27+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective January 23, 2007, previously filed as Exhibit 10.35 to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.

10.28+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.30+*	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors.

Westvaco Corporation Retirement Plan for Outside Directors, as previously filed as Exhibit 10.i to the company’s Annual Report on Form 10-K for the year ended October 31, 1996, and incorporated herein by reference.

10.31+*	Summary of MeadWestvaco Corporation Long-Term Incentive Plan under 2005 Performance Incentive Plan, as amended.

10.32+*	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

February 24, 2009
/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Luke, Jr.	Chairman of the Board of Directors	February 24, 2009
John A. Luke, Jr.	and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ E. Mark Rajkowski	Senior Vice President	February 24, 2009
E. Mark Rajkowski	(Chief Financial Officer)

/s/ John E. Banu	Controller	February 24, 2009
John E. Banu	(Principal Accounting Officer)

/s/ Michael E. Campbell	Director	February 24, 2009
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	February 24, 2009
Dr. Thomas W. Cole, Jr.

/s/ James G. Kaiser	Director	February 24, 2009
James G. Kaiser

/s/ Richard B. Kelson	Director	February 24, 2009
Richard B. Kelson

/s/ James M. Kilts	Director	February 24, 2009
James M. Kilts

/s/ Susan J. Kropf	Director	February 24, 2009
Susan J. Kropf

/s/ Douglas S. Luke	Director	February 24, 2009
Douglas S. Luke

/s/ Robert C. McCormack	Director	February 24, 2009
Robert C. McCormack

/s/ Timothy H. Powers	Director	February 24, 2009
Timothy H. Powers

/s/ Edward M. Straw	Director	February 24, 2009
Edward M. Straw

/s/ Jane L. Warner	Director	February 24, 2009
Jane L. Warner

EXHIBIT INDEX

10.20	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided.

10.23	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007 and January 1, 2009.

10.24	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided.

10.25	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided.

10.26	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided.

10.30	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors. Westvaco Corporation Retirement Plan for Outside Directors, as previously filed as Exhibit 10.i to the company’s Annual Report on Form 10-K for the year ended October 31, 1996, and incorporated herein by reference.

10.31	Summary of MeadWestvaco Corporation Long-Term Incentive Plan under 2005 Performance Incentive Plan, as amended.

10.32	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended.

21.	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer.

32.2	Section 1350 Certification by Chief Financial Officer.