Form 10-Q
period 2009-03-31
MEADWESTVACO Corp
filed 2009-05-08
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  YES  ☐    NO  ☒

At April 30, 2009, there were 171,096,701 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2009	2008
Net sales	$1,354	$1,518

Cost of sales	1,194	1,293
Selling, general and administrative expenses	207	201
Interest expense	52	54
Other income, net	(8)	(7)

Loss from continuing operations before income taxes	(91)	(23)

Income tax benefit	(12)	(15)

Loss from continuing operations	(79)	(8)

Income from discontinued operations, net of income taxes	—	4

Net loss attributable to the company	$(79)	$(4)

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.46)	$(0.04)
Income from discontinued operations	—	0.02

Net loss attributable to the company	$(0.46)	$(0.02)

Shares used to compute net loss per share, basic and diluted:	171.1	173.9

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$519	$549
Accounts receivable, net	616	799
Inventories	746	695
Other current assets	117	118

Current assets	1,998	2,161

Property, plant, equipment and forestlands, net	3,441	3,518
Prepaid pension asset	645	634
Goodwill	800	805
Other assets	1,256	1,337

	$8,140	$8,455

LIABILITIES AND EQUITY
Accounts payable	$547	$567
Accrued expenses	542	618
Notes payable and current maturities of long-term debt	96	89

Current liabilities	1,185	1,274

Long-term debt	2,299	2,309
Other long-term obligations	958	972
Deferred income taxes	890	919

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.01 par Shares authorized: 600,000,000 Shares issued and outstanding: 2009 – 171,094,042 (2008 – 170,813,516 )	2	2
Additional paid-in capital	3,111	3,108
Retained earnings	89	207
Accumulated other comprehensive loss	(408)	(350)

Total shareholders’ equity	2,794	2,967
Non-controlling interests	14	14

Total equity	2,808	2,981

	$8,140	$8,455

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(79)	$(4)
Discontinued operations	—	(4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	111	118
Deferred income taxes	(12)	(19)
Loss on sales of assets, net	1	—
Pension income excluding the effects of termination benefits and curtailments	(15)	(21)
Impairment of long-lived assets	50	—
Changes in working capital, excluding the effects of acquisitions and dispositions	40	(27)
Other, net	(5)	(6)

Net cash provided by operating activities from continuing operations	91	37
Discontinued operations	—	3

Net cash provided by operating activities	91	40

Cash flows from investing activities:
Capital expenditures	(45)	(64)
Proceeds from dispositions of assets	4	1
Other	(2)	(4)
Discontinued operations	—	(4)

Net cash used in investing activities	(43)	(71)

Cash flows from financing activities:
Repayment of long-term debt	(1)	(17)
Notes payable and other short-term borrowings, net	—	157
Changes in book overdrafts	(25)	14
Dividends paid	(39)	(40)
Other	(3)	—

Net cash (used in) provided by financing activities	(68)	114

Effect of exchange rate changes on cash	(10)	7

(Decrease) increase in cash and cash equivalents	(30)	90

Cash and cash equivalents:
At beginning of period	549	245

At end of period	$519	$335

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, except for the adoption of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, discussed below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

New accounting standards

On January 1, 2009, as permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all non-financial assets and non-financial liabilities. Under the transition rules provided by the FASB, the company previously adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the company’s consolidated financial statements. See Note 2 for related disclosures as required by the provisions of SFAS No. 157.

On January 1, 2009, the company adopted the provisions of Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 requires disclosures that provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP No. 132 (R)-1 is effective for years ending after December 15, 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On January 1, 2009, the company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FSP No. 141(R)-1”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. FSP No. 141(R)-1 amends the provisions of SFAS No. 141(R) related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141(R) and FSP No. 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these standards did not have an effect on the company’s consolidated financial statements for the three months ended March 31, 2009.

On January 1, 2009, the company adopted the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the company’s consolidated financial statements. See Note 9 for related disclosures as required by the provisions of SFAS No. 160.

On January 1, 2009, the company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the company’s consolidated financial statements. See Note 6 for related disclosures as required by the provisions of SFAS No. 161.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. FSP No. 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB 28-1 will not have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

2. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at March 31, 2009, measured on a recurring and non-recurring basis:

In millions	March 31, 2009	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-liabilities	$(25)	$—	$(25)	$—
Cash equivalents	335	335	—	—

Non-recurring fair value measurements:
Long-lived assets held and used	$6	$—	$—	$6
Long-lived assets held for sale	1		—	1

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets held and used with a carrying value of $55 million were written down to their estimated fair value of $6 million, resulting in an impairment charge of $49 million for the three months ended March 31, 2009. In addition, long-lived assets held for sale with a carrying value of $2 million were written down to their estimated fair value of $1 million, resulting in an impairment charge of $1 million for the three months ended March 31, 2009. A combination of a market approach based on market participant inputs and an income approach based on estimates of cash flows was used to determine the fair values of the above long-lived assets.

3. Restructuring charges

During 2005, the company launched a cost initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs.

Three months ended March 31, 2009

During the three months ended March 31, 2009, the company incurred pre-tax restructuring charges from continuing operations of $81 million related to employee separation costs, asset write-downs and other restructuring actions, of which $66 million is included in cost of sales and $15 million is included in selling, general and administrative expenses. Of this amount, $21 million related to employee separation costs and $60 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following tables and discussion present additional detail by segment and program for the three months ended March 31, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$13	$16	$29
Packaging Resources	4	-	4
Consumer & Office Products	3	-	3
All other	1	44	45

Total restructuring charges	$21	$60	$81

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$2	$2
2008 program	21	58	79

Total restructuring charges	$21	$60	$81

Consumer Solutions

During the three months ended March 31, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $13 million related to employee separation costs covering approximately 320 employees and $16 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Packaging Resources

During the three months ended March 31, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $4 million related to employee separation costs covering approximately 70 employees. The affected employees will be separated from the company by the end of 2009.

Consumer & Office Products

During the three months ended March 31, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $3 million related to employee separation costs covering approximately 150 employees. The affected employees will be separated from the company by the end of 2009.

All other

During the three months ended March 31, 2009, the company recorded additional pre-tax charges of $45 million. Of this amount, $44 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation, and $1 million related to employee separation costs covering approximately 10 employees. The affected employees will be separated from the company by the end of 2009.

Three months ended March 31, 2008

During the three months ended March 31, 2008, the company incurred pre-tax restructuring charges under its 2005 cost initiative from continuing operations of $8 million related to employee separation costs, asset-write downs and other restructuring actions, of which $4 million is included in cost of sales and $4 million is included in selling, general and administrative expenses. Of this amount, $5 million related to employee separation costs and $3 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by segment for the three months ended March 31, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$3	$1	$4
All other	2	2	4

Total restructuring charges	$5	$3	$8

Consumer Solutions

During the three months ended March 31, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation costs covering approximately 200 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2008.

All other

During the three months ended March 31, 2008, the company recorded additional pre-tax charges of $4 million. Of this amount, $2 million related to employee separation costs covering approximately 100 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2008.

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2009:

	Employee costs			Other costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2008	$14	$25	$39	$5	$—	$5	$19	$25	$44
Charges	—	21	21	—	5	5	—	26	26
Payments	(7)	(10)	(17)	(1)	(1)	(2)	(8)	(11)	(19)

Balance at March 31, 2009	$7	$36	$43	$4	$4	$8	$11	$40	$51

4. Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2009	December 31, 2008
Raw materials	$188	$174
Production materials, stores and supplies	90	90
Finished and in-process goods	468	431

	$746	$695

Property, plant and equipment is net of accumulated depreciation of $3.50 billion and $3.48 billion at March 31, 2009 and December 31, 2008, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

	March 31, 2009		December 31, 2008
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$203	$83	$203	$80
Customer contracts and lists	289	63	301	64
Patents	60	37	63	37
Other – primarily licensing rights	43	30	44	31

	$595	$213	$611	$212

Included in other assets are indefinite-lived intangible assets with carrying values of $95 million and $96 million at March 31, 2009 and December 31, 2008, respectively.

The company recorded amortization expense for intangible assets subject to amortization of $10 million and $11 million for the three months ended March 31, 2009 and 2008, respectively. Based on the March 31, 2009 carrying values of intangible assets subject to amortization, estimated amortization expense for 2009 and each of the succeeding five years is as follows: 2009 – $41 million; 2010 – $40 million; 2011 – $37 million; 2012 – $36 million; 2013 – $36 million; and 2014 – $31 million.

6. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with natural gas price fluctuations, foreign currency exchange rates and interest rates. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of nonperformance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched exposures.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), all derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair value. The fair value estimates are based on relevant market information, including market rates and prices. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in earnings when the hedged item affects earnings. For a derivative designated as a fair value hedge, changes in fair value of both the derivative and the hedged item are recognized in earnings. Changes in the fair value of a derivative not designated as a qualifying hedge are recognized in earnings.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive loss was not significant for the three months ending March 31, 2009 and 2008. The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Liabilities
		Fair value [1]
In millions	Classification	March 31, 2009	December 31, 2008
Derivatives designated as hedges:
Natural gas	Accounts payable	$(20)	$(15)
Natural gas	Other long-term obligations	(2)	(3)
Foreign currency	Accounts payable	(1)	(1)

		(23)	(19)

Derivatives not designated as hedges:
Foreign currency	Accounts payable	(2)	(2)

Total derivatives		$(25)	$(21)

[1]	Fair values of derivative instruments are also disclosed in Note 2.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at March 31, 2009 and December 31, 2008 was $49 million and $61 million, respectively, and hedged consumption of 6 million and 7 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $19 million during the next twelve months. As of March 31, 2009, the maximum remaining term of existing hedges was 2 years. For the three months ended March 31, 2009 and 2008, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with certain short-term foreign inter-company loans, some foreign currency sales and purchases of its international operations, and some foreign sales of its U.S. operations. Using such forward contracts, the company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the company’s cash flows.

The forward contracts related to certain inter-company loans are short term in duration and are not designated as hedging instruments under SFAS No. 133. The notional amount of these foreign currency forward contracts was $223 million and $170 million at March 31, 2009 and December 31, 2008, respectively. Gains and losses related to these forward contracts are included in other income, net.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other forward contracts, which are for terms of up to one year, are designated as cash flow hedges under SFAS No. 133. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The notional amount of these foreign currency forward contracts was $84 million and $78 million at March 31, 2009 and December 31, 2008, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months is not significant. As of March 31, 2009, the maximum remaining term of existing hedges was twelve months. For the three months ended March 31, 2009 and 2008, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To effectively manage this mix, the company may utilize interest-rate swap agreements. Due to current market conditions, there were no outstanding interest-rate swaps at March 31, 2009 and December 31, 2008. For the three months ended March 31, 2008, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness in accordance with SFAS No. 133. For these fair value hedges, the changes in the fair value of both the hedge instruments and the hedged items are recorded in interest expense.

7. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2009 and 2008 are presented in the table below. The prior year pension amounts in the below table are not adjusted for discontinued operations and include $1 million of net pension cost attributed to the company’s North Charleston, South Carolina kraft paper mill and related assets sold in 2008. For the three months ended March 31, 2009 and 2008, net periodic pension income from continuing operations excluding the effects of termination benefits and curtailments was $15 million and $21 million, respectively.

	Three months ended March 31,
	Pension benefits		Postretirement benefits
In millions	2009	2008	2009	2008
Service cost - benefits earned during the period	$11	$11	$1	$1
Interest cost on projected benefit obligation	39	38	2	2
Expected return on plan assets	(67)	(71)	—	—
Amortization of prior service cost (income)	1	2	(1)	(1)
Amortization of net actuarial loss	1	—	—	—
Termination benefits	1	—	—	—
Curtailment gain	—	(10)	—	—

Net periodic benefit (income) cost	$(14)	$(30)	$2	$2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The components of other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss for the three months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31,
	Pension benefits		Postretirement benefits
In millions	2009	2008	2009	2008
Amortization of prior service cost (income)	$1	$	$(1)	$
Amortization of net actuarial loss	1				—

Total recognized in accumulated other comprehensive loss	$2	$	$(1)	$

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions have been made to these plans during the first three months of 2009. However, the company expects to contribute $3 million to the funded non-U.S. plans in 2009.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $5 million, $14 million, and $1 million in 2009, respectively. During the three months ended March 31, 2009, $5 million was paid by the company. The company anticipates paying an additional $15 million during the remainder of 2009.

8. Net loss per common share

Basic net loss per share for all the periods presented has been calculated using the weighted average shares outstanding. For the three months ended March 31, 2009 and 2008, 9 million and 8 million, respectively, of incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards were excluded from the calculation of weighted-average shares as they would have had an antidilutive effect on net loss from continuing operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

9. Equity

Changes in equity for the three months ended March 31, 2009 and 2008 are as follows:

Three months ended March 31, 2009

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive loss:
Net loss	—	—	—	(79)	—	—	(79)
Foreign currency translation	—	—	—	—	(58)	—	(58)
Adjustments related to pension and other benefit plans	—	—	—	—	1	—	1
Unrealized loss on derivative instruments, net	—	—	—	—	(1)	—	(1)

Comprehensive loss attributable to the company	—	—	—	—	—	—	(137)

Cash dividends	—	—	—	(39)	—	—	(39)
Share-based employee compensation	0.3	—	3	—	—	—	3

Balance at March 31, 2009	171.1	$2	$3,111	$89	$(408)	$14	$2,808

Three months ended March 31, 2008

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2007	173.8	$2	$3,080	$276	$350	$13	$3,721
Comprehensive income:
Net loss	—	—	—	(4)	—	—	(4)
Foreign currency translation	—	—	—	—	75	—	75
Adjustments related to pension and other benefit plans	—	—	—	—	(24)	—	(24)
Unrealized gain on derivative instruments, net	—	—	—	—	7	—	7

Comprehensive income attributable to the company	—	—	—	—	—	—	54

Cash dividends	—	—	—	(40)	—	—	(40)
Share-based employee compensation	(0.1)	—	4	—	—	—	4

Balance at March 31, 2008	173.7	$2	$3,084	$232	$408	$13	$3,739

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10. Segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Sales between the segments are recorded primarily at market prices.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (“CNK”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

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

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation. The results include income and expense items not directly associated with segment operations, such as restructuring charges, pension income, interest expense and income, non-controlling interest income and loss, certain legal settlements and other activities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three months ended March 31, 2009 and 2008 are as follows:

Three months ended March 31, 2009

	Sales			Segment
In millions	Trade	Inter-segment	Total	profit (loss)
Packaging Resources	$468	$100	$568	$19
Consumer Solutions	533	—	533	13
Consumer & Office Products	163	—	163	(5)
Specialty Chemicals	94	—	94	1
Community Development and Land Management	85	1	86	56
Corporate and Other	11	—	11	(175)

Total	1,354	101	1,455	(91)
Intersegment eliminations	—	(101)	(101)	—

Consolidated totals	$1,354	$—	$1,354	$(91)

Three months ended March 31, 2008

	Sales			Segment
In millions	Trade	Inter-segment	Total	profit (loss)
Packaging Resources	$532	$99	$631	$32
Consumer Solutions	605	1	606	9
Consumer & Office Products	208	—	208	(3)
Specialty Chemicals	124	—	124	12
Community Development and Land Management	20	1	21	8
Corporate and Other	29	—	29	(81)

Total	1,518	101	1,619	(23)
Intersegment eliminations	—	(101)	(101)	—

Consolidated totals	$1,518	$—	$1,518	$(23)

11. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2009, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2009, there were approximately 630 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2009, the company had recorded litigation liabilities of approximately $17 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

12. Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
In millions	2009	2008
Interest income	$(5)	$(9)
Foreign currency exchange losses	1	1
Other, net	(4)	1

	$(8)	$(7)

13. Discontinued operations

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. For the three months ended March 31, 2008, the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three months ended March 31, 2008:

In millions, except per share amounts	Three months ended March 31, 2008
Net sales	$133

Cost of sales	122
Selling, general and administrative expenses	3
Interest expense	4
Other income, net	(1)

Income before income taxes	5

Income tax provision	1

Net income	$4

Net income per share	$0.02

14. Income taxes

For the three months ended March 31, 2009, the effective tax rate benefit attributable to net loss from continuing operations was approximately 13%. For the three months ended March 31, 2008, the effective tax rate benefit attributable to net loss from continuing operations was approximately 65%. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations and certain discrete items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2009, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported a net loss from continuing operations of $79 million, or $0.46 per share, compared to a net loss from continuing operations of $8 million, or $0.04 per share, for the three months ended March 31, 2008. The results from continuing operations for the three months ended March 31, 2009 include after-tax restructuring charges of $51 million, or $0.30 per share, related to employee separation costs, asset write-downs and facility closures. The results from continuing operations for the three months ended March 31, 2008 include after-tax restructuring charges of $5 million, or $0.03 per share, related to employee separation costs, asset write-downs and facility closures, and an after-tax gain of $6 million, or $0.04 per share, from the recognition of a curtailment gain associated with the company’s U.S. pension plan.

Sales from continuing operations were $1.35 billion for the three months ended March 31, 2009 compared to $1.52 billion for the three months ended March 31, 2008. Lower year-over-year sales and earnings for the first quarter of 2009 reflect reduced overall demand for packaged goods, office supplies and pine chemicals due to the weak global economic environment. While lower volumes significantly impacted the results across most of our businesses, we performed well in a number of areas that are critical to our strategy, including operational productivity, cash management, overhead cost reductions, price recovery and sourcing initiatives. Cash flow from operations increased to $91 million in the first quarter of 2009 compared to $40 million in the first quarter of 2008, reflecting MWV’s strategy of tightly managing working capital usage and matching production with market demand, as well as the benefits from higher earnings and cash flow from our land management business.

MWV is implementing a series of broad cost reduction actions to strengthen its financial position and maximize performance by reducing corporate and business unit overhead costs, closing and restructuring non-strategic or under-performing manufacturing operations, focusing on higher return growth opportunities in targeted packaging markets and realizing sourcing savings throughout the company’s supply chain. These actions are expected to result in the elimination of about 2,000 positions, or 10% of MWV’s global workforce, and the closure or restructuring of 12 to 14 manufacturing facilities by the end of 2009. These cost management efforts are designed to achieve $125 million in pre-tax savings in 2009, with a targeted run-rate range of $250 million to $300 million by mid-2010. As part of this program, the company realized $14 million in cost savings in the first quarter of 2009 from reduced overhead expenses and manufacturing optimization initiatives, and is on track to achieve its 2009 savings goal of $125 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2009 and 2008 reported in accordance with accounting principles generally accepted in the United States. All per share amounts are presented on an after-tax basis.

	Three Months Ended March 31,
In millions, except per share amounts	2009	2008
Net sales	$1,354	$1,518

Cost of sales	1,194	1,293
Selling, general and administrative expenses	207	201
Interest expense	52	54
Other income, net	(8)	(7)

Loss from continuing operations before income taxes	(91)	(23)

Income tax benefit	(12)	(15)

Loss from continuing operations	(79)	(8)

Income from discontinued operations, net of income taxes	—	4

Net loss attributable to the company	$(79)	$(4)

Net loss per share – basic and diluted:
Loss from continuing operations	$(0.46)	$(0.04)
Income from discontinued operations	—	0.02

Net loss attributable to the company	$(0.46)	$(0.02)

Sales for the three months ended March 31, 2009 were $1.35 billion compared to $1.52 billion for the three months ended March 31, 2008. During 2009, sales declined due primarily to lower volumes and the impact of unfavorable foreign currency exchange, offsetting benefits from improved pricing and increased forestland sales from our land management business. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the three months ended March 31, 2009 was $1.19 billion compared to $1.29 billion for the three months ended March 31, 2008. During 2009, decreased cost of sales was primarily due to lower volumes and the impact of foreign currency exchange compared to 2008. The results for 2009 also reflect higher restructuring charges of $62 million compared to 2008.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $207 million compared to $201 million for the three months ended March 31, 2008. During 2009, improved productivity and the impact of foreign currency exchange were more than offset by higher restructuring charges compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Pension income from continuing operations, excluding the effects of termination benefits and curtailments, for the three months ended March 31, 2009 was $15 million compared to $21 million for the three months ended March 31, 2008. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
In millions	2009	2008
Interest income	$(5)	$(9)
Foreign currency exchange losses	1	1
Other	(4)	1

	$(8)	$(7)

Interest expense was $52 million for the three months ended March 31, 2009 and was comprised of $42 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV and $8 million related to other items. Interest expense was $54 million for the three months ended March 31, 2008 and was comprised of $42 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV and $8 million related to other items.

For the three months ended March 31, 2009, the effective tax rate benefit attributable to net loss from continuing operations was approximately 13%. For the three months ended March 31, 2008, the effective tax rate benefit attributable to net loss from continuing operations was approximately 65%. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations and certain discrete items. The annual effective tax rate in 2009 is expected to be about 21%, excluding discrete items.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. For the three months ended March 31, 2008, the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment. Income from discontinued operations was $4 million, or $0.02 per share, for the three months ended March 31, 2008. Refer to Note 13 of Notes to Consolidated Financial Statements for further discussion of the sale of the Kraft business and discontinued operations treatment.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 10 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated loss from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

	Three months ended March 31,
In millions	2009	2008
Sales	$568	$631
Segment profit(1)	19	32

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

The Packaging Resources segment produces bleached paperboard, Coated Natural Kraft® paperboard (“CNK”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. Bleached paperboard is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Sales for the Packaging Resources segment were $568 million for the three months ended March 31, 2009 compared to $631 million for the three months ended March 31, 2008. Sales declined compared to the prior year due to weaker demand for all of the segment’s paperboard grades and from the impact of unfavorable foreign currency exchange. Shipments of bleached paperboard in 2009 were approximately 320,000 tons, down 18% from 2008, driven by lower volumes in general packaging and commercial print markets. Shipments of CNK in 2009 were 240,000 tons, down 12% from 2008, reflecting lower demand in beverage and general packaging in response to the weakening global economy. In 2009, SBS prices were up 8% and CNK prices were up 5% compared to 2008. Backlogs for both bleached paperboard and coated unbleached kraft paperboard currently remain about two weeks. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 28% lower in 2009, driven primarily by the impact of unfavorable foreign currency exchange compared to 2008.

Profit for the Packaging Resources segment was $19 million for the three months ended March 31, 2009 compared to $32 million for the three months ended March 31, 2008. During 2009, the segment took aggressive actions to match production with demand in addition to its planned maintenance outages. These actions resulted in lower production volumes which negatively impacted segment profit compared to 2008. During 2009, market- and maintenance-related downtime totaled 85,000 tons (57,000 SBS and 28,000 CNK®) higher compared to 2008. Shipment declines in paperboard grades for tobacco and beverage packaging were modest, while declines in more economically-sensitive grades for commercial print and general packaging markets were steeper. Profit in 2009 was negatively affected by $29 million from higher unabsorbed fixed manufacturing costs, $15 million from higher input costs including energy, raw materials and freight, $10 million from the impact of unfavorable foreign currency exchange and $9 million from lower volume compared to 2008. Profit in 2009 benefited by $32 million from improved pricing and product mix and $18 million from improved productivity compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

	Three months ended March 31,
In millions	2009	2008
Sales	$533	$606
Segment profit(1)	13	9

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Asia and Europe. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $533 million for the three months ended March 31, 2009 compared to $606 million for the three months ended March 31, 2008. During 2009, global healthcare packaging sales growth driven by the continued success of MWV’s Shellpak® solution was more than offset by the impact of unfavorable foreign currency exchange, modest sales declines in global beverage, tobacco, and home and garden, and more pronounced sales declines in the discretionary segments of global personal care and media packaging compared to 2008.

Profit for the Consumer Solutions segment was $13 million for the three months ended March 31, 2009 compared to $9 million for the three months ended March 31, 2008. During 2009, increased segment profit was driven by improved productivity due to ongoing business improvement actions and from lower input costs for energy, raw materials and freight compared to 2008. As part of the company’s strategy to focus its business on higher-value, differentiated packaging opportunities, the segment is continuing to streamline its product line and manufacturing footprint. Since commencing these actions in the fourth quarter of 2008, the segment has announced the closure of six manufacturing locations. Profit in 2009 benefited by $23 million from improved productivity and $3 million from lower input costs for energy, raw materials and freight compared to 2008. Profit in 2009 was negatively impacted by $10 million from the impact of unfavorable foreign currency exchange, $10 million from unfavorable pricing and product mix, and $2 million from lower volume compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

	Three months ended March 31,
In millions	2009	2008
Sales	$163	$208
Segment loss(1)	(5)	(3)

(1)	Segment loss is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MeadWestvaco produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL,® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $163 million for the three months ended March 31, 2009 compared to $208 million for the three months ended March 31, 2008. Volumes were lower for calendars and time-management products due to lower consumer spending, as well as for envelopes used by the financial services industry for direct-mail campaigns for credit cards and other solicitations. This segment continues to be impacted by Asian-based imported products.

Operating loss for the Consumer & Office Products segment was $5 million for the three months ended March 31, 2009 compared to an operating loss of $3 million for the three months ended March 31, 2008. The results for 2009 were negatively impacted by $7 million from lower volumes and $4 million from unfavorable productivity due primarily to market-related downtime compared to 2008. The results in 2009 benefited by $9 million from improved product mix compared to 2008.

Specialty Chemicals

	Three months ended March 31,
In millions	2009	2008
Sales	$94	$124
Segment profit(1)	1	12

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

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

Sales for the Specialty Chemicals segment were $94 million for the three months ended March 31, 2009 compared to $124 million for the three months ended March 31, 2008. Demand for pine chemicals, ink dispersants and automotive carbons were well below last year’s levels, resulting in adjustments to refining and production schedules to reduce inventory. Although the segment was able to remain firm on pricing, volume decline resulted in lower sales compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Specialty Chemicals segment was $1 million for the three months ended March 31, 2009, compared to $12 million for the three months ended March 31, 2008. In response to lower demand during 2009, the segment operated its production facilities at significantly reduced utilization rates to reduce inventory and manufacturing cash costs. Profit in 2009 was negatively impacted by $12 million from unabsorbed fixed manufacturing costs associated with market-related downtime, $7 million from lower volume, $2 million from increased input costs for energy, raw materials and freight, and $1 million from the impact of unfavorable foreign currency exchange compared to 2008. Profit in 2009 benefited by $9 million from improved pricing and product mix and $2 million from improved productivity compared to 2008.

Community Development and Land Management

	Three months ended March 31,
In millions	2009	2008
Sales	$86	$21
Segment profit(1)	56	8

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

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

Sales for the Community Development and Land management segment were $86 million for the three months ended March 31, 2009 compared to $21 million for the three months ended March 31, 2008. Segment profit was $56 million for the three months ended March 31, 2009 compared to $8 million for the three months ended March 31, 2008. The major driver of segment sales and profit improvement in 2009 was real estate activities which contributed $53 million of operating profit in 2009 compared to $4 million in 2008. The segment sold approximately 34,000 acres for gross proceeds of $68 million in 2009 compared to approximately 2,000 acres for gross proceeds of $5 million in 2008. Profit from forestry operations and leasing activities was $3 million in 2009 compared to $4 million in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

	Three months ended March 31,
In millionss	2009	2008
Sales	$11	$29
Corporate and Other loss(1)	(175)	(81)

(1)	Corporate and Other loss includes restructuring charges, pension income, interest expense and income, non-controlling interest income and losses, and gains and losses on certain asset sales.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation. The results include income and expense items not directly associated with segment operations, such as restructuring charges, pension income, interest expense and income, non-controlling interest income and losses, certain legal settlements and other activities.

Corporate and Other loss was $175 million for the three months ended March 31, 2009 compared to $81 million for the three months ended March 31, 2008. Contributing to the increased loss in 2009 were higher restructuring charges of $73 million, lower pension income from continuing operations of $17 million and other net unfavorable items of $9 million, partially offset by lower corporate overhead costs of $5 million compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In response to continued economic uncertainty and to enhance MWV’s liquidity, we are successfully executing our strategy of aggressively managing working capital usage and matching production with market demand, as well as suspending all non-critical capital projects and reducing our operating cost structure. Cash flow from operations increased to $91 million in the first quarter of 2009 compared to $40 million in the first quarter of 2008, primarily driven by improved working capital usage and increased cash flow from our land management business.

Cash and cash equivalents were $519 million at March 31, 2009 compared to $549 million at December 31, 2008. The credit quality of our portfolio of short-term investments remains strong with the majority of the company’s cash and cash equivalents invested in U.S. government securities. Cash flow from operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2009. In addition, the company’s U.S. qualified retirement plans remain over-funded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

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

Operating activities

During the three months ended March 31, 2009, cash generated by operating activities was the major source of funds for the company. Cash provided by operating activities was $91 million for the three months ended March 31, 2009 compared to $40 million for the three months ended March 31, 2008. The increase in cash flows in 2009 was primarily attributable to improved working capital usage and increased cash flow from our land management business compared to 2008.

Investing activities

Cash used in investing activities was $43 million for the three months ended March 31, 2009 compared to $71 million for the three months ended March 31, 2008. Capital spending from continuing operations totaled $45 million for the three months ended March 31, 2009 compared to $64 million for the three months ended March 31, 2008. Annual capital spending in 2009 is expected to be about $250 million, down from $288 million in 2008, and will be primarily allocated to manufacturing improvements associated with the company’s strategic cost management initiative and to safety and environmental compliance programs.

Financing activities

Cash used in financing activities was $68 million for the three months ended March 31, 2009 compared to cash provided by financing activities of $114 million for the three months ended March 31, 2008. Net cash used in financing activities for the three months ended March 31, 2009 was driven by dividend payments of $39 million and by changes in book overdrafts and other uses of funds of $29 million. Net cash provided by financing activities for the three months ended March 31, 2008 was driven by a net increase in short-term notes payable of $157 million and by changes in book overdrafts of $14 million, offset in part by dividend payments of $40 million and a net decrease in long-term debt of $17 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MWV) to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at March 31, 2009 and December 31, 2008. In addition, the company has available a $200 million secured revolving credit facility that expires in May 2009. Due to the company’s current cash position and access to significant liquidity from the $750 million bank credit facility mentioned above, management does not intend to renew the secured revolving credit facility upon its expiration. The secured revolving credit facility was undrawn at March 31, 2009 and December 31, 2008. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The effect of currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $10 million for the three months ended March 31, 2009 compared to a favorable impact of $7 million for the three months ended March 31, 2008.

The percentage of total debt to total capitalization for MWV was 46% at March 31, 2009 and 45% at December 31, 2008.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $14 million and $34 million in environmental capital expenditures in 2009 and 2010, respectively. Approximately $16 million was spent on environmental capital projects in 2008.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2009, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2009, there were approximately 630 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2009, the company had recorded litigation liabilities of approximately $17 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

OUTLOOK

Given continued worldwide economic uncertainty, results for 2009 are difficult to predict. MWV is directly addressing the uncertain economic environment by remaining focused on the key items within its control that are expected to maintain the company’s solid financial position and maximize the company’s performance, including:

•	continuing to rigorously review each business, including markets, products and customers, to ensure cost of capital returns;

•	matching production to demand to conserve cash costs;

•	vigilantly managing working capital usage and reducing discretionary spending;

•	reducing capital expenditures by narrowing spending on more immediate, high-return investments; and,

•	continuing to address the company’s overhead structure and rationalize manufacturing capacity.

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. In early April 2009, the company was notified by the U.S. Internal Revenue Service that its registration as an alternative fuel mixer was approved. Through May 4, 2009, MWV received payments totaling about $84 million related to the alternative fuel excise tax credit, which represents a period of about 12 weeks of alternative fuel usage by the company’s three domestic paperboard mills. The company will continue to submit claims based on mill production and alternative fuel usage. For financial reporting purposes, the excise tax credit is not included in the results for the first quarter of 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Restructuring charges

During 2005, the company launched a cost initiative to improve the efficiency of its business model. The goal of this initiative was to reduce the overall cost structure of the company by $175 million to $200 million, before inflation, on an annual run-rate basis. The company achieved estimated cumulative savings of about $190 million associated with this program. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs.

Three months ended March 31, 2009

During the three months ended March 31, 2009, the company incurred pre-tax restructuring charges from continuing operations of $81 million related to employee separation costs, asset write-downs and other restructuring actions, of which $66 million is included in cost of sales and $15 million is included in selling, general and administrative expenses. Of this amount, $21 million related to employee separation costs and $60 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following tables and discussion present additional detail by segment and program for the three months ended March 31, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$13	$16	$29
Packaging Resources	4	—	4
Consumer & Office Products	3	—	3
All other	1	44	45

Total restructuring charges	$21	$60	$81

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$2	$2
2008 program	21	58	79

Total restructuring charges	$21	$60	$81

Consumer Solutions

During the three months ended March 31, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $13 million related to employee separation costs covering approximately 320 employees and $16 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Packaging Resources

During the three months ended March 31, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $4 million related to employee separation costs covering approximately 70 employees. The affected employees will be separated from the company by the end of 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

During the three months ended March 31, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $3 million related to employee separation costs covering approximately 150 employees. The affected employees will be separated from the company by the end of 2009.

All other

During the three months ended March 31, 2009, the company recorded additional pre-tax charges of $45 million. Of this amount, $44 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation, and $1 million related to employee separation costs covering approximately 10 employees. The affected employees will be separated from the company by the end of 2009.

Three months ended March 31, 2008

During the three months ended March 31, 2008, the company incurred pre-tax restructuring charges under its 2005 cost initiative from continuing operations of $8 million related to employee separation costs, asset-write downs and other restructuring actions, of which $4 million is included in cost of sales and $4 million is included in selling, general and administrative expenses. Of this amount, $5 million related to employee separation costs and $3 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by segment for the three months ended March 31, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$3	$1	$4
All other	2	2	4

Total restructuring charges	$5	$3	$8

Consumer Solutions

During the three months ended March 31, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation costs covering approximately 200 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2008.

All other

During the three months ended March 31, 2008, the company recorded additional pre-tax charges of $4 million. Of this amount, $2 million related to employee separation costs covering approximately 100 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees separated from the company in 2008.

Discontinued operations

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. For the three months ended March 31, 2008, the after-tax operating results of the Kraft business are being reported as income from discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the kraft business were previously included in the Packaging Resources segment.

Income from discontinued operations was $4 million, or $0.02 per share, for the three months ended March 31, 2008. Refer to Note 13 of Notes to Consolidated Financial Statements for further discussion of the sale of the Kraft business and discontinued operations treatment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2008. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING STANDARDS

On January 1, 2009, as permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all non-financial assets and non-financial liabilities. Under the transition rules provided by the FASB, the company previously adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the company’s consolidated financial statements. See Note 2 for related disclosures as required by the provisions of SFAS No. 157.

On January 1, 2009, the company adopted the provisions of Staff Position No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP No. 132(R)-1”), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP No. 132(R)-1 requires disclosures that provide users of financial statements with an understanding of how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. FSP No. 132 (R)-1 is effective for years ending after December 15, 2009.

On January 1, 2009, the company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FSP No. 141(R)-1”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. FSP No. 141(R)-1 amends the provisions of SFAS No. 141(R) related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141(R) and FSP No. 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these standards did not have an effect on the company’s consolidated financial statements for the three months ended March 31, 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On January 1, 2009, the company adopted the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the company’s consolidated financial statements. See Note 9 for related disclosures as required by the provisions of SFAS No. 160.

On January 1, 2009, the company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the company’s consolidated financial statements. See Note 6 for related disclosures as required by the provisions of SFAS No. 161.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. FSP No. 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP No. 107-1 and APB 28-1 will not have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no material change in the company’s exposure to market risk from December 31, 2008 to March 31, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2009, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2009, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2009, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of MeadWestvaco Corporation was held on April 27, 2009.

(b)	The directors named in the Proxy Statement were elected to a one-year term expiring in 2010, with the following results:

	Number of Shares For	Number of Shares Against	Number of Shares Abstain
Michael E. Campbell	135,387,183	18,390,459	235,055
Dr. Thomas W. Cole, Jr.	140,861,180	12,918,343	233,174
James G. Kaiser	141,427,605	12,338,645	246,447
Richard B. Kelson	140,850,772	12,914,233	247,692
James M. Kilts	152,396,492	1,379,380	236,825
Susan J. Kropf	140,901,100	12,881,929	229,668
Douglas S. Luke	141,352,652	12,427,099	232,946
John A. Luke, Jr.	138,806,482	14,970,650	235,565
Robert C. McCormack	140,526,484	13,252,665	233,548
Timothy H. Powers	141,448,754	12,324,088	239,855
Edward M. Straw	141,293,252	12,490,714	228,731
Jane L. Warner	140,572,038	13,227,419	213,240

(c)	The appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm was ratified by a vote of 153,392,156 shares in favor, 410,907 shares in opposition and 209,634 shares in abstention.

(d)	The management proposal for the adoption of the Amended and Restated MeadWestvaco Corporation 2005 Performance Incentive Plan was approved by a vote of 105,825,360 shares in favor, 36,871,638 shares in opposition and 294,624 shares in abstention.

(e)	The stockholder proposal requesting that the Board of Directors amend the company’s bylaws to permit stockholders of 10% of the outstanding shares of the company to call special shareholder meetings was not approved by a vote of 80,766,959 shares against, 61,563,793 shares in favor, and 660,870 shares in abstention.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.2 to the company’s Form 8-K on October 23, 2008, and incorporated herein by reference.

10.1	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Form 10-K on February 24, 2009, and incorporated herein by reference.

10.2	MeadWestvaco Corporation 2005 Performance Incentive Plan, Amended and Restated Effective January 1, 2009, previously filed as Exhibit 10.1 to the company’s Form 8-K on April 30, 2009, and incorporated herein by reference.

10.3	Terms and Conditions for Stock Option Awards in 2009

10.4	Terms and Conditions for Service Based Restricted Stock Unit Awards in 2009

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

May 8, 2009	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer