Form 10-Q
period 2009-06-30
MEADWESTVACO Corp
filed 2009-08-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, there were 171,114,199 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$1,432	$1,709	$2,786	$3,227

Cost of sales	1,202	1,406	2,396	2,699
Selling, general and administrative expenses	196	202	403	403
Interest expense	51	49	103	103
Other income, net	(185)	(21)	(193)	(28)

Income from continuing operations before income taxes	168	73	77	50

Income tax provision	43	15	31	—

Income from continuing operations	125	58	46	50

(Loss) income from discontinued operations, net of income taxes	—	(2)	—	2

Net income attributable to the company	$125	$56	$46	$52

Net income per share – basic and diluted:
Income from continuing operations	$0.72	$0.34	$0.27	$0.29
(Loss) income from discontinued operations	—	(0.01)	—	0.01

Net income attributable to the company	$0.72	$0.33	$0.27	$0.30

Shares used to compute net income per share:
Basic	171.3	173.4	171.2	173.7
Diluted	172.9	173.8	172.2	174.1

Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$623	$549
Accounts receivable, net	787	799
Inventories	783	695
Other current assets	155	118

Current assets	2,348	2,161

Property, plant, equipment and forestlands, net	3,447	3,518
Prepaid pension asset	722	634
Goodwill	812	805
Other assets	1,293	1,337

	$8,622	$8,455

LIABILITIES AND EQUITY
Accounts payable	$555	$567
Accrued expenses	671	618
Notes payable and current maturities of long-term debt	105	89

Current liabilities	1,331	1,274

Long-term debt	2,291	2,309
Other long-term obligations	989	972
Deferred income taxes	939	919

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.01 par Shares authorized: 600,000,000 Shares issued and outstanding: 2009 – 171,114,050 (2008 – 170,813,516 )	2	2
Additional paid-in capital	3,117	3,108
Retained earnings	135	207
Accumulated other comprehensive loss	(197)	(350)

Total shareholders’ equity	3,057	2,967
Non-controlling interests	15	14

Total equity	3,072	2,981

	$8,622	$8,455

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$46	$52
Discontinued operations	—	(2)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	223	239
Deferred income taxes	(3)	(12)
Loss (gain) on sales of assets, net	2	(13)
Pension income excluding the effects of termination benefits and curtailments	(29)	(43)
Impairment of long-lived assets	64	3
Changes in working capital, excluding the effects of acquisitions and dispositions	10	(83)
Alternative fuel mixture credit receivable	(46)	—
Other, net	(1)	2

Net cash provided by operating activities from continuing operations	266	143
Discontinued operations	—	12

Net cash provided by operating activities	266	155

Cash flows from investing activities:
Capital expenditures	(92)	(140)
Payment for acquired business, net of cash acquired	—	(9)
Proceeds from dispositions of assets	9	45
Other	(24)	(5)
Discontinued operations	—	(4)

Net cash used in investing activities	(107)	(113)

Cash flows from financing activities:
Repayment of long-term debt	(11)	(33)
Changes in notes payable and other short-term borrowings, net	10	235
Changes in book overdrafts, net	(28)	4
Dividends paid	(79)	(80)

Net cash (used in) provided by financing activities	(108)	126

Effect of exchange rate changes on cash	23	18

Increase in cash and cash equivalents	74	186

Cash and cash equivalents:
At beginning of period	549	245

At end of period	$623	$431

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, personal and beauty care, food, beverage, tobacco, home and garden, and media and entertainment industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. Management has considered events or transactions occurring subsequent to the balance sheet date through August 5, 2009 (the issuance date of these interim consolidated financial statements) for potential recognition or disclosure in the company’s consolidated financial statements. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, except for changes adopted in 2009 pursuant to the new accounting standards discussed below.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On January 1, 2009, the company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FSP No. 141(R)-1”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. FSP No. 141(R)-1 amends the provisions of SFAS No. 141(R) related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141(R) and FSP No. 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these standards did not have an effect on the company’s consolidated financial statements for the three and six months ended June 30, 2009.

On January 1, 2009, the company adopted the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the company’s consolidated financial statements. See Note 9 for related disclosures as required by the provisions of SFAS No. 160.

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

On June 30, 3009, the company adopted the provisions of Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. FSP No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the company’s consolidated financial statements. See Note 2 for related disclosures as required by the provisions of this standard.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On June 30, 2009, the company adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual reporting period ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the company’s consolidated financial statements.

2.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at June 30, 2009, measured on a recurring and non-recurring basis:

In millions	June 30, 2009	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$4	$—	$4	$—
Derivatives-liabilities	(19)	—	(19)	—
Cash equivalents	478	478	—	—

Non-recurring fair value measurements:
Long-lived assets held and used	$2	$—	$—	$2
Long-lived assets held for sale	9	—	—	9

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

In accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets held and used with a carrying value of $53 million were written down to their estimated fair value of $2 million, resulting in an impairment charge of $51 million for the six months ended June 30, 2009 (impairment charge recognized for the three months ended June 30, 2009 was $2 million). In addition, long-lived assets held for sale with a carrying value of $22 million were written down to their estimated fair value of $9 million, resulting in an impairment charge of $13 million for the six months ended June 30, 2009 (impairment charge recognized for the three months ended June 30, 2009 was $12 million). A combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows was used to determine the fair values of the above long-lived assets.

At June 30, 2009, the book value of financial instruments included in long-term debt was $2.3 billion and the fair value was estimated to be $2.1 billion. The company has estimated the fair value of financial instruments included in long-term debt based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3.	Restructuring charges

During 2005, the company launched a cost initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs.

Three months ended June 30, 2009

During the three months ended June 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $39 million related to employee separation costs, asset write-downs and other restructuring actions, of which $30 million is included in cost of sales and $9 million is included in selling, general and administrative expenses. Of this amount, $20 million related to employee separation costs and $19 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following tables and discussion present additional detail by segment and program for the three months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$14	$15	$29
Consumer & Office Products	3	1	4
Packaging Resources	2	2	4
All other	1	1	2

Total restructuring charges	$20	$19	$39

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$1	$1
2008 program	20	18	38

Total restructuring charges	$20	$19	$39

Consumer Solutions

During the three months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $14 million related to employee separation costs covering approximately 270 employees and $15 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Consumer & Office Products

During the three months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation costs covering approximately 120 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

During the three months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 60 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

All other

During the three months ended June 30, 2009, the company recorded additional pre-tax charges of $2 million, of which $1 million related to employee separation costs covering approximately 85 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

Six months ended June 30, 2009

During the six months ended June 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $120 million related to employee separation costs, asset write-downs and other restructuring actions, of which $96 million is included in cost of sales and $24 million is included in selling, general and administrative expenses. Of this amount, $41 million related to employee separation costs and $79 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following tables and discussion present additional detail by segment and program for the six months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$27	$31	$58
Packaging Resources	6	2	8
Consumer & Office Products	6	1	7
All other	2	45	47

Total restructuring charges	$41	$79	$120

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$3	$3
2008 program	41	76	117

Total restructuring charges	$41	$79	$120

Consumer Solutions

During the six months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $58 million, of which $27 million related to employee separation costs covering approximately 590 employees and $31 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

During the six months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Consumer & Office Products

During the six months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $7 million, of which $6 million related to employee separation costs covering approximately 270 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

All other

During the six months ended June 30, 2009, the company recorded additional pre-tax charges of $47 million. Of this amount, $45 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation costs covering approximately 95 employees. The affected employees will be separated from the company by mid-2010.

Three months ended June 30, 2008

During the three months ended June 30, 2008, the company recorded pre-tax restructuring charges of $10 million related to employee separation costs, asset write-downs and other restructuring actions, of which $4 million was recorded within cost of sales, $4 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $4 million related to employee separation costs and $6 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes. All charges were pursuant to the company’s 2005 cost initiative discussed above.

The following table and discussion present additional detail by business segment for the three months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$2	$4
Specialty Chemicals	—	2	2
All other	2	2	4

Total restructuring charges	$4	$6	$10

Consumer Solutions

During the three months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 40 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

Specialty Chemicals

During the three months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $2 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the three months ended June 30, 2008, the company recorded additional pre-tax charges of $4 million. Of this amount, $2 million related to employee separation costs covering approximately 30 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

Six months ended June 30, 2008

During the six months ended June 30, 2008, the company recorded pre-tax restructuring charges of $17 million related to employee separation costs, asset write-downs and other restructuring actions, of which $8 million was recorded within cost of sales, $7 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $8 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes. All charges were pursuant to the company’s 2005 cost initiative discussed above.

The following table and discussion present additional detail by business segment for the six months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$5	$4	$9
Specialty Chemicals	—	3	3
All other	3	2	5

Total restructuring charges	$8	$9	$17

Consumer Solutions

During the six months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $9 million, of which $5 million related to employee separation costs covering approximately 240 employees and $4 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

Specialty Chemicals

During the six months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $3 million related to asset write-downs and other restructuring actions.

All other

During the six months ended June 30, 2008, the company recorded additional pre-tax charges of $5 million. Of this amount, $3 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2009:

In millions	Employee costs			Other costs			Total
	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2008	$14	$25	$39	$5	$—	$5	$19	$25	$44
Charges	—	41	41	2	4	6	2	45	47
Payments	(14)	(20)	(34)	(2)	(3)	(5)	(16)	(23)	(39)

Balance at June 30, 2009	$—	$46	$46	$5	$1	$6	$5	$47	$52

4.	Inventories and property, plant and equipment

Inventories consist of:

In millions	June 30, 2009	December 31, 2008
Raw materials	$213	$174
Production materials, stores and supplies	93	90
Finished and in-process goods	477	431

	$783	$695

Property, plant and equipment is net of accumulated depreciation of $3.64 billion and $3.48 billion at June 30, 2009 and December 31, 2008, respectively.

5.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2009		December 31, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$207	$87	$203	$80
Customer contracts and lists	304	70	301	64
Patents	63	40	63	37
Other – primarily licensing rights	38	32	44	31

	$612	$229	$611	$212

Included in other assets are indefinite-lived intangible assets with carrying values of $97 million and $96 million at June 30, 2009 and December 31, 2008, respectively.

The company recorded amortization expense for intangible assets subject to amortization of $11 million and $10 million for the three months ended June 30, 2009 and 2008, respectively, and $21 million and $22 million for the six months ended June 30, 2009 and 2008, respectively. Based on the June 30, 2009 carrying values of intangible assets subject to amortization, estimated amortization expense for 2009 and each of the succeeding five years is as follows: 2009 – $41 million; 2010 – $40 million; 2011 – $37 million; 2012 – $36 million; 2013 – $36 million; and 2014 – $31 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), all derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair value. Fair value estimates are based on relevant market information, including market rates and prices. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in earnings when the hedged item affects earnings. The ineffective portion of these cash flow hedges is recognized, as incurred, in earnings. For a derivative designated as a fair value hedge, changes in fair value of both the derivative and the hedged item are recognized in earnings. Changes in the fair value of a derivative not designated as a qualifying hedge are recognized in earnings.

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended June 30, 2009 and 2008 is presented in the below table.

In millions	Derivatives in SFAS No. 133 cash flow hedging relationships				Derivatives not designated as hedges under SFAS No. 133
	Foreign currency hedges		Natural gas hedges		Foreign currency hedges
	2009	2008	2009	2008	2009	2008
(Loss) gain recognized in other comprehensive income (effective portion)	$(5)	$(3)	$(1)	$20	$—	$—

(Loss) gain reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(1)	$(5)	$(7)	$5	$—	$—
Gain recognized in earnings [1]	—	—	—	—	12	—

Total (loss) gain recognized in earnings	$(1)	$(5)	$(7)	$5	$12	$—

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive loss for the six months ended June 30, 2009 and 2008 is presented in the below table.

In millions	Derivatives in SFAS No. 133 cash flow hedging relationships				Derivatives not designated as hedges under SFAS No. 133
	Foreign currency hedges		Natural gas hedges		Foreign currency hedges
	2009	2008	2009	2008	2009	2008
(Loss) gain recognized in other comprehensive income (effective portion)	$(2)	$(10)	$(12)	$33	$—	$—

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$2	$(10)	$(15)	$3	$—	$—
Gain (loss) recognized in earnings [1]	—	—	—	1	9	(5)

Total gain (loss) recognized in earnings	$2	$(10)	$(15)	$4	$9	$(5)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in SFAS No. 133 cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges under SFAS No. 133.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

In millions	Assets/(Liabilities)
		Fair value [1]
	Classification	June 30, 2009	December 31, 2008
Derivatives designated as hedges:
Natural gas	Accounts payable	$(15)	$(15)
Natural gas	Other long-term obligations	—	(3)
Foreign currency	Accounts payable	(4)	(1)

		(19)	(19)

Derivatives not designated as hedges:
Foreign currency	Other current assets	4	—
Foreign currency	Accounts payable	—	(2)

		4	(2)

Total derivatives		$(15)	$(21)

[1]	Fair values of derivative instruments are also disclosed in Note 2.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at certain of the company’s manufacturing facilities, the company engages in financial hedging of future gas purchase prices. Natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at June 30, 2009 and December 31, 2008 was $37 million and $61 million, respectively, and hedged consumption of 4 million and 7 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the natural gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $14 million. As of June 30, 2009, the maximum remaining term of existing hedges was two years. For the three and six months ended June 30, 2009 and 2008, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage foreign currency exchange risks associated with certain short-term foreign inter-company loans, certain foreign cash deposits, certain foreign currency sales and purchases of its international operations, and certain foreign sales of its U.S. operations. These contracts are used to hedge the variability of exchange rates on the company’s cash flows and cash deposits.

The forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments under SFAS No. 133. The total notional amount of these foreign currency forward contracts was $365 million and $170 million at June 30, 2009 and December 31, 2008, respectively. Gains and losses related to these forward contracts are included in other income, net.

Other forward contracts, which are for terms of up to one year, are designated as cash flow hedges under SFAS No. 133. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The total notional amount of these foreign currency forward contracts was $69 million and $78 million at June 30, 2009 and December 31, 2008, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $4 million. As of June 30, 2009, the maximum remaining term of existing hedges was twelve months. For the three and six months ended June 30, 2009 and 2008, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. There were no outstanding interest-rate swaps at June 30, 2009 and December 31, 2008, or at any point during the six months ended June 30, 2009. For the three and six months ended June 30, 2008, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness in accordance with SFAS No. 133. For these fair value hedges, the changes in the fair value of both the hedge instruments and the hedged items are recorded in interest expense.

7.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three and six months ended June 30, 2009 and 2008 are presented in the table below. The prior year pension amounts in the below table are not adjusted for discontinued operations and include $1 million and $2 million for the three and six months ended June 20, 2008, respectively, of net pension cost attributed to the company’s North Charleston, South Carolina kraft paper mill and related assets sold in 2008. Net periodic pension income from continuing operations excluding the effects of termination benefits and curtailments was $14 million and $22 million for the three months ended June 30, 2009 and 2008, respectively, and $29 million and $43 million for the six months ended June 30, 2009 and 2008, respectively.

In millions	Three months ended June 30,
	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Service cost—benefits earned during the period	$12	$11	$—	$1
Interest cost on projected benefit obligation	39	38	2	2
Expected return on plan assets	(67)	(71)	—	—
Amortization of prior service cost	2	1	—	—
Amortization of net actuarial loss	—	—	2	—

Net periodic benefit (income) cost	$(14)	$(21)	$4	$3

In millions	Six months ended June 30,
	Pension benefits		Postretirement benefits
	2009	2008	2009	2008
Service cost—benefits earned during the period	$23	$22	$1	$2
Interest cost on projected benefit obligation	78	76	4	4
Expected return on plan assets	(134)	(142)	—	—
Amortization of prior service cost (income)	3	3	(1)	(1)
Amortization of net actuarial loss	1	—	2	—
Termination benefits	1	—	—	—
Curtailment gain	—	(10)	—	—

Net periodic benefit (income) cost	$(28)	$(51)	$6	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the six months ended June 30, 2009. However, the company expects to contribute $3 million to the funded non-U.S. plans in 2009.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $5 million, $19 million, and $1 million in 2009, respectively. During the six months ended June 30, 2009, $12 million was paid by the company. The company anticipates paying an additional $13 million during the remainder of 2009.

8.	Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are included in the weighted average shares outstanding, if dilutive. The number of potentially dilutive shares excluded from the calculation of diluted net income per share was 8.1 million and 8.6 million for the three months ended June 30, 2009 and 2008, respectively, and 8.3 million and 8.0 million for the six months ended June 30, 2009 and 2008, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

9.	Equity

Changes in equity for the three months ended June 30, 2009 and 2008 are as follows:

Three months ended June 30, 2009

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at March 31, 2009	171.1	$2	$3,111	$89	$(408)	$14	$2,808
Comprehensive income:
Net income	—	—	—	125	—	—	125
Foreign currency translation	—	—	—	—	161	—	161
Adjustments related to pension and other benefit plans	—	—	—	—	49	—	49
Unrealized gain on derivative instruments, net	—	—	—	—	1	—	1

Comprehensive income	—	—	—	—	—	—	336

Capital contribution from non-controlling interest	—	—	—	—	—	1	1
Dividends declared	—	—	—	(79)	—	—	(79)
Share-based compensation	—	—	6	—	—	—	6

Balance at June 30, 2009	171.1	$2	$3,117	$135	$(197)	$15	$3,072

Three months ended June 30, 2008

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at March 31, 2008	173.7	$2	$3,084	$232	$408	$13	$3,739
Comprehensive income:
Net income	—	—	—	56	—	—	56
Foreign currency translation	—	—	—	—	57	—	57
Adjustments related to pension and other benefit plans	—	—	—	—	1	—	1
Unrealized gain on derivative instruments, net	—	—	—	—	10	—	10

Comprehensive income	—	—	—	—	—	—	124

Dividends declared	—	—	—	(79)	—	—	(79)
Share-based compensation	—	—	10	—	—	—	10
Stock repurchased	(2.9)	—	—	—	—	—	—

Balance at June 30, 2008	170.8	$2	$3,094	$209	$476	$13	$3,794

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the six months ended June 30, 2009 and 2008 are as follows:

Six months ended June 30, 2009

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive income:
Net income	—	—	—	46	—	—	46
Foreign currency translation	—	—	—	—	103	—	103
Adjustments related to pension and other benefit plans	—	—	—	—	50	—	50

Comprehensive income	—	—	—	—	—	—	199

Capital contribution from non-controlling interest	—	—	—	—	—	1	1
Dividends declared	—	—	—	(118)	—	—	(118)
Share-based compensation	0.3	—	9	—	—	—	9

Balance at June 30, 2009	171.1	$2	$3,117	$135	$(197)	$15	$3,072

Six months ended June 30, 2008

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2007	173.8	$2	$3,080	$276	$350	$13	$3,721
Comprehensive income:
Net income	—	—	—	52	—	—	52
Foreign currency translation	—	—	—	—	132	—	132
Adjustments related to pension and other benefit plans	—	—	—	—	(23)	—	(23)
Unrealized gain on derivative instruments, net	—	—	—	—	17	—	17

Comprehensive income	—	—	—	—	—	—	178

Dividends declared	—	—	—	(119)	—	—	(119)
Share-based compensation	(0.1)	—	14	—	—	—	14
Stock repurchased	(2.9)	—	—	—	—	—	—

Balance at June 30, 2008	170.8	$2	$3,094	$209	$476	$13	$3,794

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. The segments follow the accounting principles described in the Summary of Significant Accounting Policies presented in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Sales between the segments are recorded primarily at market prices.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

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

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation. The results include income and expense items not directly associated with segment operations, such as income from alternative fuel mixture credits, restructuring charges, pension income, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other activities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three and six months ended June 30, 2009 and 2008 are as follows:

Three months ended June 30, 2009
	Sales			Segment profit
In millions	Trade	Inter-segment	Total
Packaging Resources	$494	$120	$614	$49
Consumer Solutions	554	—	554	25
Consumer & Office Products	234	—	234	31
Specialty Chemicals	115	1	116	15
Community Development and Land Management	22	1	23	3
Corporate and Other	13	—	13	45

Total	1,432	122	1,554	168
Intersegment eliminations	—	(122)	(122)	—

Consolidated totals	$1,432	$—	$1,432	$168

Three months ended June 30, 2008
	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$566	$108	$674	$54
Consumer Solutions	656	—	656	22
Consumer & Office Products	270	—	270	27
Specialty Chemicals	146	—	146	11
Community Development and Land Management	38	2	40	24
Corporate and Other	33	—	33	(65)

Total	1,709	110	1,819	73
Intersegment eliminations	—	(110)	(110)	—

Consolidated totals	$1,709	$—	$1,709	$73

Six months ended June 30, 2009
	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$962	$220	$1,182	$68
Consumer Solutions	1,087	—	1,087	38
Consumer & Office Products	397	—	397	26
Specialty Chemicals	209	1	210	16
Community Development and Land Management	107	2	109	59
Corporate and Other	24	—	24	(130)

Total	2,786	223	3,009	77
Intersegment eliminations	—	(223)	(223)	—

Consolidated totals	$2,786	$—	$2,786	$77

Six months ended June 30, 2008
	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,098	$207	$1,305	$86
Consumer Solutions	1,261	1	1,262	31
Consumer & Office Products	478	—	478	24
Specialty Chemicals	270	—	270	23
Community Development and Land Management	58	3	61	32
Corporate and Other	62	—	62	(146)

Total	3,227	211	3,438	50
Intersegment eliminations	—	(211)	(211)	—

Consolidated totals	$3,227	$—	$3,227	$50

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

11.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2009, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2009, there were approximately 600 lawsuits outstanding. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2009, the company had recorded litigation liabilities of approximately $18 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12.	Other income, net

Other income, net is comprised of the following for the three and six months ended June 30, 2009 and 2008:

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gains on asset sales, net	$—	$(13)	$—	$(13)
Interest income	(5)	(9)	(10)	(18)
Foreign currency exchange (gains) losses	(1)	1	—	2
Alternative fuel mixture credit (1)	(178)	—	(178)	—
Other	(1)	—	(5)	1

	$(185)	$(21)	$(193)	$(28)

(1)

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. In early April 2009, the company was notified by the Internal Revenue Service that its registration as an alternative fuel mixer was approved. Beginning in the second quarter of 2009, the company filed claims for alternative fuel mixture credits covering eligible periods from mid-January 2009 to June 30, 2009 totaling approximately $180 million, of which $134 million was received in cash as of June 30, 2009. For the three and six months ended June 30, 2009, total alternative fuel mixture credits of $180 million, less associated expenses of $2 million, have been recorded in other income, net within the company’s consolidated statements of operations, and is included in Corporate and Other for segment reporting purposes.

13.	Discontinued operations

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. For the three and six months ended June 30, 2008, the after-tax operating results of the Kraft business are reported as discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2008:

In millions, except per share amounts	Three months ended June 30, 2008	Six months ended June 30, 2008
Net sales	$120	$253

Cost of sales	116	238
Selling, general and administrative expenses	3	6
Interest expense	3	7
Other income, net	—	(1)

(Loss) income before income taxes	(2)	3

Income tax provision	—	1

Net (loss) income	$(2)	$2

Net (loss) income per share	$(0.01)	$0.01

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

14.	Income taxes

For the three and six months ended June 30, 2009, the effective tax rate attributable to income from continuing operations was approximately 26% and 40%, respectively. For the three and six months ended June 30, 2008, the effective tax rate benefit attributable to net loss from continuing operations was approximately 20% and -0-%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations, and discrete items including favorable tax settlements in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2009, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported net income from continuing operations of $125 million, or $0.72 per share, compared to net income from continuing operations of $58 million, or $0.34 per share, for the three months ended June 30, 2008. The results from continuing operations for the three months ended June 30, 2009 include after-tax income of $112 million, or $0.65 per share, from an excise tax credit earned under 2007 legislation enacted to provide a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. This item is described below under “Alternative fuel mixture credit.” The results from continuing operations for the three months ended June 30, 2009 also include after-tax restructuring charges of $25 million, or $0.15 per share, related to employee separation costs, asset write-downs and facility closures. The results from continuing operations for the three months ended June 30, 2008 include an after-tax gain of $9 million, or $0.05 per share, from a sale of corporate real estate, and after-tax restructuring charges of $6 million, or $0.03 per share, related to employee separation costs, asset write-downs and facility closures.

For the six months ended June 30, 2009, the company reported net income from continuing operations of $46 million, or $0.27 per share, compared to net income from continuing operations of $50 million, or $0.29 per share, for the six months ended June 30, 2008. The results from continuing operations for the six months ended June 30, 2009 include after-tax income of $112 million, or $0.65 per share, from the alternative fuel mixture credit mentioned above, and after-tax restructuring charges of $76 million, or $0.44 per share, related to employee separation costs, asset write-downs and facility closures. The results from continuing operations for the six months ended June 30, 2008 include after-tax restructuring charges of $11 million, or $0.06 per share, related to employee separation costs, asset write-downs and facility closures, an after-tax gain of $9 million, or $0.05 per share, from a sale of corporate real estate, and an after-tax gain of $6 million, or $0.04 per share, from the recognition of a curtailment gain associated with the company’s U.S. pension plan.

Sales from continuing operations were $1.43 billion for the three months ended June 30, 2009 compared to $1.71 billion for the three months ended June 30, 2008. Sales from continuing operations were $2.79 billion for the six months ended June 30, 2009 compared to $3.23 billion for the six months ended June 30, 2008. Lower sales reflect reduced overall demand for packaged goods, office supplies and pine chemicals due to weak global economic conditions. While overall volumes declined, volumes were higher in several targeted markets within MWV’s global packaging strategy including beverage paperboard, home and garden and healthcare solutions. Cash flow from operations increased to $266 million for the six months ended June 30, 2009 from $155 million for the six months ended June 30, 2008, reflecting the receipt of alternative fuel mixture credits and increased cash flow from the company’s land management business, as well as from improved working capital usage.

MWV is continuing to implement a series of broad cost reduction actions to strengthen the company’s financial position and improve its operational effectiveness. These actions include productivity initiatives at all facilities, aggressive sourcing strategies, restructuring the company’s manufacturing footprint and significant reductions in overhead costs. By the end of 2009, these actions are expected to result in the elimination of 2,000 positions, or 10% of MWV’s global workforce, and the closure or restructure of 12 to 14 manufacturing facilities by the end of 2009. These cost management efforts are designed to achieve $125 million in pre-tax savings in 2009, with a targeted run-rate range of $250 million to $300 million by mid-2010. In the second quarter of 2009, the company realized savings of $32 million ($46 million year-to-date) toward these goals, including the closure or restructure of four manufacturing facilities (12 year-to-date). As a result of its progress to date, the company now expects to exceed its initial 2009 savings target of $125 million by at least 10%.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Alternative fuel mixture credit

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualifies for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process to power its paperboard mills. In April 2009, the company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service. Following receipt of certification by the Internal Revenue Service, the company submitted refund claims totaling $180 million ($178 million after associated expenses) based on fuel usage at its three U.S. paperboard mills from mid-January 2009 to June 30, 2009, and received cash totaling $134 million through the end of the second quarter. The credit is currently scheduled to expire on December 31, 2009. The pre-tax impact of the excise credit, net of associated expenses, is included in other income in the consolidated statement of operations in the amount of $178 million for the three months ended June 30, 2009, and is included in Corporate and Other for segment reporting purposes.

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2009 and 2008 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$1,432	$1,709	$2,786	$3,227

Cost of sales	1,202	1,406	2,396	2,699
Selling, general and administrative expenses	196	202	403	403
Interest expense	51	49	103	103
Other income, net	(185)	(21)	(193)	(28)

Income from continuing operations before income taxes	168	73	77	50

Income tax provision	43	15	31	—

Income from continuing operations	125	58	46	50

(Loss) income from discontinued operations, net of income taxes	—	(2)	—	2

Net income attributable to the company	$125	$56	$46	$52

Net income per share—basic and diluted:
Income from continuing operations	$0.72	$0.34	$0.27	$0.29
(Loss) income from discontinued operations	—	(0.01)	—	0.01

Net income attributable to the company	$0.72	$0.33	$0.27	$0.30

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales were $1.43 billion for the three months ended June 30, 2009 compared to $1.71 billion for the three months ended June 30, 2008. Sales were $2.79 billion for the six months ended June 30, 2009 compared to $3.23 billion for the six months ended June 30, 2008. During 2009, the benefits of improved pricing and product mix were more than offset by lower volume and the impact of unfavorable foreign currency exchange compared to 2008. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.20 billion for the three months ended June 30, 2009 compared to $1.41 billion for the three months ended June 30, 2008. Cost of sales was $2.40 billion for the six months ended June 30, 2009 compared to $2.70 billion for the six months ended June 30, 2008. Decreased cost of sales was primarily due to lower sales volume, the impact of foreign currency exchange, input cost deflation, and productivity initiatives and overhead reduction actions. Input costs, including energy, raw materials and freight, were $23 million and $12 million lower during the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The results for 2009 reflect higher restructuring charges of $26 million and $88 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Selling, general and administrative expenses were $196 million for the three months ended June 30, 2009 compared to $202 million for the three months ended June 30, 2008. Selling, general and administrative expenses were $403 million for both the six months ended June 30, 2009 and 2008. In 2009, the benefits from productivity initiatives and overhead reduction actions and the impact of foreign currency exchange more than offset higher restructuring charges and other costs compared to 2008. The results for 2009 reflect higher restructuring charges of $5 million and $17 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Pension income was $14 million for the three months ended June 30, 2009 compared to $22 million for the three months ended June 30, 2008. Pension income was $29 million for the six months ended June 30, 2009 compared to $43 million for the six months ended June 30, 2008. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and six months ended June 30, 2009 and 2008:

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Gains on asset sales, net	$—	$(13)	$—	$(13)
Interest income	(5)	(9)	(10)	(18)
Foreign currency exchange (gains) losses	(1)	1	—	2
Alternative fuel mixture credit	(178)	—	(178)	—
Other	(1)	—	(5)	1

	$(185)	$(21)	$(193)	$(28)

Interest expense was $51 million for the three months ended June 30, 2009 and was comprised of $42 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $4 million related to borrowings on insurance polices and $4 million related to other items. Interest expense was $49 million for the three months ended June 30, 2008 and was comprised of $37 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV, $4 million related to borrowings on insurance polices and $5 million related to other items. Interest expense was $103 million for the six months ended June 30, 2009 and was comprised of $84 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV, $9 million related to borrowings on insurance polices and $7 million related to other items. Interest expense was $103 million for the six months ended June 30, 2008 and was comprised of $79 million related to bond and bank debt, $7 million related to a long-term obligation non-recourse to MWV, $8 million related to borrowings on insurance polices and $9 million related to other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the three and six months ended June 30, 2009, the effective tax rates attributable to continuing operations were approximately 26% and 40%, respectively. For the three and six months ended June 30, 2008, the effective tax rates attributable to continuing operations were approximately 20% and -0-%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations, and discrete items including favorable tax settlements in 2008. The annual effective rate for 2009 is expected to be about 30%, excluding discrete items.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. For the three and six months ended June 30, 2008, the after-tax operating results of the Kraft business are being reported as discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment. Loss from discontinued operations was $2 million, or $0.01 per share, for the three months ended June 30, 2008, and income from discontinued operations was $2 million, or $0.01 per share, for the six months ended June 30, 2008. Refer to Note 13 of Notes to Consolidated Financial Statements for further discussion of the sale of the Kraft business and discontinued operations treatment.

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

Packaging Resources

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$614	$674	$1,182	$1,305
Segment profit (1)	49	54	68	86

(1)      Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products such as pharmaceuticals, personal and beauty care, cosmetics, tobacco, food service and aseptic cartons. CNK paperboard is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Packaging Resources segment were $614 million for the three months ended June 30, 2009 compared to $674 million for the three months ended June 30, 2008. Sales declined compared to the prior year due to weaker demand for the majority of the segment’s paperboard grades and from the impact of unfavorable foreign currency exchange. Shipments of SBS in 2009 were 337,000 tons, down 19% from 2008, driven by lower volumes in global general packaging and commercial print markets. Shipments of CNK in 2009 were 278,000 tons, down 5% from 2008, reflecting lower demand in global general packaging in response to the weak global economy. In 2009, SBS prices were up 7% and CNK prices were up 6% compared to 2008. Backlogs for both bleached paperboard and coated unbleached kraft paperboard currently remain about three weeks. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 26% lower in 2009, driven primarily by the impact of unfavorable foreign currency exchange and lower volume compared to 2008.

Profit for the Packaging Resources segment was $49 million for the three months ended June 30, 2009 compared to $54 million for the three months ended June 30, 2008. Profit in 2009 was negatively impacted by $32 million from higher unabsorbed fixed manufacturing costs due to market- and maintenance-related downtime, $10 million from lower sales volume and $9 million from unfavorable foreign currency exchange compared to 2008. Profit in 2009 benefited by $26 million from improved pricing and product mix, $11 million from input cost deflation and $9 million from productivity initiatives and overhead reduction actions compared to 2008. During 2009, the segment took aggressive action to match production with demand in addition to its planned maintenance outages resulting in lower production volumes. During the three months ended June 30, 2009, market- and maintenance-related downtime totaled 103,000 tons (88,000 SBS and 15,000 CNK). Shipment declines in paperboard grades for tobacco, beverage and general packaging were modest, while declines in more economically-sensitive grades for commercial print and global general packaging markets were higher.

Sales for the Packaging Resources segment were $1.18 billion for the six months ended June 30, 2009 compared to $1.31 billion for the six months ended June 30, 2008. Sales declined compared to the prior year due to weaker demand for all of the segment’s paperboard grades and from the impact of unfavorable foreign currency exchange. Shipments of SBS in 2009 were 658,000 tons, down 18% from 2008, driven by lower volumes in global general packaging and commercial print markets. Shipments of CNK in 2009 were 518,000 tons, down 8% from 2008, reflecting lower demand in global general packaging and beverage packaging in response to the weak global economy. In 2009, SBS prices were up 7% and CNK prices were up 6 % compared to 2008. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 27% lower in 2009, driven primarily by the impact of unfavorable foreign currency exchange compared to 2008.

Profit for the Packaging Resources segment was $68 million for the six months ended June 30, 2009 compared to $86 million for the six months ended June 30, 2008. Profit in 2009 was negatively affected by $61 million from higher unabsorbed fixed manufacturing costs due to market- and maintenance-related downtime, $19 million from lower sales volume, $18 million from the impact of unfavorable foreign currency exchange and $4 million from input cost inflation compared to 2008. Profit in 2009 benefited by $58 million from improved pricing and product mix and $26 million from productivity initiatives and overhead reduction actions compared to 2008. During the six months ended June 30, 2009, market- and maintenance-related downtime totaled 189,000 tons (122,000 SBS and 67,000 CNK). Shipment declines in paperboard grades for tobacco and liquid packaging were modest, while declines in more economically-sensitive grades for commercial print and global general packaging markets were steeper.

During the third quarter of 2009 and in connection with the 2008 strategic cost management initiative, the company made the decision to permanently shut down a paperboard machine at its Evadale, Texas mill, removing approximately 200,000 tons of annual SBS paperboard capacity. The company’s remaining annual SBS capacity will be approximately 1.5 million tons. This action will result in estimated pre-tax restructuring charges of about $40 million related to asset write-downs and employee separation costs, the majority of which will be non-cash and recorded in the third quarter of 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$554	$656	$1,087	$1,262
Segment profit (1)	25	22	38	31
(1) Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

The Consumer Solutions segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal and beauty care, cosmetics and pharmaceutical products; dispensing and sprayer systems for personal and beauty care, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. This segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including well-known mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $554 million for the three months ended June 30, 2009 compared to $656 million for the three months ended June 30, 2008. During 2009, global healthcare packaging sales growth driven by the continued success of MWV’s Shellpak® solution was more than offset by the impact of unfavorable foreign currency exchange, modest sales declines in global beverage, tobacco, and home and garden, and more pronounced sales declines in the discretionary markets of global personal care and media packaging compared to 2008.

Profit for the Consumer Solutions segment was $25 million for the three months ended June 30, 2009 compared to $22 million for the three months ended June 30, 2008. As a result of the segment’s productivity initiatives and overhead cost reductions, which included the announced closure of two manufacturing facilities during the second quarter of 2009, profit in 2009 benefited by $20 million from improved net cost productivity compared to 2008. Profit in 2009 was negatively impacted by $8 million from lower sales volume, $5 million from the impact of unfavorable foreign currency exchange, $3 million from unfavorable pricing and product mix and $1 million from input cost inflation compared to 2008.

Sales for the Consumer Solutions segment were $1.09 billion for the six months ended June 30, 2009 compared to $1.26 billion for the six months ended June 30, 2008. During 2009, global healthcare packaging sales growth driven by the continued success of MWV’s Shellpak® solution was more than offset by the impact of unfavorable foreign currency exchange, modest sales declines in global beverage, tobacco, and home and garden, and more pronounced sales declines in the discretionary markets of global personal care and media packaging compared to 2008.

Profit for the Consumer Solutions segment was $38 million for the six months ended June 30, 2009 compared to $31 million for the six months ended June 30, 2008. As a result of the segment’s productivity initiatives and overhead cost reductions, which included the announced closure or restructure of 12 manufacturing facilities during the first half of 2009, profit in 2009 benefited by $43 million from improved net cost productivity compared to 2008. Profit also benefited by $1 million from input cost deflation compared to 2008. Profit in 2009 was negatively impacted by $14 million from the impact of unfavorable foreign currency exchange, $13 million from unfavorable pricing and product mix and $10 million from lower sales volume compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$234	$270	$397	$478
Segment profit (1)	31	27	26	24
(1) Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $234 million for the three months ended June 30, 2009 compared to $270 million for the three months ended June 30, 2008. While volumes for school products were in line with last year, volumes were lower for office products due to lower consumer spending, as well as for envelopes used by the financial services industry for direct-mail campaigns for credit cards and other solicitations. This segment continues to be impacted by Asian-based imported products.

Profit for the Consumer & Office Products segment was $31 million for the three months ended June 30, 2009 compared to $27 million for the three months ended June 30, 2008. The results in 2009 benefited by $12 million from improved net cost productivity compared to 2008. The results for 2009 were negatively impacted by $4 million from unfavorable product mix and $4 million from lower sales volume compared to 2008.

Sales for the Consumer & Office Products segment were $397 million for the six months ended June 30, 2009 compared to $478 million for the six months ended June 30, 2008. Volumes were lower for school products and office products due to lower consumer spending, as well as for envelopes used by the financial services industry for direct-mail campaigns for credit cards and other solicitations.

Profit for the Consumer & Office Products segment was $26 million for the six months ended June 30, 2009 compared to $24 million for the six months ended June 30, 2008. The results in 2009 benefited by $8 million from improved net cost productivity and $5 million from improved product mix compared to 2008. The results for 2009 were negatively impacted by $11 million from lower sales volume compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$116	$146	$210	$270
Segment profit (1)	15	11	16	23
(1) Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $116 million for the three months ended June 30, 2009 compared to $146 million for the three months ended June 30, 2008. While demand for pine chemicals and North American automotive carbons were below last year’s levels resulting in adjustments to refining and production schedules to reduce inventory, the segment benefited from stronger global demand for its asphalt solutions and its automotive carbons in emerging markets. Although the segment was able to remain firm on pricing, volume decline resulted in lower sales.

Profit for the Specialty Chemicals segment was $15 million for the three months ended June 30, 2009 compared to $11 million for the three months ended June 30, 2008. Profit in 2009 benefited by $10 million from productivity initiatives, overhead reduction actions and input cost deflation, and $9 million from improved pricing and product mix compared to 2008. Profit in 2009 was negatively impacted by $10 million from unabsorbed fixed manufacturing costs due to market-related downtime and $5 million from lower sales volume compared to 2008.

Sales for the Specialty Chemicals segment were $210 million for the six months ended June 30, 2009 compared to $270 million for the six months ended June 30, 2008. While demand for pine chemicals and North American automotive carbons were below last year’s levels resulting in adjustments to refining and production schedules to reduce inventory, the segment benefited from stronger global demand for its asphalt solutions and its automotive carbons in emerging markets. Although the segment was able to remain firm on pricing, volume decline resulted in lower sales.

Profit for the Specialty Chemicals segment was $16 million for the six months ended June 30, 2009 compared to $23 million for the six months ended June 30, 2008. Profit in 2009 was negatively impacted by $22 million from unabsorbed fixed manufacturing costs due to market-related downtime, $12 million from lower sales volume and $1 million from the impact of unfavorable foreign currency exchange compared to 2008. Profit in 2009 benefited by $17 million from improved pricing and product mix, and $11 million from productivity initiatives, overhead reduction actions and input cost deflation compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$23	$40	$109	$61
Segment profit (1)	3	24	59	32
(1) Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $23 million in for the three months ended June 30, 2009 compared to $40 million for the three months ended June 30, 2008. Profit was $3 million for the three months ended June 30, 2009 compared to $24 million for the three months ended June 30, 2008. Profit from real estate activities was $1 million in 2009 compared to $20 million in 2008. The segment sold approximately 1,700 acres for gross proceeds of $4.5 million in 2009 compared to approximately 7,300 acres for gross proceeds of $23.8 million in 2008. Profit from forestry operations and leasing activities was $2 million in 2009 compared to $4 million in 2008. Real estate industry conditions remain challenging due to continued credit tightening and weaker consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long- term real estate value creation plans, including enhancing rural land, as well as entitling and master planning its highest potential development land.

Sales for the Community Development and Land Management segment were $109 million for the six months ended June 30, 2009 compared to $61 million for the six months ended June 30, 2008. Profit was $59 million for the six months ended June 30, 2009 compared to $32 million for the six months ended June 30, 2008. Profit from real estate activities was $54 million in 2009 compared to $24 million in 2008. The segment sold approximately 35,800 acres for gross proceeds of $72.0 million in 2009 compared to approximately 9,300 acres for gross proceeds of $28.8 million in 2008. Profit from forestry operations and leasing activities was $5 million in 2009 compared to $8 million in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales	$13	$33	$24	$62
Corporate and Other profit (loss)	45	(65)	(130)	(146)

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation. The results include income and expense items not directly associated with segment operations, such as income from alternative fuel mixture credits, restructuring charges, pension income, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other activities.

Corporate and Other profit was $45 million for the three months ended June 30, 2009 compared to a loss of $65 million for the three months ended June 30, 2008. Contributing to the profit in 2009 compared to the loss in 2008 was income from alternative fuel mixture credits of $178 million, partially offset by higher restructuring charges of $29 million, a gain on sale of corporate real estate in 2008 of $15 million, lower pension income of $8 million, lower interest income of $4 million and other net unfavorable items of $12 million.

Corporate and Other loss was $130 million for the six months ended June 30, 2009 compared to a loss of $146 million for the six months ended June 30, 2008. Contributing to the lower loss in 2009 compared to 2008 was income from alternative fuel mixture credits of $178 million, partially offset by higher restructuring charges of $103 million, a gain on sale of corporate real estate in 2008 of $15 million, lower pension income of $14 million, a pension curtailment gain in 2008 of $10 million, lower interest income of $7 million and other net unfavorable items of $13 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In response to continued economic uncertainty and to enhance MWV’s liquidity, we are successfully executing our strategy of aggressively managing working capital usage and matching production with market demand, as well as suspending all non-critical capital projects and reducing our operating cost structure. Cash flow from operations increased to $266 million during the first six months of 2009 compared to $155 million in the first six months of 2008, primarily driven by cash received from alternative fuel mixture credits, improved working capital usage and increased cash flow from our land management business.

Cash and cash equivalents were $623 million at June 30, 2009 compared to $549 million at December 31, 2008. The credit quality of our portfolio of short-term investments remains strong with the majority of the company’s cash and cash equivalents invested in U.S. government securities. Cash flow from operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2009. In addition, the company’s U.S. qualified retirement plans remain over-funded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

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

Operating activities

During the six months ended June 30, 2009, cash generated by operating activities was the major source of funds for the company. Cash provided by operating activities was $266 million for the six months ended June 30, 2009 compared to $155 million for the six months ended June 30, 2008. The increase in cash flow in 2009 was primarily attributable to alternative fuel mixture credits of $134 million, improved working capital usage and increased cash flow from our land management business compared to 2008.

Investing activities

Cash used in investing activities was $107 million for the six months ended June 30, 2009 compared to $113 million for the six months ended June 30, 2008. Capital spending from continuing operations totaled $92 million for the six months ended June 30, 2009 compared to $140 million for the six months ended June 30, 2008. Annual capital spending in 2009 is expected to be below $250 million, down from $288 million in 2008, and will be primarily allocated to manufacturing improvements associated with the company’s strategic cost management initiative and to safety and environmental compliance programs.

Financing activities

Cash used in financing activities was $108 million for the six months ended June 30, 2009 compared to cash provided by financing activities of $126 million for the six months ended June 30, 2008. Net cash used in financing activities for the six months ended June 30, 2009 was driven by dividend payments of $79 million and changes in book overdrafts and other uses of funds of $29 million. Net cash provided by financing activities for the six months ended June 30, 2008 was driven by a net increase in short-term notes payable of $235 million and other sources of funds of $4 million, offset in part by dividend payments of $80 million and a net decrease in long-term debt of $33 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company has available a $750 million bank credit facility that expires in December 2010. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The $750 million revolving credit agreement contains a financial covenant limiting the percentage of total debt (including a $338 million liability non-recourse to MWV) to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at June 30, 2009 and December 31, 2008. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The effect of currency exchange rate changes on cash and cash equivalents had a favorable impact of $23 million and $18 million for the six months ended June 30, 2009 and 2008, respectively.

The percentage of total debt to total capitalization for MWV was 44% at June 30, 2009 and 45% at December 31, 2008.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $13 million and $30 million in environmental capital expenditures in 2009 and 2010, respectively. Approximately $16 million was spent on environmental capital projects in 2008.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2009, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Legislation now under consideration in Congress, and recently approved by the House of Representatives, would, over time, require sweeping reductions of greenhouse gas emissions in the United States. Although substantial allowances would be provided to energy intensive industries in the early years of this program, the adverse economic impact on certain of the company’s more energy intensive operations could increase substantially in future decades, especially for those most dependent on coal. The possibility of ever increasing, and ever more uncertain, energy costs may influence the company’s investment decisions regarding certain of its energy intensive operations, should such legislation be enacted. Key variables include, but are not limited to the cost, and the relative predictability of the cost, of any required emissions permits; the availability and affordability of alternative, lower carbon, energy sources; the regulatory treatment of biomass as a fuel source for the forest products industry and other industries; the recognition given to emissions reductions already achieved; the future cost of energy generally and its overall impact on the economy; and the degree to which new regulatory requirements would also be borne by the company’s international competitors. The company has communicated its concerns about provisions of the pending legislation to members of Congress.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. All of the claims against the company resolved to date have been concluded before trial, either through dismissal or through settlement with payments to the plaintiff that are not material to the company. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2009, there were approximately 600 lawsuits outstanding. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2009, the company had recorded litigation liabilities of approximately $18 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK

Given continued worldwide economic uncertainty, results for the second half of 2009 are difficult to predict. MWV is directly addressing the uncertain economic environment by remaining focused on the key items within its control that are expected to maintain the company’s solid financial position and maximize the company’s performance, including:

•	continuing to take actions across each business, including aggressively focusing on the most profitable markets, products and customers, to achieve above cost of capital returns;

•	matching production to demand to conserve cash costs;

•	vigilantly managing working capital usage and reducing discretionary spending;

•	reducing capital expenditures by narrowing spending on more immediate, high-return investments; and,

•	continuing to reduce the company’s overhead structure and rationalize manufacturing capacity.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Alternative fuel mixture credit

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualifies for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process to power its paperboard mills. In April 2009, the company was notified that its registration as an alternative fuel mixer was approved by the Internal Revenue Service. Following receipt of certification by the Internal Revenue Service, the company submitted refund claims totaling $180 million ($178 million after associated expenses) based on fuel usage at its three U.S. paperboard mills from mid-January 2009 to June 30, 2009, and received cash totaling $134 million through the end of the second quarter. The credit is currently scheduled to expire on December 31, 2009. The pre-tax impact of the excise credit, net of associated expenses, is included in other income in the consolidated statement of operations in the amount of $178 million for the three months ended June 30, 2009, and is included in Corporate and Other for segment reporting purposes.

Restructuring charges

During 2005, the company launched a cost initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs.

Three months ended June 30, 2009

During the three months ended June 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $39 million related to employee separation costs, asset write-downs and other restructuring actions, of which $30 million is included in cost of sales and $9 million is included in selling, general and administrative expenses. Of this amount, $20 million related to employee separation costs and $19 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following tables and discussion present additional detail by segment and program for the three months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$14	$15	$29
Consumer & Office Products	3	1	4
Packaging Resources	2	2	4
All other	1	1	2

Total restructuring charges	$20	$19	$39

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$1	$1
2008 program	20	18	38

Total restructuring charges	$20	$19	$39

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

During the three months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $14 million related to employee separation costs covering approximately 270 employees and $15 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Consumer & Office Products

During the three months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation costs covering approximately 120 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Packaging Resources

During the three months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 60 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

All other

During the three months ended June 30, 2009, the company recorded additional pre-tax charges of $2 million, of which $1 million related to employee separation costs covering approximately 85 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

Six months ended June 30, 2009

During the six months ended June 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $120 million related to employee separation costs, asset write-downs and other restructuring actions, of which $96 million is included in cost of sales and $24 million is included in selling, general and administrative expenses. Of this amount, $41 million related to employee separation costs and $79 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following tables and discussion present additional detail by segment and program for the six months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$27	$31	$58
Packaging Resources	6	2	8
Consumer & Office Products	6	1	7
All other	2	45	47

Total restructuring charges	$41	$79	$120

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$3	$3
2008 program	41	76	117

Total restructuring charges	$41	$79	$120

Consumer Solutions

During the six months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $58 million, of which $27 million related to employee separation costs covering approximately 590 employees and $31 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Packaging Resources

During the six months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

Consumer & Office Products

During the six months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $7 million, of which $6 million related to employee separation costs covering approximately 270 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2009.

All other

During the six months ended June 30, 2009, the company recorded additional pre-tax charges of $47 million. Of this amount, $45 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation costs covering approximately 95 employees. The affected employees will be separated from the company by mid-2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2008

During the three months ended June 30, 2008, the company recorded pre-tax restructuring charges of $10 million related to employee separation costs, asset write-downs and other restructuring actions, of which $4 million was recorded within cost of sales, $4 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $4 million related to employee separation costs and $6 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes. All charges were pursuant to the company’s 2005 cost initiative discussed above.

The following table and discussion present additional detail by business segment for the three months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$2	$4
Specialty Chemicals	—	2	2
All other	2	2	4

Total restructuring charges	$4	$6	$10

Consumer Solutions

During the three months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation costs covering approximately 40 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

Specialty Chemicals

During the three months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $2 million related to asset write-downs and other restructuring actions.

All other

During the three months ended June 30, 2008, the company recorded additional pre-tax charges of $4 million. Of this amount, $2 million related to employee separation costs covering approximately 30 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

Six months ended June 30, 2008

During the six months ended June 30, 2008, the company recorded pre-tax restructuring charges of $17 million related to employee separation costs, asset write-downs and other restructuring actions, of which $8 million was recorded within cost of sales, $7 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other income, net. Of this amount, $8 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes. All charges were pursuant to the company’s 2005 cost initiative discussed above.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by business segment for the six months ended June 30, 2008:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$5	$4	$9
Specialty Chemicals	—	3	3
All other	3	2	5

Total restructuring charges	$8	$9	$17

Consumer Solutions

During the six months ended June 30, 2008, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $9 million, of which $5 million related to employee separation costs covering approximately 240 employees and $4 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

Specialty Chemicals

During the six months ended June 30, 2008, the Specialty Chemicals segment had various restructuring actions resulting in pre-tax charges of $3 million related to asset write-downs and other restructuring actions.

All other

During the six months ended June 30, 2008, the company recorded additional pre-tax charges of $5 million. Of this amount, $3 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company by the end of 2008.

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

NEW ACCOUNTING STANDARDS

On January 1, 2009, as permitted by FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the company adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for all non-financial assets and non-financial liabilities. Under the transition rules provided by the FASB, the company previously adopted the provisions of SFAS No. 157 for all financial assets and financial liabilities as of January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but applies to existing accounting pronouncements that require or permit fair value measurement as the relevant measurement attribute. The adoption of SFAS No. 157 did not have a material effect on the company’s consolidated financial statements. See Note 2 of Notes to Consolidated Financial Statements for related disclosures as required by the provisions of SFAS No. 157.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On January 1, 2009, the company adopted the provisions of SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) and Staff Position No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (“FSP No. 141(R)-1”). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. FSP No. 141(R)-1 amends the provisions of SFAS No. 141(R) related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141(R) and FSP No. 141(R)-1 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these standards did not have an effect on the company’s consolidated financial statements for the three and six months ended June 30, 2009.

On January 1, 2009, the company adopted the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated statement of operations is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statements of operations of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years and interim periods beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the company’s consolidated financial statements. See Note 9 of Notes to Consolidated Financial Statements for related disclosures as required by the provisions of SFAS No. 160.

On January 1, 2009, the company adopted the provisions of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material effect on the company’s consolidated financial statements. See Note 6 of Notes to Consolidated Financial Statements for related disclosures as required by the provisions of SFAS No. 161.

On June 30, 3009, the company adopted the provisions of Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. 107-1 and APB 28-1”), which requires disclosures about fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. FSP No. 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the company’s consolidated financial statements. See Note 2 of Notes to Consolidated Financial Statements for related disclosures as required by the provisions of this standard.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On June 30, 2009, the company adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. This Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual reporting period ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on the company’s consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no material change in the company’s exposure to market risk from December 31, 2008 to June 30, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2009, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2009, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2009, there have been the following additions to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency as a means of reducing its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual emissions at its three currently operating U.S. integrated mills by over 475,000 metric tons. In 2008, total direct emissions from the company’s U.S. manufacturing facilities were 2,377,000 metric tons. In 2008, total indirect emissions from purchased electric power consumed at its U.S. manufacturing facilities were 902,000 metric tons. Indirect emissions in 2008 resulting from transportation are estimated to have been 300,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. MWV’s emissions are calculated using the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting greenhouse gas emissions.

Legislation now under consideration in Congress, and recently approved by the House of Representatives, would, over time, require sweeping reductions of greenhouse gas emissions in the United States. Although substantial allowances would be provided to energy intensive industries in the early years of this program, the adverse economic impact on certain of the company’s more energy intensive operations could increase substantially in future decades, especially for those most dependent on coal. The possibility of ever increasing, and ever more uncertain, energy costs may influence the company’s investment decisions regarding certain of its energy intensive operations, should such legislation be enacted. Key variables include, but are not limited to the cost, and the relative predictability of the cost, of any required emissions permits; the availability and affordability of alternative, lower carbon, energy sources; the regulatory treatment of biomass as a fuel source for the forest products industry and other industries; the recognition given to emissions reductions already achieved; the future cost of energy generally and its overall impact on the economy; and the degree to which new regulatory requirements would also be borne by the company’s international competitors. The company has communicated its concerns about provisions of the pending legislation to members of Congress.

Changes in other environmental laws and regulation, or their application, could subject the company to significant additional capital expenditures and operating expenses. However, any such changes are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Additional information regarding environmental proceedings involving MeadWestvaco is set forth in Part II, Item 1.

Changes in Tax Laws May Have a Material Effect on Our Future Cash Flows and Results of Operations

Our earnings in the second quarter of 2009 include an excise tax credit of $180 million before taxes for alternative fuel mixtures produced for use as a fuel in our business. Cash provided by operations in the second quarter of 2009 include $134 million relating to this credit. The credit is currently scheduled to expire December 31, 2009. If this excise tax credit were to be terminated or materially changed prior to December 31, 2009, this may have a material effect on our future cash flows and results of operations.

Changes in business tax laws being proposed by the President, relating to international taxation, could subject the company to significant additional taxes. Future changes in U.S. tax provisions are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional U.S. tax expense the company would incur.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.2 to the company’s Form 8-K on October 23, 2008, and incorporated herein by reference.

10.1	MeadWestvaco Corporation 2005 Performance Incentive Plan, Amended and Restated Effective January 1, 2009, previously filed as Exhibit 10.1 to the company’s Form 8-K on April 30, 2009, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

August 5, 2009	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer