Form 10-Q
period 2009-09-30
MEADWESTVACO Corp
filed 2009-11-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	11013 West Broad Street Glen Allen, Virginia 23060 Telephone 804-327-5200 (Address and telephone number of registrant’s principal executive offices)
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

At October 31, 2009, there were 171,138,731 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$1,627	$1,811	$4,413	$5,038

Cost of sales	1,297	1,490	3,693	4,189
Selling, general and administrative expenses	188	212	591	615
Interest expense	52	52	155	155
Other (income) expense, net	(94)	6	(287)	(22)

Income from continuing operations before income taxes	184	51	261	101

Income tax provision	56	5	87	5

Income from continuing operations	128	46	174	96

Income from discontinued operations, net of income taxes	—	8	—	10

Net income attributable to the company	$128	$54	$174	$106

Net income per share – basic:
Income from continuing operations	$0.75	$0.26	$1.02	$0.55
Income from discontinued operations	—	0.05	—	0.06

Net income attributable to the company	$0.75	$0.31	$1.02	$0.61

Net income per share – diluted:
Income from continuing operations	$0.74	$0.26	$1.01	$0.55
Income from discontinued operations	—	0.05	—	0.06

Net income attributable to the company	$0.74	$0.31	$1.01	$0.61

Shares used to compute net income per share:
Basic	171.4	171.0	171.3	172.8
Diluted	173.6	171.4	172.7	173.2

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$765	$549
Accounts receivable, net	884	799
Inventories	737	695
Other current assets	120	118

Current assets	2,506	2,161

Property, plant, equipment and forestlands, net	3,427	3,518
Prepaid pension asset	789	634
Goodwill	819	805
Other assets	1,285	1,337

	$8,826	$8,455

LIABILITIES AND EQUITY
Accounts payable	$539	$567
Accrued expenses	643	618
Notes payable and current maturities of long-term debt	104	89

Current liabilities	1,286	1,274

Long-term debt	2,222	2,309
Other long-term obligations	1,000	972
Deferred income taxes	989	919

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2009 – 171,142,125 (2008 – 170,813,516)	2	2
Additional paid-in capital	3,122	3,108
Retained earnings	263	207
Accumulated other comprehensive loss	(73)	(350)

Total shareholders’ equity	3,314	2,967
Non-controlling interests	15	14

Total equity	3,329	2,981

	$8,826	$8,455

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$174	$106
Discontinued operations	—	(10)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	336	361
Deferred income taxes	49	(45)
Loss (gain) on sales of assets, net	4	(14)
Pension income excluding the effects of termination benefits and curtailments	(47)	(63)
Impairment of long-lived assets	92	3
Changes in working capital, excluding the effects of acquisitions and dispositions	9	(142)
Change in alternative fuel mixture credit receivable	(37)	—
Other, net	(34)	(14)

Net cash provided by operating activities from continuing operations	546	182
Discontinued operations	—	12

Net cash provided by operating activities	546	194

Cash flows from investing activities:
Capital expenditures	(140)	(207)
Payments for acquired businesses, net of cash acquired	(15)	(15)
Proceeds from dispositions of assets	44	65
Other	(26)	(31)
Discontinued operations	—	456

Net cash (used in) provided by investing activities	(137)	268

Cash flows from financing activities:
Proceeds from issuance of long-term debt	249	2
Repayment of long-term debt	(326)	(35)
Changes in notes payable and other short-term borrowings, net	7	(2)
Changes in book overdrafts, net	(43)	(3)
Dividends paid	(118)	(119)
Other	(4)	—

Net cash used in financing activities	(235)	(157)

Effect of exchange rate changes on cash	42	(28)

Increase in cash and cash equivalents	216	277

Cash and cash equivalents:
At beginning of period	549	245

At end of period	$765	$522

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. Management has considered events or transactions occurring subsequent to the balance sheet date through November 4, 2009 (the issuance date of these interim consolidated financial statements) for potential recognition or disclosure in the company’s consolidated financial statements. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, except for changes adopted in 2009 pursuant to the new accounting guidance discussed below.

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

New accounting guidance

During 2009, the company has or will adopt the below new accounting guidance as promulgated by the Financial Accounting Standards Board.

Fair value measurements

The company has adopted a new framework for measuring fair value and has provided additional disclosures about fair value measurements. As permitted by transition rules, the new framework for measuring fair value and the related disclosures were adopted for all financial assets and liabilities as of January 1, 2008, and for all non-financial assets and liabilities as of January 1, 2009. Furthermore, on June 30, 2009, the company adopted new accounting guidance that requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. See Note 2 for disclosures of fair value measurements.

Disclosures about defined benefit plan assets

On January 1, 2009, the company adopted new annual disclosure requirements regarding the plan assets of its defined benefit pension plans. The new disclosures are effective for years ending after December 15, 2009 and will provide users of the company’s consolidated financial statements with an understanding of how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Accounting for business combinations

On January 1, 2009, the company adopted, as required, a revised accounting model for business combinations. Under the revised guidance, an acquirer is required to recognize the assets acquired, liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) is required to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. The requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. The company has applied the revised accounting model prospectively to business combinations for which the acquisition date was on or after January 1, 2009. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

Accounting for non-controlling interests

On January 1, 2009, the company adopted new accounting guidance regarding the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also changed the way the consolidated statement of operations is presented by requiring consolidated net income to include the amounts, if material, attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statement of operations of the amount of consolidated net income attributable to the parent and to the non-controlling interest. See Note 9 for disclosures of non-controlling interests.

Disclosures about derivative instruments and hedging activities

On January 1, 2009, the company adopted new accounting guidance that expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how an entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 for disclosures of derivative instruments and hedging activities.

Accounting for and disclosures of subsequent events

On June 30, 2009, the company adopted new accounting guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at September 30, 2009, measured on a recurring and non-recurring basis:

In millions	September 30, 2009	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$9	$—	$9	$—
Derivatives-liabilities	(12)	—	(12)	—
Cash equivalents	605	605	—	—

Non-recurring fair value measurements:
Long-lived assets held and used	$3	$—	$—	$3
Long-lived assets held for sale	4	—	—	4

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

Long-lived assets held and used with a carrying value of $80 million were written down to their estimated fair value of $3 million, resulting in an impairment charge of $77 million for the nine months ended September 30, 2009 (impairment charge recognized for the three months ended September 30, 2009 was $26 million). In addition, long-lived assets held for sale with a carrying value of $19 million were written down to their estimated fair value of $4 million, resulting in an impairment charge of $15 million for the nine months ended September 30, 2009 (impairment charge recognized for the three months ended September 30, 2009 was $2 million). A combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows was used to determine the fair values of the above long-lived assets.

At September 30, 2009, the book value of financial instruments included in debt is $2.3 billion and the fair value is estimated to be $2.2 billion. The estimate of the fair value of financial instruments included in long-term debt is based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

3. Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs.

Three months ended September 30, 2009

During the three months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $43 million related to employee separation costs, asset write-downs and other restructuring actions, of which $41 million is included in cost of sales and $2 million is included in selling, general and administrative expenses. Of this amount, $3 million related to employee separation costs and $40 million related to asset write-downs and other restructuring actions. All charges were pursuant to the company’s 2008 cost initiative. Although these charges primarily related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table and discussion present additional detail by segment for the three months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$1	$31	$32
Consumer Solutions	2	7	9
Consumer & Office Products	—	1	1
All other	—	1	1

Total restructuring charges	$3	$40	$43

Packaging Resources

During the three months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $32 million, of which $1 million related to employee separation costs covering approximately 70 employees and $31 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill. The affected employees will be separated from the company by mid-2010.

Consumer Solutions

During the three months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in North America and Europe. These actions resulted in pre-tax charges of $9 million, of which $2 million related to employee separation costs covering approximately 70 employees and $7 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

Consumer & Office Products

During the three months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

All other

During the three months ended September 30, 2009, the company recorded additional pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

Nine months ended September 30, 2009

During the nine months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $163 million related to employee separation costs, asset write-downs and other restructuring actions, of which $137 million is included in cost of sales and $26 million is included in selling, general and administrative expenses. Of this amount, $44 million related to employee separation costs and $119 million related to asset write-downs and other restructuring actions. Although these charges primarily related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables and discussion present additional detail by segment and program for the nine months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$29	$38	$67
Packaging Resources	7	33	40
Consumer & Office Products	6	2	8
All other	2	46	48

Total restructuring charges	$44	$119	$163

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$3	$3
2008 program	44	116	160

Total restructuring charges	$44	$119	$163

Consumer Solutions

During the nine months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in North America and Europe. These actions resulted in pre-tax charges of $67 million, of which $29 million related to employee separation costs covering approximately 650 employees and $38 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

Packaging Resources

During the nine months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $40 million, of which $7 million related to employee separation costs covering approximately 150 employees and $33 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill. The affected employees will be separated from the company by mid-2010.

Consumer & Office Products

During the nine months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs covering approximately 320 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

All other

During the nine months ended September 30, 2009, the company recorded additional pre-tax charges of $48 million. Of this amount, $46 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation costs covering approximately 90 employees. The affected employees will be separated from the company by the end of 2010.

Three months ended September 30, 2008

During the three months ended September 30, 2008, the impact of restructuring charges on the results from continuing operations was not significant.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine months ended September 30, 2008

During the nine months ended September 30, 2008, the company incurred pre-tax restructuring charges of $18 million related to employee separation costs and other restructuring actions, of which $8 million was recorded within cost of sales, $8 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other (income) expense, net. Of this amount, $9 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. All charges were pursuant to the company’s 2005 cost initiative. Although these charges primarily related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

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

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2009:

	Employee costs			Other costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2008	$14	$25	$39	$5	$—	$5	$19	$25	$44
Charges	—	44	44	2	9	11	2	53	55
Payments	(14)	(31)	(45)	(2)	(6)	(8)	(16)	(37)	(53)

Balance at September 30, 2009	$—	$38	$38	$5	$3	$8	$5	$41	$46

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Inventories and property, plant and equipment

Inventories consist of:

In millions	September 30, 2009	December 31, 2008
Raw materials	$194	$174
Production materials, stores and supplies	88	90
Finished and in-process goods	455	431

	$737	$695

Property, plant and equipment is net of accumulated depreciation of $3.71 billion and $3.48 billion at September 30, 2009 and December 31, 2008, respectively.

5. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2009		December 31, 2008
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Customer contracts and lists	$306	$75	$301	$64
Trademarks and tradenames	210	90	203	80
Patents	63	42	63	37
Other – primarily licensing rights	47	32	44	31

	$626	$239	$611	$212

Included in other assets are indefinite-lived intangible assets with carrying values of $98 million and $96 million at September 30, 2009 and December 31, 2008, respectively.

The company recorded amortization expense for intangible assets subject to amortization of $10 million for the three months ended September 30, 2009 and 2008, and $31 million and $32 million for the nine months ended September 30, 2009 and 2008, respectively. Based on the September 30, 2009 carrying values of intangible assets subject to amortization, estimated amortization expense for 2009 and each of the succeeding five years is as follows: 2009 – $41 million; 2010 – $40 million; 2011 – $37 million; 2012 – $36 million; 2013 – $36 million; and 2014 – $31 million.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

All derivative instruments are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair values. Fair value estimates are based on relevant market information, including market rates and prices. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in earnings when the hedged item affects earnings. The ineffective portions of these cash flow hedges are recognized, as incurred, in earnings. For a derivative designated as a fair value hedge, changes in fair value of both the derivative and the hedged item are recognized in earnings. Changes in the fair value of a derivative not designated as a qualifying hedge are recognized in earnings.

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2009 and 2008 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency hedges
In millions	2009	2008	2009	2008	2009	2008	2009	2008
(Loss) gain recognized in other comprehensive loss (effective portion)	$(1)	$9	$—	$(34)	$—	$—	$—	$—

(Loss) gain reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(3)	$—	$(7)	$3	$—	$—	$—	$—
(Loss) gain recognized in earnings [1]	—	—	—	(1)	3	2	7	2

Total (loss) gain recognized in earnings	$(3)	$—	$(7)	$2	$3	$2	$7	$2

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.

The pre-tax effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive loss for the nine months ended September 30, 2009 and 2008 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency hedges
In millions	2009	2008	2009	2008	2009	2008	2009	2008
Loss recognized in other comprehensive loss (effective portion)	$(3)	$(1)	$(12)	$(1)	$—	$—	$—	$—

(Loss) gain reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(1)	$(10)	$(22)	$6	$—	$—	$—	$—
(Loss) gain recognized in earnings [1]	—	—	—	—	3	(1)	16	(3)

Total (loss) gain recognized in earnings	$(1)	$(10)	$(22)	$6	$3	$(1)	$16	$(3)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Assets/(Liabilities)
		Fair value [1]
In millions	Classification	September 30, 2009	December 31, 2008
Derivatives designated as hedges:
Natural gas	Accounts payable	$(9)	$(15)
Natural gas	Other long-term obligations	—	(3)
Interest rate swaps	Other assets	3	—
Foreign currency	Accounts payable	(3)	(1)

		(9)	(19)

Derivatives not designated as hedges:
Foreign currency	Other current assets	6	—
Foreign currency	Accounts payable	—	(2)

		6	(2)

Total derivatives		$(3)	$(21)

[1]	Fair values of derivative instruments are also disclosed in Note 2.

Natural gas

In order to better predict and control the future cost of natural gas consumed at certain of the company’s manufacturing facilities, the company engages in financial hedging of future gas purchase prices. Natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at September 30, 2009 and December 31, 2008 was $26 million and $61 million, respectively, and hedged consumption of 3 million and 7 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the natural gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $8 million. As of September 30, 2009, the maximum remaining term of existing hedges was two years. For the three and nine months ended September 30, 2009 and 2008, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign currency

The company uses foreign currency forward contracts to manage foreign currency exchange risks associated with certain short-term foreign inter-company loans, certain foreign cash deposits, certain foreign currency sales and purchases of its global operations, and certain foreign sales by its U.S. operations. These contracts are used to hedge the variability of exchange rates on the company’s cash flows and cash deposits.

Forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. The total notional amount of these foreign currency forward contracts was $425 million and $170 million at September 30, 2009 and December 31, 2008, respectively. Gains and losses related to these forward contracts are included in other (income) expense, net.

Other forward contracts, which are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and are for terms of up to one year, are designated as cash flow hedges. For these hedges, realized gains and losses are recorded in net sales concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The total notional amount of these foreign currency forward contracts was $62 million and $78 million at September 30, 2009 and December 31, 2008, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $4 million. As of September 30, 2009, the maximum remaining term of existing hedges was twelve months. For the three and nine months ended September 30, 2009 and 2008, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. The total notional amount of swapped debt was $250 million at September 30, 2009. There were no outstanding interest-rate swaps at December 31, 2008. For the three and nine months ended September 30, 2009, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For these fair value hedges, changes in the fair value of both the hedge instruments and hedged items are recorded in interest expense.

7. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post-retirement plans for the three and nine months ended September 30, 2009 and 2008 are presented in the below table. Net periodic pension income from continuing operations excluding the effects of termination benefits and curtailments was $18 million and $20 million for the three months ended September 30, 2009 and 2008, respectively, and $47 million and $63 million for the nine months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2008, pension amounts in the below table are not adjusted to exclude discontinued operations and include $2 million of net pension cost attributed to the company’s North Charleston, South Carolina kraft paper mill and related assets sold in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended September 30,
	Pension benefits		Post-retirement benefits
In millions	2009	2008	2009	2008
Service cost – benefits earned during the period	$11	$11	$1	$1
Interest cost on projected benefit obligation	38	38	2	1
Expected return on plan assets	(68)	(71)	—	—
Amortization of prior service cost	—	1	—	—
Amortization of net actuarial loss	1	1	1	—
Curtailment gain	(6)	—	—	—

Net periodic benefit (income) cost	$(24)	$(20)	$4	$2

	Nine months ended September 30,
	Pension benefits		Post-retirement benefits
In millions	2009	2008	2009	2008
Service cost – benefits earned during the period	$34	$33	$2	$3
Interest cost on projected benefit obligation	116	114	6	5
Expected return on plan assets	(202)	(213)	—	—
Amortization of prior service cost (income)	3	4	(1)	(1)
Amortization of net actuarial loss	2	1	3	—
Termination benefits	1	—	—	—
Curtailment gain	(6)	(10)	—	—

Net periodic benefit (income) cost	$(52)	$(71)	$10	$7

Curtailment recognition

For the three and nine months ended September 30, 2009, the company recorded a pre-tax curtailment gain of $6 million with respect to U.S. employee terminations pursuant to the company’s 2008 cost initiative. Plan assets and liabilities were re-measured at September 30, 2009 using a discount rate of 5.5%, resulting in a net increase to the plans’ funded status for which the company recorded an after-tax gain of $28 million in other comprehensive loss.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the nine months ended September 30, 2009. However, the company expects to contribute $3 million to the funded non-U.S. plans in 2009.

The company expects to pay benefits to participants of the unfunded U.S. nonqualified, post-retirement, and non-U.S. plans of $5 million, $19 million, and $1 million in 2009, respectively. During the nine months ended September 30, 2009, $18 million was paid by the company. The company anticipates paying an additional $7 million during the remainder of 2009.

8. Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are included in the weighted average shares outstanding, if dilutive. The number of potentially dilutive shares excluded from the calculation of diluted net income per share was 7.9 million and 8.5 million for the three months ended September 30, 2009 and 2008, respectively, and 8.2 million and 8.1 million for the nine months ended September 30, 2009 and 2008, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Equity

Changes in equity for the three months ended September 30, 2009 and 2008 are as follows:

Three months ended September 30, 2009	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at June 30, 2009	171.1	$2	$3,117	$135	$(197)	$15	$3,072
Comprehensive income:
Net income	—	—	—	128	—	—	128
Foreign currency translation	—	—	—	—	90	—	90
Adjustments related to pension and other benefit plans	—	—	—	—	29	—	29
Unrealized gain on derivative instruments, net	—	—	—	—	5	—	5

Comprehensive income	—	—	—	—	—	—	252

Share-based compensation	—	—	5	—	—	—	5

Balance at September 30, 2009	171.1	$2	$3,122	$263	$(73)	$15	$3,329

Three months ended September 30, 2008	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total equity
Balance at June 30, 2008	170.8	$2	$3,094	$209	$476	$13	$3,794
Comprehensive loss:
Net income	—	—	—	54	—	—	54
Foreign currency translation	—	—	—	—	(232)	—	(232)
Adjustments related to pension and other benefit plans	—	—	—	—	—	—	—
Unrealized loss on derivative instruments, net	—	—	—	—	(16)	—	(16)

Comprehensive loss	—	—	—	—	—	—	(194)

Sale of non-controlling interest	—	—	—		—	(9)	(9)
Acquisition of non-controlling interest	—	—	—	—	—	7	7
Share-based compensation	—	—	8	—	—	—	8

Balance at September 30, 2008	170.8	$2	$3,102	$263	$228	$11	$3,606

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in equity for the nine months ended September 30, 2009 and 2008 are as follows:

Nine months ended September 30, 2009	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive income:
Net income	—	—	—	174	—	—	174
Foreign currency translation	—	—	—	—	193	—	193
Adjustments related to pension and other benefit plans	—	—	—	—	79	—	79
Unrealized gain on derivative instruments, net	—	—	—	—	5	—	5

Comprehensive income	—	—	—	—	—	—	451

Capital contribution from non-controlling interest	—	—	—	—	—	1	1
Dividends declared	—	—	—	(118)	—	—	(118)
Share-based compensation	0.3	—	14	—	—	—	14

Balance at September 30, 2009	171.1	$2	$3,122	$263	$(73)	$15	$3,329

Nine months ended September 30, 2008	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total equity
Balance at December 31, 2007	173.8	$2	$3,080	$276	$350	$13	$3,721
Comprehensive loss:
Net income	—	—	—	106	—	—	106
Foreign currency translation	—	—	—	—	(100)	—	(100)
Adjustments related to pension and other benefit plans	—	—	—	—	(23)	—	(23)
Unrealized gain on derivative instruments, net	—	—	—	—	1	—	1

Comprehensive loss	—	—	—	—	—	—	(16)

Sale of non-controlling interest	—	—	—		—	(9)	(9)
Acquisition of non-controlling interest	—	—	—	—	—	7	7
Dividends declared	—	—	—	(119)	—	—	(119)
Share-based compensation	(0.1)	—	22	—	—	—	22
Stock repurchased	(2.9)	—	—	—	—	—	—

Balance at September 30, 2008	170.8	$2	$3,102	$263	$228	$11	$3,606

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation. The results include income and expense items not directly associated with segment operations, such as income from alternative fuel tax credits, restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales, a loss on early extinguishment of debt and other activities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment results for the three and nine months ended September 30, 2009 and 2008 are as follows:

Three months ended September 30, 2009	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$530	$97	$627	$74
Consumer Solutions	585	—	585	35
Consumer & Office Products	303	—	303	51
Specialty Chemicals	154	1	155	24
Community Development and Land Management	40	1	41	20
Corporate and Other	15	—	15	(20)

Total	1,627	99	1,726	184
Intersegment eliminations	—	(99)	(99)	—

Consolidated totals	$1,627	$—	$1,627	$184

Three months ended September 30, 2008	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$631	$99	$730	$64
Consumer Solutions	653	—	653	14
Consumer & Office Products	312	—	312	38
Specialty Chemicals	153	1	154	16
Community Development and Land Management	33	2	35	11
Corporate and Other	29	—	29	(92)

Total	1,811	102	1,913	51
Intersegment eliminations	—	(102)	(102)	—

Consolidated totals	$1,811	$—	$1,811	$51

Nine months ended September 30, 2009	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,492	$317	$1,809	$142
Consumer Solutions	1,672	—	1,672	73
Consumer & Office Products	700	—	700	77
Specialty Chemicals	363	2	365	40
Community Development and Land Management	147	3	150	79
Corporate and Other	39	—	39	(150)

Total	4,413	322	4,735	261
Intersegment eliminations	—	(322)	(322)	—

Consolidated totals	$4,413	$—	$4,413	$261

Nine months ended September 30, 2008	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,729	$306	$2,035	$150
Consumer Solutions	1,914	1	1,915	45
Consumer & Office Products	790	—	790	62
Specialty Chemicals	423	1	424	39
Community Development and Land Management	91	5	96	43
Corporate and Other	91	—	91	(238)

Total	5,038	313	5,351	101
Intersegment eliminations	—	(313)	(313)	—

Consolidated totals	$5,038	$—	$5,038	$101

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2009, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2009, there were approximately 570 lawsuits outstanding. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2009, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Other (income) expense, net

Other (income) expense, net is comprised of the following items for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Alternative fuel tax credit (1)	$(103)	$—	$(281)	$—
Loss on early extinguishment of debt (2)	18	—	18	—
Interest income	(5)	(10)	(15)	(28)
Foreign currency exchange (gains) losses	(2)	15	(2)	17
Loss (gains) on asset sales, net	1	—	1	(13)
Other	(3)	1	(8)	2

	$(94)	$6	$(287)	$(22)

(1)

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. In April 2009, the company was notified by the Internal Revenue Service that its registration as an alternative fuel mixer was approved. The company filed claims for alternative fuel mixture credits covering eligible periods from mid-January 2009 to September 30, 2009 totaling $281 million, net of associated expenses, of which $248 million was received in cash through September 30, 2009. The effect of the tax credit is included in Corporate and Other for segment reporting purposes. The credit is currently scheduled to expire on December 31, 2009.

(2)

During the three months ended September 30, 2009, the company received $245 million of net proceeds from the issuance of $250 million aggregate principal amount of 7.375% notes due September 2019. Pursuant to a tender offer during the three months ended September 30, 2009, the company applied the above net proceeds and cash-on-hand towards the acquisition of $314 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $336 million plus accrued interest of $9 million. The effect of the loss on early extinguishment of debt is included in Corporate and Other for segment reporting purposes.

As a result of the above transactions, the company’s outstanding debt as of September 30, 2009 (excluding capital leases and notes payable) maturing in the next five calendar years is as follows: 2010 – $8 million, 2011 – $15 million, 2012 – $334 million, 2013 – $28 million, and 2014 – $30 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Discontinued operations

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. For the three and nine months ended September 30, 2008, the after-tax operating results of the Kraft business are reported as discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2008:

In millions, except per share amounts	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net sales	$—	$253

Cost of sales	—	238
Selling, general and administrative expenses	—	6
Interest expense	—	7
Other income, net	(13)	(14)

Income before income taxes	13	16

Income tax provision	5	6

Net income	$8	$10

Net income per share	$0.05	$0.06

14. Income taxes

For the three and nine months ended September 30, 2009, the effective tax rate attributable to income from continuing operations was approximately 30% and 33%, respectively. For the three and nine months ended September 30, 2008, the effective tax rate attributable to income from continuing operations was approximately 10% and 5%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations, and discrete items including favorable tax settlements in 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2009, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported net income from continuing operations of $128 million, or $0.74 per share, compared to net income from continuing operations of $46 million, or $0.26 per share, for the three months ended September 30, 2008. The results from continuing operations for the three months ended September 30, 2009 include after-tax income of $64 million, or $0.37 per share, from an excise tax credit earned under 2007 legislation enacted to provide a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. This item is described below under “Alternative fuel mixture credit.” The results from continuing operations for the three months ended September 30, 2009 also include after-tax restructuring charges of $28 million, or $0.16 per share, after-tax income of $13 million, or $0.07 per share, from vacation accrual adjustments due to a policy change, an after-tax net charge of $11 million, or $0.06 per share, from early extinguishment of debt, and an after-tax gain of $4 million, or $0.02 per share, from the recognition of a pension curtailment.

For the nine months ended September 30, 2009, the company reported net income from continuing operations of $174 million, or $1.01 per share, compared to net income from continuing operations of $96 million, or $0.55 per share, for the nine months ended September 30, 2008. The results from continuing operations for the nine months ended September 30, 2009 include after-tax income of $176 million, or $1.02 per share, from the alternative fuel mixture credit mentioned above, after-tax restructuring charges of $104 million, or $0.60 per share, after-tax income of $13 million, or $0.07 per share, from vacation accrual adjustments due to a policy change, an after-tax net charge of $11 million, or $0.06 per share, from early extinguishment of debt, and an after-tax gain of $4 million, or $0.02 per share, from the recognition of a pension curtailment. The results from continuing operations for the nine months ended September 30, 2008 include after-tax restructuring charges of $11 million, or $0.07 per share, an after-tax gain of $9 million, or $0.05 per share, from a sale of corporate real estate, and an after-tax gain of $6 million, or $0.04 per share, from the recognition of a pension curtailment.

Sales from continuing operations were $1.63 billion for the three months ended September 30, 2009 compared to $1.81 billion for the three months ended September 30, 2008. Sales from continuing operations were $4.41 billion for the nine months ended September 30, 2009 compared to $5.04 billion for the nine months ended September 30, 2008. Decreased sales reflect continued lower demand for packaged goods due to weak global economic conditions, as well as the impact of unfavorable foreign currency exchange. Lower sales also reflect the company’s transformation strategy of exiting lower-return packaging product lines. Cash flow from continuing operations increased to $546 million for the nine months ended September 30, 2009 from $182 million for the nine months ended September 30, 2008, driven by the receipt of alternative fuel tax credits of $248 million in 2009, as well as from improved working capital consumption and higher earnings compared to 2008.

MWV is continuing to implement a series of broad cost reduction actions to strengthen the company’s financial position and improve its operational effectiveness. These actions include productivity initiatives at all facilities, aggressive sourcing strategies, restructuring the company’s manufacturing footprint and significant reductions in overhead costs. By the end of 2009, these actions are expected to result in the elimination of over 2,000 positions, or 10% of MWV’s global workforce, and the closure or restructure of 16 manufacturing facilities. During the three months ended September 30, 2009, the company realized savings of $44 million ($90 million year-to-date) and these cost management efforts are expected to result in $140 million in savings in 2009. Including sourcing savings, the company expects to achieve a targeted run-rate of $300 million by mid-2010 from its strategic cost management actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Alternative fuel mixture credit

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualifies for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process, to power its paperboard mills. The company submitted refund claims totaling $281 million, after associated expenses, based on fuel usage at its three U.S. paperboard mills from mid-January 2009 through September 30, 2009. The company received refunds from the Internal Revenue Service totaling $248 million through September 30, 2009. The pre-tax impact of the excise tax credit, net of associated expenses, is included in other (income) expense in the consolidated statements of operations in the amounts of $103 million and $281 million for the three and nine months ended September 30, 2009, respectively, and is included in Corporate and Other for segment reporting purposes. The credit is currently scheduled to expire on December 31, 2009.

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2009 and 2008 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions, except per share amounts	2009	2008	2009	2008
Net sales	$1,627	$1,811	$4,413	$5,038

Cost of sales	1,297	1,490	3,693	4,189
Selling, general and administrative expenses	188	212	591	615
Interest expense	52	52	155	155
Other (income) expense, net	(94)	6	(287)	(22)

Income from continuing operations before income taxes	184	51	261	101

Income tax provision	56	5	87	5

Income from continuing operations	128	46	174	96

Income from discontinued operations, net of income taxes	—	8	—	10

Net income attributable to the company	$128	$54	$174	$106

Net income per share – basic:
Income from continuing operations	$0.75	$0.26	$1.02	$0.55
Income from discontinued operations	—	0.05	—	0.06

Net income attributable to the company	$0.75	$0.31	$1.02	$0.61

Net income per share – diluted:
Income from continuing operations	$0.74	$0.26	$1.01	$0.55
Income from discontinued operations	—	0.05	—	0.06

Net income attributable to the company	$0.74	$0.31	$1.01	$0.61

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales were $1.63 billion for the three months ended September 30, 2009 compared to $1.81 billion for the three months ended September 30, 2008. Sales were $4.41 billion for the nine months ended September 30, 2009 compared to $5.04 billion for the nine months ended September 30, 2008. Lower sales primarily reflect declines in overall volumes and the impact of unfavorable foreign currency exchange. Lower sales also reflect the company’s transformation strategy of exiting lower-return packaging product lines. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.30 billion for the three months ended September 30, 2009 compared to $1.49 billion for the three months ended September 30, 2008. Cost of sales was $3.69 billion for the nine months ended September 30, 2009 compared to $4.19 billion for the nine months ended September 30, 2008. Decreased cost of sales was primarily due to lower volume, input cost deflation and the impact of foreign currency exchange. Total input costs, including energy, raw materials and freight, were $56 million and $68 million lower during the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The results for 2009 reflect higher restructuring charges of $41 million and $129 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Selling, general and administrative expenses were $188 million for the three months ended September 30, 2009 compared to $212 million for the three months ended September 30, 2008. Selling, general and administrative expenses were $591 million for the nine months ended September 30, 2009 compared to $615 million for the nine months ended September 30, 2008. The benefits achieved from productivity initiatives and overhead reduction actions drove the year-over-year improvement, as well as the impact of foreign currency exchange.

Pension income, excluding the effects of termination benefits and curtailments, was $18 million for the three months ended September 30, 2009 compared to $20 million for the three months ended September 30, 2008. Pension income, excluding the effects of termination benefits and curtailments, was $47 million for the nine months ended September 30, 2009 compared to $63 million for the nine months ended September 30, 2008. Pension income is reported in Corporate and Other for segment reporting purposes.

Other (income) expense, net is comprised of the following items for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Alternative fuel tax credit	$(103)	$—	$(281)	$—
Loss on early extinguishment of debt	18	—	18	—
Interest income	(5)	(10)	(15)	(28)
Foreign currency exchange (gains) losses	(2)	15	(2)	17
Loss (gains) on asset sales, net	1	—	1	(13)
Other	(3)	1	(8)	2

	$(94)	$6	$(287)	$(22)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Interest expense was $52 million for the three months ended September 30, 2009 and was comprised of $44 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, and $5 million related to borrowings on insurance polices and $2 million related to other items. Interest expense was $52 million for the three months ended September 30, 2008 and was comprised of $41 million related to bond and bank debt, $3 million related to an long-term obligation non-recourse to MWV, and $4 million related to borrowings on insurance polices and $4 million related to other items. Interest expense was $155 million for the nine months ended September 30, 2009 and was comprised of $128 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV, and $14 million related to borrowings on insurance polices and $9 million related to other items. Interest expense was $155 million for the nine months ended September 30, 2008 and was comprised of $122 million related to bond and bank debt, $10 million related to a long-term obligation non-recourse to MWV, $12 million related to borrowings on insurance polices and $11 million related to other items.

For the three and nine months ended September 30, 2009, the effective tax rates attributable to income from continuing operations were approximately 30% and 33%, respectively. For the three and nine months ended September 30, 2008, the effective tax rates attributable to income from continuing operations were approximately 10% and 5%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes to the mix of expected income levels between the company’s domestic and foreign operations, and discrete items including favorable tax settlements in 2008. The annual effective rate for 2009 is expected to be about 30%, excluding discrete items.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”) for net cash proceeds of $466 million. For the three and nine months ended September 30, 2008, the after-tax operating results of the Kraft business are being reported as discontinued operations in the consolidated statements of operations. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment. Income from discontinued operations was $8 million, or $0.05 per share, for the three months ended September 30, 2008, and income from discontinued operations was $10 million, or $0.06 per share, for the nine months ended September 30, 2008. Refer to Note 13 of Notes to Consolidated Financial Statements for further discussion of the sale of the Kraft business and discontinued operations treatment.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Sales	$627	$730	$1,809	$2,035
Segment profit (1)	74	64	142	150

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, non-controlling interest income and losses, and discontinued operations.

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

Sales for the Packaging Resources segment were $627 million for the three months ended September 30, 2009 compared to $730 million for the three months ended September 30, 2008. Sales declined compared to the prior year due to weaker demand for the majority of the segment’s paperboard grades and from the impact of unfavorable foreign currency exchange. Shipments of SBS were 348,000 tons in 2009, down 19% from 2008, driven by lower volumes in global general packaging, tobacco packaging and foodservice packaging. Shipments of CNK were 239,000 tons in 2009, down 10% from 2008, driven by lower volumes in beverage packaging and global general packaging. In 2009, SBS pricing was up 3% and CNK pricing was up 8% compared to 2008. Backlogs for both SBS and CNK currently remain about two weeks. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 19% lower in 2009, driven primarily by unfavorable foreign currency exchange and lower volume compared to 2008. In addition, the segment permanently removed approximately 200,000 tons of annual SBS paperboard capacity pursuant to the permanent shutdown of a paperboard machine at its Evadale, Texas mill during August 2009.

Profit for the Packaging Resources segment was $74 million for the three months ended September 30, 2009 compared to $64 million for the three months ended September 30, 2008. Profit in 2009 benefited by $32 million from input cost deflation, $7 million from improved pricing and product mix and $3 million from productivity initiatives and overhead reduction actions compared to 2008. Profit in 2009 was negatively impacted by $19 million from higher unabsorbed fixed manufacturing costs due to market-related downtime, $12 million from lower sales volume and $1 million from unfavorable foreign currency exchange compared to 2008. During 2009, the segment took aggressive actions to match production with demand resulting in lower production volumes. During the three months ended September 30, 2009, market-related downtime totaled 64,000 tons (33,000 CNK and 31,000 SBS).

Sales for the Packaging Resources segment were $1.81 billion for the nine months ended September 30, 2009 compared to $2.04 billion for the nine months ended September 30, 2008. Sales declined compared to the prior year due to weaker demand for the majority of the segment’s paperboard grades and from the impact of unfavorable foreign currency exchange. Shipments of SBS were 1,006,000 tons in 2009, down 17% from 2008, driven by lower volumes in global general packaging, tobacco packaging and foodservice packaging. Shipments of CNK were 757,000 tons in 2009, down 7% from 2008, driven by lower volumes of beverage packaging and global general packaging. In 2009, both SBS and CNK pricing were up 5% compared to 2008. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 24% lower in 2009, driven primarily by the impact of unfavorable foreign currency exchange compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Packaging Resources segment was $142 million for the nine months ended September 30, 2009 compared to $150 million for the nine months ended September 30, 2008. Profit in 2009 was negatively affected by $80 million from higher unabsorbed fixed manufacturing costs due to market- and maintenance-related downtime, $31 million from lower sales volume and $19 million from unfavorable foreign currency exchange compared to 2008. Profit in 2009 benefited by $64 million from improved pricing and product mix, $30 million from productivity initiatives and overhead reduction actions and $28 million from input cost deflation compared to 2008. During 2009, the segment took aggressive actions to match production with demand, in addition to its planned maintenance outages, resulting in lower production volumes. During the nine months ended September 30, 2009, market- and maintenance-related downtime totaled 254,000 tons (154,000 SBS and 100,000 CNK).

Consumer Solutions

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Sales	$585	$653	$1,672	$1,915
Segment profit (1)	35	14	73	45

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Consumer Solutions segment were $585 million for the three months ended September 30, 2009 compared to $653 million for the three months ended September 30, 2008. Decreased sales in 2009 were driven by lower overall volumes due to lower demand for premium products and declines in overall consumer spending, as well as from unfavorable foreign currency exchange. In addition, sales declined as the result of the segment’s transformation strategy to exit lower-return packaging business in North America. These declines were partially offset by strong volume growth in the emerging Asia beverage market and increased demand for personal care and home and garden packaging due to heightened awareness of the H1N1 virus. In addition, the company continues to experience strong demand for its Shellpak® solution.

Profit for the Consumer Solutions segment was $35 million for the three months ended September 30, 2009 compared to $14 million for the three months ended September 30, 2008. Successful implementation of the segment’s transformation strategies, including maximizing production efficiency and exiting unprofitable product lines, drove favorable net cost productivity of $38 million compared to 2008. Profit in 2009 also benefited by $6 million from input cost deflation and $1 million from favorable foreign currency exchange compared to 2008. Profit in 2009 was negatively impacted by $20 million from unfavorable pricing, largely tied to declining resin costs, and product mix in media, and $4 million from lower sales volume compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Consumer Solutions segment were $1.67 billion for the nine months ended September 30, 2009 compared to $1.92 billion for the nine months ended September 30, 2008. Decreased sales in 2009 were driven by lower overall volumes due to lower demand for premium products and declines in overall consumer spending, as well as from unfavorable foreign currency exchange. In addition, sales declined as the result of the segment’s transformation strategy to exit lower-return packaging business in North America. These declines were partially offset by strong volume growth in the emerging Asia beverage market and increased demand for personal care and home and garden packaging due to heightened awareness of the H1N1 virus. In addition, the company continues to experience strong demand for its Shellpak® solution.

Profit for the Consumer Solutions segment was $73 million for the nine months ended September 30, 2009 compared to $45 million for the nine months ended September 30, 2008. Successful implementation of the segment’s transformation strategies, including maximizing production efficiency and exiting unprofitable product lines, drove favorable net cost productivity of $81 million compared to 2008. Profit in 2009 also benefited by $7 million from input cost deflation compared to 2008. Profit in 2009 was negatively impacted by $33 million from unfavorable pricing, largely tied to declining resin costs, and product mix in media, $14 million from lower sales volume and $13 million from unfavorable foreign currency exchange compared to 2008.

Consumer & Office Products

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Sales	$303	$312	$700	$790
Segment profit (1)	51	38	77	62

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $303 million for the three months ended September 30, 2009 compared to $312 million for the three months ended September 30, 2008. During 2009, the segment had a solid back-to-school season in North America, with strong positioning and sell-through of proprietary, branded products at leading retailers. Sales of envelopes and office products were lower due to the weak global economic environment as financial services customers have significantly reduced direct mail offerings. The segment recently augmented its school and office supplies business with the acquisition of Grafon’s®, a leading provider of branded consumer products in Brazil, and is working to integrate its products and licensing agreements into the segment’s offerings for the upcoming school season in the Southern Hemisphere. The segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $51 million for the three months ended September 30, 2009 compared to $38 million for the three months ended September 30, 2008. Profit in 2009 benefited by $19 million from productivity initiatives and overhead reduction actions and $4 million from improved product mix compared to 2008. Profit in 2009 was negatively impacted by $4 million from lower sales volume, $4 million from higher unabsorbed fixed manufacturing costs and $2 million from unfavorable foreign currency exchange compared to 2008.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Consumer & Office Products segment were $700 million for the nine months ended September 30, 2009 compared to $790 million for the nine months ended September 30, 2008. During 2009, the segment had a solid back-to-school season in North America, with strong positioning and sell-through of proprietary, branded products at leading retailers. Sales of envelopes and office products were lower due to the weak global economic environment as financial services customers have significantly reduced direct mail offerings.

Profit for the Consumer & Office Products segment was $77 million for the nine months ended September 30, 2009 compared to $62 million for the nine months ended September 30, 2008. Profit in 2009 benefited by $23 million from productivity initiatives and overhead reduction actions and $9 million from improved product mix compared to 2008. Profit in 2009 was negatively impacted by $15 million from lower sales volume and $2 million from unfavorable foreign currency exchange compared to 2008.

Specialty Chemicals

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Sales	$155	$154	$365	$424
Segment profit (1)	24	16	40	39

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $155 million for the three months ended September 30, 2009 compared to $154 million for the three months ended September 30, 2008. During 2009, increased overall volume more than offset unfavorable pricing and product mix compared to 2008. Sales were favorably impacted by volume growth in value-added asphalt solutions due to continued market penetration in developing countries and from share gains in pine chemicals for oilfield and adhesive applications, offset in part by volume declines in activated carbon sales to the automotive market.

Profit for the Specialty Chemicals segment was $24 million for the three months ended September 30, 2009 compared to $16 million for the three months ended September 30, 2008. Profit in 2009 benefited by $19 million from productivity initiatives, overhead reduction actions and input cost deflation off of historically high levels and $2 million from higher sales volume compared to 2008. Profit in 2009 was negatively impacted by $7 million from unabsorbed fixed manufacturing costs and $6 million from unfavorable pricing and product mix compared to 2008.

Sales for the Specialty Chemicals segment were $365 million for the nine months ended September 30, 2009 compared to $424 million for the nine months ended September 30, 2008. During 2009, lower overall volume more than offset improved pricing and product mix compared to 2008. While demand for pine chemicals and automotive carbons were below last year’s levels, the segment benefited from stronger global demand for its asphalt solutions, increased demand for carbon technologies in non-automotive purification markets, and share gains in pine chemicals for oilfield and adhesive applications.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Specialty Chemicals segment was $40 million for the nine months ended September 30, 2009 compared to $39 million for the nine months ended September 30, 2008. Profit in 2009 benefited by $30 million from productivity initiatives, overhead reduction actions and input cost deflation, and $11 million from improved pricing and product mix compared to 2008. Profit in 2009 was negatively impacted by $29 million from unabsorbed fixed manufacturing costs, $10 million from lower sales volume and $1 million from unfavorable foreign currency exchange compared to 2008.

Community Development and Land Management

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Sales	$41	$35	$150	$96
Segment profit (1)	20	11	79	43

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

Sales for the Community Development and Land Management segment were $41 million for the three months ended September 30, 2009 compared to $35 million for the three months ended September 30, 2008. Profit was $20 million for the three months ended September 30, 2009 compared to $11 million for the three months ended September 30, 2008. Profit from real estate activities was $17 million in 2009 compared to $6 million in 2008. The segment sold approximately 11,300 acres for gross proceeds of $23 million in 2009 compared to approximately 4,600 acres for gross proceeds of $12 million in 2008. Profit from forestry operations and leasing activities was $3 million in 2009 compared to $5 million in 2008.

Sales for the Community Development and Land Management segment were $150 million for the nine months ended September 30, 2009 compared to $96 million for the nine months ended September 30, 2008. Profit was $79 million for the nine months ended September 30, 2009 compared to $43 million for the nine months ended September 30, 2008. Profit from real estate activities was $71 million in 2009 compared to $30 million in 2008. The segment sold approximately 47,100 acres for gross proceeds of $95 million in 2009 compared to approximately 13,900 acres for gross proceeds of $41 million in 2008. Profit from forestry operations and leasing activities was $8 million in 2009 compared to $13 million in 2008.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

	Three months ended September 30,		Nine months ended September 30,
In millions	2009	2008	2009	2008
Sales	$15	$29	$39	$91
Corporate and Other loss	(20)	(92)	(150)	(238)

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation. The results include income and expense items not directly associated with segment operations, such as income from alternative fuel tax credits, restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales, a loss on early extinguishment of debt and other activities.

Corporate and Other loss was $20 million for the three months ended September 30, 2009 compared to a loss of $92 million for the three months ended September 30, 2008. Contributing to the lower loss in 2009 compared to 2008 was income from alternative fuel tax credits of $103 million in 2009, income from vacation accrual adjustments due to a policy change of $20 million in 2009, favorable year-over-year foreign currency exchange of $12 million and a pension curtailment gain of $6 million in 2009. The effects of the above income and gain items were partially offset by higher year-over-year restructuring charges of $43 million, a loss from the early extinguishment of debt of $18 million in 2009, lower year-over-year interest income of $5 million and other year-over-year net unfavorable items of $3 million.

Corporate and Other loss was $150 million for the nine months ended September 30, 2009 compared to a loss of $238 million for the nine months ended September 30, 2008. Contributing to the lower loss in 2009 compared to 2008 was income from alternative fuel tax credits of $281 million in 2009, income from vacation accrual adjustments due to a policy change of $20 million in 2009 and favorable year-over-year foreign currency exchange of $12 million. The effects of the above income and gain items were partially offset by higher year-over-year restructuring charges of $145 million, a loss from the early extinguishment of debt of $18 million in 2009, lower year-over-year pension income of $16 million, a gain on sale of corporate real estate of $15 million in 2008, lower year-over-year interest income of $13 million and other year-over-year net unfavorable items of $18 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In response to continued economic uncertainty and to enhance MWV’s liquidity, we are successfully executing our strategy of aggressively managing working capital usage and matching production with market demand, as well as suspending all non-critical capital projects and reducing our operating cost structure. Cash flow from continuing operations increased to $546 million for the nine months ended September 30, 2009 compared to $182 million for the nine months ended September 30, 2008, primarily driven by cash received from alternative fuel excise tax credits, as well as from improved working capital consumption and higher earnings.

Cash and cash equivalents were $765 million at September 30, 2009 compared to $549 million at December 31, 2008. The credit quality of our portfolio of short-term investments remains strong with the majority of the company’s cash and cash equivalents invested in U.S. government securities. Cash flow from operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2009. In addition, the company’s U.S. qualified retirement plans remain over-funded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

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

Operating activities

During the nine months ended September 30, 2009, cash generated by operating activities was the major source of funds for the company. Cash provided by operating activities from continuing operations was $546 million for the nine months ended September 30, 2009 compared to $182 million for the nine months ended September 30, 2008. The increase in cash flow in 2009 was primarily attributable to the receipt of alternative fuel tax credits of $248 million in 2009, as well as from improved working capital consumption and higher earnings compared to 2008.

Investing activities

Cash used in investing activities from continuing operations was $137 million for the nine months ended September 30, 2009 compared to $188 million for the nine months ended September 30, 2008. Capital spending from continuing operations was $140 million for the nine months ended September 30, 2009 compared to $207 million for the nine months ended September 30, 2008. Annual capital spending in 2009 is expected to be below $250 million, down from $288 million in 2008, and will be primarily allocated to manufacturing maintenance and to safety and environmental compliance programs.

Cash provided by investing activities from discontinued operations was $456 million for the nine months ended September 30, 2008 and was associated with the sale of the company’s Kraft business.

Financing activities

Cash used in financing activities from continuing operations was $235 million for the nine months ended September 30, 2009 compared to $157 million for the nine months ended September 30, 2008. Net cash used in financing activities for the nine months ended September 30, 2009 reflects repayment of long-term debt of $326 million, dividend payments of $118 million, changes in book overdrafts of $43 million and other uses of funds of $4 million, partially offset by proceeds from the issuance of long-term debt of $249 million and other sources of funds of $7 million. Net cash used in financing activities from continuing operations for the nine months ended September 30, 2008 was driven by dividend payments of $119 million, long-term debt payments of $35 million and other uses of funds of $5 million, partially offset by proceeds from other sources of funds of $2 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On September 16, 2009, the company completed a tender offer to repurchase $314 million of its 6.85% notes due in 2012. The repurchase was funded by net proceeds of $245 million received pursuant to the issuance of $250 million of 7.375% notes due in 2019, as well as from cash-on-hand. Upon settlement of the tender offer, the company reduced its overall long-term debt by $64 million, and reduced its outstanding 2012 notes from $633 million to $319 million. As a result of the above transactions, the company’s outstanding debt as of September 30, 2009 (excluding capital leases and notes payable) maturing in the next five calendar years is as follows: 2010 – $8 million, 2011 – $15 million, 2012 – $334 million, 2013 – $28 million, and 2014 – $30 million.

At September 30, 2009, the company had available a $750 million revolving credit facility that was scheduled to expire in December 2010. On October 19, 2009, the company entered into a new $600 million three-year revolving credit facility, replacing the $750 million revolving credit facility. The $750 million revolving credit facility was undrawn at September 30, 2009 and December 31, 2008. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The percentage of total debt to total capitalization was 41% at September 30, 2009 and 45% at December 31, 2008.

The effect of currency exchange rate changes on cash and cash equivalents had a favorable impact of $42 million and an unfavorable impact of $28 million for the nine months ended September 30, 2009 and 2008, respectively.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $14 million and $31 million in environmental capital expenditures in 2009 and 2010, respectively. Approximately $16 million was spent on environmental capital projects in 2008.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2009, MeadWestvaco had recorded liabilities of approximately $19 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Legislation now under consideration in Congress, and recently approved by the House of Representatives, would, over time, require sweeping reductions of greenhouse gas emissions in the United States. Although substantial allowances would be provided to energy intensive industries in the early years of this program, the adverse economic impact on certain of the company’s more energy intensive operations could increase substantially in future decades, especially for those most dependent on coal. In addition to such legislation, the U.S. Environmental Protection Agency issued a proposed rule to regulate carbon dioxide and other greenhouse gas emissions from industrial and commercial facilities which could also impact the company’s more energy intensive operations. The possibility of ever increasing, and ever more uncertain, energy costs may influence the company’s investment decisions regarding certain of its energy intensive operations. Key variables include, but are not limited to the cost, and the relative predictability of the cost, of any required emissions permits; the availability and affordability of alternative, lower carbon, energy sources; the regulatory treatment of biomass as a fuel source for the forest products industry and other industries; the recognition given to emissions reductions already achieved; the future cost of energy generally and its overall impact on the economy; and the degree to which new regulatory requirements would also be borne by the company’s international competitors. The company has communicated its concerns about provisions of the pending legislation to members of Congress.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2009, there were approximately 570 lawsuits outstanding. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2009, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK

Given continued global economic uncertainty, future results are difficult to predict. MWV is directly addressing the uncertain economic environment by continuing to execute its transformation strategies that are centered on increased participation in higher return markets, improved cost competitiveness and excellent financial strength. To achieve its goals, the company is:

•	focusing on the most profitable markets, products and customers while maintaining targeted growth investment to drive above cost of capital returns;

•	continuing to reduce the company’s overhead structure and rationalize manufacturing capacity;

•	matching production to demand to maximize cash flow;

•	vigilantly managing working capital usage and reducing discretionary spending; and

•	reducing capital expenditures by narrowing spending on more immediate, high-return investments.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Alternative fuel mixture credit

The U.S. Internal Revenue Code allows an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualifies for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process, to power its paperboard mills. The company submitted refund claims totaling $281 million, after associated expenses, based on fuel usage at its three U.S. paperboard mills from mid-January 2009 through September 30, 2009. The company received refunds from the Internal Revenue Service totaling $248 million through September 30, 2009. The pre-tax impact of the excise tax credit, net of associated expenses, is included in other (income) expense in the consolidated statements of operations in the amounts of $103 million and $281 million for the three and nine months ended September 30, 2009, respectively, and is included in Corporate and Other for segment reporting purposes. The credit is currently scheduled to expire on December 31, 2009.

Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs.

Three months ended September 30, 2009

During the three months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $43 million related to employee separation costs, asset write-downs and other restructuring actions, of which $41 million is included in cost of sales and $2 million is included in selling, general and administrative expenses. Of this amount, $3 million related to employee separation costs and $40 million related to asset write-downs and other restructuring actions. All charges were pursuant to the company’s 2008 cost initiative. Although these charges primarily related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following table and discussion present additional detail by segment for the three months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$1	$31	$32
Consumer Solutions	2	7	9
Consumer & Office Products	—	1	1
All other	—	1	1

Total restructuring charges	$3	$40	$43

Packaging Resources

During the three months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $32 million, of which $1 million related to employee separation costs covering approximately 70 employees and $31 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill. The affected employees will be separated from the company by mid-2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

During the three months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in North America and Europe. These actions resulted in pre-tax charges of $9 million, of which $2 million related to employee separation costs covering approximately 70 employees and $7 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

Consumer & Office Products

During the three months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

All other

During the three months ended September 30, 2009, the company recorded additional pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

Nine months ended September 30, 2009

During the nine months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $163 million related to employee separation costs, asset write-downs and other restructuring actions, of which $137 million is included in cost of sales and $26 million is included in selling, general and administrative expenses. Of this amount, $44 million related to employee separation costs and $119 million related to asset write-downs and other restructuring actions. Although these charges primarily related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

The following tables and discussion present additional detail by segment and program for the nine months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$29	$38	$67
Packaging Resources	7	33	40
Consumer & Office Products	6	2	8
All other	2	46	48

Total restructuring charges	$44	$119	$163

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$3	$3
2008 program	44	116	160

Total restructuring charges	$44	$119	$163

Consumer Solutions

During the nine months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in North America and Europe. These actions resulted in pre-tax charges of $67 million, of which $29 million related to employee separation costs covering approximately 650 employees and $38 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

During the nine months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $40 million, of which $7 million related to employee separation costs covering approximately 150 employees and $33 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill. The affected employees will be separated from the company by mid-2010.

Consumer & Office Products

During the nine months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs covering approximately 320 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

All other

During the nine months ended September 30, 2009, the company recorded additional pre-tax charges of $48 million. Of this amount, $46 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation costs covering approximately 90 employees. The affected employees will be separated from the company by the end of 2010.

Three months ended September 30, 2008

During the three months ended September 30, 2008, the impact of restructuring charges on the results from continuing operations was not significant.

Nine months ended September 30, 2008

During the nine months ended September 30, 2008, the company incurred pre-tax restructuring charges of $18 million related to employee separation costs and other restructuring actions, of which $8 million was recorded within cost of sales, $8 million was recorded within selling, general and administrative expenses, and $2 million was recorded within other (income) expense, net. Of this amount, $9 million related to employee separation costs and $9 million related to asset write-downs and other restructuring actions. All charges were pursuant to the company’s 2005 cost initiative. Although these charges primarily related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

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

NEW ACCOUNTING GUIDANCE

During 2009, the company has or will adopt the below new accounting guidance as promulgated by the Financial Accounting Standards Board.

Fair value measurements

The company has adopted a new framework for measuring fair value and has provided additional disclosures about fair value measurements. As permitted by transition rules, the new framework for measuring fair value and the related disclosures were adopted for all financial assets and liabilities as of January 1, 2008, and for all non-financial assets and liabilities as of January 1, 2009. Furthermore, on June 30, 2009, the company adopted new accounting guidance that requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. See Note 2 to Notes to Consolidated Financial Statements for disclosures of fair value measurements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Disclosures about defined benefit plan assets

On January 1, 2009, the company adopted new annual disclosure requirements regarding the plan assets of its defined benefit pension plans. The new disclosures are effective for years ending after December 15, 2009 and will provide users of the company’s consolidated financial statements with an understanding of how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets.

Accounting for business combinations

On January 1, 2009, the company adopted, as required, a revised accounting model for business combinations. Under the revised guidance, an acquirer is required to recognize the assets acquired, liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interests in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) is required to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. The requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. The company has applied the revised accounting model prospectively to business combinations for which the acquisition date was on or after January 1, 2009. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

Accounting for non-controlling interests

On January 1, 2009, the company adopted new accounting guidance regarding the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also changed the way the consolidated statement of operations is presented by requiring consolidated net income to include the amounts, if material, attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statement of operations of the amount of consolidated net income attributable to the parent and to the non-controlling interest. See Note 9 of Notes to Consolidated Financial Statements for disclosures of non-controlling interests.

Disclosures about derivative instruments and hedging activities

On January 1, 2009, the company adopted new accounting guidance that expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how an entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 6 of Notes to Consolidated Financial Statements for disclosures of derivative instruments and hedging activities.

Accounting for and disclosures of subsequent events

On June 30, 2009, the company adopted new accounting guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. There was no material change in the company’s exposure to market risk from December 31, 2008 to September 30, 2009.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2009, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 has been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2009, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2009, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.2 to the company’s Form 8-K on October 23, 2008, and incorporated herein by reference.

4.1	Form of 7.375% Notes due 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

November 4, 2009	/S/ E. MARK RAJKOWSKI
E. Mark Rajkowski
Chief Financial Officer