Form 10-K
period 2009-12-31
MEADWESTVACO Corp
filed 2010-02-23
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	501 South 5th Street Richmond, Virginia 23219-0501 Telephone 804-444-1000 (Address and telephone number of Registrant’s principal executive offices)
(State or other jurisdiction of incorporation or organization)
31-1797999
(I.R.S. Employer Identification No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of common stock held by non-affiliates was $2,736,091,339. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2010, the number of shares of the common stock of the Registrant outstanding was 171,277,193.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2010, are incorporated by reference for Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or before March 26, 2010.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, personal care and beauty, food, beverage, media and entertainment, home and garden, tobacco, and commercial print industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Packaging Resources

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, and beverage and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Consumer Solutions

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. In addition, this segment has a pharmaceutical packaging contract with a mass-merchant, and manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Consumer & Office Products

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, as well as for water and food purification applications, and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Community Development and Land Management

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings in North America. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

For a more detailed description of our business segments, including financial information, see Note S of Notes to Consolidated Financial Statements included in Part II, Item 8.

Marketing and distribution

The principal markets for our products are in North America, South America, Europe and Asia. We operate in 30 countries and serve customers in more than 100 nations. Our products are sold through a combination of our own sales force and paperboard merchants and distributors. The company has sales offices in key cities throughout the world.

Intellectual property

MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to our business, the loss of any one or any related group of such rights would not have a material adverse effect on our business, with the exception of the “Mead ®” trademark and the “AT-A-GLANCE ®” trademark for consumer and office products.

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

The Packaging Resources segment competes globally with manufacturers of value-added CNK® and SBS for packaging and graphic applications, as well as specialty paperboards. The Consumer Solutions segment competes globally with numerous packaging service providers in the package design, development, and manufacturing arenas, as well as the manufacture of dispensing and spraying systems. The Consumer & Office Products segment competes with national and regional converters, as well as foreign producers, especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins. The Community Development and Land Management segment competes in the real estate sales and development market and the forestry products industry in the U.S.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions.

Environmental laws and regulations

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $27 million and $32 million in environmental capital expenditures in 2010 and 2011, respectively. Approximately $15 million was spent on environmental capital projects in 2009.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2009, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations. Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3.

Employees

MeadWestvaco employs approximately 20,000 people worldwide, of whom approximately 10,000 are employed in the U.S. and approximately 10,000 are employed internationally. Approximately 7,500 employees are represented by labor unions under various collective bargaining agreements. MeadWestvaco considers its relationship with employees, including those covered by collective bargaining agreements, to be generally good. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and at present is in the process of negotiating new agreements at two manufacturing locations covering approximately 1,000 employees. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of any negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 67%, 66% and 67% for the years ended December 31, 2009, 2008 and 2007, respectively. Export sales from MeadWestvaco’s U.S. operations were 13% for each of the years ended December 31, 2009 and 2008 and 12% for the year ended December 31, 2007. Sales that were attributable to foreign operations were 33%, 34% and 33% for the years ended December 31, 2009, 2008 and 2007, respectively. For more information about the company’s U.S. and foreign operations, see Note S of Notes to Consolidated Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.mwv.com. Please note that MWV’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report. MWV makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). You may access these filings via the hyperlink to the SEC website provided on the Investor Information page of our website. MWV’s Corporate Governance Principles, our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, Safety, Health and Environment Committee, and Executive Committee) and our Code of Conduct can be found at our website at the following address: http://www.mwv.com/AboutUs/InvestorRelations/CorporateGovernance/index.htm.

Item 1A.	Risk factors

Risks relating to our business

U.S. and global economic conditions could have an adverse effect on the profitability of some or all of our businesses.

Concerns regarding adverse consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products is adversely affected. Adverse changes in the U.S. or global economy could negatively affect earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position. In a challenging and uncertain economic environment, we cannot predict whether or when such circumstances may occur, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position and we do not expect these conditions to improve in the near future.

Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. Conditions in the capital and credit markets and the effects of declines in consumer and business confidence and spending may adversely impact the ability of our lenders, suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other creditors.

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

Approximately 46% of the company’s annual revenues in 2009 were derived from export sales and sales from locations outside the U.S. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

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

The company’s packaging businesses continue to be transitioned into a focused end market facing commercial organization. The company’s leadership expects to successfully and seamlessly manage these transitions. However, any major reorganization presents challenges and it is possible that there could be disruptions in our business and operations during the transition period. Disruptions in production, quality control, customer service and innovation, as well as in other aspects of our operations, could negatively impact our results of operations.

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual emissions at its three currently operating U.S. integrated mills by over 475,000 metric tons. In 2008, total direct emissions from the company’s U.S. manufacturing facilities were 2,377,000 metric tons. In 2008, total indirect emissions from purchased electric power consumed at its U.S. manufacturing facilities were 902,000 metric tons. Indirect emissions in 2008 resulting from transportation are estimated to have been 300,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. Data analysis for 2009 has not been developed at this time. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. MWV’s emissions are calculated using the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting greenhouse gas emissions.

Legislation recently approved by the House of Representatives would, over time, require sweeping reductions of greenhouse gas emissions in the United States. Although substantial allowances would be provided to energy intensive industries in the early years of this program, the adverse economic impact on certain of the company’s more energy intensive operations could increase substantially in future decades, especially for those most dependent on coal. The possibility of ever increasing, and ever more uncertain, energy costs may influence the company’s investment decisions regarding certain of its energy intensive operations, should such legislation be enacted. Key variables include, but are not limited to, the cost, and the relative predictability of the cost, of any required emissions permits; the availability and affordability of alternative, lower carbon, energy sources; the regulatory treatment of biomass as a fuel source for the forest products industry and other industries; the recognition given to emissions reductions already achieved; the future cost of energy generally and its overall impact on the economy; and the degree to which new regulatory requirements would also be borne by the company’s international competitors. The company has communicated its concerns about provisions of the pending legislation to members of Congress.

The U.S. Environmental Protection Agency has announced its intention to adopt new air emission regulations covering greenhouse gas emissions, new emission standards for industrial boilers and establishment of more stringent ambient air quality standards. Changes in environmental laws and regulations, or their application, could subject the company to significant additional capital expenditures and operating expenses in future years. However, any such changes are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

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

Material disruptions at one of our manufacturing facilities could negatively impact our financial results.

We believe we operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material operational disruption in one of our major facilities could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, severe weather conditions, and disruptions in utility services.

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

Changes in business tax laws being proposed by the President relating to domestic and international taxation could subject the company to significant additional taxes. Future changes in U.S. and foreign tax provisions are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional tax expense the company would incur.

Item 1B.	Unresolved staff comments

None.

Item 2.	Properties

MeadWestvaco is headquartered in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities as of December 31, 2009 were as follows:

Packaging Resources

Blumenau, Santa Catarina, Brazil	Pacajus, Ceara, Brazil
Cottonton, Alabama	Silsbee, Texas
Covington, Virginia	Tres Barras, Santa Catarina, Brazil
Evadale, Texas	Valinhos, Săo Paulo, Brazil
Feira de Santana, Bahia, Brazil	Venlo, The Netherlands
Low Moor, Virginia

Consumer Solutions

Ajax, Ontario, Canada	Melrose Park, Illinois (Leased)
Atlanta, Georgia	Milan, Italy (Leased)
Barcelona, Spain	Moscow, Russian Federation (Leased)
Bilbao, Spain	Piaseczno, Poland
Bristol, United Kingdom	Pittsfield, Massachusetts (Leased)
Buenos Aires, Argentina (Leased)	Preston, United Kingdom
Bydgoszcz, Poland	Roosendaal, The Netherlands
Chateauroux, France	Săo Paulo, Săo Paulo, Brazil (Leased)
Chicago, Illinois	San Luis Potosi, Mexico
Corby, United Kingdom	Santiago de Chile, Chile (Leased)
Deols, France	Shimada, Japan
Dublin, Ireland (Leased)	Slough, United Kingdom (Leased)
Elizabethtown, Kentucky	Smyrna, Georgia
Enschede, The Netherlands	Svitavy, Czech Republic
Freden, Germany	Swindon, United Kingdom (Leased)
Grandview, Missouri	Thalgau, Austria (Leased)
Graz, Austria	Tecate, Mexico (Leased)
Hemer, Germany	Tijuana, Mexico (Leased)
Jacksonville, Illinois	Trier, Germany
Krakow, Poland	Troyes, France
Lanett, Alabama	Valinhos, Săo Paulo, Brazil
London, United Kingdom (Leased)	Winfield, Kansas
Mebane, North Carolina	Wuxi, People’s Republic of China

Consumer & Office Products
Alexandria, Pennsylvania	Los Angeles, California
Bauru, Săo Paulo, Brazil	Santana de Parnaiba, Săo Paulo, Brazil (Leased)
Chamblee, Georgia	Sidney, New York
Dallas, Texas (Leased)	Toronto, Ontario, Canada (Leased)
Indianapolis, Indiana	Williamsburg, Pennsylvania
Kenosha, Wisconsin

Specialty Chemicals

Covington, Virginia	Shaxian, People’s Republic of China
DeRidder, Louisiana	Waynesboro, Georgia
North Charleston, South Carolina	Wickliffe, Kentucky

Community Development and Land Management Group and Forestry Centers

Rupert, West Virginia	Tres Barras, Santa Catarina, Brazil
Summerville, South Carolina	Waverly Hall, Georgia

Research Facilities

Raleigh, North Carolina (Leased)	Shekou Shenzhen, People’s Republic of China
North Charleston, South Carolina	Tres Barras, Santa Catarina, Brazil

Leases

For financial data on MeadWestvaco’s lease commitments, see Note I of Notes to Consolidated Financial Statements included in Part II, Item 8.

Other information

MeadWestvaco owns all of the facilities listed above, except as noted.

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

As of December 31, 2009, MeadWestvaco owned about 755,000 acres of forestlands and other landholdings in the U.S. and about 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

Item 3.	Legal proceedings

On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought by the U.S. Environmental Protection Agency (“EPA”) asserting that Westvaco did not obtain permits under the prevention of significant deterioration regulations under the Clean Air Act or install required pollution controls in connection with capital projects at the Luke, Maryland mill carried out in the 1980s. MeadWestvaco strongly disagrees and is vigorously defending this action. On April 23, 2001, the Court dismissed the EPA’s claims for civil penalties under the major counts of the complaint and the government subsequently abandoned several of its claims. Motions for summary judgment have resulted in dismissal of one of the two remaining claims. Additional motions addressed to the remaining claim have been scheduled by the Court. Based on information currently available, MeadWestvaco does not expect this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

MeadWestvaco has established liabilities of $24 million relating to environmental proceedings. Additional information is included in Part I, Item 1, and Note P of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

There were no matters submitted to a vote of security holders of MeadWestvaco, through the solicitation of proxies or otherwise, during the fourth quarter of 2009.

Executive officers of the registrant

The following table sets forth certain information concerning the executive officers of MeadWestvaco:

Name	Age *	Present position	Year in which service in present position began
John A. Luke, Jr. **	61	Chairman and Chief Executive Officer	2002
James A. Buzzard	55	President	2003
E. Mark Rajkowski	51	Senior Vice President and Chief Financial Officer	2004
Mark S. Cross	53	Senior Vice President	2006
Linda V. Schreiner	50	Senior Vice President	2002
Bruce V. Thomas	53	Senior Vice President	2007
Mark T. Watkins	56	Senior Vice President	2002
Wendell L. Willkie, II	58	Senior Vice President, General Counsel and Secretary	2002
Donna O. Cox	46	Vice President	2005
Robert E. Birkenholz	49	Treasurer	2004
John E. Banu	62	Vice President and Controller	2002

*	As of February 23, 2010
**	Director of MeadWestvaco

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

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2009		Year ended December 31, 2008
STOCK PRICES	High	Low	High	Low
First quarter	$13.33	$7.53	$31.44	$23.92
Second quarter	17.54	11.43	29.40	22.75
Third quarter	23.60	15.37	28.05	21.46
Fourth quarter	29.33	21.21	24.03	9.44

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2009, the number of shareholders of record of MeadWestvaco common stock was approximately 22,500. This number includes approximately 12,800 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2009	Year ended December 31, 2008
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.23	0.23

	$0.92	$0.92

MeadWestvaco currently expects that comparable cash dividends will continue to be paid in the future.

Item 6.	Selected financial data

	Years ended December 31,
Dollars in millions, except per share data	2009		2008		2007		2006		2005
EARNINGS
Net sales	$6,049		$6,637		$6,407		$6,050		$5,719
Income from continuing operations	225		80		266		81		118
Income (loss) from discontinued operations	—		10		19		12		(90)
Net income attributable to the company	225	[1]	90	[2]	285	[3]	93	[4]	28 [5]
Income from continuing operations:
Per share—basic	1.31		0.46		1.45		0.45		0.61
Per share—diluted	1.30		0.46		1.45		0.45		0.61
Net income per share—basic	1.31		0.52		1.56		0.52		0.14
Net income per share—diluted	1.30		0.52		1.56		0.52		0.14
Depreciation, depletion and amortization	443		472		482		477		451

COMMON STOCK
Number of common shareholders	22,500		23,400		24,700		27,410		29,630
Weighted average number of shares outstanding:
Basic	171		172		183		181		192
Diluted	173		173		184		181		193
Cash dividends	$157		$159		$169		$167		$178
Per share:
Dividends declared	0.92		0.92		0.92		0.92		0.92
Book value	19.89		17.37		21.33		19.40		19.20

FINANCIAL POSITION
Working capital	$1,285		$887		$712		$550		$988
Current ratio	2.0		1.7		1.5		1.4		1.9
Property, plant, equipment and forestlands, net	$3,442		$3,518		$3,790		$4,077		$4,019
Total assets	9,021		8,455		9,837		9,285		8,908
Long-term debt, excluding current maturities	2,153		2,309		2,375		2,372		2,417
Shareholders’ equity	3,406		2,967		3,708		3,533		3,483
Debt to total capital (shareholders’ equity and total debt)	39%		45%		40%		42%		41%

OPERATIONS
Primary production paperboard (thousands, in tons)	2,697		3,033		3,106		3,072		3,058
New investment in property, plant, equipment and forestlands	$224		$288		$329		$285		$265
Acres of forestlands owned (thousands)	890		932		952		1,251		1,251
Employees	20,000		23,000		23,000		23,000		21,000

[1]

2009 results include after-tax income from alternative fuel mixture credits of $242 million, or $1.40 per share, after-tax restructuring charges of $122 million, or $0.70 per share, tax charges of $32 million, or $0.18 per share, related to domestic and foreign tax audits, after-tax charges of $14 million, or $0.08 per share, from early extinguishments of debt, after-tax income of $13 million, or $0.07 per share, from vacation accrual adjustments due to a policy change, an after-tax expense of $12 million, or $0.07 per share, from a contribution to the MeadWestvaco Foundation, after-tax gains of $11 million, or $0.06 per share, related to sales of certain assets, and an after-tax gain of $4 million, or $0.02 per share, related to a pension curtailment.

[2]

2008 results include after-tax restructuring charges of $44 million, or $0.26 per share, after-tax gains of $10 million, or $0.05 per share, related to sales of certain assets, and an after-tax gain of $6 million, or $0.04 per share, related to a pension curtailment. 2008 results also include after-tax income from discontinued operations of $10 million, or $0.06 per share.

[3]

2007 results include after-tax restructuring charges of $54 million, or $0.29 per share, after-tax one-time costs related to the company’s cost initiative of $15 million, or $0.08 per share, and after-tax gains of $155 million, or $0.84 per share, from sales of large-tract forestlands. 2007 results also include after-tax income from discontinued operations of $19 million, or $0.11 per share.

[4]

2006 results include after-tax restructuring charges of $85 million, or $0.47 per share, after-tax one-time costs related to the company’s cost initiative of $26 million, or $0.14 per share, a gain on the sale of a payable-in-kind (PIK) note of $13 million, or $0.07 per share, and an after-tax gain of $11 million, or $0.06 per share, from the sale of corporate real estate. The 2006 results also include after-tax income from discontinued operations of $12 million, or $0.07 per share.

[5]

2005 results include after-tax charges of $56 million, or $0.29 per share, related to early extinguishment of debt, and after-tax restructuring charges of $20 million, or $0.10 per share. The 2005 results also include an after-tax loss from discontinued operations of $90 million, or $0.47 per share.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2009, MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”) reported net income of $225 million, or $1.30 per share. Net income in 2009 includes after-tax income of $242 million, or $1.40 per share, from an excise tax credit earned under 2007 legislation enacted to provide a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. This item is described below under “Alternative fuel mixture credit.” The results for 2009 also include after-tax restructuring charges of $122 million, or $0.70 per share, related to employee separation costs, asset write-downs and other restructuring actions. Comparable results for prior years are noted later in this discussion.

Sales from continuing operations were $6.05 billion in 2009 compared to $6.64 billion in 2008. Decreased sales in 2009 reflect continued lower demand for packaged goods due to weak global economic conditions, as well as the company’s strategy of exiting lower-return packaging product lines and unfavorable foreign currency exchange compared to 2008. These effects on sales were partially offset by improved pricing and product mix in targeted global packaging markets, including growth from new products and packaging sales in emerging markets, as well as higher land sales compared to 2008.

Earnings in 2009 significantly benefited from the company’s productivity initiatives and overhead reduction actions, as well as from input cost deflation and improved pricing and product mix compared to 2008. Cash flow provided by continuing operations increased to $876 million in 2009 compared to $364 million in 2008, driven by the company’s continued focus of prioritizing cash generation as a key operating principle across its businesses, as well as from the receipt of alternative fuel mixture credits, higher earnings and improved working capital performance.

In January 2009, MWV announced the acceleration of a series of broad cost reduction actions that began in 2008 to further reduce its corporate and business unit overhead cost structure, optimize its manufacturing footprint and realize sourcing savings throughout its supply chain. By the end of 2009, these actions resulted in the cumulative elimination of approximately 3,000 positions, or 13% of MWV’s global workforce, and the closure or restructure of 16 manufacturing facilities. Savings in 2009 from these actions were $154 million, exceeding the company’s target of $125 million. The company continues to target run-rate savings of about $250 million by mid-2010 from facility actions and overhead reductions.

Alternative fuel mixture credit

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualified for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process, to power its paperboard mills. The company submitted claims totaling $375 million, after associated expenses, based on fuel usage at its three U.S. paperboard mills from mid-January 2009 through December 31, 2009. These claims are included in other income, net in the 2009 consolidated statement of operations. The credit expired on December 31, 2009.

RESULTS OF OPERATIONS

The following table summarizes our results for the years ended December 31, 2009, 2008 and 2007, as reported in accordance with accounting principles generally accepted in the U.S. All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2009	2008	2007
Net sales	$6,049	$6,637	$6,407
Cost of sales	5,030	5,573	5,262
Selling, general and administrative expenses	823	809	870
Interest expense	204	210	205
Other income, net	(383)	(34)	(301)

Income from continuing operations before income taxes	375	79	371
Income tax provision (benefit)	150	(1)	105

Income from continuing operations	225	80	266
Income from discontinued operations, net of income taxes	—	10	19

Net income attributable to the company	$225	$90	$285

Net income per share—basic:
Income from continuing operations	$1.31	$0.46	$1.45
Income from discontinued operations	—	0.06	0.11

Net income attributable to the company	$1.31	$0.52	$1.56

Net income per share—diluted:
Income from continuing operations	$1.30	$0.46	$1.45
Income from discontinued operations	—	0.06	0.11

Net income attributable to the company	$1.30	$0.52	$1.56

Comparison of Years ended December 31, 2009 and 2008

Sales from continuing operations were $6.05 billion and $6.64 billion for the years ended December 31, 2009 and 2008, respectively. Decreased sales in 2009 were primarily driven by lower demand for packaged goods due to weak global economic conditions, as well as from unfavorable foreign currency exchange compared to 2008. Decreased sales also reflect the company’s strategy of exiting lower-return packaging product lines. These effects on sales were partially offset by improved pricing and product mix in targeted global packaging markets, including growth from new products and packaging sales from emerging markets, as well as higher land sales compared to 2008. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $5.03 billion and $5.57 billion for the years ended December 31, 2009 and 2008, respectively. Decreased cost of sales in 2009 was primarily driven by lower volumes and lower input costs for energy, raw materials and freight compared to 2008. In 2009, input costs for energy, raw materials and freight included in cost of sales were $150 million lower compared to 2008. Restructuring charges included in cost of sales were $151 million and $41 million in 2009 and 2008, respectively.

Selling, general and administrative expenses were $823 million and $809 million for the years ended December 31, 2009 and 2008, respectively. Restructuring charges included in selling, general and administrative expenses were $38 million and $26 million in 2009 and 2008, respectively. Benefits in 2009 from productivity initiatives and overhead reduction actions were partially offset by higher performance-based compensation compared to 2008.

Pension income was $68 million and $93 million for the years ended December 31, 2009 and 2008, respectively. For 2009 and 2008, pension income includes curtailment gains of $6 million and $11 million, respectively, resulting from U.S. employee reductions associated with the company’s 2008 and 2005 strategic cost management programs. Pension income is included in cost of sales and selling, general and administrative expenses, and is included in Corporate and Other for segment reporting purposes.

Interest expense was $204 million for the year ended December 31, 2009 and was comprised of $166 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV, $20 million related to borrowings under life insurance policies and $14 million related to other borrowings. Interest expense was $210 million for the year ended December 31, 2008 and was comprised of $164 million related to bond and bank debt, $13 million related to a long-term obligation non-recourse to MWV, $17 million related to borrowings under life insurance policies and $16 million related to other borrowings.

Other income, net was $383 million and $34 million for the years ended December 31, 2009 and 2008, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2009	2008
Alternative fuel mixture credit	$(375)	$—
Charges from early extinguishments of debt	23	—
Gains on sales of certain assets	(16)	(16)
Interest income	(19)	(39)
Foreign currency exchange (gains) losses	(3)	23
Other, net	7	(2)

	$(383)	$(34)

The company’s effective tax rate attributable to continuing operations was approximately 40% and (1)% for the years ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate in 2009 compared to 2008 was primarily due to the change in the levels of pre-tax earnings between the company’s domestic and foreign operations, including pre-tax domestic income of $375 million from alternative fuel mixture credits in 2009, as well as from tax charges related to domestic and foreign tax audit items in 2009.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

Packaging Resources

	Years ended December 31,
In millions	2009	2008
Sales	$2,446	$2,667
Segment profit [1]	182	195

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, and beverage and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Sales for the Packaging Resources segment were $2.45 billion in 2009 compared to $2.67 billion in 2008. Shipments of SBS in 2009 were 1,350,000 tons, down 18% from 2008, reflecting lower demand and a shift by this segment away from lower-value paperboard grades. In connection with this strategy, the segment removed approximately 200,000 tons of annual SBS paperboard capacity pursuant to the permanent shutdown of a paperboard machine at its Evadale, Texas mill during August 2009. Shipments of CNK® in 2009 were 951,000 tons, down 9% from 2008, primarily reflecting lower demand and higher maintenance-related downtime. In 2009, SBS prices were up 5% and CNK® prices were up 6% compared to 2008. Sales for the company’s Brazilian packaging operation, Rigesa Ltda., decreased 13% in 2009, due primarily to unfavorable foreign currency exchange, unfavorable product mix and modestly lower volume compared to 2008.

Profit for the Packaging Resources segment was $182 million in 2009 compared to $195 million in 2008. Earnings in 2009 were negatively impacted by $142 million from lower volume, $13 million from unfavorable foreign currency exchange and $11 million from other unfavorable items compared to 2008. Earnings in 2009 benefited by $79 million from productivity initiatives, overhead reduction actions and input cost deflation, and $74 million from improved pricing and product mix compared to 2008.

Consumer Solutions

	Years ended December 31,
In millions	2009	2008
Sales	$2,248	$2,511
Segment profit [1]	95	56

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. In addition, this segment has a pharmaceutical packaging contract with a mass-merchant, and manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $2.25 billion in 2009 compared to $2.51 billion in 2008. In 2009, overall volume was down compared to 2008 due to lower demand for premium products and declines in consumer spending, as well as from the segment exiting lower-margin product lines. These effects on sales were partially offset by continued strong demand for the company’s value-added Shellpak® solution within the healthcare market and for dispensing solutions for soaps and antibacterial lotions in personal care markets due to the heightened global awareness of the H1N1 virus. In addition, this segment benefited from increased demand in the emerging Asia beverage market and in media packaging market share gains were driven by the continued success of EcoLite DVD packaging.

Profit for the Consumer Solutions segment was $95 million in 2009 compared to $56 million in 2008. Profit improvement in the healthcare, personal care, beverage, and tobacco packaging markets was driven by successful implementation of the company’s transformation strategy, including maximizing production efficiency and exiting lower-return product lines. In 2009, earnings benefited by $125 million from productivity initiatives, overhead reduction actions and input cost deflation compared to 2008. In 2009, earnings were negatively impacted by $43 million from unfavorable pricing and product mix, $17 million from lower volume, $13 million from unfavorable foreign currency exchange and $13 million from other unfavorable items compared to 2008.

Consumer & Office Products

	Years ended December 31,
In millions	2009	2008
Sales	$1,006	$1,063
Segment profit [1]	133	96

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $1.01 billion in 2009 compared to $1.06 billion in 2008. During 2009, this segment had a solid back-to-school season in North America, with strong positioning and sell-through of proprietary, branded products at leading retailers. Sales of envelopes and office products were lower due to the weak global economic environment. Envelopes were especially impacted by financial services customers who significantly reduced direct mail offerings in 2009. This segment recently augmented its school and office supplies business with the acquisition of Grafon’s® during the third quarter of 2009, a provider of branded consumer products in Brazil, and has integrated its products and licensing agreements into the segment’s school offerings in the Southern Hemisphere. This segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $133 million in 2009 compared to $96 million in 2008. In 2009, earnings benefited by $67 million from productivity initiatives and lower overhead and other cost reductions, and $14 million from improved product mix compared to 2008. In 2009, earnings were negatively impacted by $37 million from lower volume and $7 million from other unfavorable items compared to 2008.

Specialty Chemicals

	Years ended December 31,
In millions	2009	2008
Sales	$503	$547
Segment profit [1]	56	48

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, as well as for water and food purification applications, and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment were $503 million in 2009 compared to $547 million in 2008. In 2009, lower overall volume more than offset improved product mix compared to 2008. While demand in 2009 for pine chemicals and automotive carbons were below 2008 levels, this segment benefited from stronger global demand for its asphalt solutions, increased demand for carbon technologies in water and food purification markets, and share gains in pine chemicals for oilfield and adhesive applications.

Profit for the Specialty Chemicals segment was $56 million in 2009 compared to $48 million in 2008. In 2009, earnings benefited by $46 million from productivity initiatives, overhead reduction actions and input cost deflation, and $2 million from improved product mix compared to 2008. In 2009, earnings were negatively impacted by $33 million from lower volume and $7 million from other unfavorable items compared to 2008.

Community Development and Land Management

	Years ended December 31,
In millions	2009	2008
Sales	$193	$135
Segment profit [1]	99	59

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings in North America. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

Sales for the Community Development and Land Management segment were $193 million in 2009 compared to $135 million in 2008. Profit was $99 million in 2009 compared to $59 million in 2008. Profit from real estate activities was $88 million in 2009 versus $40 million in 2008. In 2009, the company sold approximately 59,700 acres for gross proceeds of $118 million versus approximately 21,200 acres for gross proceeds of $57 million in 2008. Profit from forestry operations and leasing activities was $11 million in 2009 compared to $19 million in 2008.

The real estate and forest products sectors remain challenging due to continued credit tightening and weaker consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land. During 2009, the segment finalized a master plan for developing a company-owned 72,000 acre tract in the greater Charleston, South Carolina area.

Corporate and Other

	Years ended December 31,
In millions	2009	2008
Sales	$49	$105
Corporate and Other loss	(190)	(375)

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results include income and expense items not directly associated with ongoing segment operations, such as income from alternative fuel mixture credits, restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales, charges on early extinguishments of debt and other items.

Corporate and Other loss was $190 million in 2009 compared to a loss of $375 million in 2008. Contributing to the lower loss in 2009 was income from alternative fuel mixture credits of $375 million in 2009, income from vacation accrual adjustments due to a policy change of $20 million in 2009, and favorable foreign currency exchange of $19 million compared to 2008. The effects of the above items in 2009 were partially offset by higher restructuring charges of $120 million, lower pension income of $25 million, charges from the early extinguishments of debt of $23 million in 2009, an expense of $20 million from a contribution to the MeadWestvaco Foundation in 2009, higher net interest expense of $14 million and other net unfavorable items of $27 million compared to 2008.

Comparison of Years ended December 31, 2008 and 2007

Sales from continuing operations were $6.64 billion and $6.41 billion for the years ended December 31, 2008 and 2007, respectively. Increased sales in 2008 were driven by improved pricing and product mix and favorable foreign currency exchange, partially offset by lower volumes compared to 2007, primarily due to the effects of the global economic contraction in the second half of 2008. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $5.57 billion and $5.26 billion for the years ended December 31, 2008 and 2007, respectively. Increased cost of sales in 2008 was driven by continued significant input cost inflation, partially offset by lower volumes compared to 2007. In 2008, input costs for energy, raw materials and freight included in cost of sales were $260 million higher compared to 2007. Restructuring charges included in cost of sales were $41 million and $57 million in 2008 and 2007, respectively.

Selling, general and administrative expenses were $809 million and $870 million, or 12.2% and 13.6% as a percentage of sales, for the years ended December 31, 2008 and 2007, respectively. Lower expense in 2008 compared to 2007 was due primarily to improved productivity, lower restructuring charges and one-time costs, and lower employee incentive compensation, partially offset by unfavorable foreign currency exchange. In 2008, improved productivity lowered selling, general and administrative expenses by $83 million compared to 2007. Restructuring charges and one-time costs included in selling, general and administrative expenses were $26 million and $48 million in 2008 and 2007, respectively.

Pension income was $93 million and $58 million for the years ended December 31, 2008 and 2007, respectively. For 2008, pension income includes a pre-tax curtailment gain of $11 million resulting from U.S. employee reductions associated with the company’s 2005 strategic cost management program. Pension income is reported in cost of sales and selling, general and administrative expenses, and is included in Corporate and Other for segment reporting purposes.

Interest expense was $210 million for the year ended December 31, 2008 and was comprised of $164 million related to bond and bank debt, $13 million related to a long-term obligation non-recourse to MWV, $17 million from borrowings under life insurance policies and $16 million related to other borrowings. Interest expense was $205 million for the year ended December 31, 2007 and was comprised of $178 million related to bond and bank debt, $19 million related to borrowings under life insurance policies and $8 million related to other borrowings.

Other income, net was $34 million and $301 million for the years ended December 31, 2008 and 2007, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2008	2007
Gains on sales of forestlands [1]	—	(274)
Gains on sales of certain assets	(16)	—
Interest income	(39)	(19)
Foreign currency exchange losses (gains)	23	(12)
Other, net	(2)	4

	$(34)	$(301)

[1]

In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

The company’s effective tax rate attributable to continuing operations was approximately (1)% and 28% for the years ended December 31, 2008 and 2007, respectively. The decrease in the effective tax rate in 2008 compared to 2007 was primarily due to favorable settlements of certain U.S. federal tax audits in 2008, benefits from changes in federal tax laws and regulations in 2008, and the change in the levels of pre-tax earnings between the company’s domestic and foreign operations, including lower pre-tax domestic gains of $234 million from sales of forestlands in 2008 compared to 2007.

In addition to the information discussed above, the following sections discuss the results of operations for each of our business segments and Corporate and Other.

Packaging Resources

	Years ended December 31,
In millions	2008	2007
Sales [1]	$2,667	$2,504
Segment profit [1,2]	195	281

[1]	Results for 2007 have been recast to exclude the discontinued operations of the Kraft business.
[2]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, minority interest income and losses, and discontinued operations.

Sales for the Packaging Resources segment were $2.67 billion in 2008 compared to $2.50 billion in 2007. Increased sales were driven by improved pricing and product mix in key paperboard grades and by volume growth in SBS. Shipments of SBS in 2008 were 1,646,000 tons, up 5% from 2007. Shipments of CNK® in 2008 were 1,043,000 tons, down 5% from 2007, reflecting declines in beverage and general packaging grades in late 2008 as customers de-stocked inventories in response to weak economic conditions. In 2008, SBS prices were up 5% and CNK® prices were up 4% compared to 2007. Sales for the company’s Brazilian packaging operation, Rigesa Ltda., increased 19% in 2008 compared to 2007, due primarily to solid demand for corrugated packaging solutions in the Brazilian market.

Profit for the Packaging Resources segment was $195 million in 2008 compared to $281 million in 2007, reflecting record input cost inflation more than offsetting improvements in pricing and product mix and higher volume. Earnings in 2008 were negatively impacted by $162 million from input cost inflation and $51 million from unfavorable productivity due primarily to unscheduled maintenance and hurricane-related downtime. Earnings in 2008 benefited by $98 million from improved pricing and product mix, $12 million from favorable foreign currency exchange, $8 million from higher volume and $9 million from other favorable items compared to 2007.

Consumer Solutions

	Years ended December 31,
In millions	2008	2007
Sales	$2,511	$2,431
Segment profit [1]	56	86

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, minority interest income and losses.

Sales for the Consumer Solutions segment were $2.51 billion in 2008 compared to $2.43 billion in 2007. In 2008, higher sales were driven by growth in global beverage, home and garden and healthcare markets, and from favorable foreign currency exchange compared to 2007. These positive effects were partially offset by year-over-year volume declines in media and personal care packaging due to weakening economic conditions in the second half of 2008.

Profit for the Consumer Solutions segment was $56 million in 2008 compared to $86 million in 2007. In 2008, earnings were negatively impacted by $40 million from input cost inflation and $9 million from other unfavorable items compared to 2007. In 2008, earnings benefited by $11 million from improved productivity, $5 million from improved pricing and product mix and $3 million from higher volume compared to 2007.

Consumer & Office Products

	Years ended December 31,
In millions	2008	2007
Sales	$1,063	$1,147
Segment profit [1]	96	139

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, minority interest income and losses.

Sales for the Consumer & Office Products segment were $1.06 billion in 2008 compared to $1.15 billion in 2007. In 2008, volume declines across key product lines due to the weakening U.S. economy offset improvements in product mix compared to 2007, as well as higher year-over-year sales in the Brazilian school products business.

Profit for the Consumer & Office Products segment was $96 million in 2008 compared to $139 million in 2007. In 2008, earnings were negatively impacted by $38 million from lower volume, $28 million from input cost inflation, $5 million from unfavorable foreign currency exchange and $9 million from other unfavorable items compared to 2007. In 2008, earnings benefited by $23 million from improved productivity and $14 million from improved product mix compared to 2007.

Specialty Chemicals

	Years ended December 31,
In millions	2008	2007
Sales	$547	$494
Segment profit [1]	48	37

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

Sales for the Specialty Chemicals segment were $547 million in 2008 compared to $494 million in 2007. In 2008, improved pricing and product mix in most markets were partially offset by volume declines for carbon-based products due to lower automobile production volumes in North America compared to 2007, and volume declines for printing ink resins due to weakness in the publication inks industry.

Profit for the Specialty Chemicals segment was $48 million in 2008 compared to $37 million in 2007. In 2008, earnings benefited by $53 million from improved pricing and product mix and $8 million from other favorable items compared to 2007. In 2008, earnings were negatively impacted by $28 million from input cost inflation and $22 million from unfavorable productivity compared to 2007.

Community Development and Land Management

	Years ended December 31,
In millions	2008	2007
Sales [1]	$135	$87
Segment profit [2]	59	294

[1]

In 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

[2]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and minority interest income and losses.

Sales for the Community Development and Land Management segment were $135 million in 2008 compared to $87 million in 2007. Profit was $59 million for the year ended December 31, 2008 compared to $294 million for the year ended December 31, 2007. Profit in 2007 includes pre-tax gains of $250 million related to sales of non-strategic large-tract forestlands. Profit from real estate activities related to small-tract land sales was $40 million in 2008 compared to $24 million in 2007. Profit from forestry operations and leasing activities was $19 million in 2008 compared to $20 million in 2007. The company sold approximately 21,200 small-tract acres for gross proceeds of $57 million in 2008 compared to approximately 7,900 acres for gross proceeds of $26 million in 2007. As the U.S. economy continued to weaken in 2008, the company shifted its marketing focus to smaller recreational properties primarily located in rural Alabama, Georgia and Virginia.

Corporate and Other

	Years ended December 31,
In millions	2008	2007
Sales	$105	$130
Corporate and Other loss	(375)	(466)

Corporate and Other loss was $375 million in 2008 compared to a loss of $466 million in 2007. Contributing to the decreased loss in 2008 were lower restructuring charges of $40 million, higher pension income of $35 million, higher interest income of $20 million, a gain of $15 million from the sale of corporate real estate in 2008, and $8 million from other net favorable items, partially offset by $27 million from unfavorable foreign currency exchange compared to 2007.

2010 OUTLOOK

Overview

While the company believes overall demand may have stabilized at current levels, and is seeing volume growth opportunities in some markets and products, the resiliency and pace of these trends remains uncertain given continued weak economic conditions. The company expects to benefit from its growing positions in developing regions, including China and Brazil, to help offset continued weakened demand in developed markets, in particular the U.S. and Western Europe. The company expects continued benefits from its transformation strategies and ongoing cost reduction actions to be the significant drivers of improved year-over-year performance.

Other items

Capital spending was $224 million in 2009 and is expected to range from $250 million to $300 million in 2010 depending on demand trends across the company’s businesses. Depreciation, depletion and amortization expense was $443 million in 2009 and is expected to be about $425 million in 2010.

Interest expense was $204 million in 2009 and is expected to be approximately $190 million in 2010.

Pension income was $68 million in 2009 and is expected to be approximately $75 million in 2010 before the impact, if any, of a curtailment gain or loss due to a plan re-measurement from actions under the company’s strategic cost management program. In addition, the company’s U.S. qualified retirement plans remain over-funded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section later in this document.

LIQUIDITY AND CAPITAL RESOURCES

In response to continued economic uncertainty and to enhance MWV’s liquidity, we are successfully executing our strategy of reducing our operating cost structure and improving productivity, as well as aggressively managing working capital usage and matching production with market demand. Cash flow provided by continuing operations increased to $876 million in 2009 compared to $364 million in 2008, driven by the company’s continued focus of prioritizing cash generation as a key operating principle across its businesses, as well as from the receipt of alternative fuel mixture credits, higher earnings and improved working capital performance.

Cash and cash equivalents were $850 million at December 31, 2009 compared to $549 million at December 31, 2008. The credit quality of our portfolio of short-term investments remains strong with the majority of the company’s cash and cash equivalents invested in U.S. government securities. Cash flow from operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2010. In addition, the company’s U.S. qualified retirement plans remain over-funded, and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

MWV currently has $600 million of undrawn bank-committed credit capacity. We continuously monitor the credit quality of our credit facility banks, insurance providers and derivative contract counter-parties, in addition to our customers and key suppliers. The company has taken and will take further actions as necessary to mitigate any impact to its liquidity position; however, we cannot predict with any certainty the impact to the company of any further disruption in global credit markets.

Operating activities

Cash provided by operating activities from continuing operations was $876 million in 2009, compared to $364 million in 2008 and $574 million in 2007. The increase in operating cash flow in 2009 compared to 2008 and 2007 was primarily driven by the receipt of alternative fuel mixture credits from the Internal Revenue Service totaling $348 million in 2009, as well as from higher operating earnings and improved working capital performance. Cash generated from working capital improvements increased to $189 million in 2009, compared to $24 million in 2008 and $128 million in 2007, reflecting benefits from the company’s strategy of matching production with market demand and overhead reduction actions. See Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for information related to changes in working capital. Cash provided by operating activities from discontinued operations was $12 million and $67 million in 2008 and 2007, respectively.

Investing activities

Cash used in investing activities from continuing operations was $209 million in 2009, compared to $264 million in 2008 and $227 million in 2007. Proceeds from dispositions of assets were $58 million in 2009, compared to $67 million in 2008 and $182 million in 2007. Capital spending from continuing operations decreased to $224 million in 2009, compared to $288 million in 2008 and $329 million in 2007, reflecting the company’s continued preservation of its cash position by limiting such expenditures primarily to manufacturing maintenance and environmental and safety compliance. Payments for acquired businesses, net of cash acquired and transaction costs, were $15 million in 2009, compared to $18 million in 2008 and $52 million in 2007. Cash provided by investing activities from discontinued operations was $456 million in 2008, compared to cash used in investing activities from discontinued operations of $9 million in 2007.

Financing activities

Cash used in financing activities from continuing operations was $405 million in 2009, compared to $200 million in 2008 and $332 million in 2007. In 2009, net cash used in financing activities from continuing operations of $405 million was driven by long-term debt payments of $435 million, dividend payments of $157 million, payments of notes payable and short-term borrowings of $34 million and other uses of funds of $31 million, offset in part by proceeds from issuance of long-term debt of $250 million and other sources of funds of

$2 million. In 2008, net cash used in financing activities from continuing operations of $200 million was driven by dividend payments of $159 million, long-term debt payments of $36 million and other uses of funds of $13 million, offset in part by other sources of funds of $8 million. In 2007, net cash used in financing activities from continuing operations of $332 million was driven by stock repurchases of $486 million, dividend payments of $169 million, payments of notes payable and short-term borrowings of $128 million, long-term debt payments of $43 million and other uses of funds of $21 million, offset in part by proceeds from unsecured borrowing (non-recourse to MeadWestvaco) of $338 million, proceeds from issuance of common stock and exercises of stock options of $162 million, proceeds from the issuance of long-term debt of $12 million and other sources of funds of $3 million. Cash used by financing activities from discontinued operations was $7 million in 2007.

On September 16, 2009, the company completed a tender offer to repurchase $314 million of its 6.85% notes due in 2012. The repurchase was funded by net proceeds of $245 million received pursuant to the issuance of $250 million of 7.375% notes due in 2019, as well as from cash-on-hand. Upon settlement of the tender offer, the company reduced its outstanding 2012 notes from $633 million to $319 million.

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at December 31, 2009. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% at December 31, 2009 and 45% at December 31, 2008.

The company’s Board of Directors declared dividends of $0.92 per share, paying a total of $157 million, $159 million and $169 million of dividends to shareholders for the years ended December 31, 2009, 2008 and 2007, respectively. On January 25, 2010, the company’s Board of Directors declared a regular quarterly dividend of $0.23 per common share.

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

In 2007, the company received an installment note in the amount of $398 million (the “Timber Note”) as part of the consideration for the sale of certain large-tract forestlands. The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the LIBOR. In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. For further discussion related to this transaction, see Note E of Notes to Consolidated Financial Statements included in Part II, Item 8.

On February 2, 2010, Standard and Poor’s Ratings Services revised its outlook on MeadWestvaco to stable from negative, increased the company’s short-term credit rating to A-2 from A-3, and affirmed the company’s BBB long-term credit rating.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, and raw materials and freight, decreased significantly in 2009 compared to 2008. During 2009, the pre-tax input cost of energy, raw materials and freight was $150 million lower than in 2008. During 2008, the pre-tax input cost of energy, raw materials and freight attributable to continuing operations was $254 million higher than in 2007.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $27 million and $32 million in environmental capital expenditures in 2010 and 2011, respectively. Approximately $15 million was spent on environmental capital projects in 2009.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2009, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2009, there were approximately 560 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2009, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2009, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in Note G and Note I of Notes to Consolidated Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

The company has included in the disclosure below all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the definition of purchase obligations above.

	Payments due by period
In millions	Total	Less than 1 year 2010	1-3 years 2011 and 2012	3-5 years 2013 and 2014	More than 5 years 2015 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$2,018	$11	$350	$30	$1,627
Interest on debt (1)	2,301	155	289	258	1,599
Capital lease obligations (2)	353	13	23	20	297
Operating leases	374	61	86	57	170
Purchase obligations	1,059	609	181	162	107
Other long-term obligations (3)(4)	826	103	207	199	317

Total	$6,931	$952	$1,136	$726	$4,117

(1)

Amounts are based on weighted-average interest rate of 7.7% for the company’s fixed-rate long-term debt for 2010 and thereafter. See related discussion in Note G of Notes to Consolidated Financial Statements included in Part II, Item 8.

(2)	Amounts include both principal and interest payments.
(3)	Total excludes a $338 million liability that is non-recourse to MeadWestvaco. See related discussion in Note E of Notes to Consolidated Financial Statements included in Part II, Item 8.
(4)

Total excludes $297 million of unrecognized tax benefits and $83 million of related accrued interest and penalties due to the uncertainty of timing of payment. See Note O of Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.

SIGNIFICANT TRANSACTIONS

Alternative fuel mixture credit

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualified for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process, to power its paperboard mills. The company submitted claims totaling $375 million, after associated expenses, based on fuel usage at its three U.S. paperboard mills from mid-January 2009 through December 31, 2009. These claims are included in other income, net in the 2009 consolidated statement of operations. The credit expired on December 31, 2009.

Restructuring charges

Year ended December 31, 2009

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs. Cumulative charges since the inceptions of the 2005 and 2008 programs through December 31, 2009 were $292 million and $213 million, respectively.

For the year ended December 31, 2009, the company incurred pre-tax charges of $189 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $151 million is included in cost of sales and $38 million is included in selling, general and administrative expenses. The non-cash portion of these charges was $132 million. For the three months ended December 31, 2009, the company incurred pre-tax charges of $26 million, of which $14 million is included in cost of sales and $12 million is included in selling, general and administrative expenses. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes. The following table and discussion present additional detail of the 2009 charges:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$37	$46	$83
Packaging Resources	7	35	42
Consumer & Office Products	7	3	10
All other	6	48	54

	$57	$132	$189

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$5	$5
2008 program	57	127	184

	$57	$132	$189

Consumer Solutions

During the year ended December 31, 2009, the Consumer Solutions segment had restructuring actions in connection with its packaging converting operations primarily in the U.S. and Europe. These actions resulted in pre-tax charges of $83 million, of which $37 million related to employee separation costs covering approximately 840 employees and $46 million related to asset write-downs and other restructuring actions including the closure or restructure of 11 manufacturing facilities. The affected employees will be separated from the company by mid-2010.

Packaging Resources

During the year ended December 31, 2009, the Packaging Resources segment had restructuring actions in its manufacturing operations primarily in the U.S. and South America. These actions resulted in pre-tax charges of $42 million, of which $7 million related to employee separation costs covering approximately 150 employees and $35 million related to asset write-downs and other actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill. The affected employees will be separated from the company by mid-2010.

Consumer & Office Products

During the year ended December 31, 2009, the Consumer & Office Products segment had restructuring actions in connection with its operations in the U.S. These actions resulted in pre-tax charges of $10 million, of which $7 million related to employee separation costs covering approximately 330 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

All other

During the year ended December 31, 2009, the company incurred additional charges of $54 million. These charges include employee separation costs of $6 million related to approximately 180 employees. The affected employees will separate from the company by mid-2010. The remaining $48 million was related to asset write-downs and other restructuring actions primarily in connection with the disposition of the company’s specialty papers operation.

Year ended December 31, 2008

For the year ended December 31, 2008, the company incurred pre-tax charges of $69, of which $41 million, $26 million and $2 million is included in cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $44 million related to the Consumer Solutions segment, $8 million related to the Consumer & Office Products segment, $4 million related to the Packaging Resources segment, $4 million related to the Specialty Chemicals segment, and $9 million was attributed to Corporate and Other. The non-cash portion of these charges was $43 million. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 1,885 employees. As of December 31, 2009, all employee separation costs were paid.

Year ended December 31, 2007

For the year ended December 31, 2007, the company incurred pre-tax charges of $85 million, of which $57 million, $24 million and $4 million is included in cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $23 million related to the Consumer Solutions segment, $5 million related to the Consumer & Office Products segment, $2 million related to the Packaging Resources segment, and $55 million was attributed to Corporate and Other. The non-cash portion of these charges was $67 million. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 240 employees. As of December 31, 2008, all employee separation costs were paid. Charges attributed to Corporate and Other include $42 million in connection with asset write-downs and facility closure costs in connection with the company’s specialty papers division.

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

In 2009, the company recorded pre-tax pension income from continuing operations of $68 million, compared to $93 million in 2008 and $58 million in 2007. The company currently estimates pre-tax pension income in 2010 to be approximately $75 million. This estimate assumes a long-term rate of return on plan assets of 8.0%, and a discount rate of 5.74%. The company determined the discount rate by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2010 would change by approximately $17 million. Similarly, if the discount rate were to change by 0.5%, annual pension income in 2010 would change by approximately $9 million.

At December 31, 2009, the aggregate value of pension fund assets had increased to $3.5 billion from $3.1 billion at December 31, 2008, reflecting overall favorable equity and fixed income market performance during 2009. For further details regarding pension fund assets, see Note L of Notes to Consolidated Financial Statements included in Part II, Item 8.

Prior service cost and actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 9 years and 5 years, respectively, and are a component of accumulated other comprehensive income.

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

Impairment of long-lived assets: We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to carrying value to determine whether impairment exists. For an asset that is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Considerable judgment must be exercised as to determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to use in any value computations.

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change. As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets in the fourth quarter of 2009, there was no indication of impairment.

Goodwill: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. We review the recorded value of our goodwill annually on October 1 or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. As with our review of impairment of tangible and intangible assets, we employ significant assumptions in assessing goodwill for impairment. These assumptions include relevant considerations of market-participant data. An income approach is generally used to determine the fair values of our reporting units.

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although our fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. The following assumptions are key to our income approach:

•

Business projections—Projections are based on three-year forecasts that are developed internally by management and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of planned restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

•

Growth rates—A growth rate based on market participant data considerations is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the three-year forecast period.

•

Discount rates—Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected for the reporting units are based on existing conditions within the respective markets and reflect appropriate adjustments for potential risk premiums in those markets as well as appropriate weighting of the market cost of equity versus debt, which is developed with the assistance of external financial advisors.

•	Tax rates—Tax rates are based on estimates of the tax rates that a market participant would realize in the respective primary markets and geographic areas in which the reporting units operate.

Based on our annual review of the recorded value of goodwill during the fourth quarter of 2009, there was no indication of impairment. However, changes to any of the above assumptions could lead to impairment of goodwill in the future. See Note D and Note Q of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

Revenue recognition: We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. In 2009 and 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

Income taxes: Income taxes are accounted for in accordance with the guidelines provided by the Financial Accounting Standards Board, which recognizes deferred tax assets and liabilities based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the enacted tax laws.

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

The company has tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. The company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the position is sustainable. For those tax positions that meet the more likely than not criteria, the company records only the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with the respective taxing authority. Interest and penalties related to unrecognized tax benefits are recorded within income tax expense in the consolidated statements of operations. While actual results could vary, in management’s judgment, the company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

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

Fair value measurements

The company adopted a new framework for measuring fair value and has provided additional disclosures about fair value measurements. As permitted by transition rules, the new framework for measuring fair value and the related disclosures were adopted for all financial assets and liabilities as of January 1, 2008, and for all non-financial assets and liabilities as of January 1, 2009. Furthermore, on June 30, 2009, the company adopted new accounting guidance that requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. In addition, on January 1, 2010, the company will adopt new accounting guidance that requires additional disclosures regarding the different classes of assets and liabilities measured at fair value, the valuation techniques employed, the activity in Level 3 fair value measurements, and the transfers between the levels of fair value measurements. See Note A of Notes to Consolidated Financial Statements included in Part II, Item 8 for disclosures of fair value measurements.

Disclosures about defined benefit plan assets

On January 1, 2009, the company adopted new annual disclosure requirements regarding the plan assets of its defined benefit pension plans. The new disclosures are effective for years ending after December 15, 2009, and will provide users of the company’s consolidated financial statements with an understanding of how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. See Note A and Note L of Notes to Consolidated Financial Statements included in Part II, Item 8 for disclosures about defined benefit plan assets.

Accounting for business combinations

On January 1, 2009, the company adopted, as required, a revised accounting model for business combinations. Under the revised guidance, an acquirer is required to recognize the assets acquired, liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In addition, the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) is required to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. The requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. The company has applied the revised accounting model prospectively to business combinations for which the acquisition date was on or after January 1, 2009. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the year ended December 31, 2009.

Accounting for non-controlling interests

On January 1, 2009, the company adopted new accounting guidance regarding the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also changed the way the consolidated statement of operations is presented by requiring consolidated net income to include the amounts, if material, attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statement of operations of the amount of consolidated net income attributable to the parent and to the non-controlling interest. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the year ended December 31, 2009.

Disclosures about derivative instruments and hedging activities

On January 1, 2009, the company adopted new accounting guidance that expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how an entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for disclosures of derivative instruments and hedging activities.

Accounting for and disclosures of subsequent events

On June 30, 2009, the company adopted new accounting guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the year ended December 31, 2009. The company has considered events or transactions occurring subsequent to the consolidated balance sheet date through February 23, 2010 (issuance date of these consolidated financial statements) for potential recognition or disclosure in the company’s consolidated financial statements.

Accounting for variable interest entities

On January 1, 2010 the company will adopt new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying which enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities.

There were no other accounting standards issued in 2009 that had or are expected to have a material impact on the company’s financial position or results of operations.

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

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. The total notional amount of interest-rate swap instruments was $250 million at December 31, 2009. There were no outstanding interest-rate swaps at December 31, 2008. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 33% of its 2009 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s domestic operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2009 and 2008, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

The company also issues inter-company loans to its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2009, a 10% adverse change in currency rates would have about a $49 million effect on the company’s results. Although the company’s derivative and other foreign currency sensitive instruments expose it to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Item 8.	Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Richmond, Virginia

February 23, 2010

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

In millions, except per share data	Years ended December 31,
	2009	2008	2007
Net sales	$6,049	$6,637	$6,407

Cost of sales	5,030	5,573	5,262
Selling, general and administrative expenses	823	809	870
Interest expense	204	210	205
Other income, net	(383)	(34)	(301)

Income from continuing operations before income taxes	375	79	371
Income tax provision (benefit)	150	(1)	105

Income from continuing operations	225	80	266
Income from discontinued operations, net of income taxes	—	10	19

Net income attributable to the company	$225	$90	$285

Net income per share—basic:
Income from continuing operations	$1.31	$0.46	$1.45
Income from discontinued operations	—	0.06	0.11

Net income attributable to the company	$1.31	$0.52	$1.56

Net income per share—diluted:
Income from continuing operations	$1.30	$0.46	$1.45
Income from discontinued operations	—	0.06	0.11

Net income attributable to the company	$1.30	$0.52	$1.56

Shares used to compute net income per share:
Basic	171.3	172.3	182.6
Diluted	173.2	172.7	183.6

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

In millions, except share and per share data	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$850	$549
Accounts receivable, net	935	799
Inventories	590	695
Other current assets	155	118

Current assets	2,530	2,161

Property, plant, equipment and forestlands, net	3,442	3,518

Prepaid pension asset	938	634
Goodwill	818	805
Other assets	1,293	1,337

	$9,021	$8,455

LIABILITIES AND EQUITY
Accounts payable	$559	$567
Accrued expenses	673	618
Notes payable and current maturities of long-term debt	13	89

Current liabilities	1,245	1,274

Long-term debt	2,153	2,309
Other long-term obligations	1,172	972
Deferred income taxes	1,028	919

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2009—171,254,753 (2008—170,813,516)	2	2
Additional paid-in capital	3,130	3,108
Retained earnings	275	207
Accumulated other comprehensive loss	(1)	(350)

Total shareholders’ equity	3,406	2,967
Non-controlling interests	17	14

Total equity	3,423	2,981

	$9,021	$8,455

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

In millions	Shareholders’ equity
	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Total equity
Balance at December 31, 2006	182.1	$2	$3,370	$168	$(7)	$14	$3,547
Comprehensive income:
Net income	—	—	—	285	—	—	285
Foreign currency translation	—	—	—	—	187	—	187
Adjustments related to pension and other benefit plans, net of tax	—	—	—	—	171	—	171
Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(1)	—	(1)
Adoption of new accounting guidance for income taxes	—	—	—	(8)	—	—	(8)

Comprehensive income							636

Tax benefit on nonqualified stock options	—	—	8	—	—	—	8
Cash dividends	—	—	—	(169)	—	—	(169)
Minority interest distributions	—	—	—	—	—	(1)	(1)
Stock repurchased	(13.7)	—	(486)	—	—	—	(486)
Share-based compensation	—	—	26	—	—	—	26
Exercise of stock options	5.4	—	162	—	—	—	162

Balance at December 31, 2007	173.8	2	3,080	276	350	13	3,721
Comprehensive loss:
Net income	—	—	—	90	—	—	90
Foreign currency translation	—	—	—	—	(251)	—	(251)
Adjustments related to pension and other benefit plans, net of tax	—	—	—	—	(441)	—	(441)
Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(8)	—	(8)

Comprehensive loss							(610)

Sale of non-controlling interest	—	—	—	—	—	(9)	(9)
Acquisition of non-controlling interest	—	—	—	—	—	13	13
Cash dividends	—	—	—	(159)	—	—	(159)
Minority interest distributions	—	—	—	—	—	(3)	(3)
Stock repurchased	(3.0)	—	—	—	—	—	—
Share-based employee compensation	—	—	28	—	—	—	28

Balance at December 31, 2008	170.8	2	3,108	207	(350)	14	2,981
Comprehensive income:
Net income	—	—	—	225	—	—	225
Foreign currency translation	—	—	—	—	181	1	182
Adjustments related to pension and other benefit plans, net of tax	—	—	—	—	159	—	159
Net unrealized gain on derivative instruments, net of tax	—	—	—	—	9	—	9

Comprehensive income							575

Acquisition of non-controlling interest	—	—	—	—	—	3	3

Cash dividends	—	—	—	(157)	—	—	(157)
Minority interest distributions	—	—	—	—	—	(1)	(1)
Share-based compensation	0.3	—	20	—	—	—	20
Exercise of stock options	0.2	—	2	—	—	—	2

Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2009	2008	2007
Cash flows from operating activities
Net income	$225	$90	$285
Discontinued operations	—	(10)	(19)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	443	472	482
Deferred income taxes	100	(92)	(8)
Gains on sales of assets, net	(15)	(13)	(270)
Pension income	(68)	(93)	(58)
Changes in cash surrender value insurance polices	(40)	9	(33)
Impairment of long-lived assets	99	16	46
Changes in working capital, excluding the effects of acquisitions and dispositions	189	24	128
Change in alternative fuel mixture credit receivable	(32)	—	—
Other, net	(25)	(39)	21

Net cash provided by operating activities of continuing operations	876	364	574
Discontinued operations	—	12	67

Net cash provided by operating activities	876	376	641

Cash flows from investing activities
Additions to property, plant and equipment	(224)	(288)	(329)
Payments for acquired businesses, net of cash acquired	(15)	(18)	(52)
Proceeds from dispositions of assets	58	67	182
Contributions to joint ventures	(5)	(15)	(13)
Other	(23)	(10)	(15)
Discontinued operations	—	456	(9)

Net cash (used in) provided by investing activities	(209)	192	(236)

Cash flows from financing activities
Proceeds from issuance of long-term debt	250	3	12
Proceeds from secured borrowing (non-recourse to MWV)	—	—	338
Notes payable and other short-term borrowings, net	(34)	(11)	(128)
Repayment of long-term debt	(435)	(36)	(43)
Stock repurchases	—	—	(486)
Dividends paid	(157)	(159)	(169)
Changes in book overdrafts	(22)	(2)	(21)
Proceeds from issuance of common stock and exercises of stock options	2	—	162
Other financing activities	(9)	5	3
Discontinued operations	—	—	(7)

Net cash used in financing activities	(405)	(200)	(339)

Effect of exchange rate changes on cash	39	(64)	23

Increase in cash and cash equivalents	301	304	89

Cash and cash equivalents:
At beginning of period	549	245	156

At end of period	$850	$549	$245

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies

Basis of consolidation and preparation of financial statements: The consolidated financial statements include all majority-owned or controlled entities of MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), and all significant inter-company transactions are eliminated. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

Accounts receivable and allowance for doubtful accounts: Trade accounts receivable are recorded at the invoice amount and generally do not bear interest. The allowance for doubtful accounts is the company’s best estimate of the amount of probable loss in the existing accounts receivable. The company determines the allowance based on historical write-off experience by business. Past due balances over a specified amount are reviewed individually for collectibility. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets in the fourth quarter of 2009, there was no indication of impairment.

Goodwill: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. The company reviews the recorded value of goodwill at least annually on October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. Goodwill is required to be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step is to measure the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Goodwill has been allocated to the company’s respective reporting units based on its nature and synergies expected to be achieved. The fair value of each reporting unit is estimated primarily using an income approach, specifically the discounted cash flow method. The company employs significant assumptions in evaluating its goodwill for impairment. These assumptions include relevant considerations of market-participant data.

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although the fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. The following assumptions are key to the company’s income approach:

•

Business projections—Projections are based on three-year forecasts that are developed internally by management and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of planned restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

•

Growth rates—A growth rate based on market participant data considerations is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the three-year forecast period.

•

Discount rates—Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

discount rates selected for the reporting units are based on existing conditions within the respective markets and reflect appropriate adjustments for potential risk premiums in those markets as well as appropriate weighting of the market cost of equity versus debt, which is developed with the assistance of external financial advisors.

•	Tax rates—Tax rates are based on estimates of the tax rates that a market participant would realize in the respective primary markets and geographic areas in which the reporting units operate.

Based on management’s annual evaluation of the recorded value of goodwill during the fourth quarter of 2009, there was no indication of impairment. However, changes to any of the above assumptions could lead to impairment of goodwill in the future. See Note D and Note Q for further information.

Other assets: Capitalized software for internal use, equipment leased to customers and other amortizable and indefinite-lived intangible assets are included in other assets. Capitalized software and other amortizable intangibles are amortized using the straight-line and cash flows methods over their estimated useful lives of 3 to 21 years. Equipment leased to customers is amortized using the sum-of-the-years-digits method over the estimated useful life of the machine, generally 10 years. Revenue is recognized for the leased equipment on a straight-line basis over the life of the lease and is included in net sales. The company records software development costs in accordance with the accounting guidance provided by the Financial Accounting Standards Board. See Note D and Note E for further information.

Financial instruments: The company utilizes well-defined financial derivatives in the normal course of its operations as a means to manage some of its interest rate, foreign currency and commodity risks. All derivative instruments are required to be recorded in the consolidated balance sheets as assets or liabilities, measured at fair value. The fair value estimates are based on relevant market information, including market rates and prices. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income or loss and is recognized in the consolidated statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash-flow hedges are recognized in earnings. If a derivative is not designated as a qualifying hedge, changes in fair value are recognized in earnings. See Note H for further information.

Environmental and legal liabilities: Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The company recognizes a liability for other legal contingencies when a loss is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on the company’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. The company recognizes insurance recoveries when collection is reasonably assured. See Note P for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Also included in net sales is service revenue which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. In 2009 and 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

Shipping and handling costs: Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Research and development: Included in cost of sales and selling, general and administrative expenses are expenditures for research and development of $44 million, $61 million and $62 million for the years ended December 31, 2009, 2008 and 2007, respectively, which were expensed as incurred.

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

The company has tax jurisdictions located in many areas of the world and is subject to audit in these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. In the preparation of the company’s financial statements, management exercises judgments in estimating the potential exposure to unresolved tax matters. The company recognizes the tax benefit from an uncertain tax position if it is more likely than not that the position is sustainable. For those tax positions that meet the more likely than not criteria, the company records only the portion of the tax benefit that is greater than 50% likely to be realized upon settlement with the respective taxing authority. Interest and penalties related to unrecognized tax benefits are recorded within income tax expense in the consolidated statements of operations. While actual results could vary, in management’s judgment, the company has adequate tax accruals with respect to the ultimate outcome of such unresolved tax matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For the years ended December 31, 2009, 2008, and 2007, 8.0 million, 9.0 million and 2.1 million equity awards, respectively, were excluded from the calculation of weighted average shares outstanding, as the exercise price per share was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant.

Discontinued operations: Certain prior period amounts have been reclassified in the consolidated financial statements to conform to the 2008 presentation of discontinued operations for the company’s North Charleston, South Carolina kraft paper mill and related assets (collectively, the “Kraft business”), previously included in the Packaging Resources segment. On July 1, 2008, the company completed the sale of the Kraft business for net cash proceeds of $466 million. See Note Q for additional information.

New accounting guidance

During 2009, the company has or will adopt the below new accounting guidance as promulgated by the Financial Accounting Standards Board.

Fair value measurements

The company adopted a new framework for measuring fair value and has provided additional disclosures about fair value measurements. As permitted by transition rules, the new framework for measuring fair value and the related disclosures were adopted for all financial assets and liabilities as of January 1, 2008, and for all non-financial assets and liabilities as of January 1, 2009. Furthermore, on June 30, 2009, the company adopted new accounting guidance that requires disclosures about the fair value of financial instruments for interim reporting periods in addition to the existing requirement for annual financial statements. In addition, on January 1, 2010, the company will adopt new accounting guidance that requires additional disclosures regarding the different classes of assets and liabilities measured at fair value, the valuation techniques employed, the activity in Level 3 fair value measurements, and the transfers between the levels of fair value measurements. See Note A for disclosures of fair value measurements.

Disclosures about defined benefit plan assets

On January 1, 2009, the company adopted new annual disclosure requirements regarding the plan assets of its defined benefit pension plans. The new disclosures are effective for years ending after December 15, 2009, and will provide users of the company’s consolidated financial statements with an understanding of how investment allocation decisions are made, including factors that are pertinent to an understanding of investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure fair value of plan assets, effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period, and significant concentrations of risk within plan assets. See Notes A and L for disclosures about defined benefit plan assets.

Accounting for business combinations

On January 1, 2009, the company adopted, as required, a revised accounting model for business combinations. Under the revised guidance, an acquirer is required to recognize the assets acquired, liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

addition, the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) is required to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. The requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. The company has applied the revised accounting model prospectively to business combinations for which the acquisition date was on or after January 1, 2009. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the year ended December 31, 2009.

Accounting for non-controlling interests

On January 1, 2009, the company adopted new accounting guidance regarding the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance clarified that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The guidance also changed the way the consolidated statement of operations is presented by requiring consolidated net income to include the amounts, if material, attributable to both the parent and the non-controlling interest, and requires disclosure on the face of the consolidated statement of operations of the amount of consolidated net income attributable to the parent and to the non-controlling interest. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the year ended December 31, 2009.

Disclosures about derivative instruments and hedging activities

On January 1, 2009, the company adopted new accounting guidance that expanded the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how an entity accounts for derivative instruments and related hedged items, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note H for disclosures of derivative instruments and hedging activities.

Accounting for and disclosures of subsequent events

On June 30, 2009, the company adopted new accounting guidance that established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The impact of adoption did not have a material effect on the company’s consolidated financial statements as of and for the year ended December 31, 2009. The company has considered events or transactions occurring subsequent to the consolidated balance sheet date through February 23, 2010 (issuance date of these consolidated financial statements) for potential recognition or disclosure in the company’s consolidated financial statements.

Accounting for variable interest entities

On January 1, 2010 the company will adopt new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying which enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at December 31, 2009, measured on a recurring and non-recurring basis:

In millions	December 31, 2009	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$—	$1	$—
Derivatives-liabilities	(23)	—	(23)	—
Cash equivalents	670	670	—	—

Pension plan assets:
Asset backed securities	$20	$—	$19	$1
Equity investments	751	707	43	1
Preferred stock	2	2	—	—
Government securities	702	—	702	—
Corporate debt investments	548	—	536	12
Partnerships and joint ventures	104	—	—	104
Real estate	45	—	—	45
Common collective trust	1,125	—	1,125	—
Registered investment companies	55	—	55	—
103-12 investment entities	114	—	114	—
Other pension (payables) receivables	(4)	(32)	7	21

Total pension plan assets	$3,462	$677	$2,601	$184

Non-recurring fair value measurements:
Long-lived assets held and used	$1	$—	$—	$1
Long-lived assets held for sale	8	—	—	8

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

The following information is presented for those assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009:

In millions	Asset backed securities	Equity investments	Government securities	Corporate debt investments	Partnerships and joint ventures	Real estate	Other pension receivables and payables	Total
December 31, 2008	$1	$—	$40	$49	$133	$61	$282	$566
Purchases	1	2	—	4	19	6	4	36
Sales	(1)	(1)	(11)	(27)	(37)	(1)	(209)	(287)
Realized gains (losses)	—	—	(1)	(3)	(10)	—	208	194
Unrealized gains (losses)	—	—	2	4	(1)	(21)	(264)	(280)
Transfers in (out) of Level 3	—	—	(30)	(15)	—	—	—	(45)

December 31, 2009	$1	$1	$—	$12	$104	$45	$21	$184

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the pension plan assets were determined using a market approach based on quoted prices in active markets for identical or similar assets or where there were no observable market inputs an income approach based on estimated investment returns and cash flows.

Long-lived assets held and used with a carrying value of $81 million were written down to their estimated fair value of $1 million, resulting in an impairment charge of $80 million for the year ended December 31, 2009. In addition, long-lived assets held for sale with a carrying value of $27 million were written down to their estimated fair value of $8 million, resulting in an impairment charge of $19 million for the year ended December 31, 2009. Of these impairment charges totaling $99 million, $96 million is included in cost of sales and $3 million is included in selling, general and administrative expenses. A combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows was used to determine the fair values of the above long-lived assets.

At December 31, 2009, the book value of financial instruments included in debt is $2.2 billion and the fair value is estimated to be $2.3 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

B. Current assets

Cash equivalents of $670 million and $381 million at December 31, 2009 and 2008, respectively, are valued at cost, which approximates fair value. As of December 31, 2009 and 2008, the majority of the company’s cash equivalents were invested in U.S. government securities. Trade receivables have been reduced by an allowance for doubtful accounts of $27 million and $19 million at December 31, 2009 and 2008, respectively. Receivables also include $138 million and $60 million from sources other than trade at December 31, 2009 and 2008, respectively. Inventories at December 31, 2009 and 2008 are comprised of:

	December 31,
In millions	2009	2008
Raw materials	$144	$174
Production materials, stores and supplies	83	90
Finished and in-process goods	363	431

	$590	$695

Approximately 56% and 58% of inventories at December 31, 2009 and 2008, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $756 million and $841 million at December 31, 2009 and 2008, respectively. The effect of a LIFO layer decrements in 2009 was an increase of $0.03 to earnings per share for the year ended December 31 2009. The effects of LIFO layer decrements were not significant to the company’s consolidated statements of operations for the years ended December 31, 2008 and 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

C. Property, plant, equipment and forestlands

Depreciation and depletion expense was $350 million, $381 million and $392 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Property, plant, equipment and forestlands consisted of the following:

	December 31,
In millions	2009	2008
Land and land improvements	$255	$254
Buildings and leasehold improvements	882	846
Machinery and other	5,475	5,519

	6,612	6,619
Less: accumulated depreciation	(3,672)	(3,478)

	2,940	3,141
Forestlands	333	245
Construction-in-progress	169	132

	$3,442	$3,518

D. Goodwill and other intangible assets

At December 31, 2009, goodwill allocated to each of the company’s business segments was $68 million to Packaging Resources, $560 million to Consumer Solutions, $181 million to Consumer & Office Products and $9 million to Specialty Chemicals. At December 31, 2008, goodwill allocated to each of the company’s business segments was $68 million to Packaging Resources, $556 million to Consumer Solutions, $172 million to Consumer & Office Products and $9 million to Specialty Chemicals.

There were no accumulated impairment losses as of January 1, 2008. The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

In millions	2009	2008
Beginning balance	$805	$840
Adjustments [1]	13	(35)

Ending balance	$818	$805

[1]	Represents foreign currency translations, tax adjustments and purchase price allocations.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2009		December 31, 2008
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$222	$105	$203	$80
Customer contracts and lists	305	80	301	64
Patents	63	43	63	37
Other—primarily licensing rights	44	33	44	31

	$634	$261	$611	$212

In connection with the company’s acquisition of Saint-Gobain Calmar in 2006, the company acquired an indefinite-lived intangible asset which had a net book value of $97 million and $96 million at December 31, 2009 and 2008, respectively, with the year-over-year change reflecting the impact of foreign currency exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company recorded amortization expense of $41 million, $42 million and $43 million for the years ended December 31, 2009, 2008 and 2007, respectively, relating to intangible assets subject to amortization. Intangible assets subject to amortization are amortized over their estimated useful lives which range from 3 to 21 years. Intangible assets that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for impairment.

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: 2010 -$40 million, 2011 -$36 million, 2012 -$36 million, 2013 -$35 million, and 2014 -$31 million.

E. Other assets

Other assets consisted of the following:

	December 31,
In millions	2009	2008
Identifiable intangible assets	$470	$495
Restricted asset [1]	398	398
Cash surrender value of life insurance, net of borrowings	155	144
Capitalized software, net	59	66
Equipment leased to customers, net	85	81
Other	126	153

	$1,293	$1,337

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

Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. The $338 million non-recourse liability is included in other long-term obligations in the consolidated balance sheet at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
In millions	2009	2008
Accounts payable:
Trade	$517	$503
Other	42	64

	$559	$567

Accrued expenses:
Taxes, other than income	$44	$33
Interest	61	62
Payroll and employee benefit costs	272	197
Accrued rebates and allowances	72	73
Environmental and litigation	32	28
Income taxes payable	23	69
Freight	11	10
Restructuring charges	40	44
Other	118	102

	$673	$618

G. Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consisted of the following:

	December 31,
In millions	2009	2008
Short-term bank loans	$—	$31
Other short-term borrowings	2	3
Current maturities of long-term debt and capital lease obligations	11	55

	$13	$89

MeadWestvaco has a $600 million bank credit agreement that matures in October 2012. Borrowings under the agreement can be unsecured domestic or Eurodollar notes at rates approximating Prime or LIBOR at the company’s option. The $600 million credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2009. The credit facility was undrawn at December 31, 2009.

During 2007, the company obtained access to certain uncommitted credit lines. Short-term borrowings under these agreements were $31 million at December 31, 2008. Interest rates for these agreements ranged from 2.8% to 7.2% for the year ended December 31, 2008. There were no borrowings at December 31, 2009, as such credit lines expired during 2009. Other short-term borrowings of $2 million at December 31, 2009 and $3 million at December 31, 2008 are related to certain foreign operations.

The maximum amount of combined commercial paper borrowings outstanding during the year ended December 31, 2008 was $82 million. The average amount of commercial paper borrowings outstanding during

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2008 was $13 million, with an average interest rate of 3.6%. There were no commercial paper borrowings outstanding at December 31, 2008, and there were no commercial paper borrowings during the year ended December 31, 2009.

Long-term debt consisted of the following:

	December 31,
In millions	2009	2008
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,181	$1,181
Notes, rates from 6.85% to 7.38%, due 2012-2019	565	697
Sinking fund debentures, rates from 7.50% to 7.65%, due 2010-2027	262	270
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 6.35%, due 2035	51	51
Industrial Development Revenue Bonds, rate 6.10%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	4	5
Other long-term debt	8	67

	2,164	2,364
Less: amounts due within one year	(11)	(55)

Long-term debt	$2,153	$2,309

During the third quarter of 2009, the company received $245 million of net proceeds from the issuance of $250 million aggregate principal amount of 7.375% notes due September 2019. Pursuant to a tender offer during the third quarter of 2009, the company applied the above net proceeds and cash-on-hand towards the acquisition of $314 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $336 million plus accrued interest of $9 million. In addition, during the fourth quarter of 2009 the company elected to prepay a $58 million note due in 2017. The above transactions resulted in a $23 million pre-tax charge from early extinguishment of debt for the year ended December 31 2009.

As of December 31, 2009, outstanding debt maturing in the next five years is as follows: 2010—$11 million, 2011—$16 million, 2012—$334 million, 2013—$15 million, and 2014—$15 million.

As of December 31, 2009, capital lease obligations maturing in the next five years are as follows: 2010—$3 million, 2011—$2 million, 2012—$-0- million, 2013—$-0- million, and 2014—$-0- million.

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.7% for 2009 and 7.9% for 2008. The weighted average interest rate on the company’s variable-rate long-term debt was 4.1% for 2009 and 5.5% for 2008. The percentage of debt to total capital (shareholders’ equity and total debt) was 38.9% at December 31, 2009 and 44.7 % at December 31, 2008.

H. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with natural gas price fluctuations, foreign currency exchange rates and interest rates. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of non-performance by any counterparty under derivative financial instrument agreements is not considered significant by management. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the year ended December 31, 2009 and 2008 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency hedges
	2009	2008	2009	2008	2009	2008	2009	2008
Loss recognized in other comprehensive (income) loss (effective portion)	$(2)	$—	$(12)	$(15)	$—	$—	$—	$—

(Loss) gain reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(3)	$(5)	$(27)	$1	$—	$—	$—	$—
(Loss) gain recognized in earnings [1]	—	—	—	—	(7)	2	9	(1)

Total (loss) gain recognized in earnings	$(3)	$(5)	$(27)	$1	$(7)	$2	$9	$(1)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest-rate swaps or those derivatives not designated as hedges.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Assets/(Liabilities)
		Fair value [1]
In millions	Classification	December 31, 2009	December 31, 2008
Derivatives designated as hedges:
Natural gas	Accounts receivable	$1	$—
Natural gas	Accounts payable	(5)	(15)
Natural gas	Other long-term obligations	—	(3)
Interest rate swaps	Other long-term obligations	(7)	—
Foreign currency	Accounts payable	—	(1)

		(11)	(19)
Derivatives not designated as hedges:
Foreign currency	Accounts payable	(11)	(2)

Total derivatives		$(22)	$(21)

[1]	Fair values of derivative instruments are also disclosed in Note A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Natural gas

In order to better predict and manage the cash flows of natural gas consumed at certain of the company’s manufacturing facilities, the company engages in financial hedging of future gas purchase prices. Natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at December 31, 2009 and 2008 was $27 million and $61 million, respectively, and hedged consumption of 4 million and 7 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the natural gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $4 million. As of December 31, 2009, the maximum remaining term of existing hedges is two years. For the years ended December 31, 2009 and 2008, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

Forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. The total notional amount of these foreign currency forward contracts was $427 million and $170 million at December 31, 2009 and 2008, respectively. Gains and losses related to these forward contracts are included in other income, net.

Other forward contracts, which are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and are for terms of up to one year, are designated as cash flow hedges. For these hedges, realized gains and losses are recorded in net sales concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The total notional amount of these foreign currency forward contracts was $63 million and $78 million at December 31, 2009 and 2008, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months is not expected to be significant. As of December 31, 2009, the maximum remaining term of existing hedges is twelve months. For the years ended December 31, 2009 and 2008, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. The total notional amount of interest-rate swap instruments was $250 million at December 31, 2009. There were no outstanding interest-rate swaps at December 31, 2008. For the year ended December 31, 2009, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I. Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2009 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2010	$61	$13
2011	50	12
2012	36	11
2013	30	10
2014	27	10
Later years	170	297

Minimum lease payments	$374	353

Less: amount representing interest		205

Capital lease obligations		$148

Rental expense under operating leases was $77 million, $88 million and $82 million for the years ended December 31, 2009, 2008 and 2007, respectively.

J. Shareholders’ equity

The value included in common stock at December 31, 2009 and 2008 reflects the outstanding shares of common stock at $0.01 par value per share.

On November 20, 2007, the company entered into an accelerated share repurchase agreement with a financial institution counterparty (the “Counterparty”) to purchase $400 million of MeadWestvaco’s common stock. This program was funded by proceeds from sales of forestlands that closed in 2007. On November 21, 2007 and December 14, 2007, the Counterparty delivered 10 million shares and 1.1 million shares, respectively. Upon the conclusion of the program on June 19, 2008, the company received and retired another 2,933,369 shares resulting in a total number of shares of 14,029,157 received and retired at a volume weighted average price of $28.51 per share. The purchased shares through December 31, 2007 were retired and recorded as a $400 million reduction to additional paid-in capital in the consolidated balance sheet pursuant to regulations of the State of Delaware, the state of incorporation of MeadWestvaco, and the approval of the company’s Board of Directors.

In October of 2005, the company’s Board of Directors authorized the future purchase of up to 5 million shares of MeadWestvaco’s common stock, primarily to avoid dilution of earnings per share relating to the exercise of employee stock options. The number of shares available for purchase under this program at December 31, 2009 was 2.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cumulative components at year end of accumulated other comprehensive loss for 2009 and 2008 are as follows:

In millions	December 31,
	2009	2008
Foreign currency translation	$187	$6
Adjustments related to pension and other benefit plans	(185)	(344)
Unrealized loss on derivative instruments	(3)	(12)

	$(1)	$(350)

At December 31, 2009, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $0.92 per share in each of the years ended December 31, 2009, 2008 and 2007. Dividends paid were $157 million, $159 million and $169 million for the years ended December 31, 2009, 2008 and 2007, respectively.

K. Share-based compensation

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the company’s shareholders. At December 31, 2009, MeadWestvaco had five such plans under which share-based awards are available for grant. Initially, there was an aggregate of 28 million shares reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to key employees. On August 21, 2009 the company registered an additional 13.5 million shares under the 2005 Performance Incentive Plan. For all of the employee plans, there were approximately 9.0 million shares available for grant at December 31, 2009. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the closing price of the company’s stock on the date of grant. Stock options and SARs are exercisable pro-rata over a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without SARs or limited SARs, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of SARs is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to 500,000 shares to outside directors in the form of stock options or restricted stock units. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2009, 2008 and 2007, the total annual grants consisted of 65,142, 32,153, and 29,241 restricted stock units, respectively, for non-employee directors. There were 187,725 shares remaining for grant under this plan at December 31, 2009.

Stock options and stock appreciation rights

The company estimates the fair value of its stock option and SAR awards granted after January 1, 2006, using a lattice-based option valuation model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options and SARs. Expected volatilities are based on the historical and implied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2009	2008	2007
Weighted average fair value of stock options granted during the period	$0.95	$6.67	$9.01
Weighted average fair value of SARs granted during the period	2.31	6.46	8.07
Expected dividend yield for stock options	10.09%	3.39%	2.86%
Expected dividend yield for SARs	10.13%	3.38%	2.98%
Expected volatility	35.00%	29.00%	28.00%
Average risk-free interest rate for stock options	1.43%	3.02%	4.83%
Average risk-free interest rate for SARs	1.64%	2.50%	4.72%
Average expected term for stock options and SARs (in years)	6.6	7.4	7.4

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2007	12,995	29.49	490	29.55
Granted	1,138	32.21	84	32.11
Exercised	(5,540)	29.42	(33)	27.14		21.9
Cancelled	(653)	31.61	(45)	29.20

Outstanding at December 31, 2007	7,940	29.75	496	28.91		18.7
Granted	1,758	27.18	113	27.20
Exercised	(8)	24.00	—	—		—
Cancelled	(894)	30.79	(73)	28.52

Outstanding at December 31, 2008	8,796	29.16	536	28.62		—
Granted	4,752	9.15	139
Exercised	(134)	26.54	(9)			0.8
Cancelled	(1,654)	28.67	(23)

Outstanding at December 31, 2009	11,760	21.14	643	28.79	6.5 years	101.3
Exercisable at December 31, 2009	5,837	29.03	426	24.58	4.1 years	5.2
Exercisable at December 31, 2008	6,180	29.14	325	28.62	3.6 years	—

At December 31, 2009, there was approximately $10 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.9 years. Pre-tax compensation expense for stock options and SARs was $12 million, $5 million and $11 million for 2009, 2008 and 2007, respectively, and the tax benefit associated with this expense was $5 million, $1 million and $4 million for 2009, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total cash received from the exercise of share-based awards in 2009 was $2.7 million.

Restricted stock and restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock and restricted stock units vest over a three-year period. Awards granted in 2009, 2008 and 2007 consisted of both service and performance vesting restricted stock units. Under the employee plans, the owners of the stock are entitled to voting rights and to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the three-year vesting period or if predetermined goals are not accomplished relative to return on invested capital, revenue from new products, total procurement savings and reduction in selling, general and administrative expenses. The fair value of each share of restricted stock and restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period. There were no performance-based awards granted to employees in 2009. Performance-based awards granted to employees in 2008 and 2007 were 616,320 and 510,000, respectively. None of these grants were vested at December 31, 2009.

The following table summarizes restricted stock and restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2007	1,333	$28.88
Granted	909	28.96
Forfeited	(117)	29.77
Released	(223)	27.43

Outstanding at December 31, 2007	1,902	30.41
Granted	1,021	26.84
Forfeited	(183)	29.37
Released	(237)	30.23

Outstanding at December 31, 2008	2,503	29.51
Granted	913	9.07
Forfeited	(429)	28.23
Released	(339)	27.07

Outstanding at December 31, 2009	2,648	23.51

At December 31, 2009, there was approximately $17 million of unrecognized pre-tax compensation cost related to non-vested restricted stock and restricted stock units, which is expected to be recognized over a weighted-average period of 1.3 years. Pre-tax compensation expense for restricted stock and restricted stock units was $12 million, $22 million and $15 million for 2009, 2008 and 2007, respectively, and the tax benefit associated with this expense was $4 million, $7 million and $5 million, respectively. Dividends, which are payable in stock, accrue on the restricted stock unit grants and are subject to the same terms as the original grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

L. Employee retirement, postretirement and postemployment benefits

Retirement plans

MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under unfunded benefit plans. U.S. benefits are based on either a final average pay formula or a cash balance formula for the salaried plans and a unit-benefit formula for the bargained hourly plan. Contributions are made to the U.S. funded plans in accordance with ERISA requirements.

In August 2006, the President signed into law the Pension Protection Act of 2006 (“PPA”). The PPA established new minimum funding rules for defined benefit pension plans beginning in 2008. The company does not anticipate any required funding to the U.S. qualified retirement plans as a result of this legislation in the foreseeable future due to the overfunded status of the plans.

In October 2006, the Board of Directors approved the creation of a cash balance formula within the Company’s existing retirement plans for salaried and non-bargained hourly employees. The formula provides cash balance credits at the rate of 4%-8% of eligible earnings, depending upon age and years of service points, with interest credited annually at the 30-year Treasury rate. Effective January 1, 2007, all newly hired U.S. employees began accruing benefits under this formula. Effective January 1, 2008, all U.S. employees age 40 and over at that time were provided the opportunity to make a one-time choice between the existing final average pay and cash balance formulas and all U.S. employees less than age 40 at that time began accruing cash balance credits under this formula.

Net periodic pension income relating to employee retirement benefits was $68 million, $91 million and $54 million for the years ended December 31, 2009, 2008 and 2007, respectively. As a result of restructuring activities, curtailment gains of $6 million and $11 million were recorded in 2009 and 2008, respectively, and special termination benefits of $1 million, in the form of accelerated vesting, were recorded in 2009. No such items were incurred during 2007. Net periodic pension income reflects cumulative favorable investment returns on plan assets. Prior service cost and actuarial gains and losses subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 9 years.

In July, 2008, the company completed the sale of its Kraft business. The components of net pension income, as presented in the table below for 2008 and 2007 were not adjusted for discontinued operations resulting from the sale. Net pension income from continuing operations was $93 million and $58 million in 2008 and 2007, respectively.

In millions	Years ended December 31,
	2009	2008	2007
Service cost-benefits earned during the period	$46	$44	$53
Interest cost on projected benefit obligation	155	152	147
Expected return on plan assets	(268)	(283)	(265)
Amortization of prior service cost	2	6	6
Amortization of net actuarial loss	2	1	5

Pension income before settlements, curtailments and termination benefits	(63)	(80)	(54)
Curtailments	(6)	(11)	—
Termination benefits	1	—	—

Net periodic pension income	$(68)	$(91)	$(54)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2009	2008
Net actuarial (gain) loss	$(204)	$687
Amortization of net actuarial loss	(2)	(1)
Prior service benefit	(39)	—
Amortization of prior service cost	(2)	(6)
Curtailments	7	8

Total (gain) loss recognized in other comprehensive income (loss)	$(240)	$688

Total (gain) loss recognized in net periodic pension income and other comprehensive income (loss)	$(308)	$597

The estimated net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 is $3 million and $2 million, respectively.

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

The components of net postretirement benefits cost for each of the periods presented are as follows:

In millions	Years ended December 31,
	2009	2008	2007
Service cost-benefits earned during the period	$3	$3	$3
Interest cost	7	7	7
Net amortization	2	(1)	(1)

Net periodic postretirement benefits cost	$12	$9	$9

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2009	2008
Net actuarial loss (gain)	$3	$(3)
Prior service benefit	(6)	—
Net amortization	(2)	1

Total gain recognized in other comprehensive income (loss)	$(5)	$(2)

Total loss recognized in net periodic postretirement benefits cost and other comprehensive income (loss)	$7	$7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net actuarial gain and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefit cost in 2010 is $1 million and $3 million, respectively.

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2009 and 2008, based on a measurement date of December 31 for each period.

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,

In millions	2009	2008	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$2,404	$2,324	$180	$188	$116	$124
Service cost	42	40	4	4	3	3
Interest cost	144	142	11	10	7	7
Actuarial loss (gain)	107	56	14	6	3	(3)
Plan amendments	(37)	2	(3)	—	(6)	—
Foreign currency exchange rate changes	—	—	7	(18)	1	—
Employee contributions	—	—	—	—	7	14
Termination benefit costs	25	9	—	—	—	—
Curtailments	1	(2)	1	—	—	—
Benefits paid (including termination benefits)	(226)	(167)	(18)	(10)	(24)	(29)

Benefit obligation at end of year	$2,460	$2,404	$196	$180	$107	$116

Change in plan assets:
Fair value of plan assets at beginning of year	$3,038	$3,538	$49	$69	$—	$—
Actual return on plan assets	586	(333)	7	(6)	—	—
Company contributions	—	—	20	12	17	15
Foreign currency exchange rate changes	—	—	6	(16)	—	—
Employee contributions	—	—	—	—	7	14
Benefits paid (including termination benefits)	(226)	(167)	(18)	(10)	(24)	(29)

Fair value of plan assets at end of year	$3,398	$3,038	$64	$49	$—	$—

Over (under) funded status at end of year	$938	$634	$(132)	$(131)	$(107)	$(116)

Amounts recognized in the balance sheet consist of:
Noncurrent assets—prepaid pension asset	$938	$634	$—	$—	$—	$—
Current liabilities	—	—	(10)	(6)	(14)	(14)
Noncurrent liabilities	—	—	(122)	(125)	(93)	(102)

Total net pension asset (liability)	$938	$634	$(132)	$(131)	$(107)	$(116)

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax) consist of:
Net actuarial loss (gain)	$302	$516	$42	$34	$(19)	$(18)
Prior service cost (benefit)	4	36	(4)	(2)	(35)	(31)

Total loss (gain) recognized in accumulated other comprehensive income (loss)	$306	$552	$38	$32	$(54)	$(49)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit plans was $2.58 billion and $2.49 billion at December 31, 2009 and 2008, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2009	2008
Projected benefit obligation	$155	$148
Accumulated benefit obligation	142	130
Fair value of plan assets	20	16

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2009	2008
Retirement benefits:
Discount rate	5.74%	6.25%
Rate of compensation increase	3.98%	3.98%

Postretirement benefits:
Discount rate	5.75%	6.26%
Healthcare cost increase	7.76%	7.99%
Prescription drug cost increase	8.99%	9.47%

The weighted average assumptions used to determine net periodic pension cost and net postretirement benefits cost for the years presented:

	Years ended December 31,
	2009	2008	2007
Retirement benefits:
Discount rate	6.25%	6.35%	5.71%
Rate of compensation increase	3.98%	3.97%	3.97%
Expected return on plan assets	7.98%	8.47%	8.46%

Postretirement benefits:
Discount rate	6.26%	6.23%	5.74%
Healthcare cost increase	7.99%	8.48%	8.97%
Prescription drug cost increase	9.47%	10.21%	12.92%

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

The company determined the discount rates for 2009, 2008, and 2007 by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach more accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The annual rate of increase in healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2018 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2009 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2009 by $0.5 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2009 accumulated postretirement benefit obligation by $3 million and the total service and interest cost for 2009 by $0.5 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $23 million, $28 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2009 and 2008, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long-term rate of return
		2009	2008	2009
Asset category:
Equity securities	40%	47%	38%	10.1%
Debt securities	50%	48%	56%	6.3%
Real estate and private equity	10%	5%	6%	12.5%

Total	100%	100%	100%

The MeadWestvaco Master Retirement Trust maintains a well-diversified investment program through both the long-term allocation of trust fund assets among asset classes and the selection of investment managers whose various styles are fundamentally complementary to one another and serve to achieve satisfactory rates of return. Target asset allocation among asset classes is set through periodic asset/liability studies that emphasize protecting the funded status of the plan.

Portfolio risk and return is evaluated based on capital market assumptions for asset class long-term rates of return, volatility, and correlations. Target allocation to asset classes is set so that target expected asset returns modestly outperform expected liability growth while expected portfolio risk is low enough to make it unlikely that the funded status of the plan will drop below 100%. Active management of assets is used in asset classes and strategies where there is the potential to add value over a benchmark. The equity class of securities is expected to provide the long-term growth necessary to cover the growth of the plans’ obligations.

Equity market risk is the most concentrated type of risk in the trust which has significant investments in common stock and in collective trusts with equity exposure. This risk is mitigated by maintaining diversification in geography and market capitalization. Investment manager guidelines limit the amount that can be invested in any one security. Approximately 13% of the trust’s equity portfolio is hedged against equity market risk. The policy also allows allocation of funds to other asset classes that serve to enhance long-term, risk-adjusted return expectations.

Liquidity risk is present in the trust’s investments in partnerships/joint ventures, real estate, registered investment companies, and 103-12 investment entities. The policy limits target allocations to these asset classes to 10%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrated interest rate risk, credit spread risk, and inflation risk are present in the trust’s investments in government securities, corporate debt instruments, and common collective trusts. These investment risks are meant to offset the risks in the plan liabilities. Long-duration fixed income securities and interest rate swaps are used to better match the interest rate sensitivity of plan assets and liabilities. The portfolio’s interest rate risk is hedged at approximately 75% of the value of the plans’ accumulated benefit obligation. The tabular percentages above exclude the market value of the interest rate hedge used in rebalancing the asset allocation targets. Treasury inflation protected securities are used to better match inflation risk of plan assets and liabilities. Corporate debt instruments mitigate the credit risk in the discount rate used to value the plan liabilities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. A portion of the overall fund will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans.

Cash flows

Contributions:

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $3 million to the funded non-U.S. pension plans in 2010.

The company expects to pay $24 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2010. The table below presents estimated future benefits payments, substantially all of which are expected to be funded from plan assets.

Estimated future benefit payments:

In millions	Retirement benefits	Postretirement benefits before Medicare	Medicare Part D subsidy
2010	$183	$14	$1
2011	180	13	1
2012	186	13	1
2013	187	12	1
2014	192	12	1
2015 – 2019	997	51	2

Postemployment benefits

MeadWestvaco provides limited postemployment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

M. Restructuring charges

Year ended December 31, 2009

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges discussed below are pursuant to these programs. Cumulative charges since the inceptions of the 2005 and 2008 programs through December 31, 2009 were $292 million and $213 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2009, the company incurred pre-tax charges of $189 million in connection with employee separation costs, asset write-downs and other restructuring actions, of which $151 million is included in cost of sales and $38 million is included in selling, general and administrative expenses. The non-cash portion of these charges was $132 million. For the three months ended December 31, 2009, the company incurred pre-tax charges of $26 million, of which $14 million is included in cost of sales and $12 million is included in selling, general and administrative expenses. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes. The following table and discussion present additional detail of the 2009 charges:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$37	$46	$83
Packaging Resources	7	35	42
Consumer & Office Products	7	3	10
All other	6	48	54

	$57	$132	$189

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$5	$5
2008 program	57	127	184

	$57	$132	$189

Consumer Solutions

During the year ended December 31, 2009, the Consumer Solutions segment had restructuring actions in connection with its packaging converting operations primarily in the U.S. and Europe. These actions resulted in pre-tax charges of $83 million, of which $37 million related to employee separation costs covering approximately 840 employees and $46 million related to asset write-downs and other restructuring actions including the closure or restructure of 11 manufacturing facilities. The affected employees will be separated from the company by mid-2010.

Packaging Resources

During the year ended December 31, 2009, the Packaging Resources segment had restructuring actions in its manufacturing operations primarily in the U.S. and South America. These actions resulted in pre-tax charges of $42 million, of which $7 million related to employee separation costs covering approximately 150 employees and $35 million related to asset write-downs and other actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill. The affected employees will be separated from the company by mid-2010.

Consumer & Office Products

During the year ended December 31, 2009, the Consumer & Office Products segment had restructuring actions in connection with its operations in the U.S. These actions resulted in pre-tax charges of $10 million, of which $7 million related to employee separation costs covering approximately 330 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by mid-2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All other

During the year ended December 31, 2009, the company incurred additional charges of $54 million. These charges include employee separation costs of $6 million related to approximately 180 employees. The affected employees will separate from the company by mid-2010. The remaining $48 million was related to asset write-downs and other restructuring actions primarily in connection with the disposition of the company’s specialty papers operation.

Year ended December 31, 2008

For the year ended December 31, 2008, the company incurred pre-tax charges of $69, of which $41 million, $26 million and $2 million is included in cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $44 million related to the Consumer Solutions segment, $8 million related to the Consumer & Office Products segment, $4 million related to the Packaging Resources segment, $4 million related to the Specialty Chemicals segment, and $9 million was attributed to Corporate and Other. The non-cash portion of these charges was $43 million. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 1,885 employees. As of December 31, 2009, all employee separation costs were paid.

Year ended December 31, 2007

For the year ended December 31, 2007, the company incurred pre-tax charges of $85 million, of which $57 million, $24 million and $4 million is included in cost of sales, selling, general and administrative expenses, and other income, net, respectively. Of these charges, $23 million related to the Consumer Solutions segment, $5 million related to the Consumer & Office Products segment, $2 million related to the Packaging Resources segment, and $55 million was attributed to Corporate and Other. The non-cash portion of these charges was $67 million. These charges related to various restructuring actions, including asset write-downs and employee separation costs covering approximately 240 employees. As of December 31, 2008, all employee separation costs were paid. Charges attributed to Corporate and Other include $42 million in connection with asset write-downs and facility closure costs in connection with the company’s specialty papers division.

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2007 to the year ended December 31, 2009:

In millions	Employee Costs			Other Costs			Total
	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2006	$35	$—	$35	$15	$—	$15	$50	$—	$50
Current charges	19	—	19	8	—	8	27	—	27
Payments	(38)	—	(38)	(10)	—	(10)	(48)	—	(48)

Balance at December 31, 2007	16	—	16	13	—	13	29	—	29
Current charges	19	25	44	5	—	5	24	25	49
Payments	(21)	—	(21)	(13)	—	(13)	(34)	—	(34)

Balance at December 31, 2008	14	25	39	5	—	5	19	25	44
Current charges	—	57	57	4	11	15	4	68	72
Payments	(14)	(46)	(60)	(5)	(11)	(16)	(19)	(57)	(76)

Balance at December 31, 2009	$—	$36	$36	$4	$—	$4	$4	$36	$40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

N. Other income, net

Components of other income, net are as follows:

In millions	Years ended December 31,
	2009	2008	2007
Alternative fuel mixture credit [1]	$(375)	$—	$—
Charges from early extinguishments of debt [2]	23	—	—
Gains on sales of forestlands [3]	—	—	(274)
Gains on sales of certain assets [4]	(16)	(16)	—
Interest income	(19)	(39)	(19)
Foreign currency exchange (gains) losses	(3)	23	(12)
Other, net	7	(2)	4

	$(383)	$(34)	$(301)

[1]

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualified for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process, to power its paperboard mills. The company submitted claims totaling $375 million, after associated expenses, based on fuel usage at its three U.S. paperboard mills from mid-January 2009 through December 31, 2009, of which $348 million was received from the Internal Revenue Service by December 31, 2009. The credit expired on December 31, 2009.

[2]

During the third quarter of 2009, the company received $245 million of net proceeds from the issuance of $250 million aggregate principal amount of 7.375% notes due September 2019. Pursuant to a tender offer during the third quarter of 2009, the company applied the above net proceeds and cash-on-hand towards the acquisition of $314 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $336 million plus accrued interest of $9 million. In addition, during the fourth quarter of 2009 the company elected to prepay a $58 million note due in 2017. The above transactions resulted in a $23 million pre-tax charge from early extinguishment of debt for 2009, which is included in Corporate and Other for segment reporting purposes.

[3]

In 2009 and 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.

[4]

During 2009, gains on sales of certain assets primarily relate to the sale of a corrugated paperboard plant in Brazil. During 2008, gains on sales of certain assets primarily relate to the sale of corporate real estate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O. Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

In millions	Years ended December 31,
	2009	2008	2007
U.S. earnings (loss)	$250	$(63)	$201
Foreign earnings	125	142	170

	$375	$79	$371

The significant components of the income tax provision (benefit) are as follows:

In millions	Years ended December 31,
	2009	2008	2007
Current:
U.S. federal	$108	$(3)	$43
State and local	8	1	13
Foreign	52	52	42

	168	50	98

Deferred:
U.S. federal	(9)	(44)	18
State and local	(2)	—	5
Foreign	(7)	(1)	(6)

(Benefit) provision for deferred income taxes	(18)	(45)	17

Allocation to discontinued operations	—	6	10

Income tax provision (benefit) attributable to continuing operations	$150	$(1)	$105

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision (benefit) attributable to continuing operations:

In millions	Years ended December 31,
	2009	2008	2007
Income tax provision computed at the U.S. federal statutory rate of 35%	$131	$28	$130
State and local income taxes, net of federal benefit	7	6	5
Foreign income tax rate differential and other items	(16)	(10)	(24)
Valuation allowances	(3)	(1)	3
Credits	(6)	(12)	(1)
Tax charge related to Brazilian tax audit	26	—	—
Settlement of tax audits and other	11	(12)	(8)

Income tax provision (benefit) attributable to continuing operations	$150	$(1)	$105

Effective tax rate attributable to continuing operations	40.0%	(0.9)%	28.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal current and non-current deferred tax assets and liabilities were as follows:

In millions	December 31,
	2009	2008
Deferred tax assets:
Employee benefits	$169	$157
Postretirement benefit accrual	43	39
Other accruals and reserves	101	96
Net operating loss and other credit carry-forwards	159	181
Other	25	13

Total deferred tax assets	497	486
Valuation allowance	(96)	(123)

Net deferred tax assets	401	363

Deferred tax liabilities:
Depreciation and depletion	(892)	(878)
Nontaxable pension asset	(368)	(243)
Amortization of identifiable intangibles	(105)	(100)
Other	(8)	(17)

Total deferred tax liabilities	(1,373)	(1,238)

Net deferred liability	$(972)	$(875)

Included in the balance sheet:
Current assets—deferred tax asset	$56	$44
Noncurrent net deferred tax liability	(1,028)	(919)

Net deferred liability	$(972)	$(875)

The company has U.S. federal, state and foreign tax net operating loss carry-forwards which are available to reduce future taxable income in U.S. federal and various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2009 and 2008, no deferred income taxes have been provided for the company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings, including foreign currency translation adjustments, totaled $1.80 billion and $1.51 billion for the years ended December 31, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the adoptions of new accounting guidance for unrecognized tax benefits on January 1, 2007, the company reduced opening retained earnings by $8 million. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2009, 2008 and 2007 (in millions):

Balance at January 1, 2007	$186
Additions based on tax positions related to the current year	14
Additions for tax positions of prior years	28
Reductions for tax positions of prior years	(15)
Reductions for tax positions due to lapse of statute	(2)
Settlements	(64)
Foreign currency translation	4

Balance at December 31, 2007	151
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	21
Reductions for tax positions of prior years	(19)
Reductions for tax positions due to lapse of statute	(7)
Settlements	(25)
Foreign currency translation	(5)

Balance at December 31, 2008	127
Additions based on tax positions related to the current year	153
Additions for tax positions of prior years	33
Reductions for tax positions of prior years	(7)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(21)
Foreign currency translation	13

Balance at December 31, 2009	$297

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $297 million liability for unrecognized tax benefits at December 31, 2009, $248 million could impact the company’s effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s effective tax rate.

The Internal Revenue Service examination for tax years 2004-2006 is expected to close in 2010. Management does not anticipate any potential settlement for tax years 2004-2006 to result in a material change to the company’s financial position. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may change by $13 million to $63 million during 2010.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. During the years ended December 31, 2009, 2008 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2007, the company recognized interest and penalties totaling $27 million, $3 million and $16 million. The company accrued $83 million and $43 million for the payment of interest and penalties at December 31, 2009 and 2008, respectively.

Approximately $96 million of deferred income tax expense and $245 million of deferred income tax benefits were provided for in components of other comprehensive income during the years ended December 31, 2009 and 2008, respectively.

P. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2009, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2009, there were approximately 560 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2009, the company had recorded litigation liabilities of approximately $19 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Q. Acquisitions and dispositions

2009 acquisitions

During 2009, the company acquired a provider of branded consumer products in Brazil to augment its school and office supplies business. The purchase price of this acquisition including direct transaction costs was $15 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed. The results of operations for this acquisition are included in the Consumer & Office Products segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

2008 acquisitions

During 2008, acquisitions were made in North America and India to enhance the company’s performance chemical and consumer and office products businesses, strengthen the company’s capabilities in the pharmaceutical and beverage packaging markets, and expand the company’s presence in emerging markets. The aggregate purchase price of these acquisitions including direct transaction costs was $18 million. These acquisitions resulted in $16 million of identifiable intangible assets that will be amortized over a weighted-average amortization period of 6 years with the remainder allocated to fixed assets and working capital items. For all acquisitions, the total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed. The purchase price allocations associated with these acquisitions were complete at December 31, 2008. Results of operations for these acquisitions are included in the consolidated financial statements periods subsequent to their acquisition dates and are included in the Consumer & Office Products, Consumer Solutions, and Packaging Resources segments. These acquisitions did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for these acquisitions are not presented.

2007 acquisitions

During the third quarter of 2007, the company acquired two manufacturers of high-quality, innovative dispensing and sprayer systems to strengthen the company’s dispensing and spraying systems business. The aggregate purchase price of these acquisitions was $52 million and resulted in $17 million of identifiable intangible assets that will be amortized over their estimated useful lives of 3 to 16 years, and goodwill of $24 million with the remainder allocated to fixed assets and working capital items. For both acquisitions, the total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed. The amount of goodwill was determined by comparing the total cash purchase price to the total fair values of the assets acquired and liabilities assumed. Approximately $2 million of goodwill resulting from these transactions is deductible for tax purposes. The amount paid for these acquisitions that resulted in goodwill was primarily due to these businesses providing the company with new technologies and increased access to customers in growing and important end markets. The technologies from these acquisitions will be integrated with the company’s North American, European and Asian production facilities to extend the company’s growth in critical markets such as personal care and home and garden. Results of operations for these acquisitions are included in the consolidated financial statements periods subsequent to their acquisition dates and are included in the Consumer Solutions segment. These acquisitions did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for these acquisitions are not presented.

Dispositions

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after-tax) in the third quarter of 2008. For 2008, the after-tax gain on sale, as well as the after-tax operating results of the Kraft business, is being reported as income from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the years ended December 31, 2008 and 2007:

In millions, except per share amounts	Year ended December 31,
	2008	2007
Net sales	$253	$499

Cost of sales	238	448
Selling, general and administrative expenses	6	12
Interest expense	7	14
Other income, net	(14)	(4)

Income before income taxes	16	29

Income tax provision	6	10

Net income	$10	$19

Net income per share	$0.06	$0.11

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at December 31, 2008. In connection with the sale of the Kraft business in 2008, the sale of certain large-tract landholdings in 2007 and the sale of the printing and writing papers business in 2005, the company provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications, which did not result in a material impact on the company’s consolidated financial statements. The total aggregate exposure to the company for these matters could be up to about $50 million; however, the company currently considers there to be a remote possibility of being required to make any payments related to these guarantees.

R. Cash flows

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

In millions	Years ended December 31,
	2009	2008	2007
(Increase) decrease in:
Receivables	$(16)	$125	$44
Inventories	135	2	(39)
Prepaid expenses	7	(1)	(2)

Increase (decrease) in:
Accounts payable and accrued expenses	114	(99)	53
Income taxes payable	(51)	(3)	72

	$189	$24	$128

In millions	Years ended December 31,
	2009	2008	2007
Cash paid for:
Interest	$197	$195	$205
Less capitalized interest	(3)	(3)	(2)

Interest paid, net	$194	$192	$203

Income taxes paid, net	$74	$81	$19

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the sale of certain large-tract forestlands in 2007, the company received a $398 million long-term installment note which does not require any principal payments until its maturity in May 2027. See Note C and Note E for related discussion.

S. Business segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, and beverage and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed plastic packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. In addition, this segment has a pharmaceutical packaging contract with a mass-merchant, and manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, South America and Asia. Products include activated carbon used in emission control systems for automobiles and trucks, as well as for water and food purification applications, and performance chemicals used in printing inks, asphalt paving, adhesives and lubricants for the agricultural, paper and petroleum industries.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings in North America. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts through joint ventures and other ownership arrangements, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results include income and expense items not directly associated with ongoing segment operations,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such as income from alternative fuel mixture credits, restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales, charges on early extinguishments of debt and other items.

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

In millions	Years ended December 31,
	2009	2008	2007
Total sales outside of the U.S.	$1,976	$2,243	$2,131
Export sales from the U.S.	759	853	790
Long-lived assets located outside the U.S.	942	857	1,022
Long-lived assets located in the U.S.	3,825	3,727	4,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by business segment follows:

In millions	Trade sales	Inter-segment sales	Total sales	Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2009
Packaging Resources	$2,058	$388	$2,446	$182	$182	$2,489	$82
Consumer Solutions	2,248	—	2,248	95	166	2,383	79
Consumer & Office Products	1,006	—	1,006	133	29	674	5
Specialty Chemicals	499	4	503	56	28	384	28
Community Development and Land Management [3]	189	4	193	99	8	355	5
Corporate and Other [1,2]	49	—	49	(190)	30	2,736	25

Total	6,049	396	6,445	375	443	9,021	224
Intersegment eliminations	—	(396)	(396)	—	—	—	—

Consolidated totals [6]	$6,049	$—	$6,049	$375	$443	$9,021	$224

Year ended December 31, 2008
Packaging Resources [5]	$2,285	$382	$2,667	$195	$186	$2,496	$100
Consumer Solutions	2,509	2	2,511	56	186	2,529	111
Consumer & Office Products	1,063	—	1,063	96	32	635	11
Specialty Chemicals	547	—	547	48	27	391	28
Community Development and Land Management [3,5]	128	7	135	59	10	318	5
Corporate and Other [1,2,5]	105	—	105	(375)	31	2,086	33

Total	6,637	391	7,028	79	472	8,455	288
Intersegment eliminations	—	(391)	(391)	—	—	—	—

Consolidated totals [6]	$6,637	$—	$6,637	$79	$472	$8,455	$288

Year ended December 31, 2007
Packaging Resources [5]	$2,134	$370	$2,504	$281	$183	$2,706	$104
Consumer Solutions	2,430	1	2,431	86	180	2,742	144
Consumer & Office Products	1,147	—	1,147	139	35	803	10
Specialty Chemicals	493	1	494	37	23	371	33
Community Development and Land Management [3,5]	74	13	87	294	16	287	7
Corporate and Other [1,2,5]	129	1	130	(466)	45	2,426	31

Total	6,407	386	6,793	371	482	9,335	329
Assets of discontinued operations [4]	—	—	—	—	—	502	—
Intersegment eliminations	—	(386)	(386)	—	—	—	—

Consolidated totals [6]	$6,407	$—	$6,407	$371	$482	$9,837	$329

[1]	Revenue included in Corporate and Other includes sales from the company’s specialty papers operation, which was sold in the fourth quarter of 2009.
[2]	Corporate and Other includes minority interest income and losses, restructuring charges, pension income, interest expense and income, and gains and losses on certain asset sales.
[3]

In 2009 and 2008, sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land Management segment established in 2008. For periods prior to 2008, gains from sales of landholdings are included in other income, net in the consolidated statements of operations.
[4]	Assets of discontinued operations represent the assets of the Kraft business, which was sold on July 1, 2008.
[5]

Results for 2007 have been recast pursuant to the discontinued operations of the Kraft business and to conform to the new segment structure adopted in 2008 reflecting the separate presentation of the Community Development and Land Management business.

[6]	Consolidated totals represent results from continuing operations, except as otherwise noted.

T. Selected quarterly information (unaudited)

	Years ended December 31,
In millions, except per share data	2009 [1]	2008 [2]
Sales:
First	$1,354	$1,518
Second	1,432	1,709
Third	1,627	1,811
Fourth	1,636	1,599

Year	$6,049	$6,637

Gross profit:
First	$160	$225
Second	230	303
Third	330	321
Fourth	299	215

Year	$1,019	$1,064

Net income (loss) attributable to the company:
First	$(79)	$(4)
Second	125	56
Third	128	54
Fourth	51	(16)

Year	$225	$90

Net income (loss) per diluted share:
First	$(0.46)	$(0.02)
Second	0.72	0.33
Third	0.74	0.31
Fourth	0.29	(0.09)

[1]

First quarter 2009 results include after-tax restructuring charges of $51 million, or $0.30 per share. Second quarter 2009 results include after-tax income from alternative fuel mixture credits of $112 million, or $0.65 per share, and after-tax restructuring charges of $25 million, or $0.15 per share. Third quarter 2009 results include after-tax income from alternative fuel mixture credits of $64 million, or $0.37 per share, after-tax restructuring charges of $28 million, or $0.16 per share, after-tax income of $13 million, or $0.07 per share, from vacation accrual adjustments due to a policy change, an after-tax charge of $11 million, or $0.06 per share, from early extinguishment of debt, and an after-tax gain of $4 million, or $0.02 per share, related to a pension curtailment. Fourth quarter 2009 results include after-tax income from alternative fuel mixture credits of $66 million, or $0.38 per share, after-tax restructuring charges of $18 million, or $0.10 per share, tax charges of $32 million, or $0.18 per share, related to domestic and foreign tax audits, an after-tax charge

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $3 million, or $0.02 per share, from early extinguishment of debt, an after-tax expense of $12 million, or $0.07 per share, from a contribution to the MeadWestvaco Foundation, and after-tax gains of $12 million, or $0.06 per share, related to sales of certain assets.

[2]

First quarter 2008 results include after-tax restructuring charges of $5 million, or $0.03 per share, an after-tax gain of $6 million, or $0.04 per share, related to a pension curtailment, and after-tax income from discontinued operations of $4 million, or $0.02 per share. Second quarter 2008 results include after-tax restructuring charges of $6 million, or $0.03 per share, an after-tax gain of $9 million, or $0.05 per share, related to the sale of corporate real estate, and an after-tax loss from discontinued operations of $2 million, or $0.01 per share. Third quarter 2008 results include after-tax income from discontinued operations of $8 million, or $0.05 per share. Fourth quarter 2008 results include after-tax restructuring charges of $33 million, or $0.19 per share.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control—Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2009. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and operating to the reasonable assurance level, as of December 31, 2009, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2010 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Nominees for Election as Directors,” and “Board Committees,” to be filed with the SEC on or before March 26, 2010, and is incorporated herein by reference. A portion of the information required by this item for MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2010 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC or before March 26, 2010, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2010 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Equity Compensation Plan Information,” “Ownership of Directors and Executive Officers,” and “Ownership of Certain Beneficial Owners,” to be filed with the SEC on or before March 26, 2010, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2010 Proxy Statement, pursuant to Regulation 14A under the section captioned “Board Committees,” to be filed with the SEC on or before March 26, 2010, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2010 Proxy Statement, pursuant to Regulation 14A under the section captioned “Report of the Audit Committee of the Board of Directors,” to be filed with the SEC on or before March 26, 2010, and is incorporated herein by reference.

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

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2*	Amended and Restated By-laws of the Registrant dated December, 2009.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.9	Rights Agreement dated as of January 29, 2002 between the Registrant and The Bank of New York, previously filed as Item 2 to the company’s Form 8-A on January 29, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.10	Amendment to Rights Agreement dated as of December 21, 2007 between Registrant and the Bank of New York filed as Exhibit 4.2 to the company’s Form 8-A/A on December 26, 2007 (SEC file number 001-31215), and incorporated herein by reference.

4.11*	$600 Million Three-Year Credit Agreement, dated as of October 19, 2009, among the Registrant with a syndicate of commercial banks, including Citibank, N.A., as administrative agent.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

10.1+	The Mead Corporation 1991 Stock Option Plan, as amended through June 24, 1999, previously filed as Exhibit 10.xxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.3+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.4+	Amendment to The Mead Corporation 1996 Stock Option Plan effective January 23, 2007, as previously filed as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.5+	1985 Supplement to The Mead Corporation Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.6+	The Mead Corporation Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.7+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.8+	Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Key Trust Company of Ohio, N.A.; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.9+	The Mead Corporation Restricted Stock Plan effective December 10, 1987, as amended through June 24, 1999, previously filed as Exhibit 10.xxxv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.10+	Amendment to The Mead Corporation Restricted Stock Plan effective January 23, 2007, as previously filed as Exhibit 10.10 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.11+	Ninth Amendment to The Mead Corporation Restricted Stock Plan, previously filed as Exhibit 10.5 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.12+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.14+	The Mead Corporation Directors Capital Accumulation Plan as Amended and Restated effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed at Exhibit 99 to Westvaco’s Registration Statement on Form S-8 on February 28, 1995, and incorporated herein by reference.

10.16+	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.17+	Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco’s definitive proxy statement for the 1999 Annual Meeting of Shareholders (SEC file number 001-03013), and incorporated herein by reference.

10.18+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.19+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007, as previously filed as Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22	Equity and Asset Purchase Agreement dated as of January 14, 2005 between the Registrant and
Maple Acquisition LLC, previously filed as Exhibit 99.1 on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007 and January 1, 2009 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 30, 2009, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.27+*	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective January 25, 2009.

10.28+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.30+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.31+	Westvaco Corporation Retirement Plan for Outside Directors, as previously filed as Exhibit 10.i to the company’s Annual Report on Form 10-K for the year ended October 31, 1996, and incorporated herein by reference.

10.32+	Summary of MeadWestvaco Corporation Long-Term Incentive Plan under 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.31 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated by reference.

10.34+*	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended.

10.35+*	Summary of MeadWestvaco Corporation 2010 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended.

10.36+	Stock Option Awards in 2009—Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

February 23, 2010
/s/ E. MARK RAJKOWSKI
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ JOHN A. LUKE, JR. John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)	February 23, 2010

/S/ E. MARK RAJKOWSKI E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 23, 2010

/S/ JOHN E. BANU John E. Banu	Vice President and Controller (Principal Accounting Officer)	February 23, 2010

/S/ MICHAEL E. CAMPBELL Michael E. Campbell	Director	February 23, 2010

/S/ DR. THOMAS W. COLE, JR. Dr. Thomas W. Cole, Jr.	Director	February 23, 2010

/S/ JAMES G. KAISER James G. Kaiser	Director	February 23, 2010

/S/ RICHARD B. KELSON Richard B. Kelson	Director	February 23, 2010

/S/ JAMES M. KILTS James M. Kilts	Director	February 23, 2010

/S/ SUSAN J. KROPF Susan J. Kropf	Director	February 23, 2010

/S/ DOUGLAS S. LUKE Douglas S. Luke	Director	February 23, 2010

/S/ ROBERT C. MCCORMACK Robert C. McCormack	Director	February 23, 2010

/S/ TIMOTHY H. POWERS Timothy H. Powers	Director	February 23, 2010

/S/ EDWARD M. STRAW Edward M. Straw	Director	February 23, 2010

/S/ JANE L. WARNER Jane L. Warner	Director	February 23, 2010