Form 10-Q
period 2010-03-31
MEADWESTVACO Corp
filed 2010-05-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At April 30, 2010, there were 170,845,699 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Net sales	$1,402	$1,354

Cost of sales	1,159	1,194
Selling, general and administrative expenses	179	207
Interest expense	47	52
Other income, net	(6)	(8)

Income (loss) before income taxes	23	(91)

Income tax benefit	(1)	(12)

Net income (loss) attributable to the company	$24	$(79)

Net income (loss) per share attributable to the company – basic and diluted:	$0.14	$(0.46)

Shares used to compute net income (loss) per share:
Basic	171.4	171.1
Diluted	173.9	171.1

Cash dividends per share	$0.23	$0.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$731	$850
Accounts receivable, net	765	935
Inventories	641	590
Other current assets	155	155

Current assets	2,292	2,530

Property, plant, equipment and forestlands, net	3,374	3,442
Prepaid pension asset	988	938
Goodwill	809	818
Other assets	1,276	1,293

	$8,739	$9,021

LIABILITIES AND EQUITY
Accounts payable	$581	$559
Accrued expenses	488	673
Notes payable and current maturities of long-term debt	16	13

Current liabilities	1,085	1,245

Long-term debt	2,149	2,153
Other long-term obligations	1,132	1,172
Deferred income taxes	1,030	1,028

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2010 – 170,818,993 (2009 – 171,254,753)	2	2
Additional paid-in capital	3,109	3,130
Retained earnings	260	275
Accumulated other comprehensive loss	(45)	(1)

Total shareholders’ equity	3,326	3,406
Non-controlling interests	17	17

Total equity	3,343	3,423

	$8,739	$9,021

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions
	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$24	$(79)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	105	111
Deferred income taxes	(22)	(12)
Pension income	(19)	(14)
Impairment of long-lived assets	2	50
Changes in working capital	(79)	40
Other, net	(19)	(5)

Net cash (used in) provided by operating activities	(8)	91

Cash flows from investing activities:
Capital expenditures	(38)	(45)
Proceeds from dispositions of assets	4	4
Other	10	(2)

Net cash used in investing activities	(24)	(43)

Cash flows from financing activities:
Repayment of long-term debt	(16)	(1)
Notes payable and other short-term borrowings, net	11	—
Changes in book overdrafts	2	(25)
Dividends paid	(39)	(39)
Stock repurchases	(26)	—
Other	1	(3)

Net cash used in financing activities	(67)	(68)

Effect of exchange rate changes on cash	(20)	(10)

Decrease in cash and cash equivalents	(119)	(30)

Cash and cash equivalents:
At beginning of period	850	549

At end of period	$731	$519

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to present fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. New accounting guidance

During the three months ended March 31, 2010, the company adopted the below new accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements as of and for the three months ended March 31, 2010.

Fair value disclosures

On January 1, 2010, the company adopted new accounting guidance that requires additional disclosures regarding different classes of assets and liabilities measured at fair value, valuation techniques employed and transfers between the levels of fair value measurements. See Note 3 for disclosures of fair value measurements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at March 31, 2010, measured on a recurring and non-recurring basis:

In millions	March 31, 2010	Level 1(1)	Level 2(2)	Level 3(3)
Recurring fair value measurements:
Derivatives-assets	$1	$—	$1	$—
Derivatives-liabilities	(14)	—	(14)	—
Cash equivalents	579	579	—	—

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three months ended March 31, 2010. In addition, impairment charges recognized on long-lived assets were not significant for the three months ended March 31, 2010.

At March 31, 2010, the book value of debt is $2.1 billion and the fair value is estimated to be $2.3 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4. Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during the three months ended March 31, 2010 are pursuant to the 2008 program. Restructuring charges incurred during the three months ended March 31, 2009 are pursuant to the 2008 and 2005 programs. Cumulative charges since the inceptions of the 2005 and 2008 programs through March 31, 2010 were $292 million and $220 million, respectively. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended March 31, 2010

During the three months ended March 31, 2010, the company incurred pre-tax restructuring charges of $7 million related to employee separation costs, asset write-downs and other restructuring actions, of which $3 million is included in cost of sales and $4 million is included in selling, general and administrative expenses. Of this amount, $3 million related to employee separation costs and $4 million related to asset write-downs and other restructuring actions.

The following table and discussion present additional detail by segment for the three months ended March 31, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$3	$5
All other	1	1	2

Total restructuring charges	$3	$4	$7

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consumer Solutions

During the three months ended March 31, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $5 million, of which $2 million related to employee separation actions along with severance of approximately 10 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

All other

During the three months ended March 31, 2010, the company recorded additional pre-tax charges of $2 million, of which $1 million related to employee separation actions along with severance of approximately 20 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2010:

	Employee costs			Other costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2009	$—	$36	$36	$4	$—	$4	$4	$36	$40
Charges	—	3	3	—	1	1	—	4	4
Payments	—	(11)	(11)	—	—	—	—	(11)	(11)

Balance at March 31, 2010	$—	$28	$28	$4	$1	$5	$4	$29	$33

Three months ended March 31, 2009

During the three months ended March 31, 2009, the company incurred pre-tax restructuring charges of $81 million related to employee separation costs, asset write-downs and other restructuring actions, of which $66 million is included in cost of sales and $15 million is included in selling, general and administrative expenses. Of this amount, $21 million related to employee separation costs and $60 million related to asset write-downs and other restructuring actions.

The following tables and discussion present additional detail by segment for the three months ended March 31, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$13	$16	$29
Packaging Resources	4	—	4
Consumer & Office Products	3	—	3
All other	1	44	45

Total restructuring charges	$21	$60	$81

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$2	$2
2008 program	21	58	79

Total restructuring charges	$21	$60	$81

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consumer Solutions

During the three months ended March 31, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $13 million related to employee separation actions along with severance of approximately 320 employees and $16 million related to asset write-downs and other restructuring actions. The affected employees separated from the company by the end of 2009.

Packaging Resources

During the three months ended March 31, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $4 million related to employee separation actions along with severance of approximately 70 employees. The affected employees separated from the company by the end of 2009.

Consumer & Office Products

During the three months ended March 31, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $3 million related to employee separation actions along with severance of approximately 150 employees. The affected employees separated from the company by the end of 2009.

All other

During the three months ended March 31, 2009, the company recorded additional pre-tax charges of $45 million. Of this amount, $44 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation, and $1 million related to employee separation actions along with severance of approximately 10 employees. The affected employees separated from the company by the end of 2009.

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2010	December 31, 2009
Raw materials	$171	$144
Production materials, stores and supplies	81	83
Finished and in-process goods	389	363

	$641	$590

Property, plant and equipment is net of accumulated depreciation of $3.65 billion and $3.67 billion at March 31, 2010 and December 31, 2009, respectively.

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

	March 31, 2010		December 31, 2009
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$222	$108	$222	$105
Customer contracts and lists	299	84	305	80
Patents	61	43	63	43
Other – primarily licensing rights	42	32	44	33

	$624	$267	$634	$261

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Included in other assets are indefinite-lived intangible assets with carrying values of $95 million and $97 million at March 31, 2010 and December 31, 2009, respectively.

The company recorded amortization expense for intangible assets subject to amortization of $10 million for both the three months ended March 31, 2010 and 2009. Based on the March 31, 2010 carrying values of intangible assets subject to amortization, estimated amortization expense for 2010 and each of the succeeding five years is as follows: 2010 – $40 million; 2011 – $37 million; 2012 – $36 million; 2013 – $36 million; 2014 – $32 million; and 2015 – $29 million.

7. Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with natural gas price fluctuations, foreign currency exchange rates and interest rates. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are mitigated by expected offsetting fluctuations in the matched exposures.

All derivative instruments are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair values. Fair value estimates are based on relevant market information, including market rates and prices. For a derivative instrument designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in earnings when the hedged item affects earnings. The ineffective portions of cash flow hedges are recognized, as incurred, in earnings. For a derivative instrument designated as a fair value hedge, changes in fair value of both the derivative instrument and the hedged item are recognized in earnings. Changes in the fair value of a derivative instrument not designated as a qualifying hedge are recognized in earnings.

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended March 31, 2010 and 2009 is presented in the below table:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2010	2009	2010	2009	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$3	$3	$(7)	$(11)	$—	$—	$—	$—

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$—	$3	$(3)	$(8)	$—	$—	$—	$—
Gain (loss) recognized in earnings [1]	—	—	—	—	4	—	(20)	(3)

Total gain (loss) recognized in earnings	$—	$3	$(3)	$(8)	$4	$—	$(20)	$(3)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	March 31, 2010	December 31, 2009
Derivatives designated as hedges:
Natural gas	Accounts receivable	$—	$1
Natural gas	Accounts payable	(8)	(5)
Interest rate swaps	Other long-term obligations	(3)	(7)
Foreign currency	Other current assets	1	—
Foreign currency	Accounts payable	2	—

		(8)	(11)

Derivatives not designated as hedges:
Foreign currency	Accounts payable	(5)	(11)

Total derivatives		$(13)	$(22)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at March 31, 2010 and December 31, 2009 was $28 million and $27 million, respectively, and hedged consumption was 5 million and 4 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $8 million during the next twelve months. As of March 31, 2010, the maximum remaining term of existing hedges was two years. For the three months ended March 31, 2010 and 2009, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with certain short-term foreign inter-company loans, some foreign currency sales and purchases of its international operations, and some foreign sales of its U.S. operations. Using such foreign currency forward contracts, the company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the company’s cash flows.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The foreign currency forward contracts related to certain inter-company loans are short term in duration and are not designated as hedging instruments. The notional amount of these foreign currency forward contracts was $471 and $427 million at March 31, 2010 and December 31, 2009, respectively. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations.

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The notional amount of these foreign currency forward contracts was $70 million and $63 million at March 31, 2010 and December 31, 2009, respectively. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $3 million. As of March 31, 2010, the maximum remaining term of existing hedges was one year. For the three months ended March 31, 2010 and 2009, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. The total notional amount of interest-rate swap instruments was $250 million at both March 31, 2010 and December 31, 2009. For the three months ended March 31, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For the three months ended March 31, 2009, there were no interest-rate swap agreements outstanding. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations.

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2010 and 2009 are presented in the table below.

	Three months ended March 31,
	Pension benefits		Postretirement benefits
In millions	2010	2009	2010	2009
Service cost - benefits earned during the period	$11	$11	$1	$1
Interest cost on projected benefit obligation	37	39	2	2
Expected return on plan assets	(68)	(67)	—	—
Amortization of prior service cost (income)	1	1	(1)	(1)
Amortization of net actuarial loss	1	1	—	—
Termination benefits	—	1	—	—
Curtailment gain	(1)	—	—	—

Net periodic benefit (income) cost	$(19)	$(14)	$2	$2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive loss for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31,
In millions	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Amortization of prior service cost (income)	$1	$1	$(1)	$(1)
Amortization of net actuarial loss	1	1	—	—

Total recognized in other comprehensive loss	$2	$2	$(1)	$(1)

Curtailment recognition

For the three months ended March 31, 2010, the company recorded a pre-tax curtailment gain of $1 million with respect to U.S. employee terminations pursuant to the company’s 2008 cost initiative. Plan assets and liabilities were re-measured at March 31, 2010 using a discount rate of 5.75%, resulting in a net increase to the plans’ funded status for which the company recorded an after-tax gain of $18 million in other comprehensive loss.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended March 31, 2010. However, the company expects to contribute $4 million to the funded non-U.S. plans in 2010.

The company expects to pay benefits in 2010 to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $6 million, $14 million, and $4 million, respectively. During the three months ended March 31, 2010, $6 million was paid by the company. The company anticipates paying an additional $18 million during the remainder of 2010.

9. Net income (loss) per common share

Basic net income per share for the three months ended March 31, 2010 and basic net loss per share for the three months ended March 31, 2009 is calculated using the weighted average shares outstanding. For the three months ended March 31, 2010 and 2009, 6 million and 9 million, respectively, of incremental shares issuable upon the assumed exercise of stock options and other stock-based compensation awards were excluded from the calculation of weighted-average shares as they would have had an anti-dilutive effect on net income (loss) per share.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Equity

Changes in equity for the three months ended March 31, 2010 and 2009 are as follows:

Three months ended March 31, 2010	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Comprehensive loss:
Net income	—	—	—	24	—	—	24
Foreign currency translation	—	—	—	—	(63)	—	(63)
Adjustments related to pension and other benefit plans, net of tax	—	—	—	—	20	—	20
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(1)	—	(1)

Comprehensive loss attributable to the company	—	—	—	—	—	—	(20)

Cash dividends	—	—	—	(39)	—	—	(39)
Stock repurchased	(1.1)	—	(26)	—	—	—	(26)
Share-based employee compensation	0.3	—	3	—	—	—	3
Exercise of stock options	0.3	—	2	—	—	—	2

Balance at March 31, 2010	170.8	$2	$3,109	$260	$(45)	$17	$3,343

Three months ended March 31, 2009	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive loss:
Net loss	—	—	—	(79)	—	—	(79)
Foreign currency translation	—	—	—	—	(58)	—	(58)
Adjustments related to pension and other benefit plans, net of tax	—	—	—	—	1	—	1
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(1)	—	(1)

Comprehensive loss attributable to the company	—	—	—	—	—	—	(137)

Cash dividends	—	—	—	(39)	—	—	(39)
Share-based employee compensation	0.3	—	3	—	—	—	3

Balance at March 31, 2009	171.1	$2	$3,111	$89	$(408)	$14	$2,808

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

11. Segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) in the U.S. and linerboard in Brazil. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, and beverage and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

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

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results include income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales, and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment results for the three months ended March 31, 2010 and 2009 are as follows:

Three months ended March 31, 2010	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$525	$99	$624	$30
Consumer Solutions	521	1	522	21
Consumer & Office Products	174	—	174	6
Specialty Chemicals	138	—	138	25
Community Development and Land Management	44	1	45	23
Corporate and Other	—	—	—	(82)

Total	1,402	101	1,503	23
Intersegment eliminations	—	(101)	(101)	—

Consolidated totals	$1,402	$—	$1,402	$23

Three months ended March 31, 2009	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$468	$100	$568	$19
Consumer Solutions	533	—	533	13
Consumer & Office Products	163	—	163	(5)
Specialty Chemicals	94	—	94	1
Community Development and Land Management	85	1	86	56
Corporate and Other	11	—	11	(175)

Total	1,354	101	1,455	(91)
Intersegment eliminations	—	(101)	(101)	—

Consolidated totals	$1,354	$—	$1,354	$(91)

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2010, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2010, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2010, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

13. Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2010 and 2009:

In millions	Three months ended March 31,
	2010	2009
Interest income	$(4)	$(5)
Foreign currency exchange losses	3	1
Other, net	(5)	(4)

	$(6)	$(8)

14. Income taxes

For the three months ended March 31, 2010, the effective tax rate benefit was approximately 4%. For the three months ended March 31, 2009, the effective tax rate benefit was approximately 13%. The differences in the effective tax rates compared to statutory rates were primarily the result of settlements of tax audits and other discrete items. At each balance sheet date, management evaluated all available evidence regarding the company’s uncertain tax positions and determined no other changes required recognition.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

For the three months ended March 31, 2010, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported net income of $24 million, or $0.14 per share, compared to a net loss of $79 million, or $0.46 per share, for the three months ended March 31, 2009. The results for the three months ended March 31, 2010 include an income tax benefit primarily related to favorable domestic tax audit settlements of $10 million, or $0.06 per share, and after-tax restructuring charges of $5 million, or $0.03 per share, related to employee separation costs, asset write-downs and facility closures. The results for the three months ended March 31, 2009 include after-tax restructuring charges of $51 million, or $0.30 per share, related to employee separation costs, asset write-downs and facility closures.

Sales increased 3.5% to $1.40 billion for the three months ended March 31, 2010 compared to $1.35 billion for the three months ended March 31, 2009. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 22% in 2010 compared to 2009. Pre-tax earnings from the company’s business segments increased 25% to $105 million in 2010 from $84 million in 2009, reflecting higher overall volumes in targeted markets across the company’s packaging, consumer and office products and specialty chemicals businesses due to the recovering global economic environment, as well as from an improved cost structure. The company continues to benefit from its consistent execution of strategies focused on participating in growing markets with differentiated products, reducing overhead costs and optimizing its manufacturing capacity.

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2010 and 2009 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

	Three Months Ended March 31,
In millions, except per share amounts	2010	2009
Net sales	$1,402	$1,354

Cost of sales	1,159	1,194
Selling, general and administrative expenses	179	207
Interest expense	47	52
Other income, net	(6)	(8)

Income (loss) before income taxes	23	(91)

Income tax benefit	(1)	(12)

Net income (loss) attributable to the company	$24	$(79)

Net income (loss) per share attributable to the company – basic and diluted:	$0.14	$(0.46)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the three months ended March 31, 2010 were $1.40 billion compared to $1.35 billion for the three months ended March 31, 2009. During 2010, sales increased due to higher volumes driven by recovering global demand across the company’s packaging, consumer and office products and specialty chemicals businesses, share gains in certain end markets, as well as from favorable foreign currency exchange compared to 2009. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales for the three months ended March 31, 2010 was $1.16 billion compared to $1.19 billion for the three months ended March 31, 2009. During 2010, continued benefits from overhead cost reductions and manufacturing capacity actions, as well as lower restructuring charges of $63 million, more than offset increased costs due to higher sales volumes and unfavorable foreign currency exchange compared to 2009.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $179 million compared to $207 million for the three months ended March 31, 2009. During 2010, decreased selling, general and administrative expenses reflect continued benefits from overhead reduction actions and lower restructuring charges of $11 million compared to 2009.

Pension income for the three months ended March 31, 2010 was $19 million compared to $14 million for the three months ended March 31, 2009. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three months ended March 31, 2010 and 2009:

In millions	Three months ended March 31,
	2010	2009
Interest income	$(4)	$(5)
Foreign currency exchange losses	3	1
Other	(5)	(4)

	$(6)	$(8)

Interest expense was $47 million for the three months ended March 31, 2010 and was comprised of $39 million related to bond and bank debt, $5 million related to borrowings under life insurance policies and $3 million related to other items. Interest expense was $52 million for the three months ended March 31, 2009 and was comprised of $42 million related to bond and bank debt, $5 million related to borrowings under life insurance policies and $5 million related to other items.

For the three months ended March 31, 2010, the effective tax rate benefit was approximately 4%. For the three months ended March 31, 2009, the effective tax rate benefit was approximately 13%. The differences in the effective tax rates compared to statutory rates were primarily the result of settlements of tax audits and other discrete items. The annual effective tax rate in 2010 is expected to be about 24%.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income (loss) from operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

In millions	Three months ended March 31,
	2010	2009
Sales	$624	$568
Segment profit (1)	30	19

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) in the U.S. and linerboard in Brazil. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, and beverage and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Sales for the Packaging Resources segment were $624 million for the three months ended March 31, 2010 compared to $568 million for the three months ended March 31, 2009. Sales increased in 2010 due to increased volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009. Shipments of SBS were approximately 330,000 tons in 2010, up 3% from 2009, driven by increased volumes in commercial print and food-service markets where MWare®, the company’s new food-service solution, is continuing to gain market acceptance. Shipments of CNK® were 253,000 tons in 2010, up 5% from 2009, as global demand began to recover for both beverage and food packaging, and as the segment continued to make gains with recently added food customers. In 2010, SBS prices were up 3% and CNK® prices were up 1% compared to 2009. Backlogs for SBS and CNK® are currently at five to six weeks. Sales of the company’s Brazilian packaging operation, Rigesa Ltda., were 33% higher in 2010 primarily due to increased volume as the economy there has shown a solid recovery, as well as from favorable foreign currency exchange compared to 2009.

Profit for the Packaging Resources segment was $30 million for the three months ended March 31, 2010 compared to $19 million for the three months ended March 31, 2009. Profit in 2010 benefited by $24 million from improved manufacturing productivity and lower overhead costs compared to 2009. In addition, profit in 2010 benefited by $4 million from improved pricing and product mix, $4 million from input cost deflation, $2 million from higher volume and $2 million from favorable foreign currency exchange and other items compared to 2009. During 2010, unseasonably cold and wet weather in the South and South East regions in the U.S. reduced fiber availability across the industry resulting in increased costs of production and raw materials for the segment, which adversely affected profit by about $25 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

In millions	Three months ended March 31,
	2010	2009
Sales	$522	$533
Segment profit (1)	21	13

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets; and packaging for media products such as DVDs, CDs, video games and software. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $522 million for the three months ended March 31, 2010 compared to $533 million for the three months ended March 31, 2009. During 2010, overall volume was down compared to 2009 as a result of strategic actions to eliminate low-return product lines and due to lower demand in tobacco and beverage packaging, although volume growth continued in the emerging beverage market in Asia. These declines were partially offset by continued strong demand for the segment’s Shellpack® solution within the healthcare market and solid demand in the beauty and personal care markets resulting from a recovery in consumer spending. Sales in 2010 also benefited from favorable foreign currency exchange compared to 2009.

Profit for the Consumer Solutions segment was $21 million for the three months ended March 31, 2010 compared to $13 million for the three months ended March 31, 2009. Profit in 2010 benefited by $9 million from the segment’s business model improvement actions, better manufacturing productivity and lower overhead costs, offset in part by input cost inflation compared to 2009. In addition, profit in 2010 benefited by $2 million from favorable foreign currency exchange and other items compared to 2009. Profit in 2010 was negatively impacted by $2 million from lower volume, primarily related to tobacco and beverage packaging, and $1 million from unfavorable pricing and product mix compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended March 31,
	2010	2009
Sales	$174	$163
Segment profit (loss) (1)	6	(5)

(1)	Segment profit (loss) is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $174 million for the three months ended March 31, 2010 compared to $163 million for the three months ended March 31, 2009. In 2010, sales of time management and other consumer products were higher to the company’s retail and commercial partners, and improved sell-through for school supplies at Tilibra, the segment’s Brazilian business, led to increased replenishment orders compared to 2009. Sales in 2010 also benefited from the addition of Grafon’s, acquired in the third quarter of 2009 to augment the Tilibra business. The segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $6 million for the three months ended March 31, 2010 compared to a loss of $5 million for the three months ended March 31, 2009. Profit in 2010 benefited by $15 million from improved manufacturing productivity primarily in the segment’s U.S. operations and lower overhead costs compared to 2009. In addition, profit in 2010 benefited by $1 million from higher volume and $2 million from favorable foreign currency exchange and other items compared to 2009. Profit in 2010 was negatively impacted by $7 million from unfavorable pricing and product mix compared to 2009.

Specialty Chemicals

In millions	Three months ended March 31,
	2010	2009
Sales	$138	$94
Segment profit (1)	25	1

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $138 million for the three months ended March 31, 2010 compared to $94 million for the three months ended March 31, 2009. Sales increased in 2010 due to increased global demand for pine chemicals and activated carbons, as well as from increased sales of chemicals for oilfield services and adhesive applications compared to 2009. Sales in 2010 also benefited from increased North American automotive production, as well as from increased sales of automotive carbon and asphalt emulsifiers in Asia compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Specialty Chemicals segment was $25 million for the three months ended March 31, 2010, compared to $1 million for the three months ended March 31, 2009. Profit in 2010 benefited by $13 million from improved manufacturing productivity driven by higher capacity utilization rates from rebounding volumes across pine chemical products and activated carbon technologies compared to 2009. In addition, profit in 2010 benefited by $9 million from input cost deflation and $4 million from higher sales volume compared to 2009. Profit in 2010 was negatively impacted by $2 million from unfavorable pricing and product mix compared to 2009.

Community Development and Land Management

In millions	Three months ended March 31,
	2010	2009
Sales	$45	$86
Segment profit (1)	23	56

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Community Development and Land management segment were $45 million for the three months ended March 31, 2010 compared to $86 million for the three months ended March 31, 2009. Segment profit was $23 million for the three months ended March 31, 2010 compared to $56 million for the three months ended March 31, 2009. Profit from real estate activities was $17 million in 2010 compared to $53 million in 2009. The segment sold approximately 5,000 acres for gross proceeds of $22 million in 2010 compared to approximately 34,000 acres for gross proceeds of $68 million in 2009. Profit from forestry operations and leasing activities was $6 million in 2010 compared to $3 million in 2009. Increased profitability in forestry operations was driven by improved volumes and pricing for the segment’s wood products.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended March 31,
	2010	2009
Sales	$—	$11
Corporate and Other loss (1)	(82)	(175)

(1)	Corporate and Other loss includes restructuring charges, pension income, interest expense and income, non-controlling interest income and losses and gains and losses on certain asset sales.

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results include income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

Corporate and Other loss was $82 million for the three months ended March 31, 2010 compared to $175 million for the three months ended March 31, 2009. Contributing to the decreased loss in 2010 were lower restructuring charges of $74 million, higher pension income of $5 million, lower interest expense of $5 million and other net favorable items of $9 million driven largely by lower corporate spending compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In response to continued economic uncertainty and to enhance MWV’s liquidity, we are successfully executing our strategy to aggressively manage working capital usage and matching production with market demand, as well as suspending all non-critical capital projects and reducing our operating cost structure. Annual cash flow from operations in 2010 and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2010. In addition, the company’s U.S. qualified retirement plans remain overfunded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents were $731 million at March 31, 2010 compared to $850 million at December 31, 2009. The credit quality of our portfolio of short-term investments remains strong with the majority of the company’s cash and cash equivalents invested in U.S. government securities. In addition, the company has available a $600 million bank credit facility. We continuously monitor the credit quality of our credit facility banks, insurance providers and derivative contract counter-parties, in addition to our customers and key suppliers. The company has taken and will take further actions as necessary to mitigate any impact to its liquidity position; however, we cannot predict with any certainty the impact to the company of any additional disruptions in the global credit markets.

Operating Activities

Cash used in operating activities was $8 million for the three months ended March 31, 2010 compared to cash provided by operating activities of $91 million for the three months ended March 31, 2009. The decrease in cash flows in 2010 was primarily attributable to increased employee incentive compensation payments compared to 2009.

Investing Activities

Cash used in investing activities was $24 million for the three months ended March 31, 2010 compared to $43 million for the three months ended March 31, 2009. Net cash used in investing activities for the three months ended March 31, 2010 was driven by capital expenditures of $38 million, offset in part by proceeds from dispositions of assets of $4 million and other sources of funds of $10 million. Net cash used in investing activities for the three months ended March 31, 2009 was driven by capital expenditures of $45 million and other uses of funds of $2 million, offset in part by proceeds from dispositions of assets of $4 million. Annual capital spending in 2010 is expected to range from $250 million to $300 million depending on demand trends across the company’s businesses.

Financing Activities

Cash used in financing activities was $67 million for the three months ended March 31, 2010 compared to $68 million for the three months ended March 31, 2009. Net cash used in financing activities for the three months ended March 31, 2010 was driven by dividend payments of $39 million and repayment of long-term debt of $16 million, as well as from common stock repurchases of $26 million. During 2010, management acquired and permanently retired approximately 1.1 million shares of MeadWestvaco common stock to avoid dilution of earnings per share relating to exercises of employee stock options. The shares were acquired under the 2005 share buy-back authorization by the company’s Board of Directors, of which approximately 1 million remained available for repurchase as of March 31, 2010. Net cash provided by financing activities for the three months ended March 31, 2010 included additional borrowings of $11 million and other sources of funds of $3 million. Net cash used in financing activities for the three months ended March 31, 2009 was driven by dividend payments of $39 million and by changes in book overdrafts and other uses of funds of $29 million.

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at March 31, 2010 and December 31, 2009. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $20 million for the three months ended March 31, 2010 compared to an unfavorable impact of $10 million for the three months ended March 31, 2009.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% at both March 31, 2010 and December 31, 2009.

On April 26, 2010, the company’s Board of Directors declared a quarterly dividend of $0.23 per share payable on June 1, 2010, to stockholders of record at close of business on May 6, 2010.

On February 2, 2010, Standard and Poor’s Ratings Services revised its outlook on MeadWestvaco to stable from negative, increased the company’s short-term credit rating to A-2 from A-3, and affirmed the company’s BBB long-term credit rating.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $24 million and approximately $40 million in environmental capital expenditures in 2010 and 2011, respectively. Approximately $15 million was spent on environmental capital projects in 2009.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2010, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2010, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2010, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

OUTLOOK

The company is seeing improving demand trends in its targeted markets and products; however, overall visibility beyond the second quarter of 2010 is limited. The resiliency and pace of demand trends beyond the second quarter remains uncertain given continued economic challenges in the U.S., including high unemployment rates, stagnant wages and a weak housing market. The company continues to benefit from its market participation strategies focused on higher growth markets and differentiated products and its strong and growing positions in emerging markets. In addition, the company expects continued momentum from its transformation strategies and ongoing cost reductions to continue to be a significant driver of improved year-over-year performance in the second quarter of 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during the three months ended March 31, 2010 are pursuant to the 2008 program. Restructuring charges incurred during the three months ended March 31, 2009 are pursuant to the 2008 and 2005 programs. Cumulative charges since the inceptions of the 2005 and 2008 programs through March 31, 2010 were $292 million and $220 million, respectively. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended March 31, 2010

During the three months ended March 31, 2010, the company incurred pre-tax restructuring charges of $7 million related to employee separation costs, asset write-downs and other restructuring actions, of which $3 million is included in cost of sales and $4 million is included in selling, general and administrative expenses. Of this amount, $3 million related to employee separation costs and $4 million related to asset write-downs and other restructuring actions.

The following table and discussion present additional detail by segment for the three months ended March 31, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$2	$3	$5
All other	1	1	2

Total restructuring charges	$3	$4	$7

Consumer Solutions

During the three months ended March 31, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $5 million, of which $2 million related to employee separation actions along with severance of approximately 10 employees and $3 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

All other

During the three months ended March 31, 2010, the company recorded additional pre-tax charges of $2 million, of which $1 million related to employee separation actions along with severance of approximately 20 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Three months ended March 31, 2009

During the three months ended March 31, 2009, the company incurred pre-tax restructuring charges of $81 million related to employee separation costs, asset write-downs and other restructuring actions, of which $66 million is included in cost of sales and $15 million is included in selling, general and administrative expenses. Of this amount, $21 million related to employee separation costs and $60 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following tables and discussion present additional detail by segment for the three months ended March 31, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$13	$16	$29
Packaging Resources	4	—	4
Consumer & Office Products	3	—	3
All other	1	44	45

Total restructuring charges	$21	$60	$81

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$—	$2	$2
2008 program	21	58	79

Total restructuring charges	$21	$60	$81

Consumer Solutions

During the three months ended March 31, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $13 million related to employee separation actions along with severance of approximately 320 employees and $16 million related to asset write-downs and other restructuring actions. The affected employees separated from the company by the end of 2009.

Packaging Resources

During the three months ended March 31, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $4 million related to employee separation actions along with severance of approximately 70 employees. The affected employees separated from the company by the end of 2009.

Consumer & Office Products

During the three months ended March 31, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $3 million related to employee separation actions along with severance of approximately 150 employees. The affected employees separated from the company by the end of 2009.

All other

During the three months ended March 31, 2009, the company recorded additional pre-tax charges of $45 million. Of this amount, $44 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation, and $1 million related to employee separation actions along with severance of approximately 10 employees. The affected employees separated from the company by the end of 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING GUIDANCE

During the three months ended March 31, 2010, the company adopted the below new accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements as of and for the three months ended March 31, 2010.

Fair value disclosures

On January 1, 2010, the company adopted new accounting guidance that requires additional disclosures regarding different classes of assets and liabilities measured at fair value, valuation techniques employed and transfers between the levels of fair value measurements. See Note 3 to Notes to Consolidated Financial Statements for disclosures of fair value measurements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2009 and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Note 7, Financial Instruments, of Notes to Consolidated Financial Statements. For further discussion of the company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no material change in the company’s exposure to market risk from December 31, 2009 to March 31, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2010, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, has been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2010, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock shares repurchased by the company during the three months ended March 31, 2010 are as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	—	$—	—	2,057,822
February 1, 2010 – February 28, 2010	—	—	—	2,057,822
March 1, 2010 – March 31, 2010	1,077,754	24.78	1,077,754	980,068

During October of 2005, the company’s Board of Directors authorized the repurchase of up to five million shares of MeadWestvaco common stock. The above repurchased shares were pursuant to such authorization.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

10.35	Summary of MeadWestvaco Corporation 2010 Annual Incentive Plan under 2005 Performance Incentive Plan, as amended, including terms and conditions of awards

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

May 4, 2010	/S/ E. MARK RAJKOWSKI
E. Mark Rajkowski
Chief Financial Officer