Form 10-Q
period 2010-06-30
MEADWESTVACO Corp
filed 2010-08-03
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 28, 2010, there were 170,801,266 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$1,552	$1,432	$2,954	$2,786
Cost of sales	1,247	1,202	2,406	2,396
Selling, general and administrative expenses	186	196	365	403
Interest expense	49	51	96	103
Other income, net	(6)	(185)	(12)	(193)

Income before income taxes	76	168	99	77
Income tax provision	26	43	25	31

Net income attributable to the company	$50	$125	$74	$46

Net income per share attributable to the company:
Basic	$0.29	$0.72	$0.43	$0.27
Diluted	0.29	0.72	0.43	0.27
Shares used to compute net income per share attributable to the company:
Basic	171.0	171.3	171.2	171.2
Diluted	173.4	172.9	173.7	172.2
Cash dividends per share	$0.23	$0.23	$0.46	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$659	$850
Accounts receivable, net	866	935
Inventories	690	590
Other current assets	161	155

Current assets	2,376	2,530
Property, plant, equipment and forestlands, net	3,291	3,442
Prepaid pension asset	902	938
Goodwill	798	818
Other assets	1,246	1,293

	$8,613	$9,021

LIABILITIES AND EQUITY
Accounts payable	$604	$559
Accrued expenses	587	673
Notes payable and current maturities of long-term debt	15	13

Current liabilities	1,206	1,245
Long-term debt	2,136	2,153
Other long-term obligations	1,131	1,172
Deferred income taxes	985	1,028
Commitments and contingencies
Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2010 – 170,811,248 (2009 – 171,254,753)	2	2
Additional paid-in capital	3,114	3,130
Retained earnings	231	275
Accumulated other comprehensive loss	(211)	(1)

Total shareholders’ equity	3,136	3,406
Non-controlling interests	19	17

Total equity	3,155	3,423

	$8,613	$9,021

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$74	$46
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	211	223
Deferred income taxes	(26)	(3)
(Gain) loss on sales of assets, net	(7)	2
Pension income	(38)	(28)
Impairment of long-lived assets	4	64
Changes in working capital, excluding the effects of acquisitions and dispositions	(138)	10
Alternative fuel credit receivable	0	(46)
Other, net	(18)	(2)

Net cash provided by operating activities	62	266
Cash flows from investing activities:
Capital expenditures	(78)	(92)
Proceeds from dispositions of assets	14	9
Other	(9)	(24)

Net cash used in investing activities	(73)	(107)
Cash flows from financing activities:
Repayment of long-term debt	(32)	(11)
Changes in notes payable and other short-term borrowings, net	10	10
Changes in book overdrafts, net	(4)	(28)
Dividends paid	(79)	(79)
Proceeds from exercises of stock options	5	0
Stock repurchases	(32)	0
Other	(1)	0

Net cash used in financing activities	(133)	(108)
Effect of exchange rate changes on cash	(47)	23

(Decrease) increase in cash and cash equivalents	(191)	74
Cash and cash equivalents:
At beginning of period	850	549

At end of period	$659	$623

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, personal and beauty care, food, beverage, media and entertainment, home and garden, tobacco and commercial print industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

2. New accounting guidance

During the six months ended June 30, 2010, the company adopted the following new accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements as of and for the three and six months ended June 30, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at June 30, 2010, measured on a recurring basis:

In millions	June 30, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$7	$0	$7	$0
Derivatives-liabilities	(1)	0	(1)	0
Cash equivalents	518	518	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and six months ended June 30, 2010. In addition, long-lived assets held-and-used with a carrying value of $3.8 million were deemed to have no fair value, resulting in an impairment charge of $3.8 million for the six months ended June 30, 2010 (impairment charges recognized for the three months ended June 30, 2010 were $1.9 million). Such impairment charges are included in cost of sales in the consolidated statements of operations. A combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows was used to determine the fair values of the above long-lived assets. Impairment charges recognized for long-lived assets held-for-sale were not significant for the three and six months ended June 30, 2010.

At June 30, 2010, the book value of debt was $2.1 billion and the fair value was estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rates and the stated fixed rates for the company’s long-term debt. The company estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4. Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and six months ended June 30, 2010 are pursuant to the 2008 program. Restructuring charges incurred during the three and six months ended June 30, 2009 are pursuant to the 2008 and 2005 programs. Cumulative charges since the inceptions of the 2005 and 2008 programs through June 30, 2010 were $292 million and $236 million, respectively. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended June 30, 2010

During the three months ended June 30, 2010, the company incurred pre-tax restructuring charges of $16 million related to employee separation costs, asset write-downs and other restructuring actions, of which $13 million is included in cost of sales and $3 million is included in selling, general and administrative expenses.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table and discussion present additional detail by segment for the three months ended June 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$15	$1	$16
Consumer & Office Products	1	1	2
All other	0	(2)	(2)

Total restructuring charges	$16	$0	$16

Consumer Solutions

During the three months ended June 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $16 million, of which $15 million related to employee separation actions in connection with severance of approximately 140 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Consumer & Office Products

During the three months ended June 30, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation actions in connection with severance of approximately 140 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

All other

During the three months ended June 30, 2010, the company recorded $3 million in proceeds received in connection with the disposition of assets previously written-off, as well as charges of $1 million related to various restructuring actions.

Six months ended June 30, 2010

During the six months ended June 30, 2010, the company incurred pre-tax restructuring charges of $23 million related to employee separation costs, asset write-downs and other restructuring actions, of which $16 million is included in cost of sales and $7 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the six months ended June 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$17	$4	$21
Consumer & Office Products	1	1	2
All other	1	(1)	0

Total restructuring charges	$19	$4	$23

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Consumer Solutions

During the six months ended June 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $21 million, of which $17 million related to employee separation actions in connection with severance of approximately 160 employees and $4 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Consumer & Office Products

During the six months ended June 30, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation actions in connection with severance of approximately 140 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

All other

During the six months ended June 30, 2010, the company recorded restructuring charges of $1 million related to employee separation actions in connection with severance of approximately 20 employees and $3 million in proceeds received in connection with the disposition of assets previously written-off, as well as charges of $2 million for other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2010:

	Employee costs			Other costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2009	$0	$36	$36	$4	$0	$4	$4	$36	$40
Charges	0	19	19	0	2	2	0	21	21
Payments	0	(18)	(18)	(1)	(1)	(2)	(1)	(19)	(20)

Balance at June 30, 2010	$0	$37	$37	$3	$1	$4	$3	$38	$41

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three months ended June 30, 2009

During the three months ended June 30, 2009, the company incurred pre-tax restructuring charges of $39 million related to employee separation costs, asset write-downs and other restructuring actions, of which $30 million is included in cost of sales and $9 million is included in selling, general and administrative expenses.

The following tables and discussion present additional detail by segment and program for the three months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$14	$15	$29
Consumer & Office Products	3	1	4
Packaging Resources	2	2	4
All other	1	1	2

Total restructuring charges	$20	$19	$39

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$0	$1	$1
2008 program	20	18	38

Total restructuring charges	$20	$19	$39

Consumer Solutions

During the three months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $14 million related to employee separation actions in connection with severance of approximately 270 employees and $15 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Consumer & Office Products

During the three months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation actions in connection with severance of approximately 120 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Packaging Resources

During the three months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation actions in connection with severance of approximately 60 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

All other

During the three months ended June 30, 2009, the company recorded restructuring charges of $2 million, of which $1 million related to employee separation actions in connection with severance of approximately 85 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

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

The following tables and discussion present additional detail by segment and program for the six months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$27	$31	$58
Packaging Resources	6	2	8
Consumer & Office Products	6	1	7
All other	2	45	47

Total restructuring charges	$41	$79	$120

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$0	$3	$3
2008 program	41	76	117

Total restructuring charges	$41	$79	$120

Consumer Solutions

During the six months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $58 million, of which $27 million related to employee separation actions in connection with severance of approximately 590 employees and $31 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Packaging Resources

During the six months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Consumer & Office Products

During the six months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $7 million, of which $6 million related to employee separation actions in connection with severance of approximately 270 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

All other

During the six months ended June 30, 2009, the company recorded restructuring charges of $47 million, of which $45 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation actions in connection with severance of approximately 95 employees. The affected employees were separated from the company in 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	June 30, 2010	December 31, 2009
Raw materials	$194	$144
Production materials, stores and supplies	82	83
Finished and in-process goods	414	363

	$690	$590

Property, plant and equipment is net of accumulated depreciation of $3.73 billion and $3.67 billion at June 30, 2010 and December 31, 2009, respectively.

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2010		December 31, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$222	$111	$222	$105
Customer contracts and lists	292	87	305	80
Patents	59	44	63	43
Other – primarily licensing rights	42	33	44	33

	$615	$275	$634	$261

Included in other assets are indefinite-lived intangible assets with carrying values of $92 million and $97 million at June 30, 2010 and December 31, 2009, respectively

The company recorded amortization expense for intangible assets subject to amortization of $10 million and $11 million for the three months ended June 30, 2010 and 2009, respectively, and $20 million and $21 million for the six months ended June 30, 2010 and 2009, respectively. Based on the June 30, 2010 carrying values of intangible assets subject to amortization, estimated annual amortization expense for 2010 and each of the succeeding five years is as follows: 2010 – $40 million; 2011 – $37 million; 2012 – $36 million; 2013 – $36 million; 2014 – $32 million; and 2015 – $29 million.

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended June 30, 2010 and 2009 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest-rate swaps		Foreign currency derivatives
	2010	2009	2010	2009	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$7	$(5)	$0	$(1)	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$4	$(1)	$(4)	$(7)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	3	0	(16)	12

Total gain (loss) recognized in earnings	$4	$(1)	$(4)	$(7)	$3	$0	$(16)	$12

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The pre-tax effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive loss for the six months ended June 30, 2010 and 2009 is presented in the below table.

In millions	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
	Foreign currency hedges		Natural gas hedges		Interest-rate swaps		Foreign currency derivatives
	2010	2009	2010	2009	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$10	$(2)	$(7)	$(12)	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$4	$2	$(7)	$(15)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	7	0	(36)	9

Total gain (loss) recognized in earnings	$4	$2	$(7)	$(15)	$7	$0	$(36)	$9

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest-rate swaps or those derivatives not designated as hedges.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	June 30, 2010	December 31, 2009
Derivatives designated as hedges:
Natural gas	Accounts receivable	$(1)	$1
Natural gas	Accounts payable	(3)	(5)
Interest-rate swaps	Other long-term obligations	0	(7)
Foreign currency	Other current assets	5	0
Foreign currency	Accounts payable	1	0

		2	(11)
Derivatives not designated as hedges:
Foreign currency	Accounts receivable	3	0
Foreign currency	Accounts payable	1	(11)

		4	(11)
Total derivatives		$6	$(22)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at June 30, 2010 and December 31, 2009 was $48 million and $27 million, respectively, and hedged consumption was 9 million and 4 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $3 million during the next twelve months. As of June 30, 2010, the maximum remaining term of existing hedges was two years. For the three and six months ended June 30, 2010 and 2009, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans are short term in duration and are not designated as hedging instruments. The notional amount of these foreign currency forward contracts was $426 and $427 million at June 30, 2010 and December 31, 2009, respectively. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations.

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The notional amount of these foreign currency forward contracts was $63 million at June 30, 2010 and December 31, 2009. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $6 million. As of June 30, 2010, the maximum remaining term of existing hedges was one year. For the three and six months ended June 30, 2010 and 2009, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. During April of 2010, the company terminated its interest-rate swaps on its fixed-rate debt and realized $1 million in net cash proceeds. There were no interest-rate swap agreements outstanding at June 30, 2010. The total notional amount of interest-rate swap instruments was $250 million at December 31, 2009. For the three and six months ended June 30, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For the three and six months ended June 30, 2009, there were no interest-rate swap agreements outstanding. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations.

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three and six months ended June 30, 2010 and 2009 are presented in the table below.

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Service cost – benefits earned during the period	$11	$12	$1	$0
Interest cost on projected benefit obligation	37	39	1	2
Expected return on plan assets	(69)	(67)	0	0
Amortization of prior service cost	0	2	0	0
Amortization of net actuarial loss (gain)	1	0	(1)	2
Termination benefits	1	0	0	0

Net periodic benefit (income) cost	$(19)	$(14)	$1	$4

	Six months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Service cost – benefits earned during the period	$22	$23	$2	$1
Interest cost on projected benefit obligation	74	78	3	4
Expected return on plan assets	(137)	(134)	0	0
Amortization of prior service cost (benefit)	1	3	(1)	(1)
Amortization of net actuarial loss (gain)	2	1	(1)	2
Termination benefits	1	1	0	0
Curtailment gain	(1)	0	0	0

Net periodic benefit (income) cost	$(38)	$(28)	$3	$6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Curtailment recognition

Pursuant to the company’s 2008 cost initiative, certain U.S. employees were terminated during 2010 resulting in an insignificant curtailment gain for the three months ended June 30, 2010 and a curtailment gain of $1 million for the six months ended June 30, 2010. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at June 30, 2010 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded an after-tax loss of $68 million and $50 million in other comprehensive loss for the three and six months ended June 30, 2010, respectively.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the six months ended June 30, 2010. However, the company expects to contribute $4 million to the funded non-U.S. plans in 2010.

The company expects to pay benefits in 2010 to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $6 million, $14 million, and $4 million, respectively. During the six months ended June 30, 2010, $12 million was paid by the company. The company anticipates paying an additional $12 million during the remainder of 2010.

9. Net income per share

Basic net income per share for all periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are included in the weighted average shares outstanding, if dilutive. The number of potentially dilutive shares excluded from the calculation of diluted net income per share was 6.0 million and 8.1 million for the three months ended June 30, 2010 and 2009, respectively, and 6.2 million and 8.3 million for the six months ended June 30, 2010 and 2009, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10. Equity

Changes in equity for the three months ended June 30, 2010 and 2009 are as follows:

Three months ended June 30, 2010

	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at March 31, 2010	170.8	$2	$3,109	$260	$(45)	$17	$3,343
Comprehensive loss:
Net income	0	0	0	50	0	2	52
Foreign currency translation	0	0	0	0	(103)	0	(103)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	(68)	0	(68)
Net unrealized gain on derivative instruments, net of tax	0	0	0	0	5	0	5

Comprehensive loss	0	0	0	0	0	0	(114)

Dividends declared	0	0	0	(79)	0	0	(79)
Exercise of stock options	0.1	0	3	0	0	0	3
Stock repurchased	(0.2)	0	(6)	0	0	0	(6)
Share-based compensation	0.1	0	8	0	0	0	8

Balance at June 30, 2010	170.8	$2	$3,114	$231	$(211)	$19	$3,155

Three months ended June 30, 2009

	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at March 31, 2009	171.1	$2	$3,111	$89	$(408)	$14	$2,808
Comprehensive income:
Net income	0	0	0	125	0	0	125
Foreign currency translation	0	0	0	0	161	0	161
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	49	0	49
Net unrealized gain on derivative instruments, net of tax	0	0	0	0	1	0	1

Comprehensive income	0	0	0	0	0	0	336

Capital contribution from non-controlling interest	0	0	0	0	0	1	1
Dividends declared	0	0	0	(79)	0	0	(79)
Share-based compensation	0	0	6	0	0	0	6

Balance at June 30, 2009	171.1	$2	$3,117	$135	$(197)	$15	$3,072

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in equity for the six months ended June 30, 2010 and 2009 are as follows:

Six months ended June 30, 2010

	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Comprehensive loss:
Net income	0	0	0	74	0	2	76
Foreign currency translation	0	0	0	0	(166)	0	(166)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	(48)	0	(48)
Net unrealized gain on derivative instruments, net of tax	0	0	0	0	4	0	4

Comprehensive loss	0	0	0	0	0	0	(134)

Dividends declared	0	0	0	(118)	0	0	(118)
Exercise of stock options	0.4	0	5	0	0	0	5
Stock repurchased	(1.3)	0	(32)	0	0	0	(32)
Share-based compensation	0.4	0	11	0	0	0	11

Balance at June 30, 2010	170.8	$2	$3,114	$231	$(211)	$19	$3,155

Six months ended June 30, 2009

	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive income:
Net income	0	0	0	46	0	0	46
Foreign currency translation	0	0	0	0	103	0	103
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	50	0	50

Comprehensive income	0	0	0	0	0	0	199

Capital contribution from non-controlling interest	0	0	0	0	0	1	1
Dividends declared	0	0	0	(118)	0	0	(118)
Share-based compensation	0.3	0	9	0	0	0	9

Balance at June 30, 2009	171.1	$2	$3,117	$135	$(197)	$15	$3,072

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

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results also include income and expense items not directly associated with ongoing business segment operations such as income from alternative fuel credits, restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment results for the three and six months ended June 30, 2010 and 2009 are as follows:

Three months ended June 30, 2010

	Sales			Segment profit
In millions	Trade	Inter-segment	Total
Packaging Resources	$558	$119	$677	$72
Consumer Solutions	553	1	554	27
Consumer & Office Products	226	0	226	31
Specialty Chemicals	180	0	180	36
Community Development and Land Management	35	1	36	12
Corporate and Other	0	0	0	(102)

Total	1,552	121	1,673	76
Intersegment eliminations	0	(121)	(121)	0

Consolidated totals	$1,552	$0	$1,552	$76

Three months ended June 30, 2009

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$494	$120	$614	$49
Consumer Solutions	554	0	554	25
Consumer & Office Products	234	0	234	31
Specialty Chemicals	115	1	116	15
Community Development and Land Management	22	1	23	3
Corporate and Other	13	0	13	45

Total	1,432	122	1,554	168
Intersegment eliminations	0	(122)	(122)	0

Consolidated totals	$1,432	$0	$1,432	$168

Six months ended June 30, 2010

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,083	$218	$1,301	$102
Consumer Solutions	1,074	2	1,076	48
Consumer & Office Products	400	0	400	37
Specialty Chemicals	318	0	318	61
Community Development and Land Management	79	2	81	35
Corporate and Other	0	0	0	(184)

Total	2,954	222	3,176	99
Intersegment eliminations	0	(222)	(222)	0

Consolidated totals	$2,954	$0	$2,954	$99

Six months ended June 30, 2009

	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$962	$220	$1,182	$68
Consumer Solutions	1,087	0	1,087	38
Consumer & Office Products	397	0	397	26
Specialty Chemicals	209	1	210	16
Community Development and Land Management	107	2	109	59
Corporate and Other	24	0	24	(130)

Total	2,786	223	3,009	77
Intersegment eliminations	0	(223)	(223)	0

Consolidated totals	$2,786	$0	$2,786	$77

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2010, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2010, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2010, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

13. Other income, net

Other income, net is comprised of the following for the three and six months ended June 30, 2010 and 2009:

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income	$(5)	$(5)	$(9)	$(10)
Foreign currency exchange losses (gains)	2	(1)	5	0
Alternative fuel credit (1)	0	(178)	0	(178)
Other	(3)	(1)	(8)	(5)

	$(6)	$(185)	$(12)	$(193)

(1)

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. For the three and six months ended June 30, 2009, total alternative fuel credits of $180 million, less associated expenses of $2 million, were recorded in other income, as well as in Corporate and Other for segment reporting purposes.

14. Income taxes

For the three and six months ended June 30, 2010, the effective tax rate was approximately 34% and 25%, respectively. For the three and six months ended June 30, 2009, the effective tax rate was approximately 25% and 40%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes in the mix of expected income levels between the company’s domestic and foreign operations, as well as discrete items including settlements of tax audits. At each balance sheet date, management evaluated all available evidence regarding the company’s uncertain tax positions and determined no other changes other than the above items required recognition.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2010, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported net income of $50 million, or $0.29 per share, compared to net income of $125 million, or $0.72 per share, for the three months ended June 30, 2009. The results for the three months ended June 30, 2010 include after-tax restructuring charges of $11 million, or $0.06 per share, related to employee separation costs, asset write-downs and facility closures. The results for the three months ended June 30, 2009 include after-tax income of $112 million, or $0.65 per share, from an alternative fuel credit earned under 2007 legislation that expired on December 31, 2009. The results for the three months ended June 30, 2009 also include after-tax restructuring charges of $25 million, or $0.15 per share, related to employee separation costs, asset write-downs and facility closures.

For the six months ended June 30, 2010, the company reported net income of $74 million, or $0.43 per share, compared to net income of $46 million, or $0.27 per share, for the six months ended June 30, 2009. The results for the six months ended June 30, 2010 include after-tax restructuring charges of $15 million, or $0.09 per share, related to employee separation costs, asset write-downs and facility closures. The results for the six months ended June 30, 2010 also include an after-tax benefit of $10 million, or $0.06 per share, primarily related to favorable tax audit settlements. The results for the six months ended June 30, 2009 include after-tax income of $112 million, or $0.65 per share, from the alternative fuel credit mentioned above, as well as after-tax restructuring charges of $76 million, or $0.44 per share, related to employee separation costs, asset write-downs and facility closures.

Sales increased 8% to $1.55 billion for the three months ended June 30, 2010 compared to $1.43 billion for the three months ended June 30, 2009. Sales increased 6% to $2.95 billion for the six months ended June 30, 2010 compared to $2.79 billion for the six months ended June 30, 2009. During 2010, benefits from increased volumes in the company’s core products, improved pricing and product mix and modestly favorable foreign currency exchange were partially offset by strategic exits of low-return product lines. Increased volumes generated sales growth of $113 million and $202 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 17% and 19% during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. In addition, favorable foreign currency exchange benefited sales by $8 million and $65 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

Pre-tax earnings from the company’s business segments increased 45% to $178 million for the three months ended June 30, 2010 from $123 million for the three months ended June 30, 2009. Pre-tax earnings from the company’s business segments increased 37% to $283 million for the six months ended June 30, 2010 from $207 million for the six months ended June 30, 2009. The improved year-over-year performance reflects the company’s continued execution of strategies to grow profitably in attractive global packaging and other markets, reduce overhead costs and improve the overall operating productivity of its manufacturing facilities and supply chain. All of the company’s businesses contributed to the year-over-year improvement, with strong profit increases from the Packaging Resources and Specialty Chemicals segments.

In continuation of a series of broad cost reduction actions that began in 2008 to reduce MWV’s corporate and business unit overhead cost structure and to optimize its manufacturing footprint, the company achieved additional savings of $60 million during the first half of 2010 bringing cumulative savings from these actions to $214 million through June 30, 2010. The company is targeting run-rate savings of $250 million by the end of 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2010 and 2009 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions, except per share amounts	2010	2009	2010	2009
Net sales	$1,552	$1,432	$2,954	$2,786
Cost of sales	1,247	1,202	2,406	2,396
Selling, general and administrative expenses	186	196	365	403
Interest expense	49	51	96	103
Other income, net	(6)	(185)	(12)	(193)

Income before income taxes	76	168	99	77

Income tax provision	26	43	25	31

Net income attributable to the company	$50	$125	$74	$46

Net income per share attributable to the company – basic and diluted	$0.29	$0.72	$0.43	$0.27

Sales increased 8% to $1.55 billion for the three months ended June 30, 2010 compared to $1.43 billion for the three months ended June 30, 2009. Sales increased 6% to $2.95 billion for the six months ended June 30, 2010 compared to $2.79 billion for the six months ended June 30, 2009. During 2010, benefits from increased volumes in the company’s core products, improved pricing and product mix and modestly favorable foreign currency exchange were partially offset by strategic exits of low-return product lines. Increased volumes generated sales growth of $113 million and $202 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 17% and 19% during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. In addition, favorable foreign currency exchange benefited sales by $8 million and $65 million during the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.25 billion for the three months ended June 30, 2010 compared to $1.20 billion for the three months ended June 30, 2009. Cost of sales was $2.41 billion for the six months ended June 30, 2010 compared to $2.40 billion for the six months ended June 30, 2009. During 2010, continued benefits from ongoing overhead cost reductions and manufacturing capacity actions, as well as lower restructuring charges of $17 million and $80 million for the three and six months ended June 30, 2010, respectively, were more than offset by increased costs due to higher volumes compared to the same periods in 2009.

Selling, general and administrative expenses declined to $186 million for the three months ended June 30, 2010 compared to $196 million for the three months ended June 30, 2009. Selling, general and administrative expenses declined to $365 million for the six months ended June 30, 2010 compared to $403 million for the six months ended June 30, 2009. During 2010, decreased selling, general and administrative expenses reflect continued benefits from ongoing overhead reduction actions, as well as lower restructuring charges of $6 million and $17 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Pension income was $19 million for the three months ended June 30, 2010 compared to $14 million for the three months ended June 30, 2009. Pension income was $38 million for the six months ended June 30, 2010 compared to $28 million for the six months ended June 30, 2009. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and six months ended June 30, 2010 and 2009:

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Interest income	$(5)	$(5)	$(9)	$(10)
Foreign currency exchange losses (gains)	2	(1)	5	—
Alternative fuel credit (1)	—	(178)	—	(178)
Other	(3)	(1)	(8)	(5)

	$(6)	$(185)	$(12)	$(193)

(1)

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. For the three and six months ended June 30, 2009, total alternative fuel credits of $180 million, less associated expenses of $2 million, is included in other income, as well as in Corporate and Other for segment reporting purposes.

Interest expense was $49 million for the three months ended June 30, 2010 and was comprised of $41 million related to bond and bank debt, $5 million related to borrowings on insurance polices, and $3 million related to other items. Interest expense was $51 million for the three months ended June 30, 2009 and was comprised of $42 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $4 million related to borrowings on insurance polices and $4 million related to other items. Interest expense was $96 million for the six months ended June 30, 2010 and was comprised of $80 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $10 million related to borrowings on insurance polices and $5 million related to other items. Interest expense was $103 million for the six months ended June 30, 2009 and was comprised of $84 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV, $9 million related to borrowings on insurance polices and $7 million related to other items.

For the three and six months ended June 30, 2010, the effective tax rates were approximately 34% and 25%, respectively. For the three and six months ended June 30, 2009, the effective tax rates were approximately 25% and 40%, respectively. The differences in the effective tax rates compared to statutory rates were primarily the result of changes in the mix of expected income levels between the company’s domestic and foreign operations, as well as discrete items including settlements of tax audits. The annual effective tax rate in 2010 is expected to be about 30%.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income from operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$677	$614	$1,301	$1,182
Segment profit (1)	72	49	102	68

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Packaging Resources segment were $677 million for the three months ended June 30, 2010 compared to $614 million for the three months ended June 30, 2009. Sales increased in 2010 due primarily to increased volume, as well as from improved pricing and product mix compared to 2009. Shipments of SBS were approximately 346,000 tons in 2010, up 3% from 2009, driven by increased volumes in commercial print, liquid packaging and food-service markets where MWare®, the segment’s new paperboard for the food-service market, is continuing to gain market acceptance. Shipments of CNK® were 286,000 tons in 2010, up 3% from 2009, as global demand continued to recover for retail food packaging. In 2010, SBS prices were up 5% and CNK® prices were flat compared to 2009. Backlogs for SBS and CNK® are currently at five to six weeks. Sales of the company’s Brazilian packaging operation, Rigesa, were 28% higher in 2010 primarily due to increased volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009.

Profit for the Packaging Resources segment was $72 million for the three months ended June 30, 2010 compared to $49 million for the three months ended June 30, 2009. Profit in 2010 benefited by $29 million from improved manufacturing productivity and lower overhead costs, $24 million from improved pricing and product mix and $6 million from higher volume compared to 2009. These benefits in 2010 were partially offset by input cost inflation of $33 million compared to 2009, due largely to higher year-over-year fiber pricing from the continuing effects of severe weather in the South and South East regions of the U.S. that occurred during the first quarter of 2010. These effects on fiber pricing concluded in June 2010. The results in 2010 were also negatively impacted by $3 million from foreign currency exchange and other items compared to 2009.

Sales for the Packaging Resources segment were $1.30 billion for the six months ended June 30, 2010 compared to $1.18 billion for the six months ended June 30, 2009. Sales increased in 2010 due primarily to increased volume, as well as from improved pricing and product mix compared to 2009. Shipments of SBS were approximately 677,000 tons in 2010, up 3% from 2009, driven by increased volumes in commercial print, liquid packaging and food-service markets. Shipments of CNK® were 539,000 tons in 2010, up 4% from 2009, as global demand continued to recover for retail food packaging. In 2010, SBS prices were up 4% and CNK® prices were flat compared to 2009. Sales of the company’s Brazilian packaging operation, Rigesa, were 31% higher in 2010 due to increased volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Packaging Resources segment was $102 million for the six months ended June 30, 2010 compared to $68 million for the six months ended June 30, 2009. Profit in 2010 benefited by $39 million from improved manufacturing productivity and lower overhead costs, $28 million from improved pricing and product mix, $12 million from higher volume and $8 million from foreign currency exchange and other items compared to 2009. These benefits in 2010 were partially offset by input cost inflation of $28 million compared to 2009, as well as from increased costs of raw materials and production of $25 million due to reduced fiber availability from severe weather in the South and South East regions in the U.S. during the first quarter of 2010.

Consumer Solutions

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$554	$554	$1,076	$1,087
Segment profit (1)	27	25	48	38

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Consumer Solutions segment were $554 million for both the three months ended June 30, 2010 and 2009. During 2010, overall volume was up compared to 2009 primarily due to increased demand and growth within the home and garden, personal care and global beverage markets. The segment also experienced growth within the healthcare market driven by continued strong demand for its Shellpak® packaging. These increases in volume were offset by the impact from strategic actions to eliminate low-return product lines and customers, as well as from unfavorable foreign currency exchange compared to 2009.

Profit for the Consumer Solutions segment was $27 million for the three months ended June 30, 2010 compared to $25 million for the three months ended June 30, 2009. Profit in 2010 benefited by $9 million from the combined net effects of improved productivity and input cost inflation and $3 million from higher volume compared to 2009. These benefits were partially offset by $7 million from foreign currency exchange and other items and $3 million from unfavorable pricing and product mix compared to 2009.

Sales for the Consumer Solutions segment were $1.08 billion for the six months ended June 30, 2010 compared to $1.09 billion for the six months ended June 30, 2009. During 2010, overall volume was down compared to 2009 primarily due to the anticipated impact from strategic actions to eliminate low-return product lines and customers, as well as lower volume in certain healthcare and tobacco packaging. These declines were partially offset by strong demand in primary packaging for the personal care and home and garden markets, as well as growth in global beverage packaging. In addition, the segment continued to experience strong demand for its Shellpak® packaging.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Consumer Solutions segment was $48 million for the six months ended June 30, 2010 compared to $38 million for the six months ended June 30, 2009. Profit in 2010 benefited by $20 million from the combined effects of improved productivity and input cost inflation compared to 2009. Profit in 2010 was negatively impacted by $7 million from foreign currency exchange and other items and $3 million from unfavorable pricing and product mix compared to 2009.

Consumer & Office Products

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$226	$234	$400	$397
Segment profit (1)	31	31	37	26

(1)	Segment loss is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $226 million for the three months ended June 30, 2010 compared to $234 million for the three months ended June 30, 2009. In 2010, volumes were slightly down due to lower back-to-school shipments as major retail customers continue to shift their buying patterns for the category closer to actual sell-through during the back-to-school shopping season compared to 2009. In 2010, the planned lower volume in back-to-school products was partially offset by improved mix in the segment’s time management products business, as well as from higher volumes in Brazil due to the acquisition of Grafon’s and modest improvement at Tilibra. The segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $31 million for both the three months ended June 30, 2010 and 2009. Profit in 2010 benefited by $11 million from improved manufacturing productivity primarily in the segment’s U.S. operations and lower overhead costs, as well as by $2 million from foreign currency exchange and other items compared to 2009. Profit in 2010 was negatively impacted by $6 million from unfavorable pricing and product mix, $5 million from input cost inflation and $2 million from lower volume compared to 2009.

Sales for the Consumer & Office Products segment were $400 million for the six months ended June 30, 2010 compared to $397 million for the six months ended June 30, 2009. In 2010, volumes were slightly down due to lower back-to-school shipments as major retail customers continue to shift their buying patterns for the category closer to actual sell-through during the back-to-school shopping season compared to 2009. In 2010, the planned lower volume in back-to-school products was partially offset by improved product mix in the segment’s time management products business, as well as from higher volumes in Brazil due to the acquisition of Grafon’s and modest improvement at Tilibra.

Profit for the Consumer & Office Products segment was $37 million for the six months ended June 30, 2010 compared to $26 million for the six months ended June 30, 2009. Profit in 2010 benefited by $28 million from improved manufacturing productivity primarily in the segment’s U.S. operations and lower overhead costs, as well as by $1 million from foreign currency exchange and other items compared to 2009. Profit in 2010 was negatively impacted by $13 million from unfavorable pricing and product mix, $3 million from input cost inflation and $2 million from lower volume compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$180	$116	$318	$210
Segment profit (1)	36	15	61	16

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $180 million for the three months ended June 30, 2010 compared to $116 million for the three months ended June 30, 2009. Sales increased in 2010 due to strong demand for its asphalt solutions in emerging markets and increased global demand for pine chemicals and activated carbons, as well as from increased sales of chemicals for oilfield services and adhesive applications compared to 2009. Sales in 2010 also benefited from increased automotive production in both North America and Europe compared to 2009.

Profit for the Specialty Chemicals segment was $36 million for the three months ended June 30, 2010 compared to $15 million for the three months ended June 30, 2009. Profit in 2010 benefited by $11 million from higher volume, $9 million from input cost deflation and $6 million from improved pricing and product mix compared to 2009. Profit in 2010 was negatively impacted by $4 million from unfavorable productivity due to planned major maintenance and $1 million from foreign currency exchange and other items compared to 2009.

Sales for the Specialty Chemicals segment were $318 million for the six months ended June 30, 2010 compared to $210 million for the six months ended June 30, 2009. Sales increased in 2010 due to strong demand for its asphalt solutions in emerging markets and increased global demand for pine chemicals and activated carbons, as well as from increased sales of chemicals for oilfield services and adhesive applications compared to 2009. Sales in 2010 also benefited from increased automotive production in both North America and Europe compared to 2009.

Profit for the Specialty Chemicals segment was $61 million for the six months ended June 30, 2010 compared to $16 million for the six months ended June 30, 2009. Profit in 2010 benefited by $18 million from input cost deflation, $15 million from increased volume, $9 million from improved productivity and $4 million from improved pricing and product mix compared to 2009. Profit in 2010 was negatively impacted by $1 million from foreign currency exchange and other items compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$36	$23	$81	$109
Segment profit (1)	12	3	35	59

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $36 million for the three months ended June 30, 2010 compared to $23 million for the three months ended June 30, 2009. Profit was $12 million for the three months ended June 30, 2010 compared to $3 million for the three months ended June 30, 2009. Profit from real estate activities was $9 million in 2010 compared to $1 million in 2009. The segment sold approximately 5,700 acres for gross proceeds of $15 million in 2010 compared to approximately 1,700 acres for gross proceeds of $5 million in 2009. Profit from forestry operations and leasing activities was $3 million in 2010 compared to $2 million in 2009.

Sales for the Community Development and Land Management segment were $81 million for the six months ended June 30, 2010 compared to $109 million for the six months ended June 30, 2009. Profit was $35 million for the six months ended June 30, 2010 compared to $59 million for the six months ended June 30, 2009. Profit from real estate activities was $26 million in 2010 compared to $54 million in 2009. The segment sold approximately 10,700 acres for gross proceeds of $37 million in 2010 compared to approximately 35,800 acres for gross proceeds of $72 million in 2009. Profit from forestry operations and leasing activities was $9 million in 2010 compared to $5 million in 2009.

The real estate and forest products sectors remain challenging due to continued credit tightening and weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales	$—	$13	$—	$24
Corporate and Other (loss) income	(102)	45	(184)	(130)

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results also include income and expense items not directly associated with ongoing business segment operations such as income from alternative fuel credits, restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

Corporate and Other loss was $102 million for the three months ended June 30, 2010 compared to income of $45 million for the three months ended June 30, 2009. Contributing to the loss in 2010 compared to income in 2009 was income from alternative fuel credits of $178 million recorded in 2009, partially offset by lower year-over-year restructuring charges of $23 million and other net favorable items of $8 million compared to 2009.

Corporate and Other loss was $184 million for the six months ended June 30, 2010 compared to a loss of $130 million for the six months ended June 30, 2009. Contributing to the higher loss in 2010 compared to 2009 was income from alternative fuel credits of $178 million recorded in 2009, partially offset by lower restructuring charges of $97 million, higher pension income of $10 million, lower interest expense of $7 million and other net favorable items of $10 million compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

In response to continued economic uncertainty and to enhance MWV’s liquidity, we are successfully executing our strategy to aggressively manage working capital usage and matching production with market demand, as well as reducing our operating cost structure. Annual cash flow from operations in 2010 and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2010. In addition, the company’s U.S. qualified retirement plans remain overfunded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents were $659 million at June 30, 2010 compared to $850 million at December 31, 2009. The credit quality of our portfolio of short-term investments remains appropriate with the majority of the company’s cash and cash equivalents invested in U.S. government securities. In addition, the company has available a $600 million bank credit facility. We continuously monitor the credit quality of our credit facility banks, insurance providers and derivative contract counter-parties, in addition to our customers and key suppliers. The company has taken and will take further actions as necessary to mitigate any impact to its liquidity position; however, we cannot predict with any certainty the impact to the company of any additional disruptions in the global credit markets.

Operating activities

Cash provided by operating activities was $62 million for the six months ended June 30, 2010 compared to $266 million for the six months ended June 30, 2009. The decrease in cash flows in 2010 was primarily attributable to the receipt of cash during the six months ended June 30, 2009 from alternative fuel credits of $134 million. The credit expired on December 31, 2009. In addition, the decline in cash flows in 2010 was also attributable to higher employee incentive compensation payments compared to 2009.

Investing activities

Cash used in investing activities was $73 million for the six months ended June 30, 2010 compared to $107 million for the six months ended June 30, 2009. Cash used in investing activities for the six months ended June 30, 2010 was driven by capital expenditures of $78 million and other uses of funds of $9 million, offset in part by proceeds from dispositions of assets of $14 million. Cash used in investing activities for the six months ended June 30, 2009 was driven by capital expenditures of $92 million and other uses of funds of $24 million, offset in part by proceeds from dispositions of assets of $9 million. Annual capital spending in 2010 is expected to range from $250 million to $300 million depending on demand trends across the company’s businesses.

Financing activities

Cash used in financing activities was $133 million for the six months ended June 30, 2010 compared to $108 million for the six months ended June 30, 2009. Cash used in financing activities for the six months ended June 30, 2010 was driven by dividend payments of $79 million and repayment of long-term debt of $32 million, as well as from common stock repurchases of $32 million and other uses of funds of $5 million. During 2010, the company acquired and permanently retired approximately 1.3 million shares of MeadWestvaco common stock to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees. The shares were acquired under the 2005 share buy-back authorization by the company’s Board of Directors, of which approximately 0.8 million remained available for repurchase as of June 30, 2010. On June 29, 2010, the company’s Board of Directors authorized the repurchase of up to five million shares of MeadWestvaco common stock, all of which were available for repurchase at June 30, 2010. Future repurchases under this authorization will be to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees. Cash provided by financing activities for the six months ended June 30, 2010 included borrowings of $10 million and other sources of funds of $5 million. Cash used in financing activities for the six months ended June 30, 2009 was driven by dividend payments of $79 million, changes in book overdrafts of $28 million and repayment of long-term debt of $11 million, offset in part by borrowings of $10 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at June 30, 2010 and December 31, 2009. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $47 million for the six months ended June 30, 2010, principally from declines in the Euro, compared to a favorable impact of $23 million for the six months ended June 30, 2009.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 41% and 39% at June 30, 2010 and December 31, 2009, respectively.

On June 29, 2010, the company’s Board of Directors declared a quarterly dividend of $0.23 per share payable on September 1, 2010, to stockholders of record at close of business on August 2, 2010.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur about $25 million in environmental capital expenditures in each of the years 2010 and 2011. Approximately $15 million was spent on environmental capital projects in 2009.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2010, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2010, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2010, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

OUTLOOK

Visibility in the second half of 2010 remains limited as the resiliency and pace of today’s stable demand trends remain uncertain given the macroeconomic challenges, particularly in the U.S. and Europe where high unemployment rates, stagnant wages and a weak housing market are factors. The company remains intensely focused on executing its transformation strategies and expects continued benefits from its market participation strategies centered on higher growth markets and differentiated products, its strong and growing positions in emerging markets and ongoing cost reductions and operating productivity to drive improved year-over-year performance in the third quarter of 2010. The degree of the expected improvement will depend on further macroeconomic developments that are unpredictable at this time.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and six months ended June 30, 2010 are pursuant to the 2008 program. Restructuring charges incurred during the three and six months ended June 30, 2009 are pursuant to the 2008 and 2005 programs. Cumulative charges since the inceptions of the 2005 and 2008 programs through June 30, 2010 were $292 million and $236 million, respectively. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended June 30, 2010

During the three months ended June 30, 2010, the company incurred pre-tax restructuring charges of $16 million related to employee separation costs, asset write-downs and other restructuring actions, of which $13 million is included in cost of sales and $3 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the three months ended June 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$15	$1	$16
Consumer & Office Products	1	1	2
All other	0	(2)	(2)

Total restructuring charges	$16	$0	$16

Consumer Solutions

During the three months ended June 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $16 million, of which $15 million related to employee separation actions in connection with severance of approximately 140 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Consumer & Office Products

During the three months ended June 30, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation actions in connection with severance of approximately 140 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

All other

During the three months ended June 30, 2010, the company recorded $3 million in proceeds received in connection with the disposition of assets previously written-off, as well as charges of $1 million related to various restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2010

During the six months ended June 30, 2010, the company incurred pre-tax restructuring charges of $23 million related to employee separation costs, asset write-downs and other restructuring actions, of which $16 million is included in cost of sales and $7 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the six months ended June 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$17	$4	$21
Consumer & Office Products	1	1	2
All other	1	(1)	0

Total restructuring charges	$19	$4	$23

Consumer Solutions

During the six months ended June 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $21 million, of which $17 million related to employee separation actions in connection with severance of approximately 160 employees and $4 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

Consumer & Office Products

During the six months ended June 30, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation actions in connection with severance of approximately 140 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees will be separated from the company by the end of 2010.

All other

During the six months ended June 30, 2010, the company recorded restructuring charges of $1 million related to employee separation actions in connection with severance of approximately 20 employees and $3 million in proceeds received in connection with the disposition of assets previously written-off, as well as charges of $2 million for other restructuring actions. The affected employees will be separated from the company by the end of 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2009

During the three months ended June 30, 2009, the company incurred pre-tax restructuring charges of $39 million related to employee separation costs, asset write-downs and other restructuring actions, of which $30 million is included in cost of sales and $9 million is included in selling, general and administrative expenses.

The following tables and discussion present additional detail by segment and program for the three months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$14	$15	$29
Consumer & Office Products	3	1	4
Packaging Resources	2	2	4
All other	1	1	2

Total restructuring charges	$20	$19	$39

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$0	$1	$1
2008 program	20	18	38

Total restructuring charges	$20	$19	$39

Consumer Solutions

During the three months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $29 million, of which $14 million related to employee separation actions in connection with severance of approximately 270 employees and $15 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Consumer & Office Products

During the three months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $4 million, of which $3 million related to employee separation actions in connection with severance of approximately 120 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Packaging Resources

During the three months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $4 million, of which $2 million related to employee separation actions in connection with severance of approximately 60 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

All other

During the three months ended June 30, 2009, the company recorded restructuring charges of $2 million, of which $1 million related to employee separation actions in connection with severance of approximately 85 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2009

During the six months ended June 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $120 million related to employee separation costs, asset write-downs and other restructuring actions, of which $96 million is included in cost of sales and $24 million is included in selling, general and administrative expenses.

The following tables and discussion present additional detail by segment and program for the six months ended June 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$27	$31	$58
Packaging Resources	6	2	8
Consumer & Office Products	6	1	7
All other	2	45	47

Total restructuring charges	$41	$79	$120

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$0	$3	$3
2008 program	41	76	117

Total restructuring charges	$41	$79	$120

Consumer Solutions

During the six months ended June 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $58 million, of which $27 million related to employee separation actions in connection with severance of approximately 590 employees and $31 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Packaging Resources

During the six months ended June 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs covering approximately 130 employees and $2 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

Consumer & Office Products

During the six months ended June 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and Brazil. These actions resulted in pre-tax charges of $7 million, of which $6 million related to employee separation actions in connection with severance of approximately 270 employees and $1 million related to asset write-downs and other restructuring actions. The affected employees were separated from the company in 2009.

All other

During the six months ended June 30, 2009, the company recorded restructuring charges of $47 million, of which $45 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation actions in connection with severance of approximately 95 employees. The affected employees were separated from the company in 2009.

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

NEW ACCOUNTING GUIDANCE

During the six months ended June 30, 2010, the company adopted the following new accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements as of and for the three and six months ended June 30, 2010.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no material change in the company’s exposure to market risk from December 31, 2009 to June 30, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2010, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2010, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for updating risk factors associated with environmental laws and regulations as follows:

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual emissions at its three currently operating U.S. integrated mills by over 475,000 metric tons. In 2009, total direct emissions from the company’s manufacturing facilities were 2,077,000 metric tons. In 2009, total indirect emissions from purchased electric power consumed at its manufacturing facilities were 766,000 metric tons. Indirect emissions in 2009 resulting from transportation are estimated to have been 550,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. MWV’s emissions are calculated using the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting greenhouse gas emissions.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock shares repurchased by the company during the three months ended June 30, 2010 are as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	125,397	$27.02	125,397	854,671
May 1, 2010 – May 31, 2010	47,817	25.67	47,817	806,854
June 1, 2010 – June 30, 2010	5,521	23.97	5,521	801,333

In October of 2005, the company’s Board of Directors authorized the repurchase of up to five million shares of MeadWestvaco common stock to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees. The above repurchased shares and remaining shares available for repurchase are pursuant to such authorization.

On June 29, 2010, the company’s Board of Directors authorized the repurchase of up to five million shares of MeadWestvaco common stock, all of which were available for repurchase at June 30, 2010. Future repurchases under this authorization will also be to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

August 3, 2010	/S/ E. MARK RAJKOWSKI
E. Mark Rajkowski
Chief Financial Officer