Form 10-Q
period 2010-09-30
MEADWESTVACO Corp
filed 2010-11-03
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At October 31, 2010, there were 168,254,954 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,560	$1,512	$4,367	$4,140

Cost of sales	1,208	1,200	3,474	3,449
Selling, general and administrative expenses	197	177	540	557
Interest expense	47	50	141	150
Other income, net	(1)	(91)	(14)	(286)

Income from continuing operations before income taxes	109	176	226	270

Income tax (benefit) provision	(2)	54	31	90

Income from continuing operations	111	122	195	180

(Loss) income from discontinued operations, net of income taxes	(126)	6	(136)	(6)

Net (loss) income attributable to the company	$(15)	$128	$59	$174

Net (loss) income per share attributable to the company – basic:
Income from continuing operations	$0.65	$0.72	$1.14	$1.05
(Loss) income from discontinued operations	(0.74)	0.03	(0.79)	(0.03)

Net (loss) income attributable to the company	$(0.09)	$0.75	$0.35	$1.02

Net (loss) income per share attributable to the company – diluted:
Income from continuing operations	$0.64	$0.71	$1.12	$1.04
(Loss) income from discontinued operations	(0.73)	0.03	(0.78)	(0.03)

Net (loss) income attributable to the company	$(0.09)	$0.74	$0.34	$1.01

Shares used to compute net (loss) income per share attributable to the company:
Basic	170.2	171.4	170.9	171.3
Diluted	172.5	173.6	173.3	172.7

Cash dividends per share	$0.23	$0.23	$0.69	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2010	December 31, 2009

ASSETS
Cash and cash equivalents	$774	$850
Accounts receivable, net	831	876
Inventories	687	547
Other current assets	141	149
Current assets of discontinued operations	0	108

Current assets	2,433	2,530

Property, plant, equipment and forestlands, net	3,242	3,338
Prepaid pension asset	964	938
Goodwill	802	809
Other assets	1,207	1,256
Non-current assets of discontinued operations	0	150

	$8,648	$9,021

LIABILITIES AND EQUITY
Accounts payable	$593	$522
Accrued expenses	559	651
Notes payable and current maturities of long-term debt	16	13
Current liabilities of discontinued operations	0	60

Current liabilities	1,168	1,246

Long-term debt	2,038	2,153
Other long-term obligations	1,234	1,170
Deferred income taxes	963	1,026
Non-current liabilities of discontinued operations	0	3

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2010 – 168,239,157 (2009 – 171,254,753)	2	2
Additional paid-in capital	3,065	3,130
Retained earnings	215	275
Accumulated other comprehensive loss	(56)	(1)

Total shareholders’ equity	3,226	3,406
Non-controlling interests	19	17

Total equity	3,245	3,423

	$8,648	$9,021

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$59	$174
Discontinued operations	136	6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	296	313
Deferred income taxes	18	50
(Gain) loss on sales of assets, net	(5)	4
Pension income	(59)	(54)
Impairment of long-lived assets	3	91
Appreciation of cash surrender value policies	(18)	(30)
Changes in working capital, excluding the effects of acquisitions and dispositions	(124)	24
Alternative fuel mixture credit receivable	31	(36)
Other, net	7	0

Net cash provided by operating activities from continuing operations	344	542
Discontinued operations	(17)	4

Net cash provided by operating activities	327	546

Cash flows from investing activities:
Capital expenditures	(137)	(137)
Payments for acquired businesses, net of cash acquired	0	(15)
Contributions to joint ventures	(9)	(4)
Proceeds from dispositions of assets	26	42
Other	(7)	(23)
Discontinued operations	60	0

Net cash used in investing activities	(67)	(137)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	2	249
Repayment of long-term debt	(130)	(326)
Changes in notes payable and other short-term borrowings, net	11	7
Changes in book overdrafts, net	(4)	(43)
Dividends paid	(118)	(118)
Proceeds from exercises of stock options	5	0
Stock repurchases	(92)	0
Other	(1)	(4)

Net cash used in financing activities	(327)	(235)

Effect of exchange rate changes on cash	(9)	42

(Decrease) increase in cash and cash equivalents	(76)	216

Cash and cash equivalents:
At beginning of period	850	549

At end of period	$774	$765

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, personal and beauty care, food, beverage, tobacco and home and garden industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2010 presentation of discontinued operations for the media and entertainment packaging business (the “Media” business) previously included in the Consumer Solutions segment. On September 30, 2010, the company completed the sale of the Media business for cash proceeds of $68 million, subject to certain post-closing adjustments. Refer to Note 14 for further discussion.

2. New accounting guidance

During the nine months ended September 30, 2010, the company adopted the below accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2010.

Fair value disclosures

On January 1, 2010, the company adopted new accounting guidance that requires additional disclosures regarding different classes of assets and liabilities measured at fair value, valuation techniques employed and transfers between the levels of fair value measurements. See Note 3 for disclosures of fair value measurements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at September 30, 2010, measured on a recurring basis:

In millions	September 30, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$3	$0	$3	$0
Derivatives-liabilities	(6)	0	(6)	0
Cash equivalents	621	621	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

There were no transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and nine months ended September 30, 2010. In addition, long-lived assets held and used with a carrying value of $2.7 million were deemed to have no fair value, resulting in an impairment charge attributable to continuing operations of $2.7 million for the nine months ended September 30, 2010 which is included in cost of sales in the consolidated statements of operations (impairment charges attributable to continuing operations for the three months ended September 30, 2010 were not significant). Impairment charges attributable to continuing operations related to long-lived assets held-for-sale were not significant for the three and nine months ended September 30, 2010. A combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows was used to determine the fair values of the above long-lived assets.

At September 30, 2010, the book value of debt was $2.0 billion and the fair value was estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4. Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and nine months ended September 30, 2010 and the three months ended September 30, 2009 are pursuant to the 2008 program. Restructuring charges incurred during the nine months ended September 30, 2009 are pursuant to the 2008 and 2005 programs. Cumulative charges included in the results from continuing operations through September 30, 2010 since the inceptions of the 2005 and 2008 programs were $257 million and $238 million, respectively. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended September 30, 2010

During the three months ended September 30, 2010, the company incurred pre-tax restructuring charges from continuing operations of $15 million related to employee separation costs, asset write-downs and other restructuring actions, of which $10 million is included in cost of sales and $5 million is included in selling, general and administrative expenses.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by segment for the three months ended September 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$9	$2	$11
All other	3	1	4

Total restructuring charges	$12	$3	$15

Consumer Solutions

During the three months ended September 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in Europe and the U.S. These actions resulted in pre-tax charges of $11 million, of which $9 million related to employee separation costs and $2 million related to asset write-downs and other restructuring actions.

All other

During the three months ended September 30, 2010, the company recorded pre-tax charges of $4 million, of which $2 million related to employee relocation costs, $1 million related to employee separation costs and $1 million related to asset write-downs and other restructuring actions.

Nine months ended September 30, 2010

During the nine months ended September 30, 2010, the company incurred pre-tax restructuring charges from continuing operations of $37 million related to employee separation costs, asset write-downs and other restructuring actions, of which $25 million is included in cost of sales and $12 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the nine months ended September 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$27	$4	$31
Consumer & Office Products	1	1	2
All other	4	0	4

Total restructuring charges	$32	$5	$37

Consumer Solutions

During the nine months ended September 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in Europe and the U.S. These actions resulted in pre-tax charges of $31 million, of which $27 million related to employee separation costs and $4 million related to asset write-downs and other restructuring actions.

Consumer & Office Products

During the nine months ended September 30, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in Brazil and the U.S. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation costs and $1 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the nine months ended September 30, 2010, the company recorded restructuring charges of $4 million, of which $3 million related to employee relocation costs and $1 million related to employee separation costs.

Summary of restructuring reserves

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2010:

	Employee costs			Other costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2009	$0	$36	$36	$4	$0	$4	$$4	$36	$40
Charges	0	32	32	1	2	3	1	34	35
Payments	0	(36)	(36)	(1)	(2)	(3)	(1)	(38)	(39)

Balance at September 30, 2010	$0	$32	$32	$4	$0	$4	$4	$32	$36

Three months ended September 30, 2009

During the three months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $43 million related to employee separation costs, asset write-downs and other restructuring actions, of which $41 million is included in cost of sales and $2 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the three months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$1	$31	$32
Consumer Solutions	2	7	9
Consumer & Office Products	0	1	1
All other	0	1	1

Total restructuring charges	$3	$40	$43

Packaging Resources

During the three months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $32 million, of which $1 million related to employee separation costs and $31 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill.

Consumer Solutions

During the three months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $9 million, of which $2 million related to employee separation costs and $7 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

During the three months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

All other

During the three months ended September 30, 2009, the company recorded pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

Nine months ended September 30, 2009

During the nine months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $159 million related to employee separation costs, asset write-downs and other restructuring actions, of which $133 million is included in cost of sales and $26 million is included in selling, general and administrative expenses.

The following tables and discussion present additional detail by segment and program for the nine months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$28	$35	$63
Packaging Resources	7	33	40
Consumer & Office Products	6	2	8
All other	2	46	48

Total restructuring charges	$43	$116	$159

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$0	$3	$3
2008 program	43	113	156

Total restructuring charges	$43	$116	$159

Consumer Solutions

During the nine months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $63 million, of which $28 million related to employee separation costs and $35 million related to asset write-downs and other restructuring actions.

Packaging Resources

During the nine months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $40 million, of which $7 million related to employee separation costs and $33 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill.

Consumer & Office Products

During the nine months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs and $2 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the nine months ended September 30, 2009, the company recorded pre-tax charges of $48 million. Of this amount, $46 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation costs.

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	September 30, 2010	December 31, 2009
Raw materials	$194	$132
Production materials, stores and supplies	86	83
Finished and in-process goods	407	332

	$687	$547

Property, plant and equipment is net of accumulated depreciation of $3.59 billion and $3.40 billion at September 30, 2010 and December 31, 2009, respectively.

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2010		December 31, 2009
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$222	$114	$221	$104
Customer contracts and lists	250	73	254	61
Patents	49	35	50	32
Other – primarily licensing rights	32	22	32	21

	$553	$244	$557	$218

Included in other assets are indefinite-lived intangible assets with carrying values of $96 million and $97 million at September 30, 2010 and December 31, 2009, respectively.

The company recorded amortization expense for intangible assets subject to amortization of $9 million for the three months ended September 30, 2010 and 2009, and $27 million and $28 million for the nine months ended September 30, 2010 and 2009, respectively. Based on the September 30, 2010 carrying values of intangible assets subject to amortization, estimated amortization expense for 2010 and each of the succeeding five years is as follows: 2010 – $35 million; 2011 – $34 million; 2012 – $33 million; 2013 – $33 million; 2014 – $28 million; and 2015 – $25 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2010 and 2009 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2010	2009	2010	2009	2010	2009	2010	2009
Loss recognized in other comprehensive loss (effective portion)	$(6)	$(1)	$(6)	$0	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$2	$(3)	$(2)	$(7)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	0	3	25	7

Total gain (loss) recognized in earnings[2]	$2	$(3)	$(2)	$(7)	$0	$3	$25	$7

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest-rate swaps or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive loss for the nine months ended September 30, 2010 and 2009 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2010	2009	2010	2009	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$4	$(3)	$(13)	$(12)	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$6	$(1)	$(9)	$(22)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	7	3	(11)	16

Total gain (loss) recognized in earnings[2]	$6	$(1)	$(9)	$(22)	$7	$3	$(11)	$16

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest-rate swaps or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	September 30, 2010	December 31, 2009
Derivatives designated as hedges:
Natural gas	Accounts receivable	$(3)	$1
Natural gas	Accounts payable	(5)	(5)
Natural gas	Other long-term obligations	(1)	0
Interest rate swaps	Other long-term obligations	0	(7)
Foreign currency	Other current assets	(1)	0
Foreign currency	Accounts payable	(1)	0

		(11)	(11)

Derivatives not designated as hedges:
Foreign currency	Accounts receivable	7	0
Foreign currency	Accounts payable	1	(11)

		8	(11)

Total derivatives		$(3)	$(22)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at September 30, 2010 and December 31, 2009 was $48 million and $27 million, respectively, and hedged consumption was 9 million and 4 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $7 million during the next twelve months. As of September 30, 2010, the maximum remaining term of existing hedges was two years. For the three and nine months ended September 30, 2010 and 2009, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with certain short-term foreign inter-company loans, foreign cash deposits, some foreign currency sales and purchases of its international operations, and some foreign sales of its U.S. operations. Using such foreign currency forward contracts, the company receives or pays the difference between the contracted forward rate and the exchange rate at the settlement date. These contracts are used to hedge the variability of exchange rates on the company’s cash flows.

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. The notional amount of these foreign currency forward contracts was $424 and $427 million at September 30, 2010 and December 31, 2009, respectively. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations.

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The notional amount of these foreign currency forward contracts was $57 million and $63 million at September 30, 2010 and December 31, 2009, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $2 million. As of September 30, 2010, the maximum remaining term of existing hedges was one year. For the three and nine months ended September 30, 2010 and 2009, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. During April of 2010, the company terminated its interest-rate swaps on its fixed-rate debt due to favorable market conditions. The company realized $1 million in net cash proceeds as a result of the

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

interest-rate swap terminations. There were no interest-rate swap agreements outstanding at September 30, 2010. The total notional amount of interest-rate swap instruments was $250 million at December 31, 2009. For the nine months ended September 30, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations.

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three and nine months ended September 30, 2010 and 2009 are presented in the table below. The pension amounts in the table below are not adjusted to exclude discontinued operations and include $1 million for both the three months ended September 30, 2010 and 2009 and $2 million for both the nine months ended September 30, 2010 and 2009 of pension service cost attributed to the company’s Media business sold on September 30, 2010.

	Three months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Service cost - benefits earned during the period	$12	$11	$1	$1
Interest cost on projected benefit obligation	36	38	1	2
Expected return on plan assets	(68)	(68)	0	0
Amortization of prior service cost (income)	1	0	(1)	0
Amortization of net actuarial loss	2	1	0	1
Termination benefits	0	0	0	0
Curtailment gain	(2)	(6)	0	0

Net periodic benefit (income) cost	$(19)	$(24)	$1	$4

	Nine months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2010	2009	2010	2009
Service cost - benefits earned during the period	$34	$34	$3	$2
Interest cost on projected benefit obligation	110	116	4	6
Expected return on plan assets	(205)	(202)	0	0
Amortization of prior service cost (income)	2	3	(2)	(1)
Amortization of net actuarial loss (gain)	4	2	(1)	3
Termination benefits	1	1	0	0
Curtailment gain	(3)	(6)	0	0

Net periodic benefit (income) cost	$(57)	$(52)	$4	$10

Curtailment recognition

Pursuant to the company’s 2008 cost initiative, certain employees were terminated during 2010 resulting in curtailment gains of $2 million and $3 million for the three and nine months ended September 30, 2010, respectively. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at September 30, 2010 using a discount rate of 4.75%, resulting in a net increase to the respective plans’ funded status for which the company recorded a pre-tax gain of $27 million (after-tax gain of $19 million) and a pre-tax loss of $52 million (after-tax loss of $31 million) in other comprehensive loss for the three and nine months ended September 30, 2010, respectively. In addition, the sale of the company’s Media business on September 30, 2010 resulted in a curtailment gain which was not significant for the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2009, the company recorded a pre-tax curtailment gain of $6 million with respect to U.S. employee terminations pursuant to the company’s 2008 cost initiative. Plan assets and

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

liabilities were re-measured at September 30, 2009 using a discount rate of 5.5%, resulting in a net increase to the plans’ funded status for which the company recorded an after-tax gain of $28 million in other comprehensive loss for both the three and nine months ended September 30, 2009.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the nine months ended September 30, 2010. However, the company expects to contribute $4 million to the funded non-U.S. plans in 2010 and in September 2010, the company contributed approximately $7 million to two funded pension plans in the U.K. associated with the Media business (the obligations associated with these plans were not assumed by the buyer of the Media business). Upon disposition of the Media business on September 30, 2010, no incremental benefits post sale will be earned by the participants of such U.K. plans.

The company expects to pay benefits in 2010 to participants of the unfunded U.S. nonqualified, postretirement, and non-U.S. plans of $6 million, $14 million, and $4 million, respectively. During the nine months ended September 30, 2010, $18 million was paid by the company. The company anticipates paying an additional $6 million during the remainder of 2010.

9. Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are included in the weighted average shares outstanding, if dilutive. The number of potentially dilutive shares excluded from the calculation of diluted net income per share was 8.7 million and 7.9 million for the three months ended September 30, 2010 and 2009, respectively, and 6.1 million and 8.2 million for the nine months ended September 30, 2010 and 2009, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10. Equity

Changes in equity for the three months ended September 30, 2010 and 2009 are as follows:

Three months ended September 30, 2010	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at June 30, 2010	170.8	$2	$3,114	$231	$(211)	$19	$3,155
Comprehensive income:
Net (loss) income	0	0	0	(15)	0	1	(14)
Foreign currency translation	0	0	0	0	142	0	142
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	21	0	21
Net unrealized loss on derivative instruments, net of taxes	0	0	0	0	(8)	0	(8)

Comprehensive income	0	0	0	0	0	0	141

Dividends declared	0	0	0	(1)	0	(1)	(2)
Exercise of stock options	0	0	0	0	0	0	0
Stock repurchased	(2.6)	0	(60)	0	0	0	(60)
Share-based compensation	0	0	11	0	0	0	11

Balance at September 30, 2010	168.2	$2	$3,065	$215	$(56)	$19	$3,245

Three months ended September 30, 2009	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at June 30, 2009	171.1	$2	$3,117	$135	$(197)	$15	$3,072
Comprehensive income:
Net income	0	0	0	128	0	0	128
Foreign currency translation	0	0	0	0	90	0	90
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	29	0	29
Net unrealized gain on derivative instruments, net of taxes	0	0	0	0	5	0	5

Comprehensive income	0	0	0	0	0	0	252

Share-based compensation	0	0	5	0	0	0	5

Balance at September 30, 2009	171.1	$2	$3,122	$263	$(73)	$15	$3,329

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the nine months ended September 30, 2010 and 2009 are as follows:

Nine months ended September 30, 2010	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Comprehensive income:
Net income	0	0	0	59	0	3	62
Foreign currency translation	0	0	0	0	(24)	0	(24)
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	(27)	0	(27)
Net unrealized loss on derivative instruments, net of taxes	0	0	0	0	(4)	0	(4)

Comprehensive income	0	0	0	0	0	0	7

Dividends declared	0	0	0	(119)	0	(1)	(120)
Exercise of stock options	0.4	0	5	0	0	0	5
Stock repurchased	(3.9)	0	(92)	0	0	0	(92)
Share-based compensation	0.4	0	22	0	0	0	22

Balance at September 30, 2010	168.2	$2	$3,065	$215	$(56)	$19	$3,245

Nine months ended September 30, 2009	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive income:
Net income	0	0	0	174	0	0	174
Foreign currency translation	0	0	0	0	193	0	193
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	79	0	79
Net unrealized gain on derivative instruments, net of taxes	0	0	0	0	5	0	5

Comprehensive income	0	0	0	0	0	0	451

Capital contribution from non-controlling interest	0	0	0	0	0	1	1
Dividends declared	0	0	0	(118)	0	0	(118)
Share-based compensation	0.3	0	14	0	0	0	14

Balance at September 30, 2009	171.1	$2	$3,122	$263	$(73)	$15	$3,329

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

11. Segment information

MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, beverage, food and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; and dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

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

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results also include income and expense items not directly associated with ongoing business segment operations, such as income from alternative fuel mixture credits, restructuring charges, charges from early extinguishments of debt, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three and nine months ended September 30, 2010 and 2009 are as follows:

Three months ended September 30, 2010	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$602	$101	$703	$91
Consumer Solutions	455	0	455	38
Consumer & Office Products	288	0	288	50
Specialty Chemicals	189	0	189	44
Community Development and Land Management	26	0	26	2
Corporate and Other	0	0	0	(116)

Total	1,560	101	1,661	109
Intersegment eliminations	0	(101)	(101)	0

Consolidated totals	$1,560	$0	$1,560	$109

Three months ended September 30, 2009 (1)	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$534	$92	$626	$74
Consumer Solutions	466	0	466	27
Consumer & Office Products	303	0	303	51
Specialty Chemicals	154	1	155	24
Community Development and Land Management	40	1	41	20
Corporate and Other	15	0	15	(20)

Total	1,512	94	1,606	176
Intersegment eliminations	0	(94)	(94)	0

Consolidated totals	$1,512	$0	$1,512	$176

Nine months ended September 30, 2010	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,688	$315	$2,003	$193
Consumer Solutions	1,379	2	1,381	101
Consumer & Office Products	688	0	688	87
Specialty Chemicals	507	0	507	105
Community Development and Land Management	105	2	107	37
Corporate and Other	0	0	0	(297)

Total	4,367	319	4,686	226
Intersegment eliminations	0	(319)	(319)	0

Consolidated totals	$4,367	$0	$4,367	$226

Nine months ended September 30, 2009 (1)	Sales			Segment profit (loss)
In millions	Trade	Inter-segment	Total
Packaging Resources	$1,500	$308	$1,808	$142
Consumer Solutions	1,391	0	1,391	77
Consumer & Office Products	700	0	700	77
Specialty Chemicals	363	2	365	40
Community Development and Land Management	147	3	150	79
Corporate and Other	39	0	39	(145)

Total	4,140	313	4,453	270
Intersegment eliminations	0	(313)	(313)	0

Consolidated totals	$4,140	$0	$4,140	$270

(1)	Certain results for 2009 have been recast to reflect the discontinued operations of the Media business. See Note 14 for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2010, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2010, there were approximately 540 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2010, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13. Other income, net

Other income, net is comprised of the following for the three and nine months ended September 30, 2010 and 2009:

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income	$6	$5	$15	$15
Foreign currency exchange gains (losses)	3	(1)	(1)	1
Losses on early extinguishments of debt (1)	(6)	(18)	(6)	(18)
Alternative fuel mixture credit (2)	0	103	0	281
Other	(2)	2	6	7

	$1	$91	$14	$286

(1)

During the three months ended September 30, 2010, the company acquired $98 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $104 million plus accrued interest of $3 million prior to scheduled maturity. The effect of the loss on early extinguishment of debt is included in Corporate and Other for segment reporting purposes. As a result of the above transaction, the company’s outstanding debt as of September 30, 2010 (excluding capital leases and notes payable) maturing in the next five calendar years is as follows: 2011 – $0 million, 2012 – $229 million, 2013 – $15 million, 2014 – $15 million, and 2015 – $15 million.

(2)

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. For the three and nine months ended September 30, 2009, alternative fuel mixture credits of $103 million and $281 million, respectively, were recorded in other income, net in the company’s consolidated statements of operations, which is included in Corporate and Other for segment reporting purposes. The credit expired on December 31, 2009.

14. Discontinued operations

On September 30, 2010, the company completed the sale of its Media business for cash proceeds of $68 million, subject to certain post closing adjustments. The sale resulted in a pre-tax loss of $150 million ($122 million after-tax). For the three and nine months ended September 30, 2010, the after-tax loss on sale, as well as the after-tax operating results of the Media business, are reported as a loss from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Media business were previously included in the Consumer Solutions segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009:

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$97	$115	$244	$273

Cost of sales (1)	88	97	228	244
Selling, general and administrative expenses (2)	8	11	30	34
Interest expense	2	2	4	5
Other expense (income), net (3)	151	(3)	152	(1)

(Loss) income before income taxes	(152)	8	(170)	(9)

Income tax (benefit) provision	(26)	2	(34)	(3)

Net (loss) income	$(126)	$6	$(136)	$(6)

Net (loss) income per share
Basic	$(0.74)	$0.03	$(0.79)	$(0.03)
Diluted	$(0.73)	$0.03	$(0.78)	$(0.03)

(1)

For the nine months ended September 30, 2010, cost of sales includes restructuring charges of $2 million. For the nine months ended September 30, 2009, cost of sales includes restructuring charges of $4 million.

(2)	For the nine months ended September 30, 2009, selling, general and administrative expenses include restructuring charges of $1 million.
(3)	The results for 2010 include a pre-tax loss on disposition of $150 million.

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at September 30, 2010. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2009:

In millions	December 31, 2009
Accounts receivable, net	$59
Inventories	43
Other current assets	6

Current assets	108

Property, plant and equipment, net	104
Other assets	46

Non-current assets	150

Accounts payable	37
Accrued expenses	23

Current liabilities	60

Other long-term liabilities	3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

15. Income taxes

For the three and nine months ended September 30, 2010, the effective tax rates attributable to continuing operations were approximately (2)% and 14%, respectively. During July of 2010, favorable IRS guidance was issued in relation to claiming the Cellulosic Biofuel Producer Credit. In addition, the company completed an internal reorganization of a domestic entity resulting in the recognition of deferred tax benefits during September of 2010. These items, as well as the mix and levels between domestic and foreign earnings and other discrete items including settlements of tax audits, contributed to the differences between the effective tax rates in 2010 and statutory rates. For the three and nine months ended September 30, 2009, the effective tax rates attributable to continuing operations were approximately 30% and 33%, respectively. The differences in the effective tax rates in 2009 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items. At each balance sheet date presented, management evaluated all available evidence regarding the company’s uncertain tax positions and determined no other changes other than the above items required recognition.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2010, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations of $111 million, or $0.64 per share, compared to income from continuing operations of $122 million, or $0.71 per share, for the three months ended September 30, 2009. The results from continuing operations for the three months ended September 30, 2010 include an income tax benefit from cellulosic biofuel producer credits of $15 million, or $0.09 per share, and after-tax restructuring charges of $10 million, or $0.06 per share. The results from continuing operations for the three months ended September 30, 2009 include after-tax income from alternative fuel mixture credits of $64 million, or $0.37 per share, and after-tax restructuring charges of $27 million, or $0.15 per share.

For the nine months ended September 30, 2010, the company reported income from continuing operations of $195 million, or $1.12 per share, compared to income from continuing operations of $180 million, or $1.04 per share, for the nine months ended September 30, 2009. The results from continuing operations for the nine months ended September 30, 2010 include an income tax benefit from cellulosic biofuel producer credits and other income tax items totaling $24 million, or $0.14 per share, and after-tax restructuring charges of $24 million, or $0.14 per share. The results from continuing operations for the nine months ended September 30, 2009 include after-tax income from alternative fuel mixture credits of $176 million, or $1.02 per share, and after-tax restructuring charges of $100 million, or $0.58 per share.

Sales on a continuing operations basis increased 3% to $1.56 billion for the three months ended September 30, 2010 compared to $1.51 billion for the three months ended September 30, 2009. Sales on a continuing operations basis increased 5% to $4.37 billion for the nine months ended September 30, 2010 compared to $4.14 billion for the nine months ended September 30, 2009. Increased sales in 2010 were driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as higher overall volume compared to 2009. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 12% and 16% during the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. Revenues from emerging markets currently comprise about 25% of the company’s total sales.

Pre-tax earnings on a continuing operations basis from the company’s business segments in total increased 15% to $225 million for the three months ended September 30, 2010 from $196 million for the three months ended September 30, 2009. Pre-tax earnings on a continuing operations basis from the company’s business segments in total increased 26% to $523 million for the nine months ended September 30, 2010 from $415 million for the nine months ended September 30, 2009. The improved year-over-year performance reflects the company’s continued execution of strategies to grow profitably in attractive global packaging and other markets, reduce overhead costs and improve the overall operating productivity of its manufacturing facilities and supply chain. All of the company’s segments contributed to the year-over-year improvement, with continued strong performance from the packaging and specialty chemicals businesses.

On September 30, 2010, MWV completed the sale of its Media business for cash proceeds of $68 million, subject to certain post-closing adjustments, resulting in an after-tax loss on disposition of $122 million. For the current- and prior-year reporting periods, the company is reporting the results of this business and the loss on disposition as discontinued operations in the consolidated financial statements. Results from discontinued operations, including the loss on disposition, were an after-tax loss of $126 million, or $0.73 per share, for the three months ended September 30, 2010 compared to after-tax income of $6 million, or $0.03 per share, for the three months ended September 30, 2009. Results from discontinued operations, including the loss on disposition, were an after-tax loss of $136 million, or $0.78 per share, for the nine months ended September 30, 2010 compared to an after-tax loss of $6 million, or $0.03 per share, for the nine months ended September 30, 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2010 and 2009 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1,560	$1,512	$4,367	$4,140

Cost of sales	1,208	1,200	3,474	3,449
Selling, general and administrative expenses	197	177	540	557
Interest expense	47	50	141	150
Other income, net	(1)	(91)	(14)	(286)

Income from continuing operations before income taxes	109	176	226	270
Income tax (benefit) provision	(2)	54	31	90

Income from continuing operations	111	122	195	180
Discontinued operations, net of income taxes	(126)	6	(136)	(6)

Net (loss) income attributable to the company	$(15)	$128	$59	$174

Net (loss) income per share attributable to the company - basic:
Income from continuing operations	$0.65	$0.72	$1.14	$1.05
Discontinued operations	(0.74)	0.03	(0.79)	(0.03)

Net (loss) income attributable to the company	$(0.09)	$0.75	$0.35	$1.02

Net (loss) income per share attributable to the company - diluted:
Income from continuing operations	$0.64	$0.71	$1.12	$1.04
Discontinued operations	(0.73)	0.03	(0.78)	(0.03)

Net (loss) income attributable to the company	$(0.09)	$0.74	$0.34	$1.01

Shares used to compute net (loss) income per share:
Basic	170.2	171.4	170.9	171.3
Diluted	172.5	173.6	173.3	172.7

Sales increased 3% to $1.56 billion for the three months ended September 30, 2010 compared to $1.51 billion for the three months ended September 30, 2009. Sales increased 5% to $4.37 billion for the nine months ended September 30, 2010 compared to $4.14 billion for the nine months ended September 30, 2009. Increased sales in 2010 were driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as higher overall volume compared to 2009. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 12% and 16% during the three and nine months ended September 30, 2010 compared to the same periods in 2009, respectively. Revenues from emerging markets currently comprise about 25% of the company’s total sales. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.21 billion for the three months ended September 30, 2010 compared to $1.20 billion for the three months ended September 30, 2009. Cost of sales was $3.47 billion for the nine months ended September 30, 2010 compared to $3.45 billion for the nine months ended September 30, 2009. During 2010, continued benefits from overhead cost reductions and manufacturing capacity actions, as well as lower year-over-year restructuring charges of $31 million and $108 million for the three and nine months ended September 30, 2010, respectively, were more than offset by increased costs due to higher volumes and unfavorable foreign currency exchange compared to the same periods in 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Selling, general and administrative expenses were $197 million for the three months ended September 30, 2010 compared to $177 million for the three months ended September 30, 2009. Selling, general and administrative expenses were $540 million for the nine months ended September 30, 2010 compared to $557 million for the nine months ended September 30, 2009. During the three months ended September 30, 2010, increased selling, general and administrative expenses reflect the impact from costs associated with investments to accelerate profitable growth in emerging markets, as well as costs of implementing information technology systems and related processes in connection with certain European operations. During the nine months ended September 30, 2010, decreased selling, general and administrative expenses reflect lower overall overhead costs compared to 2009, as well as lower year-over-year restructuring charges of $14 million.

Pension income was $20 million for the three months ended September 30, 2010 compared to $25 million for the three months ended September 30, 2009. Pension income was $59 million for the nine months ended September 30, 2010 compared to $54 million for the nine months ended September 30, 2009. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and nine months ended September 30, 2010 and 2009:

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Interest income	$6	$5	$15	$15
Foreign currency exchange gains (losses)	3	(1)	(1)	1
Losses on early extinguishments of debt	(6)	(18)	(6)	(18)
Alternative fuel mixture credit (1)	—	103	—	281
Other	(2)	2	6	7

	$1	$91	$14	$286

(1)

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuels produced by a taxpayer for use in a taxpayer’s business. For the three and nine months ended September 30, 2009, alternative fuel mixture credits of $103 million and $281 million, respectively, were recorded in other income, net in the company’s consolidated statements of operations, which is included in Corporate and Other for segment reporting purposes. The credit expired on December 31, 2009.

Interest expense from continuing operations was $47 million for the three months ended September 30, 2010 and was comprised of $39 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance polices and $2 million related to other items. Interest expense from continuing operations was $50 million for the three months ended September 30, 2009 and was comprised of $42 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance polices and $2 million related to other items. Interest expense from continuing operations was $141 million for the nine months ended September 30, 2010 and was comprised of $117 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $16 million related to borrowings on insurance polices and $6 million related to other items. Interest expense from continuing operations was $150 million for the nine months ended September 30, 2009 and was comprised of $123 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV, $14 million related to borrowings on insurance polices and $9 million related to other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the three and nine months ended September 30, 2010, the effective tax rates attributable to continuing operations were approximately (2)% and 14%, respectively. During July of 2010, favorable IRS guidance was issued in relation to claiming the Cellulosic Biofuel Producer Credit. In addition, the company completed an internal reorganization of a domestic entity resulting in the recognition of deferred tax benefits during September of 2010. These items, as well as the mix and levels between domestic and foreign earnings and other discrete items including settlements of tax audits, contributed to the differences between the effective tax rates in 2010 and statutory rates. For the three and nine months ended September 30, 2009, the effective tax rates attributable to continuing operations were approximately 30% and 33%, respectively. The differences in the effective tax rates in 2009 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s business segments and Corporate and Other on a continuing operations basis. MWV’s business segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the business segments and Corporate and Other to the company’s consolidated income from operations before income taxes on a continuing operations basis. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s business segments.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$703	$626	$2,003	$1,808
Segment profit (1)	91	74	193	142

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Packaging Resources segment produces bleached paperboard (“SBS”), Coated Natural Kraft® paperboard (“CNK®”) and linerboard. This segment’s paperboard products are manufactured at three mills located in the U.S. and two mills located in Brazil. SBS is used for packaging high-value consumer products in markets such as pharmaceuticals, personal care, beauty, tobacco, beverage, food and food service. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging. Linerboard is used in the manufacture of corrugated boxes and other containers.

Sales for the Packaging Resources segment were $703 million and $626 million for the three months ended September 30, 2010 and 2009, respectively. Sales increased in 2010 due to improved pricing and product mix and higher overall volume, as well as from favorable foreign currency exchange compared to 2009. Shipments of SBS were approximately 348,000 tons in 2010, relatively unchanged from 2009, as the segment ran five SBS machines in 2010 versus six in 2009 due to a permanent shutdown of a machine at the segment’s Evadale, TX location. Shipments of CNK® were 271,000 tons in 2010, up 14% from 2009, as demand continued to recover for beverage and retail food packaging. In 2010, SBS prices were up 8% while CNK® prices were down 1% compared to 2009. Backlogs for SBS and CNK® are currently at five to six weeks. Sales generated by this segment’s Brazilian operation, Rigesa, were 24% higher in 2010 due to increased volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009.

Profit for the Packaging Resources segment was $91 million and $74 million for the three months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $42 million from improved pricing and product mix, $11 million from higher volume and $2 million from improved productivity compared to 2009. These benefits in 2010 were partially offset by $32 million from input cost inflation of certain raw materials and freight and $6 million from foreign currency exchange and other items compared to 2009.

Sales for the Packaging Resources segment were $2.00 billion and $1.81 billion for the nine months ended September 30, 2010 and 2009, respectively. Sales increased in 2010 due primarily to increased volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009. Shipments of SBS were approximately 1,025,000 tons in 2010, up 2% from 2009. Shipments of CNK® were 810,000 tons in 2010, up 6% from 2009. In 2010, SBS prices were up 5% while CNK® prices were relatively unchanged compared to 2009. Sales generated by Rigesa were 28% higher in 2010 due to increased volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009.

Profit for the Packaging Resources segment was $193 million and $142 million for the nine months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $70 million from improved pricing and product mix, $42 million from improved productivity, $22 million from higher volume and $2 million from foreign currency exchange and other items compared to 2009. These benefits in 2010 were partially offset by $60 million from input cost inflation of certain raw materials and freight compared to 2009, as well as from increased costs of $25 million due to reduced fiber availability from severe weather in the South and South East regions in the U.S. during the first quarter of 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009(2)	2010	2009(2)
Sales	$455	$466	$1,381	$1,391
Segment profit (1)	38	27	101	77

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)	Results for 2009 have been recast to exclude the discontinued operations of the Media business. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion.

The Consumer Solutions segment designs and produces multi-pack cartons and packaging systems primarily for the global beverage take-home market and packaging for the global tobacco market. In addition, this segment offers a full range of converting and consumer packaging solutions including printed packaging and injection-molded products used for personal care, beauty, and pharmaceutical products; and dispensing and sprayer systems for personal care, beauty, healthcare, fragrance and home and garden markets. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $455 million and $466 million for the three months ended September 30, 2010 and 2009, respectively. Continued focus on higher-return products and customers drove improved pricing and product mix compared to 2009, particularly higher value fragrance and airless products within the personal care market. In addition, overall volume growth within the home and garden, tobacco packaging, and adherence healthcare packaging (Shellpak®) markets increased sales compared to 2009. These improvements were more than offset by the impact from strategic actions to eliminate low-return products and customers and unfavorable foreign currency exchange compared to 2009.

Profit for the Consumer Solutions segment was $38 million and $27 million for the three months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $11 million from improved pricing and product mix, $9 million from improved productivity, $4 million from foreign currency exchange and other items and $1 million from higher volume compared to 2009. These benefits in 2010 were partially offset by $14 million from input cost inflation of certain raw materials and freight compared to 2009.

Sales for the Consumer Solutions segment were $1.38 billion and $1.39 billion for the nine months ended September 30, 2010 and 2009, respectively. During 2010, overall volume growth was driven by strong demand within the home and garden, tobacco packaging, and adherence packaging (Shellpak®) markets. In addition, continued focus on higher-return products and customers drove improved pricing and product mix compared to 2009, particularly higher value fragrance and airless products within the personal care market. These improvements were more than offset by the impact from strategic actions to eliminate low-return products and customers compared to 2009.

Profit for the Consumer Solutions segment was $101 million and $77 million for the nine months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $44 million from improved productivity, $8 million from improved pricing and product mix, $3 million from foreign currency exchange and other items and $2 million from higher volume compared to 2009. These benefits in 2010 were partially offset by $33 million from input cost inflation of certain raw materials and freight compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$288	$303	$688	$700
Segment profit (1)	50	51	87	77

(1)	Segment loss is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products, time-management products and envelopes in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL, ® AT-A-GLANCE, ® Cambridge, ® COLUMBIAN, ® Day Runner, ® Five Star, ® Mead ® and Trapper Keeper. ®

Sales for the Consumer & Office Products segment were $288 million and $303 million for the three months ended September 30, 2010 and 2009, respectively. In 2010, this segment had a solid back-to-school season in North America with its Mead® and FiveStar® line-up and initial sell-in for dated and time management products was better than expectations but down from 2009. Volume declines in 2010 reflect lower envelope volumes compared to 2009. This segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $50 million and $51 million for the three months ended September 30, 2010 and 2009, respectively. Profit in 2010 was negatively impacted by $6 million from lower volume, $6 million from input cost inflation of certain raw materials and freight, $1 million from unfavorable pricing and product mix and $1 million from foreign currency exchange and other items compared to 2009. Profit in 2010 benefited by $13 million from improved productivity compared to 2009.

Sales for the Consumer & Office Products segment were $688 million and $700 million for the nine months ended September 30, 2010 and 2009, respectively. In 2010, this segment had a solid back-to-school season in North America and initial sell-in for dated and time management products was better than expectations but down from 2009. Volume declines in 2010 reflect lower envelope volumes compared to 2009. These declines were partially offset by improved product mix in this segment’s time management products business, as well as from higher volumes in Brazil compared to 2009.

Profit for the Consumer & Office Products segment was $87 million and $77 million for the nine months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $41 million from improved productivity and $1 million from foreign currency exchange and other items compared to 2009. Profit in 2010 was negatively impacted by $16 million from unfavorable product mix, $10 million from input cost inflation of certain raw materials and freight and $6 million from lower volume compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$189	$155	$507	$365
Segment profit (1)	44	24	105	40

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $189 million and $155 million for the three months ended September 30, 2010 and 2009, respectively. Sales increased in 2010 from higher volumes and improved pricing due to strong demand for pine chemicals and activated carbons, as well as strong demand for this segment’s asphalt solutions in emerging markets. Sales in 2010 also benefited from increased sales of oil field chemicals and adhesive applications, as well as from increased automotive production in North America, Europe and emerging markets compared to 2009.

Profit for the Specialty Chemicals segment was $44 million and $24 million for the three months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $15 million from improved pricing and product mix, $7 million from improved productivity and $4 million from higher volume compared to 2009. Profit in 2010 was negatively impacted by $6 million from input cost inflation of certain raw materials and freight compared to 2009.

Sales for the Specialty Chemicals segment were $507 million and $365 million for the nine months ended September 30, 2010 and 2009, respectively. Sales increased in 2010 from higher volumes and improved pricing due to strong demand for pine chemicals and activated carbons, as well as strong demand for this segment’s asphalt solutions in emerging markets. Sales in 2010 also benefited from increased sales of chemicals for oil field services, adhesives, printing inks and water and food purification applications, as well as from increased automotive production in North America, Europe and emerging markets compared to 2009.

Profit for the Specialty Chemicals segment was $105 million and $40 million for the nine months ended September 30, 2010 and 2009, respectively. Profit in 2010 benefited by $21 million from higher volume, $20 million from improved pricing and product mix, $12 million from input cost deflation of certain raw materials and freight and $12 million from improved productivity compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$26	$41	$107	$150
Segment profit (1)	2	20	37	79

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $26 million for the three months ended September 30, 2010 compared to $41 million for the three months ended September 30, 2009. Profit was $2 million for the three months ended September 30, 2010 compared to $20 million for the three months ended September 30, 2009. Profit from real estate activities was $1 million in 2010 compared to $17 million in 2009. The segment sold approximately 2,200 acres for gross proceeds of $6 million in 2010 compared to approximately 11,300 acres for gross proceeds of $23 million in 2009. Profit from forestry operations and leasing activities was $1 million in 2010 compared to $3 million in 2009.

Sales for the Community Development and Land Management segment were $107 million for the nine months ended September 30, 2010 compared to $150 million for the nine months ended September 30, 2009. Profit was $37 million for the nine months ended September 30, 2010 compared to $79 million for the nine months ended September 30, 2009. Profit from real estate activities was $27 million in 2010 compared to $71 million in 2009. The segment sold approximately 12,900 acres for gross proceeds of $43 million in 2010 compared to approximately 47,100 acres for gross proceeds of $95 million in 2009. Profit from forestry operations and leasing activities was $10 million in 2010 compared to $8 million in 2009.

The real estate sector remains challenging due to continued tight credit and weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales	$—	$15	$—	$39
Corporate and Other loss	(116)	(20)	(297)	(145)

Corporate and Other includes corporate support staff services and related assets and liabilities, including merger-related goodwill, and the company’s specialty papers operation which was sold in the fourth quarter of 2009. The results also include income and expense items not directly associated with ongoing business segment operations, such as income from alternative fuel mixture credits, restructuring charges, charges from early extinguishments of debt, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

Corporate and Other loss was $116 million for the three months ended September 30, 2010 compared to a loss of $20 million for the three months ended September 30, 2009. The 2009 period includes alternative fuel mixture credits of $103 million, as well as adjustments to vacation accruals of $20 million and a pension curtailment gain of $6 million. The 2010 period reflects lower year-over-year restructuring charges of $28 million and other net favorable items of $5 million compared to 2009.

Corporate and Other loss was $297 million for the nine months ended September 30, 2010 compared to a loss of $145 million for the nine months ended September 30, 2009. The 2009 period includes alternative fuel mixture credits of $281 million and adjustments to vacation accruals of $20 million. The 2010 period reflects lower year-over-year restructuring charges of $122 million, lower interest expense of $9 million, higher pension income of $5 million and other net favorable items of $13 million compared to 2009.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

Annual cash flow from operations in 2010 and the company’s current cash levels are expected to be adequate to fund debt payments, dividends to shareholders and capital expenditures in 2010. In addition, the company’s U.S. qualified retirement plans remain overfunded and we do not anticipate any required regulatory funding contributions to such plans in the foreseeable future. Cash and cash equivalents were $774 million at September 30, 2010 compared to $850 million at December 31, 2009. The credit quality of our portfolio of short-term investments remains appropriate with the majority of the company’s cash and cash equivalents invested in U.S. government securities. In addition, the company has available a $600 million bank credit facility. We continuously monitor the credit quality of our credit facility banks, insurance providers and derivative contract counter-parties, in addition to our customers and key suppliers.

Operating activities

Cash provided by operating activities from continuing operations was $344 million for the nine months ended September 30, 2010 compared to $542 million for the nine months ended September 30, 2009. The decrease in cash flows from continuing operations in 2010 was primarily attributable to the receipt of cash from alternative fuel mixture credits of $248 million during the nine months ended September 30, 2009, partially offset by higher year-over-year business segment earnings during the nine months ended September 30, 2010. Cash used in operating activities from discontinued operations was $17 million for the nine months ended September 30, 2010 compared to cash provided by discontinued operations of $4 million for the nine months ended September 30, 2009.

Investing activities

Cash used in investing activities from continuing operations was $127 million for the nine months ended September 30, 2010 compared to $137 million for the nine months ended September 30, 2009. Cash used in investing activities from continuing operations for the nine months ended September 30, 2010 was driven by capital expenditures of $137 million, contributions to joint ventures of $9 million and other uses of funds of $7 million, offset in part by proceeds from dispositions of assets of $26 million. Cash used in investing activities from continuing operations for the nine months ended September 30, 2009 was driven by capital expenditures of $137 million, acquisitions of $15 million, contributions to joint ventures of $4 million and other uses of funds of $23 million, offset in part by proceeds from dispositions of assets of $42 million. Cash provided by investing activities from discontinued operations was $60 million for the nine months ended September 30, 2010 primarily due to net cash received upon disposition of the Media business. Annual capital spending in 2010 is expected to be about $250 million.

Financing activities

Cash used in financing activities from continuing operations was $327 million for the nine months ended September 30, 2010 compared to $235 million for the nine months ended September 30, 2009. Cash used in financing activities from continuing operations for the nine months ended September 30, 2010 was driven by repayment of long-term debt of $130 million, dividend payments of $118 million, as well as from common stock repurchases of $92 million and other uses of funds of $5 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2010 included short-term borrowings of $11 million and other sources of funds of $7 million. Cash used in financing activities from continuing operations for the nine months ended September 30, 2009 was driven by repayment of long-term debt of $326 million, dividend payments of $118 million, changes in book overdrafts of $43 million and other uses of funds of $4 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2009 included proceeds from the issuance of long-term debt of $249 million and short-term borrowings of $7 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at September 30, 2010 and December 31, 2009. As part of the monitoring activities surrounding the credit quality of our credit facilities, we evaluate credit default activities and bank ratings of our lenders. In addition, we undertake similar measures and evaluate deposit concentrations to monitor the credit quality of the financial institutions that hold our cash and cash equivalents.

During the nine months ended September 30, 2010, the company acquired $98 million aggregate principal of its 6.85% notes due April 2012. As a result of this transaction, the company’s outstanding debt as of September 30, 2010 (excluding capital leases and notes payable) maturing in the next five calendar years is as follows: 2011 – $0 million, 2012 – $229 million, 2013 – $15 million, 2014 – $15 million, and 2015 – $15 million.

During the three months ended September 30, 2010, MWV purchased and retired 2.6 million of its common shares for $60 million under existing authorizations by the company’s Board of Directors.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $9 million for the nine months ended September 30, 2010 compared to a favorable impact of $42 million for the nine months ended September 30, 2009.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% at both September 30, 2010 and December 31, 2009.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $25 million and approximately $21 million in environmental capital expenditures in 2010 and 2011, respectively. Approximately $15 million was spent on environmental capital projects in 2009.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2010, MeadWestvaco had recorded liabilities of approximately $22 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $10 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2010, there were approximately 540 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2010, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations.

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

OUTLOOK

Across its markets, the company sees generally stable demand trends, but at levels that continue to be below pre-recessionary rates. The company’s businesses are executing well on strategies of focusing on valued solutions for higher return markets, delivering cost savings and driving supply-chain and working capital efficiencies. The company is continuing to monitor ongoing macro-economic developments, particularly in North America and Europe, as well as geo-political developments, and is prepared to respond to additional challenges. Assuming current demand trends continue, the company expects to achieve year-over-year margin and earnings improvement in the fourth quarter of 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Discontinued operations

On September 30, 2010, the company completed the sale of its Media business for cash proceeds of $68 million, subject to certain post closing adjustments. The sale resulted in a pre-tax loss of $150 million ($122 million after-tax). For the three and nine months ended September 30, 2010, the after-tax loss on sale as well as the after-tax operating results of the Media business are being reported as a loss from discontinued operations in the consolidated statements of operations. Prior period amounts have been recast on a comparable basis. The results of operations and assets and liabilities of the Media business were previously included in the Consumer Solutions segment.

Loss from discontinued operations was $126 million, or $0.73 per share, for the three months ended September 30, 2010 compared to income of $6 million, or $0.03 per share, for the three months ended September 30, 2009. Loss from discontinued operations was $136 million, or $0.78 per share, for the nine months ended September 30, 2010 compared to a loss of $6 million, or $0.03 per share, for the nine months ended September 30, 2009. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion of the sale of the Media business and discontinued operations treatment.

Restructuring charges

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a new series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and nine months ended September 30, 2010 and the three months ended September 30, 2009 are pursuant to the 2008 program. Restructuring charges incurred during the nine months ended September 30, 2009 are pursuant to the 2008 and 2005 programs. Cumulative charges included in the results from continuing operations through September 30, 2010 since the inceptions of the 2005 and 2008 programs were $257 million and $238 million, respectively. Although these charges related to individual business segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended September 30, 2010

During the three months ended September 30, 2010, the company incurred pre-tax restructuring charges from continuing operations of $15 million related to employee separation costs, asset write-downs and other restructuring actions, of which $10 million is included in cost of sales and $5 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the three months ended September 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$9	$2	$11
All other	3	1	4

Total restructuring charges	$12	$3	$15

Consumer Solutions

During the three months ended September 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in Europe and the U.S. These actions resulted in pre-tax charges of $11 million, of which $9 million related to employee separation costs and $2 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

All other

During the three months ended September 30, 2010, the company recorded pre-tax charges of $4 million, of which $2 million related to employee relocation costs, $1 million related to employee separation costs and $1 million related to asset write-downs and other restructuring actions.

Nine months ended September 30, 2010

During the nine months ended September 30, 2010, the company incurred pre-tax restructuring charges from continuing operations of $37 million related to employee separation costs, asset write-downs and other restructuring actions, of which $25 million is included in cost of sales and $12 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail by segment for the nine months ended September 30, 2010:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$27	$4	$31
Consumer & Office Products	1	1	2
All other	4	0	4

Total restructuring charges	$32	$5	$37

Consumer Solutions

During the nine months ended September 30, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in Europe and the U.S. These actions resulted in pre-tax charges of $31 million, of which $27 million related to employee separation costs and $4 million related to asset write-downs and other restructuring actions.

Consumer & Office Products

During the nine months ended September 30, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in Brazil and the U.S. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation costs and $1 million related to asset write-downs and other restructuring actions.

All other

During the nine months ended September 30, 2010, the company recorded restructuring charges of $4 million, of which $3 million related to employee relocation costs and $1 million related to employee separation costs.

Three months ended September 30, 2009

During the three months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $43 million related to employee separation costs, asset write-downs and other restructuring actions, of which $41 million is included in cost of sales and $2 million is included in selling, general and administrative expenses.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table and discussion present additional detail by segment for the three months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Packaging Resources	$1	$31	$32
Consumer Solutions	2	7	9
Consumer & Office Products	0	1	1
All other	0	1	1

Total restructuring charges	$3	$40	$43

Packaging Resources

During the three months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $32 million, of which $1 million related to employee separation costs and $31 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill.

Consumer Solutions

During the three months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $9 million, of which $2 million related to employee separation costs and $7 million related to asset write-downs and other restructuring actions.

Consumer & Office Products

During the three months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. These actions resulted in pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

All other

During the three months ended September 30, 2009, the company recorded pre-tax charges of $1 million related to asset write-downs and other restructuring actions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2009

During the nine months ended September 30, 2009, the company incurred pre-tax restructuring charges from continuing operations of $159 million related to employee separation costs, asset write-downs and other restructuring actions, of which $133 million is included in cost of sales and $26 million is included in selling, general and administrative expenses.

The following tables and discussion present additional detail by segment and program for the nine months ended September 30, 2009:

In millions	Employee costs	Asset write-downs and other costs	Total
Consumer Solutions	$28	$35	$63
Packaging Resources	7	33	40
Consumer & Office Products	6	2	8
All other	2	46	48

Total restructuring charges	$43	$116	$159

In millions	Employee costs	Asset write-downs and other costs	Total
2005 program	$0	$3	$3
2008 program	43	113	156

Total restructuring charges	$43	$116	$159

Consumer Solutions

During the nine months ended September 30, 2009, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in the U.S. and Europe. These actions resulted in pre-tax charges of $63 million, of which $28 million related to employee separation costs and $35 million related to asset write-downs and other restructuring actions.

Packaging Resources

During the nine months ended September 30, 2009, the Packaging Resources segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $40 million, of which $7 million related to employee separation costs and $33 million related to asset write-downs and other restructuring actions primarily associated with the permanent shutdown of a paperboard machine at the segment’s Evadale, Texas mill.

Consumer & Office Products

During the nine months ended September 30, 2009, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S. and South America. These actions resulted in pre-tax charges of $8 million, of which $6 million related to employee separation costs and $2 million related to asset write-downs and other restructuring actions.

All other

During the nine months ended September 30, 2009, the company recorded pre-tax charges of $48 million. Of this amount, $46 million related to asset write-downs and other restructuring actions primarily related to the company’s specialty papers operation and $2 million related to employee separation costs.

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

NEW ACCOUNTING GUIDANCE

During the nine months ended September 30, 2010, the company adopted the below accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements as of and for the three and nine months ended September 30, 2010.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2009. There was no material change in the company’s exposure to market risk from December 31, 2009 to September 30, 2010.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2010, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2010, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2010, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock shares repurchased by the company during the three months ended September 30, 2010 are as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	22,616	$22.97	22,616	5,779,064
August 1, 2010 – August 31, 2010	1,071,321	21.56	1,071,321	4,707,743
September 1, 2010 – September 30, 2010	1,540,600	23.40	1,540,600	3,167,143

	2,634,537	22.65	2,634,537

In October of 2005, the company’s Board of Directors authorized the purchase of up to five million shares of MeadWestvaco common stock to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees. Of the above share purchases, 801,680 shares were attributable to this program which resulted in the completion of this authorization.

On June 29, 2010, the company’s Board of Directors authorized the purchase of up to five million shares of MeadWestvaco common stock. Share purchases under this authorization are to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees. Of the above share purchases, 1,832,857 shares were attributable to this program which resulted in a remaining authorization of 3,167,143 shares.

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

MEADWESTVACO CORPORATION
(Registrant)

November 3, 2010	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer