Form 10-K
period 2010-12-31
MEADWESTVACO Corp
filed 2011-02-28
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2010, the aggregate market value of common stock held by non-affiliates was $3,759,807,429. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2011, the number of shares of common stock of the Registrant outstanding was 168,367,546.                 .

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011, are incorporated by reference for Part III; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or around March 17, 2011.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, beauty and personal care, food, beverage, tobacco and home and garden industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Packaging Resources

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include bleached paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

Consumer Solutions

The Consumer Solutions segment designs and produces packaging solutions and systems for the food, beverage, tobacco, beauty and personal care, healthcare, and home and garden markets. This segment manufactures multi-pack cartons primarily for the global beverage take-home market, high-end packaging for the global tobacco market, injection-molded plastic packaging for prescription drugs, and dispensing and sprayer systems for personal care, fragrance, healthcare, home cleaning, and garden and lawn maintenance products. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Consumer & Office Products

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products and time-management products in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, Day Runner®, Five Star®, Mead® and Trapper Keeper®.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include activated carbon used in gas vapor emission control systems for automobiles and trucks and applications for air, water and food purification. Other products include performance chemicals used in printing inks, asphalt paving and adhesives, as well as in the agricultural, paper and petroleum industries.

Community Development and Land Management

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings in the Southeastern region of the U.S. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

For a more detailed description of our segments, including financial information, see Note T of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Competition

MeadWestvaco operates in a very challenging global marketplace and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, and currency exchange rates.

We compete principally through quality, price, value-added products and services such as packaging solutions, customer service, innovation, technology, and product design. Our proprietary trademarks and patents, in the aggregate, are also important to our competitive position in certain markets.

The Packaging Resources segment competes globally with manufacturers of value-added CNK® and SBS for packaging and graphic applications, as well as other specialty paperboards. The Consumer Solutions segment competes globally with numerous packaging service providers in the package design, development, and manufacturing arenas, as well as the manufacture of dispensing and spraying systems. The Consumer & Office Products segment competes with national and regional converters, as well as foreign producers, especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins. The Community Development and Land Management segment competes in the real estate sales and development market and the forestry products industry in the Southeastern region of the U.S.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions. Expenditures for research and development were $41 million, $43 million and $58 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Environmental laws and regulations

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $22 million and $56 million in environmental capital expenditures in 2011 and 2012, respectively. Approximately $23 million was spent on environmental capital projects in 2010.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. Some of these proceedings are described in more detail in Part I, Item 3. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2010, MeadWestvaco had recorded liabilities of approximately $21 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the company’s results of operations. Additional matters involving environmental proceedings for MeadWestvaco are set forth in Part I, Item 3.

Employees

MeadWestvaco currently employs approximately 17,500 people worldwide, of whom approximately half are employed in the U.S. and half are employed internationally. Approximately half of the company’s employees around the world are represented by labor unions under various collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and will be negotiating new collective agreements at various manufacturing locations around the world during the course of 2011. The company considers its relationships with its unions and other employee representatives to be generally good. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of any negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 68%, 67% and 66% for the years ended December 31, 2010, 2009 and 2008, respectively. Export sales from MeadWestvaco’s U.S. operations were 14% in each of the years ended December 31, 2010, 2009, and 2008. Sales that were attributable to foreign operations were 32%, 33% and 34% for the years ended December 31, 2010, 2009 and 2008, respectively. For more information about the company’s U.S. and foreign operations, see Note T of Notes to Consolidated Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.mwv.com. Please note that MWV’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any future reports we may file with the SEC and should not be considered part of this report. MWV makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. You may access these filings in the Investors section of our website. MWV’s Corporate Governance Principles, our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, Safety, Health and Environment Committee, and Executive Committee) and our Code of Conduct can be found in the Investors section of our website at the following address: http://www.mwv.com/InvestorRelations/CorporateGovernance/index.htm

Item 1A.	Risk factors

Risks relating to our business

U.S. and global economic conditions could have an adverse effect on the profitability of some or all of our businesses.

Concerns regarding adverse consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower business investment and lower consumer spending, the demand for our products is adversely affected. Adverse changes in the U.S. or global economy could negatively affect earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position. In a challenging and uncertain economic environment, we cannot predict whether or when such circumstances may occur, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position.

Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including declines in consumer and business confidence and spending, both in the U.S. and elsewhere around the world. Conditions in the capital and credit markets and the effects of declines in consumer and business confidence and spending may adversely impact the ability of our suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other related parties.

While we have procedures to monitor and limit exposure to credit risk, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our operating results.

The company’s businesses are subject to significant cost pressures. Pricing volatility and our ability to pass higher costs on to our customers through price increases or other adjustments is uncertain and dependent on market conditions and may materially impact our results of operations.

The pricing environment for raw materials used in a number of our businesses continues to be challenging and volatile. Additionally, energy costs remain volatile and unpredictable. Further unpredictable increases in the cost of raw materials, energy or freight may materially impact our results of operations. Depending on market forces and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited.

The company faces intense competition in each of its businesses, and competitive challenges from lower cost manufacturers in overseas markets. If we cannot successfully compete in an increasingly global market place, our results of operations may be adversely affected.

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

A key component of the company’s competitive position is MeadWestvaco’s ability to both innovate and manage expenses successfully. This requires continuous management focus on producing new and innovative products and solutions and reducing and improving efficiency through cost controls, productivity enhancements and regular appraisal of our asset portfolio.

The company’s operations are increasingly global in nature. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in currency exchange rates and other factors related to our international operations.

We are currently engaged in a substantial expansion of our corrugated packaging operations in Brazil. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

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

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual direct emissions at its continuing major U.S. manufacturing facilities by over 390,000 metric tons. In 2009, total direct emissions from the company’s major U.S. manufacturing facilities were 2,075,000 metric tons. In 2009, total indirect emissions from purchased electric power consumed at its major U.S. manufacturing facilities were 434,000 metric tons. Indirect emissions in 2009 resulting from transportation are estimated to have been 550,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. Data analysis for 2010 has not been developed at this time. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. MWV’s emissions are calculated using the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting greenhouse gas emissions.

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

Material disruptions at one of our major manufacturing facilities could negatively impact our financial results.

We believe we operate our facilities in compliance with applicable rules and regulations and take measures to minimize the risks of disruption at our facilities. A material operational disruption in one of our major facilities could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, transportation failures affecting the supply and shipment of materials, severe weather conditions and disruptions in utility services.

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

MeadWestvaco is headquartered in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities are currently as follows:

Packaging Resources

Blumenau, Santa Catarina, Brazil	Pacajus, Ceara, Brazil
Cottonton, Alabama	Silsbee, Texas
Covington, Virginia	Tres Barras, Santa Catarina, Brazil
Evadale, Texas	Valinhos, Săo Paulo, Brazil
Feira de Santana, Bahia, Brazil	Venlo, The Netherlands
Low Moor, Virginia

Consumer Solutions

Aqua Branca, Sao Paulo, Brazil	Mebane, North Carolina
Ajax, Ontario, Canada	Milan, Italy (Leased)
Atlanta, Georgia	Moscow, Russian Federation (Leased)
Barcelona, Spain	Roosendaal, The Netherlands
Bassano del Grappa, Italy	Săo Paulo, Săo Paulo, Brazil (Leased)
Bilbao, Spain	San Luis Potosi, Mexico
Bristol, United Kingdom	Santiago de Chile, Chile (Leased)
Buenos Aires, Argentina (Leased)	Shimada, Japan
Bydgoszcz, Poland	Smyrna, Georgia
Chicago, Illinois	Svitavy, Czech Republic
Deols, France	Tecate, Mexico (Leased)
Dublin, Ireland (Leased)	Tijuana, Mexico (Leased)
Enschede, The Netherlands	Trier, Germany
Grandview, Missouri	Troyes, France
Graz, Austria	Valinhos, Săo Paulo, Brazil
Hemer, Germany	Winfield, Kansas
Krakow, Poland	Wuxi, People’s Republic of China
Lanett, Alabama

Consumer & Office Products

Alexandria, Pennsylvania	Sidney, New York
Bauru, Săo Paulo, Brazil	Toronto, Ontario, Canada (Leased)
Santana de Parnaiba, Săo Paulo, Brazil (Leased)

Specialty Chemicals

Covington, Virginia	Waynesboro, Georgia
DeRidder, Louisiana	Wickliffe, Kentucky
North Charleston, South Carolina

Community Development and Land Management Group and Forestry Centers

Appomattox, Virginia	Tres Barras, Santa Catarina, Brazil
Rupert, West Virginia	Waverly Hall, Georgia
Summerville, South Carolina

Research Facilities

North Charleston, South Carolina	Shekou Shenzhen, People’s Republic of China
Richmond, Virginia (Leased)	Tres Barras, Santa Catarina, Brazil

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

As of December 31, 2010, MeadWestvaco owned approximately 730,000 acres of forestlands and other landholdings in the Southeastern region in the U.S. and approximately 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

Item 3.	Legal proceedings

On August 28, 2000, an enforcement action in Federal District Court in Maryland was brought by the U.S. Environmental Protection Agency (“EPA”) asserting that Westvaco did not obtain permits under the prevention of significant deterioration regulations under the Clean Air Act or install required pollution controls in connection with capital projects at the Luke, Maryland mill carried out in the 1980s. MeadWestvaco strongly disagrees and is vigorously defending this action. On April 23, 2001, the Court dismissed the EPA’s claims for civil penalties under the major counts of the complaint and the government subsequently abandoned several of its claims. Motions for summary judgment have resulted in dismissal of one of the two remaining claims. Additional motions addressed to the remaining claim have been scheduled by the Court. Based on information currently available, MeadWestvaco does not expect that this proceeding will have a material adverse effect on our consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceeding could have a material effect on the results of operations.

MeadWestvaco is involved in various other litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, MeadWestvaco does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Additional information is included in Part I, Item 1, and Note P of Notes to Consolidated Financial Statements included in Part II, Item 8.

Item 4.	Removed and reserved

Executive officers of the registrant

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	62	Chairman and Chief Executive Officer	2002
James A. Buzzard	56	President	2003
E. Mark Rajkowski	52	Senior Vice President and Chief Financial Officer	2004
Mark S. Cross	54	Senior Vice President	2006
Robert A. Feeser	49	Senior Vice President	2010
Linda V. Schreiner	51	Senior Vice President	2002
Bruce V. Thomas	54	Senior Vice President	2007
Mark T. Watkins	57	Senior Vice President	2002
Wendell L. Willkie, II	59	Senior Vice President, General Counsel and Secretary	2002
Peter C. Durette	37	Vice President and Chief Strategy Officer	2010
John E. Banu	63	Vice President and Controller	2002
Robert E. Birkenholz	50	Vice President and Treasurer	2004
Donna O. Cox	47	Vice President	2005

*	As of February 28, 2011
**	Director of MeadWestvaco

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

Robert A. Feeser, President, Packaging Resources Group 2004-2010, Vice President, Packaging Group 2002-2004, President, Containerboard Division 2000-2002, President, Gilbert Paper Company 1997-2000;

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

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco, 1996-2002;

Peter C. Durette, Vice President of Strategy & Business Development at Textron Inc, 2008-2009, Principal/Partner at Marakon Associates, 2004-2008;

John E. Banu, Vice President of Westvaco, 1999-2002; Controller, 1995-1999.

Robert E. Birkenholz, Assistant Treasurer, 2003-2004; Assistant Treasurer, Amerada Hess Corporation, 1997-2002;

Donna O. Cox, Director, External Communications, 2003-2005, Manager, Integration/Internal Communications, 2002-2003, Public Affairs Manager of Westvaco’s Packaging Resources Group, 1999-2002;

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a) Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2010		Year ended December 31, 2009
STOCK PRICES	High	Low	High	Low
First quarter	$29.74	$22.25	$13.33	$7.53
Second quarter	28.69	21.96	17.54	11.43
Third quarter	25.35	20.81	23.60	15.37
Fourth quarter	27.12	23.74	29.33	21.21

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b) Approximate number of common shareholders

At December 31, 2010, the number of shareholders of record of MeadWestvaco common stock was approximately 21,000. This number includes approximately 11,900 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c) Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2010	Year ended December 31, 2009
First quarter	$0.23	$0.23
Second quarter	0.23	0.23
Third quarter	0.23	0.23
Fourth quarter	0.25	0.23

	$0.94	$0.92

In the fourth quarter of 2010, the company’s Board of Directors approved an increase to MeadWestvaco’s quarterly dividend payment from $0.23 to $0.25 per share. Management currently expects that comparable cash dividends will continue to be paid in the future.

(d) Stock repurchases

The company did not repurchase any shares in the fourth quarter of 2010. At December 31, 2010, there were 3.2 million shares available for purchase under currently existing authorized stock repurchase plans.

Item 6.	Selected financial data

Dollars in millions, except per share data

	Years ended December 31,
	2010	2009	2008	2007		2006
EARNINGS
Net sales	$5,693	$5,406	$5,809	$5,515		$5,147
Income from continuing operations attributable to the company	262	240	91	255		81
(Loss) income from discontinued operations	(156)	(15)	(1)	30		12
Net income attributable to the company	106 [1]	225 [2]	90 [3]	285	[4]	93	[5]
Income from continuing operations:
Per share – basic	1.54	1.40	0.52	1.40		0.45
Per share – diluted	1.52	1.38	0.52	1.39		0.45
Net income per share – basic	0.62	1.31	0.52	1.56		0.52
Net income per share – diluted	0.62	1.30	0.52	1.56		0.52
Depreciation, depletion and amortization expense	389	406	426	430		422
COMMON STOCK
Number of common shareholders	21,000	22,500	23,400	24,700		27,410
Weighted average number of shares outstanding:
Basic	170	171	172	183		181
Diluted	173	173	173	184		181
Dividends paid	$160	$157	$159	$169		$167
Per share:
Dividends declared	0.94	0.92	0.92	0.92		0.92
Book value	19.52	19.89	17.37	21.33		19.40
FINANCIAL POSITION
Working capital	$1,220	$1,285	$887	$712		$550
Current ratio	2.0	2.0	1.7	1.5		1.4
Property, plant, equipment and forestlands, net	$3,255	$3,301	$3,333	$3,564		$3,823
Total assets	8,814	9,021	8,455	9,837		9,285
Long-term debt, excluding current maturities	2,042	2,153	2,309	2,375		2,372
Shareholders’ equity	3,286	3,406	2,967	3,708		3,533
Debt to total capital (shareholders’ equity and total debt)	38%	39%	45%	40%		42%
OPERATIONS
Primary production of paperboard (thousands, in tons)	2,804	2,697	3,033	3,106		3,072
New investment in property, plant, equipment and forestlands on a continuing operations basis	$242	$218	$274	$308		$260
Acres of forestlands owned (thousands)	865	890	932	952		1,251
Number of employees at December 31	18,000	20,000	23,000	23,000		23,000

[1]

2010 results include after-tax restructuring charges of $35 million, or $0.20 per share, tax benefits of $29 million, or $0.17 per share, from cellulosic biofuel producer credits and audit settlements, an after-tax gain of $5 million, or $0.03 per share, related to post-retirement and pension curtailments, and an after-tax charge of $4 million, or $0.02 per share, from early extinguishment of debt. 2010 results also include an after-tax loss from discontinued operations of $156 million, or $0.90 per share.

[2]

2009 results include after-tax income from alternative fuel mixture credits of $242 million, or $1.40 per share, after-tax restructuring charges of $111 million, or $0.65 per share, charges of $32 million, or $0.18 per share, related to domestic and foreign tax audits, after-tax charges of $14 million, or $0.08 per share, from early extinguishments of debt, after-tax income of $13 million, or $0.07 per share, from a change to employee vacation policy, an after-tax expense of $12 million, or $0.07 per share, from a contribution to the MeadWestvaco Foundation, after-tax gains of $11 million, or $0.07 per share, related to sales of certain assets, and an after-tax gain of $4 million, or $0.02 per share, related to a pension curtailment. 2009 results also include an after-tax loss from discontinued operations of $15 million, or $0.08 per share.

[3]

2008 results include after-tax restructuring charges of $33 million, or $0.19 per share, after-tax gains of $10 million, or $0.05 per share, related to sales of certain assets, and an after-tax gain of $6 million, or $0.04 per share, related to a pension curtailment. 2008 results also include an after-tax loss from discontinued operations of $1 million, or $0.00 per share.

[4]

2007 results include after-tax restructuring charges of $46 million, or $0.25 per share, after-tax one-time costs related to the company’s cost initiative of $15 million, or $0.08 per share, and after-tax gains of $155 million, or $0.84 per share, from sales of large-tract forestlands. 2007 results also include after-tax income from discontinued operations of $30 million, or $0.17 per share.

[5]

2006 results include after-tax restructuring charges of $76 million, or $0.42 per share, after-tax one-time costs related to the company’s cost initiative of $26 million, or $0.14 per share, a gain on the sale of a payable-in-kind note of $13 million, or $0.07 per share, and an after-tax gain of $11 million, or $0.06 per share, from the sale of corporate real estate. The 2006 results also include after-tax income from discontinued operations of $12 million, or $0.07 per share.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2010, MeadWestvaco Corporation (“MeadWestvaco”, “MWV,” or the “company”) reported net income attributable to the company from continuing operations of $262 million, or $1.52 per share. These results include after-tax restructuring charges of $35 million, or $0.20 per share, tax benefits from cellulosic biofuel producer credits and audit settlements of $29 million, or $0.17 per share, after-tax gains from pension curtailments of $5 million, or $0.03 per share, and a charge from early extinguishment of debt of $4 million, or $0.02 per share. Comparable results for prior years are noted later in this discussion.

Sales from continuing operations increased 5% to $5.69 billion in 2010 compared to $5.41 billion in 2009. Increased sales were driven by higher volumes and improved pricing and product mix resulting from strong commercial execution in MWV’s targeted global markets, as well as from favorable foreign currency exchange compared to 2009. These positive effects on sales in 2010 were partially offset by negative volume impacts stemming from continued strategic exits from low-return products. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 15% in 2010. Revenues from emerging markets currently comprise approximately 27% of the company’s total sales.

Pre-tax earnings on a continuing operations basis from the company’s segments increased 29% to $731 million in 2010 compared to $568 million in 2009. Improved results reflect MWV’s continued success of growing profitably in attractive global packaging and other markets, reducing overhead costs and improving the overall productivity of the company’s manufacturing facilities and supply chain. All of the manufacturing segments contributed to the significant year-over-year improvement, with strong earnings from the packaging and specialty chemicals businesses.

The company’s liquidity and financial position remain excellent and cash flow from continuing operations totaled $551 million in 2010. Strong free cash flow in 2010 allowed the company to repay debt prior to scheduled maturities of $120 million, as well as repurchase and retire 3.9 million shares of MWV’s common stock for $92 million. During 2010, the company paid $160 million of dividends to shareholders and increased its quarterly dividend approximately 9% to $0.25 per share in the fourth quarter. The company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Looking ahead to the first half of 2011, the company expects to achieve year-over-year margin and earnings improvement. Positive factors in the company’s outlook include stable to strengthening demand trends in targeted global markets along with continued momentum with commercial strategies focused on business mix improvement and further penetration in growing emerging markets. The company also expects to achieve additional improvements in productivity across its manufacturing platform. Negative factors in the company’s outlook include higher costs for energy, freight and certain raw materials due to the rising price of oil. The company is continuing to monitor ongoing macro-economic developments and is prepared to respond to additional challenges.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

On November 30, 2010, the company acquired a leading trigger sprayer manufacturer with operations located in Europe for $60 million. The all-plastic product portfolio of this business is used throughout household and industrial cleaning, automotive and agricultural markets. This acquisition better positions MWV for growth in these global markets, and further meets consumer demand for more ergonomic, high-performing and environment-friendly products. Refer to Note Q of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

On September 30, 2010, the company completed the sale of its media and entertainment packaging business. On February 1, 2011, the company completed the sale of its envelope products business. For the current- and prior-year periods, the company is reporting these businesses as discontinued operations in the consolidated financial statements. Results from discontinued operations in 2010 were an after-tax loss of $156 million reflecting a combined after-tax loss of $141 million in accounting for these dispositions and a combined after-tax loss of $15 million from operations. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

RESULTS OF OPERATIONS

The following table summarizes MWV’s results for the years ended December 31, 2010, 2009 and 2008, as reported in accordance with accounting principles generally accepted in the U.S. All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2010	2009	2008
Net sales	$5,693	$5,406	$5,809
Cost of sales	4,472	4,446	4,832
Selling, general and administrative expenses	729	755	715
Interest expense	186	195	199
Other income, net	(14)	(382)	(32)

Income from continuing operations before income taxes	320	392	95
Income tax provision	54	152	4

Income from continuing operations	266	240	91
Loss from discontinued operations, net of income taxes	(156)	(15)	(1)

Net income	110	225	90
Net income attributable to non-controlling interests	4	—	—

Net income attributable to the company	$106	$225	$90

Income from continuing operations attributable to the company	$262	$240	$91

Net income per share – basic:
Income from continuing operations	$1.54	$1.40	$0.52
Loss from discontinued operations	(0.92)	(0.09)	—

Net income attributable to the company	$0.62	$1.31	$0.52

Net income per share – diluted:
Income from continuing operations	$1.52	$1.38	$0.52
Loss from discontinued operations	(0.90)	(0.08)	—

Net income attributable to the company	$0.62	$1.30	$0.52

Comparison of Years ended December 31, 2010 and 2009

Sales from continuing operations were $5.69 billion and $5.41 billion for the years ended December 31, 2010 and 2009, respectively. Increased sales were driven by higher volumes and improved pricing and product mix resulting from strong commercial execution in MWV’s targeted global markets, as well as from favorable foreign currency exchange compared to 2009. These positive effects on sales in 2010 were partially offset by negative volume impacts stemming from continued strategic exits from low-return products. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 15% in 2010. Revenues from emerging markets currently comprise approximately 27% of the company’s total sales. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $4.47 billion and $4.45 billion for the years ended December 31, 2010 and 2009, respectively. During 2010, increased costs due to higher volumes and input cost inflation for certain raw materials and freight more than offset the benefits from productivity improvements and overhead cost reductions compared to 2009. In 2010, input costs for energy, raw materials and freight included in cost of sales were $110 million higher compared to 2009. Restructuring charges included in cost of sales were $35 million and $137 million in 2010 and 2009, respectively.

Selling, general and administrative expenses were $729 million and $755 million for the years ended December 31, 2010 and 2009, respectively. Benefits in 2010 from productivity initiatives and overhead reduction actions more than offset increased costs associated with investments for new product development and to accelerate profitable growth in emerging markets, as well as increased costs of implementing information technology systems and related processes for certain European operations compared to 2009. Restructuring charges included in selling, general and administrative expenses were $18 million and $36 million in 2010 and 2009, respectively.

Pension income from continuing operations was $78 million and $73 million for the years ended December 31, 2010 and 2009, respectively. Pension income from continuing operations includes curtailment gains of $2 million and $6 million in 2010 and 2009, respectively, pursuant to employee reductions associated with the company’s 2008 and 2005 strategic cost management programs. Pension income is included in Corporate and Other for segment reporting purposes. Pension income is expected to be about $80 million in 2011.

Interest expense was $186 million for the year ended December 31, 2010 and was comprised of $154 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $20 million related to borrowings under life insurance policies and $10 million related to other borrowings. Interest expense was $195 million for the year ended December 31, 2009 and was comprised of $157 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV, $20 million related to borrowings under life insurance policies and $14 million related to other borrowings.

Other income, net was $14 million and $382 million for the years ended December 31, 2010 and 2009, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2010	2009
Interest income	$(22)	$(18)
Charges from early extinguishments of debt	6	23
Foreign currency exchange losses (gains)	4	(2)
Gains on sales of assets	—	(16)
Alternative fuel mixture credit (1)	—	(375)
Other, net	(2)	6

	$(14)	$(382)

(1)	Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for use as a fuel in a taxpayer’s trade or business.

The company’s effective tax rate attributable to continuing operations was 17% and 39% for the years ended December 31, 2010 and 2009, respectively. The lower effective tax rate in 2010 compared to 2009 was primarily due to the mix and levels of pre-tax earnings between the company’s domestic and foreign operations, including pre-tax domestic income of $375 million from alternative fuel mixture credits in 2009, as well as the effects from certain items in 2010 including tax benefits from an internal reorganization of a domestic entity, tax benefits from the Cellulosic Biofuel Producer Credit and tax charges from domestic and foreign tax audits.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and certain items included in Corporate and Other. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note T of Notes to Consolidated Financial Statements included in Part II, Item 8 for a reconciliation of the sum of the results of the segments and Corporate and Other to consolidated income from continuing operations attributable to the company before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s segments.

Packaging Resources

	Years ended December 31,
In millions	2010	2009
Sales	$2,670	$2,446
Segment profit [1]	257	182

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include bleached paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

Sales for the Packaging Resources segment were $2.67 billion in 2010 compared to $2.45 billion in 2009. Sales increased in 2010 due to higher volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009. Shipments of SBS were approximately 1,363,000 tons in 2010, relatively unchanged from 2009. Shipments of CNK® were 1,013,000 tons in 2010, up 6% from 2009, as demand continued to recover for beverage and retail food packaging. In 2010, SBS prices were up 6% while CNK® prices were relatively unchanged compared to 2009. Backlogs for SBS and CNK® are currently at four to five weeks. Sales by the segment’s Brazilian operation, Rigesa, were 24% higher in 2010 due to favorable foreign currency exchange and improved pricing and product mix, as well as from increased volume compared to 2009.

Profit for the Packaging Resources segment was $257 million in 2010 compared to $182 million in 2009. Profit in 2010 benefited by $122 million from improved pricing and product mix, $64 million from productivity initiatives and overhead reduction actions and $18 million from increased volume compared to 2009. Profit in 2010 was negatively impacted by $97 million from input cost inflation for certain raw materials and freight, $25 million from increased costs due to reduced fiber availability from severe weather in the U.S. during the first quarter of 2010 and $7 million from foreign currency exchange and other items compared to 2009.

Consumer Solutions

	Years ended December 31,
In millions	2010	2009 [2]
Sales	$1,818	$1,847
Segment profit [1]	125	94

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)

Results for 2009 have been recast to exclude the discontinued operations of the media and entertainment packaging business. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion.

The Consumer Solutions segment designs and produces packaging solutions and systems for the food, beverage, tobacco, beauty and personal care, healthcare, and home and garden markets. This segment manufactures multi-pack cartons primarily for the global beverage take-home market, high-end packaging for the global tobacco market, injection-molded plastic packaging for prescription drugs, and dispensing and sprayer systems for personal care, fragrance, healthcare, home cleaning, and garden and lawn maintenance products. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $1.82 billion in 2010 compared to $1.85 billion in 2009. Sales declined in 2010 due to the impact stemming from deliberate exits from low-return products, as well as unfavorable foreign currency exchange compared to 2009. The effects of these items in 2010 were partially offset by growth in emerging markets, as well as from improved overall pricing and product mix compared to 2009.

Profit for the Consumer Solutions segment was $125 million in 2010 compared to $94 million in 2009. Profit in 2010 benefited by $55 million from productivity initiatives and overhead reduction actions, $8 million from improved pricing and product mix, $1 million from increased volume and $10 million from foreign currency exchange and other items, including the impact from strategic actions to eliminate low-return products, compared to 2009. Profit in 2010 was negatively impacted by $43 million from input cost inflation for certain raw materials and freight compared to 2009.

Consumer & Office Products

	Years ended December 31,
In millions	2010	2009 [2]
Sales	$748	$749
Segment profit [1]	141	137

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)

Results for 2009 have been recast to exclude the discontinued operations of the envelope products business. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion.

The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products and time-management products in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, Day Runner®, Five Star®, Mead® and Trapper Keeper®.

Sales for the Consumer & Office Products segment were $748 million in 2010 compared to $749 million in 2009. In 2010, the segment had a solid back-to-school season in North America lead by its Mead® and FiveStar® line-up despite modestly lower sales as increased school volumes were more than offset by an unfavorable mix of products compared to 2009. Sales for dated and time management products in 2010 were also lower than 2009 due to the segment’s continued strategy of exiting low-return product lines. During 2010, sales in Brazil declined compared to 2009 as a shift in timing of the back-to-school season in Brazil moved some volume into 2011. Sales in 2010 benefited from favorable foreign currency exchange compared to 2009. The segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $141 million in 2010 compared to $137 million in 2009. Profit in 2010 benefited by $34 million from productivity initiatives and overhead reduction actions compared to 2009. Profit in 2010 was negatively impacted by $14 million from unfavorable product mix, $11 million from input cost inflation primarily for certain raw materials and freight and $5 million from lower volume compared to 2009.

Specialty Chemicals

	Years ended December 31,
In millions	2010	2009
Sales	$680	$503
Segment profit [1]	141	56

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include activated carbon used in gas vapor emission control systems for automobiles and trucks and applications for air, water and food purification. Other products include performance chemicals used in printing inks, asphalt paving and adhesives, as well as in the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment were $680 million in 2010 compared to $503 million in 2009. Sales increased in 2010 from significantly higher volumes and improved pricing and product mix due to strong demand for pine chemicals and activated carbon, as well as strong demand for the segment’s asphalt solutions in emerging markets. Sales in 2010 also benefited from increased sales of chemicals for oil field services, adhesives, printing inks and water and food purification applications, as well as from increased automotive production in North America, Europe and emerging markets compared to 2009.

Profit for the Specialty Chemicals segment was $141 million in 2010 compared to $56 million in 2009. Profit in 2010 benefited by $41 million from improved pricing and product mix, $25 million from increased volume, $11 million from productivity initiatives and overhead reduction actions and $9 million from input cost deflation compared to 2009. Profit in 2010 was negatively impacted by $1 million from foreign currency exchange and other items compared to 2009.

Community Development and Land Management

	Years ended December 31,
In millions	2010	2009
Sales	$168	$193
Segment profit [1]	67	99

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings in the Southeastern region of the U.S. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

Sales for the Community Development and Land Management segment were $168 million in 2010 compared to $193 million in 2009. Profit was $67 million in 2010 compared to $99 million in 2009. Profit from real estate activities was $55 million in 2010 versus $88 million in 2009. In 2010, the company sold approximately 25,130 acres for gross proceeds of $80 million versus approximately 59,700 acres for gross proceeds of $118 million in 2009. Profit from forestry operations and leasing activities was $12 million in 2010 compared to $11 million in 2009.

The real estate sector remains challenging due to weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

Corporate and Other

	Years ended December 31,
In millions	2010	2009
Sales	$—	$49
Corporate and Other loss	(415)	(176)

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

Corporate and Other loss was $415 million in 2010 compared to a loss of $176 million in 2009. Contributing to the higher loss in 2010 was income from alternative fuel mixture credits of $375 million recorded in 2009. The loss in 2010 also reflects lower restructuring charges of $120 million, lower interest expense of $9 million and other net favorable items of $7 million compared to 2009.

Comparison of Years ended December 31, 2009 and 2008

Sales from continuing operations were $5.41 billion and $5.81 billion for the years ended December 31, 2009 and 2008, respectively. Decreased sales in 2009 were primarily driven by lower demand for packaged goods due to weak global economic conditions, as well as from unfavorable foreign currency exchange compared to 2008. Decreased sales in 2009 also reflect negative volume impacts stemming from strategic exits of low-return products. These negative effects on sales in 2009 were partially offset by improved pricing and product mix in targeted global packaging markets, including growth from new products and packaging sales from emerging markets, as well as higher land sales compared to 2008. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $4.45 billion and $4.83 billion for the years ended December 31, 2009 and 2008, respectively. Decreased cost of sales in 2009 was primarily driven by lower volumes and lower input costs for energy, raw materials and freight compared to 2008. In 2009, input costs for energy, raw materials and freight included in cost of sales were $120 million lower compared to 2008. Restructuring charges included in cost of sales were $137 million and $31 million in 2009 and 2008, respectively.

Selling, general and administrative expenses were $755 million and $715 million for the years ended December 31, 2009 and 2008, respectively. Benefits in 2009 from productivity initiatives and overhead reduction actions were partially offset by higher performance-based compensation compared to 2008. Restructuring charges included in selling, general and administrative expenses were $36 million and $19 million in 2009 and 2008, respectively.

Pension income from continuing operations was $73 million and $98 million for the years ended December 31, 2009 and 2008, respectively. Pension income from continuing operations includes curtailment gains of $6 million and $11 million in 2009 and 2008, respectively, pursuant to employee reductions associated with the company’s 2008 and 2005 strategic cost management programs.

Interest expense was $195 million for the year ended December 31, 2009 and was comprised of $157 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV, $20 million related to borrowings under life insurance policies and $14 million related to other borrowings. Interest expense was $199 million for the year ended December 31, 2008 and was comprised of $153 million related to bond and bank debt, $13 million related to a long-term obligation non-recourse to MWV, $17 million related to borrowings under life insurance policies and $16 million related to other borrowings.

Other income, net was $382 million and $32 million for the years ended December 31, 2009 and 2008, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2009	2008
Alternative fuel mixture credit	$(375)	$—
Charges from early extinguishments of debt	23	—
Interest income	(18)	(39)
Gains on sales of certain assets	(16)	(16)
Foreign currency exchange (gains) losses	(2)	25
Other, net	6	(2)

	$(382)	$(32)

The company’s effective tax rate attributable to continuing operations was approximately 39% and 4% for the years ended December 31, 2009 and 2008, respectively. The increase in the effective tax rate in 2009 compared to 2008 was primarily due to the mix and levels of pre-tax earnings between the company’s domestic and foreign operations, including pre-tax domestic income of $375 million from alternative fuel mixture credits in 2009, as well as from tax charges related to domestic and foreign tax audits in 2009.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and certain items included in Corporate and Other.

Packaging Resources

	Years ended December 31,
In millions	2009	2008
Sales	$2,446	$2,667
Segment profit [1]	182	195

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Packaging Resources segment were $2.45 billion in 2009 compared to $2.67 billion in 2008. Shipments of SBS in 2009 were 1,350,000 tons, down 18% from 2008, reflecting lower demand and a shift by the segment away from lower-value paperboard grades. In connection with this strategy, the segment removed approximately 200,000 tons of annual SBS paperboard capacity pursuant to the permanent shutdown of a paperboard machine at its Evadale, Texas mill during 2009. Shipments of CNK® in 2009 were 951,000 tons, down 9% from 2008, primarily reflecting lower demand and higher maintenance-related downtime. In 2009, SBS prices were up 5% and CNK® prices were up 6% compared to 2008. Sales by the segment’s Brazilian operation, Rigesa, decreased 13% in 2009 due primarily to unfavorable foreign currency exchange, unfavorable product mix and modestly lower volume compared to 2008.

Profit for the Packaging Resources segment was $182 million in 2009 compared to $195 million in 2008. Profit in 2009 was negatively impacted by $142 million from lower volume and $24 million from foreign currency exchange and other items compared to 2008. Profit in 2009 benefited by $79 million from productivity initiatives, overhead reduction actions and input cost deflation and $74 million from improved pricing and product mix compared to 2008.

Consumer Solutions

	Years ended December 31,
In millions	2009 [2]	2008 [2]
Sales	$1,847	$1,975
Segment profit [1]	94	48

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)

Results for 2009 and 2008 have been recast to exclude the discontinued operations of the media and entertainment packaging business. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion.

Sales for the Consumer Solutions segment were $1.85 billion in 2009 compared to $1.98 billion in 2008. In 2009, overall volume was down compared to 2008 due to lower demand for premium products and declines in consumer spending, as well as negative volume impacts stemming from deliberate exits of low-return products. In addition, sales declined in 2009 due to unfavorable foreign currency exchange compared to 2008. These effects on sales in 2009 were partially offset by continued strong demand for the company’s value-added Shellpak® solution within the healthcare market and for dispensing solutions for soaps and antibacterial lotions in personal care markets due to the heightened global awareness of the H1N1 virus. In addition, the segment benefited from increased demand in the emerging Asia beverage market.

Profit for the Consumer Solutions segment was $94 million in 2009 compared to $48 million in 2008. Profit in 2009 benefited by $107 million from productivity initiatives, overhead reduction actions and input cost deflation compared to 2008. Profit in 2009 was negatively impacted by $13 million from input cost inflation for certain raw materials and freight, $11 million from unfavorable pricing and product mix, $9 million from lower volume and $28 million from foreign currency exchange and other items compared to 2008.

Consumer & Office Products

	Years ended December 31,
In millions	2009 [2]	2008 [2]
Sales	$749	$753
Segment profit [1]	137	97

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)

Results for 2009 and 2008 have been recast to exclude the discontinued operations of the envelope products business. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion.

Sales for the Consumer & Office Products segment were $749 million in 2009 compared to $753 million in 2008. During 2009, the segment had a solid back-to-school season in North America with higher volumes offset by a slightly weaker product mix which led a modest increase of sales on strong positioning and sell-through of proprietary, branded products at leading retailers. Sales for dated and time management products were down as a result of the planned exit of low-return product lines, as well as an expected decline in base business. The volume decline was offset by better overall product mix. Sales for Tilibra were lower as volumes were impacted by the timing of customer orders but this volume decline was offset in part by improved product mix. The segment augmented its school and office supplies business with the acquisition of Grafon’s® during the third quarter of 2009, a provider of branded consumer products in Brazil, and has integrated its products and licensing agreements into the segment’s school offerings in the Southern Hemisphere.

Profit for the Consumer & Office Products segment was $137 million in 2009 compared to $97 million in 2008. Profit in 2009 benefited by $52 million from productivity initiatives and overhead reduction actions and $2 million from improved product mix compared to 2008. Profit in 2009 was negatively impacted by $13 million from lower volume and $1 million from other unfavorable items compared to 2008.

Specialty Chemicals

	Years ended December 31,
In millions	2009	2008
Sales	$503	$547
Segment profit [1]	56	48

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Specialty Chemicals segment were $503 million in 2009 compared to $547 million in 2008. In 2009, lower overall volume more than offset improved pricing and product mix compared to 2008. While demand in 2009 for pine chemicals and automotive carbon were below 2008 levels, the segment benefited from stronger global demand for its asphalt solutions, increased demand for carbon technologies in water and food purification markets, and share gains in pine chemicals for oilfield and adhesive applications compared to 2008.

Profit for the Specialty Chemicals segment was $56 million in 2009 compared to $48 million in 2008. Profit in 2009 benefited by $46 million from productivity initiatives, overhead reduction actions and input cost deflation, and $2 million from improved product mix compared to 2008. Profit in 2009 was negatively impacted by $33 million from lower volume and $7 million from other unfavorable items compared to 2008.

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

Corporate and Other

	Years ended December 31,
In millions	2009	2008
Sales	$49	$106
Corporate and Other loss	(176)	(352)

Corporate and Other loss was $176 million in 2009 compared to a loss of $352 million in 2008. Contributing to the lower loss in 2009 was income from alternative fuel mixture credits of $375 million recorded in 2009. The loss in 2009 also reflects higher restructuring charges of $121 million, lower pension income of $25 million, charges from the early extinguishments of debt of $23 million in 2009, an expense of $20 million from a contribution to the MeadWestvaco Foundation in 2009 and other net unfavorable items of $10 million compared to 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and the majority of MWV’s capital expenditures in 2011. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents totaled $790 million at December 31, 2010. The credit quality of the portfolio of short-term investments remains strong with the majority of cash and cash equivalents invested in U.S. government securities. The company currently has $600 million of undrawn bank-committed credit capacity. Management continuously monitors the credit quality of the company’s credit facility banks, insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

Operating activities

Cash provided by operating activities from continuing operations was $551 million in 2010, compared to $831 million in 2009 and $317 million in 2008. The decline in cash flow in 2010 compared to 2009 reflects higher receipts of alternative fuel mixture credits of $292 million in 2009 compared to 2010, partially offset by improved year-over-year segment earnings in 2010. Cash used by operating activities from discontinued operations was $5 million in 2010, compared to cash provided by discontinued operations of $45 million and $59 million in 2009 and 2008, respectively.

Investing activities

Cash used in investing activities from continuing operations was $279 million in 2010, compared to $211 million in 2009 and $245 million in 2008. Cash used in investing activities from continuing operations in 2010 was driven by capital expenditures of $242 million, payments for acquired businesses (net of cash acquired) of $49 million, contributions to joint ventures of $9 million and other uses of funds of $10 million, offset in part by proceeds from dispositions of assets of $31 million. Cash used in investing activities from continuing operations in 2009 was driven by capital expenditures of $218 million, payments for acquired businesses (net of cash acquired) of $15 million, contributions to joint ventures of $5 million and other uses of funds of $25 million, offset in part by proceeds from dispositions of assets of $52 million. Cash used in investing activities from continuing operations in 2008 was driven by capital expenditures of $274 million, payments for acquired businesses (net of cash acquired) of $18 million, contributions to joint ventures of $15 million and other uses of funds of $5 million, offset in part by proceeds from dispositions of assets of $67 million. Cash provided by investing activities from discontinued operations was $59 million in 2010, compared to $2 million in 2009 and $437 million in 2008. Cash flows provided by discontinued operations primarily relate to proceeds received from dispositions of certain businesses. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information on discontinued operations.

Capital spending in 2011 associated with productivity and growth initiatives, as well as maintenance capital and environmental compliance, is expected to range from $300 million to $350 million. Funding for this range is expected to be primarily from current cash levels and cash flow from operations. Capital spending in 2011 associated with expansion of the company’s corrugated packaging operations in Brazil is expected to be about $325 million. Funding for this expansion will be from current cash levels and third-party financing.

Financing activities

Cash used in financing activities from continuing operations was $379 million in 2010, compared to $405 million in 2009 and $200 million in 2008. Cash used in financing activities from continuing operations in 2010 was driven by dividend payments of $160 million, repayment of long-term debt of $132 million, repurchases of MWV common stock of $92 million, payments of notes payable and short-term borrowings of $2 million and other uses of funds of $1 million, offset in part by proceeds from issuance of long-term debt of $2 million and other sources of funds of $6 million. Cash used in financing activities from continuing operations in 2009 was driven by repayment of long-term debt of $435 million, dividend payments of $157 million, payments of notes payable and short-term borrowings of $34 million and other uses of funds of $32 million, offset in part by proceeds from issuance of long-term debt of $250 million and other sources of funds of $3 million. Cash used in financing activities from continuing operations in 2008 was driven by dividend payments of $159 million, repayment of long-term debt of $36 million, payments of notes payable and short-term borrowings of $11 million and other uses of funds of $2 million, offset in part by proceeds from issuance of long-term debt of $3 million and other sources of funds of $5 million.

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at December 31, 2010. As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

During 2010, the company repaid prior to scheduled maturity $98 million aggregate principal of its 6.85% notes due April 2012.

During 2010, the company repurchased and retired 3.9 million of its common shares for $92 million under existing authorizations by the company’s Board of Directors.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 38% at December 31, 2010 and 39% at December 31, 2009.

On January 24, 2011, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share.

EFFECTS OF INFLATION

Prices for energy including natural gas, oil and electricity, as well as for raw materials and freight, increased significantly in 2010 compared to 2009. During 2010, pre-tax input costs of energy, raw materials and freight were $110 million higher than in 2009 on a continuing operations basis. During 2009, pre-tax input costs of energy, raw materials and freight were $120 million lower than in 2008 on a continuing operations basis.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $22 million and $56 million in environmental capital expenditures in 2011 and 2012, respectively. Approximately $23 million was spent on environmental capital projects in 2010.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2010, MeadWestvaco had recorded liabilities of approximately $21 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2010, there were approximately 555 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2010, the company had recorded litigation liabilities of approximately $24 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2010, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in Note G and Note I of Notes to Consolidated Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The company has included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligations.

	Payments due by period
In millions	Total	Less than 1 year 2011	1-3 years 2012 and 2013	3-5 years 2014 and 2015	More than 5 years 2016 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$1,902	$5	$249	$31	$1,617
Interest on debt (1)	2,130	147	256	255	1,472
Capital lease obligations (2)	342	13	22	20	287
Operating leases	363	55	82	59	167
Purchase obligations	1,132	696	219	144	73
Other long-term obligations (3) (4)	900	113	241	228	318

Total	$6,769	$1,029	$1,069	$737	$3,934

(1)

Amounts are based on weighted-average interest rate of 7.7% for the company’s fixed-rate long-term debt for 2011 and thereafter. See related discussion in Note G of Notes to Consolidated Financial Statements included in Part II, Item 8.

(2)	Amounts include both principal and interest payments.
(3)	Total excludes a $338 million liability that is non-recourse to MeadWestvaco. See related discussion in Note E of Notes to Consolidated Financial Statements included in Part II, Item 8.
(4)

Total excludes $301 million of unrecognized tax benefits and $94 million of related accrued interest and penalties due to the uncertainty of timing of payment. See Note O of Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.

SIGNIFICANT TRANSACTIONS

Dispositions

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. During 2010, the company recorded pre-tax charges of $19 million ($15 million after taxes) comprised of impairment of long-lived assets of $6 million, impairment of allocated goodwill of $7 million and a pension curtailment loss of $6 million. For 2010 and prior years, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $153 million ($126 million after taxes). For 2010 and prior years, the operating results of this business, as well as the loss on disposition, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

On July 1, 2008, the company completed the sale of its North Charleston, South Carolina kraft paper mill and related assets (collectively the “Kraft business”) for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after taxes). For 2008, the operating results of this business, as well as the gain on sale, are reported as discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Restructuring charges

Year ended December 31, 2010

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a separate series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during 2010 were pursuant to the 2008 program. Restructuring charges incurred during 2009 were pursuant to the 2008 and 2005 programs. Cumulative charges included in the results from continuing operations through December 31, 2010 since the inceptions of the 2005 and 2008 programs were $254 million and $247 million, respectively. Although these charges related to individual segments, such amounts are included in Corporate and Other.

For the year ended December 31, 2010, the company incurred pre-tax charges of $53 million from continuing operations in connection with employee separation costs, asset write-downs and other restructuring actions, of which $35 million is included in cost of sales and $18 million is included in selling, general and administrative expenses. The non-cash portion of these charges was $8 million. For the three months ended December 31, 2010, the company incurred pre-tax charges of $18 million of which $11 million is included in cost of sales and $7 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail of the 2010 charges:

In millions	Employee costs	Asset write- downs and other costs	Total
Consumer Solutions	$32	$8	$40
Packaging Resources	—	4	4
Consumer & Office Products	1	1	2
All other	5	2	7

	$38	$15	$53

Consumer Solutions

During the year ended December 31, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in Europe and the U.S. These actions resulted in pre-tax charges of $40 million, of which $32 million related to employee separation costs and $8 million related to asset write-downs and other restructuring actions.

Packaging Resources

During the year ended December 31, 2010, the Packaging Resources segment had various restructuring actions in its manufacturing operations in Brazil and the U.S. These actions resulted in pre-tax charges of $4 million related to asset write-downs and other restructuring actions.

Consumer & Office Products

During the year ended December 31, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation costs and $1 million related to asset write-downs and other restructuring actions.

All other

During the year ended December 31, 2010, the company recorded restructuring charges of $7 million, of which $5 million related to employee relocation costs and $2 million related to other restructuring actions.

Year ended December 31, 2009

For the year ended December 31, 2009, the company incurred pre-tax charges of $173 million from continuing operations in connection with employee separation costs, asset write-downs and other restructuring actions, of which $137 million is included in cost of sales and $36 million is included in selling, general and administrative expenses. Of these charges, $71 million related to the Consumer Solutions segment, $42 million related to the Packaging Resources segment, $6 million related to the Consumer & Office Products segment and $54 million was attributed to Corporate and Other. The non-cash portion of these charges was $126 million.

Year ended December 31, 2008

For the year ended December 31, 2008, the company incurred pre-tax charges of $52 from continuing operations in connection with employee separation costs, asset write-downs and other restructuring actions, of which $31 million is included in cost of sales, $19 million is included in selling, general and administrative expenses and $2 million is included in other income. Of these charges, $32 million related to the Consumer Solutions segment, $4 million related to the Packaging Resources segment, $4 million related to the Specialty Chemicals segment, $3 million related to the Consumer & Office Products segment and $9 million was attributed to Corporate and Other. The non-cash portion of these charges was $34 million.

Alternative fuel mixture credit

Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for sale, or for use as a fuel in a taxpayer’s trade or business. MWV qualified for the alternative fuel mixture credit because it uses an alternative fuel known as black liquor, which is a byproduct of its wood pulping process, to power its paperboard mills. The company recorded income of $375 million, after associated expenses, based on fuel usage at its three U.S. paperboard mills from mid-January 2009 through December 31, 2009. The credit expired on December 31, 2009.

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

In 2010, the company recorded pre-tax pension income from continuing operations of $78 million, compared to $73 million in 2009 and $98 million in 2008. The company currently estimates pre-tax pension income in 2011 to be about $80 million. This estimate assumes a long-term rate of return on plan assets of 8.00%, and a discount rate of 5.25%. The company determined the discount rate by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2011 would change by approximately $18 million. Similarly, if the discount rate were to change by 0.5%, annual pension income in 2011 would change by approximately $16 million.

At December 31, 2010, the aggregate value of pension fund assets had increased to $3.8 billion from $3.5 billion at December 31, 2009, reflecting overall favorable equity and fixed income market performance during 2010. For further details regarding pension fund assets, see Note L of Notes to Consolidated Financial Statements included in Part II, Item 8.

Prior service cost and actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 10 and 7 years for the bargained and salaried retirement plans respectively, and 5 years for the postretirement benefit plan, and are a component of accumulated other comprehensive loss.

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

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change. As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets as of October 1, 2010, there was no indication of impairment.

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

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although our fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. The following assumptions are key to our income approach:

•

Business projections – Projections are based on three-year forecasts that are developed internally by management and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of planned restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

•

Growth rates – A growth rate based on market participant data considerations is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the three-year forecast period.

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

•	Tax rates – Tax rates are based on estimates of the tax rates that a market participant would realize in the respective primary markets and geographic areas in which the reporting units operate.

Based on our annual review of the recorded value of goodwill at October 1, 2010, there was no indication of impairment. Holding other valuation assumptions constant, it would take a downward shift in operating profits, which management does not believe is likely, of more than approximately 30% from projected levels before the fair values of any reporting units would be below the respective carrying values, thereby triggering the requirement to perform further analysis which may indicate potential goodwill impairment. See Note D of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

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

NEW ACCOUNTING GUIDANCE

During 2010, the company adopted the below accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements for the year ended December 31, 2010.

Fair value disclosures

On January 1, 2010, the company adopted new accounting guidance that requires additional disclosures regarding different classes of assets and liabilities measured at fair value, valuation techniques employed and transfers between the levels of fair value measurements. Refer to Note A of Notes to Consolidated Financial Statements included in Part II, Item 8 for disclosures of fair value measurements.

There were no other accounting standards issued in 2010 that had or are expected to have a material impact on the company’s financial position or results of operations.

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

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. There were no outstanding interest-rate swaps at December 31, 2010. The total notional amount of interest-rate swap instruments was $250 million at December 31, 2009. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 32% of its 2010 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s domestic operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2010 and 2009, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

The company also issues inter-company loans to and receives foreign cash deposits from its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates for the inter-company loans and changes in spot exchange rates from deposit date for foreign cash deposits. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2010, a 10% adverse change in currency rates would have about a $61 million effect on the company’s results. Although the company’s derivative and other foreign currency sensitive instruments expose it to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 28, 2011

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2010	2009	2008
Net sales	$5,693	$5,406	$5,809
Cost of sales	4,472	4,446	4,832
Selling, general and administrative expenses	729	755	715
Interest expense	186	195	199
Other income, net	(14)	(382)	(32)

Income from continuing operations before income taxes	320	392	95
Income tax provision	54	152	4

Income from continuing operations	266	240	91
Loss from discontinued operations, net of income taxes	(156)	(15)	(1)

Net income	110	225	90
Less: Net income attributable to non-controlling interests, net of income taxes	4	0	0

Net income attributable to the company	$106	$225	$90

Income from continuing operations attributable to the company	$262	$240	$91

Net income attributable to the company per share – basic:
Income from continuing operations	$1.54	$1.40	$0.52
Loss from discontinued operations	(0.92)	(0.09)	0

Net income attributable to the company	$0.62	$1.31	$0.52

Net income attributable to the company per share – diluted:
Income from continuing operations	$1.52	$1.38	$0.52
Loss from discontinued operations	(0.90)	(0.08)	0

Net income attributable to the company	$0.62	$1.30	$0.52

Shares used to compute net income attributable to the company per share:
Basic	170.3	171.3	172.3
Diluted	172.7	173.2	172.7

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2010	2009
ASSETS
Cash and cash equivalents	$790	$850
Accounts receivable, net	827	839
Inventories	642	523
Other current assets	131	148
Current assets of discontinued operations	56	170

Current assets	2,446	2,530

Property, plant, equipment and forestlands, net	3,255	3,301
Prepaid pension asset	1,052	938
Goodwill	812	802
Other assets	1,224	1,255
Non-current assets of discontinued operations	25	195

	$8,814	$9,021

LIABILITIES AND EQUITY
Accounts payable	$590	$510
Accrued expenses	606	631
Notes payable and current maturities of long-term debt	7	13
Current liabilities of discontinued operations	23	91

Current liabilities	1,226	1,245
Long-term debt	2,042	2,153
Other long-term obligations	1,265	1,169
Deferred income taxes	972	1,026
Non-current liabilities of discontinued operations	3	5
Commitments and contingencies	0	0
Equity:
Shareholders’ equity:
Common stock, $0.01 par Shares authorized: 600,000,000 Shares issued and outstanding: 2010 – 168,331,858 (2009 – 171,254,753)	2	2
Additional paid-in capital	3,075	3,130
Retained earnings	219	275
Accumulated other comprehensive loss	(10)	(1)

Total shareholders’ equity	3,286	3,406
Non-controlling interests	20	17

Total equity	3,306	3,423

	$8,814	$9,021

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income ( loss)
Balance at December 31, 2007	173.8	$2	$3,080	$276	$350	$13	$3,721
Comprehensive income (loss):
Net income	0	0	0	90	0	0	90
Foreign currency translation	0	0	0	0	(251)	0	(251)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	(441)	0	(441)
Net unrealized loss on derivative instruments, net of tax	0	0	0	0	(8)	0	(8)

Comprehensive income (loss)							(610)

Increase (decrease) of non-controlling interest	0	0	0	0	0	4	4
Dividends declared	0	0	0	(159)	0	0	(159)
Non-controlling interest distribution	0	0	0	0	0	(3)	(3)
Stock repurchased	(3.0)	0	0	0	0	0	0
Share-based employee compensation	0	0	28	0	0	0	28

Balance at December 31, 2008	170.8	2	3,108	207	(350)	14	2,981
Comprehensive income (loss):
Net income	0	0	0	225	0	0	225
Foreign currency translation	0	0	0	0	181	1	182
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	159	0	159
Net unrealized gains on derivative instruments, net of tax	0	0	0	0	9	0	9

Comprehensive income (loss)							575

Increase (decrease) of non-controlling interest	0	0	0	0	0	3	3
Dividends declared	0	0	0	(157)	0	0	(157)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0.3	0	20	0	0	0	20
Exercise of stock options	0.2	0	2	0	0	0	2

Balance at December 31, 2009	171.3	2	3,130	275	(1)	17	3,423
Comprehensive income (loss):
Net income	0	0	0	106	0	4	110
Foreign currency translation	0	0	0	0	(25)	0	(25)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	16	0	16

Comprehensive income (loss)							101

Dividends declared	0	0	0	(162)	0	0	(162)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Stock repurchased	(3.9)	0	(92)	0	0	0	(92)
Share-based employee compensation	0.4	0	30	0	0	0	30
Exercise of stock options	0.5	0	7	0	0	0	7

Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2010	2009	2008
Cash flows from operating activities
Net income	$110	$225	$90
Discontinued operations	156	15	1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	389	406	426
Deferred income taxes	(5)	101	(87)
Loss (gain) on sales of assets, net	2	(15)	(15)
Pension income	(78)	(73)	(98)
Changes in cash surrender value insurance polices	(31)	(40)	9
Impairment of long-lived assets	6	95	13
Changes in working capital, excluding the effects of acquisitions and dispositions	(46)	175	17
Change in alternative fuel mixture credit receivable	32	(32)	0
Other, net	16	(26)	(39)

Net cash provided by operating activities of continuing operations	551	831	317
Discontinued operations	(5)	45	59

Net cash provided by operating activities	546	876	376
Cash flows from investing activities
Additions to property, plant and equipment	(242)	(218)	(274)
Payments for acquired businesses, net of cash acquired	(49)	(15)	(18)
Proceeds from dispositions of assets	31	52	67
Contributions to joint ventures	(9)	(5)	(15)
Other, net	(10)	(25)	(5)
Discontinued operations	59	2	437

Net cash (used in) provided by investing activities	(220)	(209)	192
Cash flows from financing activities
Proceeds from issuance of long-term debt	2	250	3
Notes payable and other short-term borrowings, net	(2)	(34)	(11)
Repayment of long-term debt	(132)	(435)	(36)
Stock repurchases	(92)	0	0
Dividends paid	(160)	(157)	(159)
Changes in book overdrafts	0	(22)	(2)
Proceeds from exercises of stock options	6	3	0
Other financing activities	(1)	(10)	5

Net cash used in financing activities	(379)	(405)	(200)
Effect of exchange rate changes on cash	(7)	39	(64)

(Decrease) increase in cash and cash equivalents	(60)	301	304
Cash and cash equivalents:
At beginning of period	850	549	245

At end of period	$790	$850	$549

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of significant accounting policies

Basis of consolidation and preparation of financial statements: The consolidated financial statements include all majority-owned or controlled entities of MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), and all significant inter-company transactions are eliminated. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Estimates and assumptions: The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Translation of foreign currencies: The local currency is the functional currency for substantially all of the company’s significant operations outside the U.S. The assets and liabilities of the company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates, and adjustments resulting from these financial statement translations are included in accumulated other comprehensive loss in the consolidated balance sheets. Revenues and expenses are translated at average rates prevailing during the period.

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

Intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets as of October 1, 2010, there was no indication of impairment.

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

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although the fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. The following assumptions are key to the company’s income approach:

•

Business projections – Projections are based on three-year forecasts that are developed internally by management and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of planned restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

Growth rates – A growth rate based on market participant data considerations is used to calculate the terminal value of a reporting unit. The growth rate is the expected rate at which a reporting unit’s earnings stream is projected to grow beyond the three-year forecast period.

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

•	Tax rates – Tax rates are based on estimates of the tax rates that a market participant would realize in the respective primary markets and geographic areas in which the reporting units operate.

Based on management’s annual evaluation of the recorded value of goodwill as of October 1, 2010, there was no indication of impairment. However, changes to any of the above assumptions could lead to impairment of goodwill in the future. See Note D for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset retirement obligations: The company has certain conditional and unconditional asset retirement obligations associated with owned or leased property, plant and equipment, including surface impoundments, asbestos, and water supply wells. The company records a liability for the fair value of an asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. Management does not have sufficient information to estimate the fair value of certain obligations, primarily associated with surface impoundments and asbestos, because the settlement date or range of potential settlement dates has not been specified and information is not available to apply expected present value techniques. Subsequent to initial measurement, the company recognizes changes in the amounts of the obligations, as necessary, resulting from the passage of time and revisions to either the timing or amount of estimated cash flows.

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

Research and development: Included in cost of sales and selling, general and administrative expenses are expenditures for research and development of $41 million, $43 million and $58 million for the years ended December 31, 2010, 2009 and 2008, respectively, which were expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation: The company records compensation expense for graded and cliff vesting awards on a straight-line basis over the vesting period, which is generally three years. The company uses the “long-haul” method to determine the pool of tax benefits or deficiencies resulting from tax deductions related to awards of equity instruments that exceed or are less than the cumulative compensation cost for those instruments recognized for financial reporting. Substantially all compensation expense related to share-based awards is recorded as a component of selling, general and administrative expenses in the consolidated statements of operations. For stock-settled awards, the company issues previously authorized new shares. See Note K for further detail on share-based compensation.

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For the years ended December 31, 2010, 2009, and 2008, 7.9 million, 8.0 million and 9.0 million equity awards, respectively, were excluded from the calculation of weighted average shares outstanding, as the exercise price per share was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant.

Discontinued operations: Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the 2010 presentation of discontinued operations for the media and entertainment packaging business and the envelope products business, as well as the 2008 presentation of discontinued operations of the Kraft business. See Note R for additional information.

New accounting guidance

During 2010, the company adopted the below accounting guidance as promulgated by the Financial Accounting Standards Board.

Accounting for variable interest entities

On January 1, 2010, the company adopted new accounting guidance related to the accounting and disclosure for variable interest entities. The new guidance provides an improved framework for identifying whether an enterprise has a controlling financial interest in a variable interest entity and requires additional disclosures of an enterprise’s involvement with variable interest entities. The adoption did not have an effect on the company’s consolidated financial statements for the year ended December 31, 2010.

Fair value disclosures

On January 1, 2010, the company adopted new accounting guidance that requires additional disclosures regarding different classes of assets and liabilities measured at fair value, valuation techniques employed and transfers between the levels of fair value measurements. See Note A for disclosures of fair value measurements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no other accounting standards issued in 2010 that had or are expected to have a material impact on the company’s financial position or results of operations.

A. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at December 31, 2010 and 2009, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during 2010 and 2009.

In millions	December 31, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$0
Derivatives-liabilities	(8)	0	(8)	0
Cash equivalents	646	646	0	0
Pension plan assets:
Equity investments	$620	$594	$26	$0
Preferred stock	6	5	1	0
Government securities	875	0	864	11
Corporate debt investments	726	0	714	12
Derivatives	5	0	5	0
Partnerships and joint ventures	133	0	0	133
Real estate	54	0	0	54
Common collective trust	1,124	0	1,124	0
Registered investment companies	58	0	58	0
103-12 investment entities	151	0	151	0
Other pension (payables) receivables	4	(18)	0	22

Total pension plan assets	$3,756	$581	$2,943	$232

Non-recurring fair value measurements:
Long-lived assets held for sale – continuing operations	$7	$0	$0	$7
Long-lived assets held for sale – discontinued operations	24	0	0	24

	December 31, 2009	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$0
Derivatives-liabilities	(23)	0	(23)	0
Cash equivalents	670	670	0	0
Pension plan assets:
Equity investments	$751	$707	$43	$1
Preferred stock	2	2	0	0
Government securities	702	0	702	0
Corporate debt investments	568	0	555	13
Derivatives	7	0	7	0
Partnerships and joint ventures	104	0	0	104
Real estate	45	0	0	45
Common collective trust	1,125	0	1,125	0
Registered investment companies	55	0	55	0
103-12 investment entities	114	0	114	0
Other pension (payables) receivables	(11)	(32)	0	21

Total pension plan assets	$3,462	$677	$2,601	$184

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information is presented for those assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2010 and 2009:

In millions	Equity investments	Government securities	Corporate debt investments	Partnerships and joint ventures	Real estate	Other pension receivables and payables	Total
December 31, 2008	$0	$40	$50	$133	$61	$282	$566
Purchases	2	0	5	19	6	4	36
Sales	(1)	(11)	(28)	(37)	(1)	(209)	(287)
Realized gains (losses)	0	(1)	(3)	(10)	0	208	194
Unrealized gains (losses)	0	2	4	(1)	(21)	(264)	(280)
Transfers in (out) of Level 3	0	(30)	(15)	0	0	0	(45)

December 31, 2009	1	0	13	104	45	21	184
Purchases	0	11	14	43	7	8	83
Sales	(1)	(1)	(10)	(27)	(1)	(10)	(50)
Realized gains (losses)	0	0	0	(4)	1	4	1
Unrealized gains (losses)	0	0	(1)	17	2	(1)	17
Transfers in (out) of Level 3	0	1	(4)	0	0	0	(3)

December 31, 2010	$0	$11	$12	$133	$54	$22	$232

The fair values of the pension plan assets were determined using a market approach based on quoted prices in active markets for identical or similar assets or where there were no observable market inputs an income approach based on estimated investment returns and cash flows.

Long-lived assets held and used with a carrying value of $5 million were deemed to have no fair value, resulting in a pre-tax impairment charge attributable to continuing operations of $5 million for the year ended December 31, 2010. In addition, long-lived assets held for sale with a carrying value of $8 million were written down to their estimated fair value of $7 million, resulting in a pre-tax impairment charge attributable to continuing operations of $1 million for the year ended December 31, 2010. Of these pre-tax impairment charges totaling $6 million, $4 million is included in cost of sales and $2 million is included in selling, general and administrative expenses. A combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows was used to determine the fair values of the above long-lived assets.

In connection with the 2010 discontinued operations presentation of the company’s envelope products business, goodwill with a carrying value of $7 million was deemed to have no implied fair value, resulting in a pre-tax impairment charge of $7 million. In addition, long-lived assets held for sale with a carrying value of $30 million were written down to their estimated fair value of $24 million, resulting in a pre-tax impairment charge of $6 million. A market approach based on the fair value of expected consideration to be received for the sale of the envelope products business was used to determine the implied fair value of goodwill and the above long-lived assets.

At December 31, 2010, the book value of financial instruments included in debt is $2.0 billion and the fair value is estimated to be $2.1 billion. The difference between book value and fair value is derived from the difference between the December 31, 2010 market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

B. Current assets

Cash equivalents of $646 million and $670 million at December 31, 2010 and 2009, respectively, are valued at cost, which approximates fair value. As of December 31, 2010 and 2009, the majority of the company’s cash equivalents were invested in U.S. government securities. Trade receivables have been reduced by an allowance for doubtful accounts of $23 million and $25 million at December 31, 2010 and 2009, respectively. Receivables also include $75 million and $134 million from sources other than trade at December 31, 2010 and 2009, respectively. Inventories at December 31, 2010 and 2009 are comprised of:

	December 31,
In millions	2010	2009
Raw materials	$167	$126
Production materials, stores and supplies	87	79
Finished and in-process goods	388	318

	$642	$523

Approximately 58% and 59% of inventories at December 31, 2010 and 2009, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $797 million and $687 million at December 31, 2010 and 2009, respectively. The effects of LIFO layer decrements were not significant to the consolidated statements of operations for the years ended December 31, 2010 and 2008. The effect of LIFO layer decrements in 2009 was an increase of $0.03 to earnings per share for the year ended December 31, 2009.

C. Property, plant, equipment and forestlands

Depreciation and depletion expense was $307 million, $318 million and $340 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Property, plant, equipment and forestlands consisted of the following:

	December 31,
In millions	2010	2009
Land and land improvements	$260	$251
Buildings and leasehold improvements	814	808
Machinery and other	5,191	5,051

	6,265	6,110
Less: accumulated depreciation	(3,544)	(3,297)

	2,721	2,813
Forestlands	328	333
Construction-in-progress	206	155

	$3,255	$3,301

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D. Goodwill and other intangible assets

At December 31, 2010, goodwill allocated to each of the company’s segments was $68 million to Packaging Resources, $563 million to Consumer Solutions, $172 million to Consumer & Office Products and $9 million to Specialty Chemicals. At December 31, 2009, goodwill allocated to each of the company’s segments was $68 million to Packaging Resources, $551 million to Consumer Solutions, $174 million to Consumer & Office Products, $9 million to Specialty Chemicals, as well as $16 million allocated to discontinued operations for the media and entertainment packaging and envelope products businesses. See Note R for further information regarding discontinued operations.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

In millions	2010	2009
Beginning balance	$818	$805
Goodwill acquired during the year[1]	19	0
Impairment losses[2]	(7)	0
Goodwill related to sale of business unit[3]	(9)	0
Adjustments[4]	(9)	13

Ending balance	$812	$818

Accumulated impairment losses:
Beginning balance	$0	$0
Impairment losses[2]	(7)	0

Ending balance	$(7)	$0

[1]	Goodwill acquired relates to the company’s acquisition of a trigger sprayer manufacturer during the fourth quarter of 2010. See Note Q for further discussion.
[2]

In connection with the company’s 2010 presentation of the envelope products business as a discontinued operation, $7 million of goodwill related to the Consumer & Office Products segment was allocated to the envelope products business and impaired as of December 31, 2010. See Notes A and R for further discussion.

[3]

In connection with the sale of the company’s media and entertainment packaging business on September 30, 2010, $9 million of goodwill related to the Consumer Solutions segment was allocated to and included in the pre-tax loss on sale of $153 million. See Note R for further discussion.

[4]	Represents foreign currency translations and tax adjustments.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2010		December 31, 2009
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$199	$107	$197	$94
Customer contracts and lists	287	86	280	68
Patents	56	35	50	32
Other – primarily licensing rights	30	25	30	24

	$572	$253	$557	$218

In connection with the company’s acquisition of Saint-Gobain Calmar in 2006, the company acquired an indefinite-lived intangible asset which had a book value of $94 million and $97 million at December 31, 2010 and 2009, respectively, with the year-over-year change reflecting the impact of foreign currency translation. Intangible assets that have been determined to have indefinite lives are not subject to amortization and are reviewed at least annually for impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company recorded amortization expense of $35 million, $36 million and $37 million for the years ended December 31, 2010, 2009 and 2008, respectively, relating to intangible assets subject to amortization. Intangible assets subject to amortization are amortized over their estimated useful lives which range from 3 to 21 years.

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows: 2011 -$35 million, 2012 -$35 million, 2013 -$35 million, 2014 -$33 million, and 2015 -$31 million.

E. Other assets

Other assets consisted of the following:

	December 31,
In millions	2010	2009
Identifiable intangible assets	$413	$436
Restricted asset [1]	398	398
Cash surrender value of life insurance, net of borrowings	175	155
Capitalized software, net	53	58
Equipment leased to customers, net	74	85
Other	111	123

	$1,224	$1,255

[1]

As part of the consideration for the sale of certain large-tract forestlands in 2007, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London Interbank Offered Rate (“LIBOR”). In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. The $338 million non-recourse liability is included in other long-term obligations in the consolidated balance sheet at December 31, 2010 and 2009.

F. Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following:

	December 31,
In millions	2010	2009
Accounts payable:
Trade	$548	$468
Other	42	42

	$590	$510

Accrued expenses:
Taxes, other than income	$46	$42
Interest	59	61
Payroll and employee benefit costs	238	256
Accrued rebates and allowances	68	66
Environmental and litigation	31	32
Income taxes payable	18	22
Freight	11	10
Restructuring charges	25	40
Other	110	102

	$606	$631

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G. Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consisted of the following:

	December 31,
In millions	2010	2009
Other short-term borrowings	$1	$2
Current maturities of long-term debt and capital lease obligations	6	11

	$7	$13

MeadWestvaco has a $600 million bank credit agreement that expires in October 2012. Borrowings under the agreement can be unsecured domestic or Eurodollar notes at rates approximating Prime or LIBOR at the company’s option. The $600 million credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2010. The credit facility was undrawn at December 31, 2010.

Long-term debt consisted of the following:

	December 31,
In millions	2010	2009
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,181	$1,181
Notes, rates from 6.85% to 7.38%, due 2012-2019	472	565
Sinking fund debentures, rates from 7.50% to 7.65%, due 2011-2027	232	262
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 6.35%, due 2035	51	51
Industrial Development Revenue Bonds, rate 6.10%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	3	4
Other long-term debt	16	8

	2,048	2,164
Less: amounts due within one year	(6)	(11)

Long-term debt	$2,042	$2,153

During 2010, the company repaid prior to scheduled maturity $98 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $104 million plus accrued interest of $3 million prior to scheduled maturity. The above transaction resulted in a $6 million pre-tax charge from early extinguishment of debt for the year ended December 31, 2010. During 2009, the company received $245 million of net proceeds from the issuance of $250 million aggregate principal amount of 7.375% notes due September 2019. Pursuant to a tender offer in 2009, the company applied the above net proceeds and cash-on-hand towards the early repayment of $314 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $336 million plus accrued interest of $9 million. In addition, during 2009 the company elected to prepay a $58 million note due in 2017. The above transactions resulted in a $23 million pre-tax charge from early extinguishment of debt for the year ended December 31 2009. Losses on early extinguishment of debt are included in Corporate and Other for segment reporting purposes.

As of December 31, 2010, outstanding debt maturing in the next five years is as follows: 2011 – $5 million, 2012 – $232 million, 2013 – $17 million, 2014 – $16 million, and 2015 – $15 million.

As of December 31, 2010, capital lease obligations maturing in the next five years are as follows: 2011 – $2 million, 2012 – $1 million, 2013 – $-0- million, 2014 – $-0- million, and 2015 – $-0- million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.7% for both 2010 and 2009. The weighted average interest rate on the company’s variable-rate long-term debt was 4.0% for 2010 and 4.1% for 2009.

The percentage of debt to total capital (shareholders’ equity and total debt) was 38% at December 31, 2010 and 39 % at December 31, 2009.

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

All derivative instruments are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair values. Fair value estimates are based on relevant market information, including market rates and prices. For a derivative designated as a cash-flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive loss and is recognized in earnings when the hedged item affects earnings. The ineffective portions of these cash flow hedges are recognized, as incurred, in earnings. For a derivative designated as a fair value hedge, changes in fair value of both the derivative and the hedged item are recognized in earnings. Changes in the fair value of a derivative not designated as a qualifying hedge are recognized in earnings. The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the years ended December 31, 2010 and 2009 is presented in the below table.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency hedges
	2010	2009	2010	2009	2010	2009	2010	2009
Gain (loss) recognized in other comprehensive loss (effective portion)	$4	$(2)	$(13)	$(12)	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$5	$(3)	$(13)	$(27)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	7	(7)	(17)	9

Total gain (loss) recognized in earnings [2]	$5	$(3)	$(13)	$(27)	$7	$(7)	$(17)	$9

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented in the below table:

	Assets/(Liabilities)
		Fair value [1]
In millions	Classification	December 31, 2010	December 31, 2009
Derivatives designated as hedges:
Natural gas	Accounts receivable	$0	$1
Natural gas	Accounts payable	(5)	(5)
Interest rate swaps	Other long-term obligations	0	(7)

		(5)	(11)
Derivatives not designated as hedges:
Foreign currency	Accounts receivable	1	0
Foreign currency	Accounts payable	(3)	(11)

		(2)	(11)

Total derivatives		$(7)	$(22)

[1]	Fair values of derivative instruments are also disclosed in Note A.

Natural gas

In order to better predict and manage the cash flows of natural gas consumed at certain of the company’s manufacturing facilities, the company engages in financial hedging of future gas purchase prices. Natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The notional value of these contracts at December 31, 2010 and 2009 was $58 million and $27 million, respectively, and hedged consumption of 11 million and 4 million British Thermal Units of natural gas, respectively. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the natural gas from the delivery point to a company location) under these transactions.

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $4 million. As of December 31, 2010, the maximum remaining term of existing hedges is two years. For the years ended December 31, 2010 and 2009, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

Forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. The total notional amount of these foreign currency forward contracts was $544 million and $427 million at December 31, 2010 and 2009, respectively. Gains and losses related to these forward contracts are included in other income, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other forward contracts, which are used to reduce the foreign currency exposure related to certain foreign and inter-company sales for terms of up to one year, are designated as cash flow hedges. For these hedges, realized gains and losses are recorded in net sales concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The total notional amount of these foreign currency forward contracts was $71 million and $63 million at December 31, 2010 and 2009, respectively. The estimated pre-tax loss to be recognized in earnings during the next twelve months is not expected to be significant. As of December 31, 2010, the maximum remaining term of existing hedges is twelve months. For the years ended December 31, 2010 and 2009, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. During the second quarter of 2010, the company terminated its interest-rate swaps on its fixed-rate debt and realized $1 million in net cash proceeds. There were no outstanding interest-rate swaps at December 31, 2010. The total notional amount of interest-rate swap instruments was $250 million at December 31, 2009. For the years ended December 31, 2010 and 2009, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense.

I. Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2010 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2011	$55	$13
2012	46	11
2013	36	11
2014	32	10
2015	27	10
Later years	167	287

Minimum lease payments	$363	342

Less: amount representing interest		195

Capital lease obligations		$147

Rental expense under operating leases was $72 million, $68 million and $77 million for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

J. Shareholders’ equity

The value included in common stock at December 31, 2010 and 2009 reflects the outstanding shares of common stock at $0.01 par value per share.

During 2010, MWV purchased and retired 3.9 million of its common shares for $92 million. Of the shares repurchased, 2.1 million shares were purchased pursuant to an existing authorization provided by the company’s Board of Directors in October of 2005 (the “2005 authorization”) and 1.8 million shares were purchased pursuant to an existing authorization provided by the company’s Board of Directors in June of 2010 (the “2010 authorization”). At December 31, 2010 there were no remaining shares available for purchase under the 2005 authorization and 3.2 million shares remain available for purchase under the 2010 authorization. Both the 2005 and 2010 authorizations were established to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees.

The cumulative components at year end of accumulated other comprehensive loss for 2010 and 2009 are as follows:

	December 31,
In millions	2010	2009
Foreign currency translation	$162	$187
Adjustments related to pension and other benefit plans	(169)	(185)
Unrealized loss on derivative instruments	(3)	(3)

	$(10)	$(1)

At December 31, 2010, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $0.94 per share for the year ended December 31, 2010 and $0.92 per share in each of the years ended December 31, 2009 and 2008. Dividends paid were $160 million, $157 million and $159 million for the years ended December 31, 2010, 2009 and 2008, respectively.

K. Share-based compensation

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the company’s shareholders. At December 31, 2010, MeadWestvaco had five such plans under which share-based awards are available for grant. Initially, there was an aggregate of 28 million shares reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to key employees. On August 21, 2009 the company registered an additional 13.5 million shares under the 2005 Performance Incentive Plan. For all of the employee plans, there were approximately 2.6 million shares available for grant at December 31, 2010. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without SARs or limited SARs, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of SARs is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to 500,000 shares to outside directors in the form of stock options or restricted stock units. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2010, 2009 and 2008, the total annual grants consisted of 34,407, 65,142, and 32,153 restricted stock units, respectively, for non-employee directors. There were 143,148 shares remaining for grant under this plan at December 31, 2010.

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

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2010	2009	2008
Weighted average fair value of stock options granted during the period	$6.43	$0.95	$6.67
Weighted average fair value of SARs granted during the period	7.61	2.31	6.46
Expected dividend yield for stock options	3.86%	10.09%	3.39%
Expected dividend yield for SARs	3.86%	10.13%	3.38%
Expected volatility	35.00%	35.00%	29.00%
Average risk-free interest rate for stock options	2.08%	1.43%	3.02%
Average risk-free interest rate for SARs	2.15%	1.64%	2.50%
Average expected term for stock options and SARs (in years)	7.3	6.6	7.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at January 1, 2008	7,940	$29.75	496	$28.91		$18.7
Granted	1,758	27.18	113	27.20
Exercised	(8)	24.00	0	0		0
Cancelled	(894)	30.79	(73)	28.52

Outstanding at December 31, 2008	8,796	29.16	536	28.62		0
Granted	4,752	9.15	139	9.08
Exercised	(134)	26.54	(9)	28.32		0.8
Cancelled	(1,654)	28.67	(23)	25.54

Outstanding at December 31, 2009	11,760	21.14	643	28.79		0
Granted	2,337	23.85	102	23.83
Exercised	(531)	25.42	(21)	24.83		7.8
Cancelled	(1,483)	28.08	(99)	22.12

Outstanding at December 31, 2010	12,083	21.44	625	25.15	6.4 years	76.5
Exercisable at December 31, 2010	6,470	25.71	443	27.94	4.7 years	19.6
Exercisable at December 31, 2009	5,837	29.03	426	24.58	4.1 years	5.2

At December 31, 2010, there was approximately $13 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of 1.5 years. Pre-tax compensation expense for stock options and SARs was $10 million, $12 million and $5 million for 2010, 2009 and 2008, respectively, and the tax benefit associated with this expense was $4 million, $5 million and $1 million for 2010, 2009 and 2008, respectively.

Total cash received from the exercise of share-based awards in 2010 was $5.7 million.

Restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock units vest over a three- to five-year period. Awards granted in 2010, 2009 and 2008 consisted of both service and performance vesting restricted stock units. Under the employee plans, the grantee of the restricted stock units is entitled to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the vesting period or if predetermined goals are not accomplished. The fair value of each restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period. Performance-based awards granted to employees in 2010 and 2008 were 1,122,665 and 616,320, respectively. There were no performance-based awards granted to employees in 2009. None of these performance awards were vested at December 31, 2010.

As part of the 2005 Performance Incentive Plan, the company began granting performance-based awards in 2010 for which vesting is contingent upon achieving certain performance measures, as well as an employee retention component. This compensation is designed to align a significant portion of executive and other key employee compensation directly to company performance and long-term enhancement to shareholder value. The 2010 performance-based awards are earned at the end of the five-year period provided a threshold improvement of the company’s consolidated earnings before interest expense and income taxes (“EBIT”), is achieved in 2010, 2011 or 2012 and a threshold improvement in enterprise

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic profit (“EP”) is achieved by the fifth year after grant. There is a feature of accelerated vesting and increased compensation up to 125% if both the EBIT and EP thresholds are achieved by the end of the second year after grant. Otherwise, both the EBIT and EP targets must be achieved by the fifth year after grant in order for the 2010 performance awards to vest. If the targets are not met within this time frame, the awards will be forfeited.

The following table summarizes restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at January 1, 2008	1,902	$30.41
Granted	1,021	26.84
Forfeited	(183)	29.37
Released	(237)	30.23

Outstanding at December 31, 2008	2,503	29.51
Granted	913	9.07
Forfeited	(429)	28.23
Released	(339)	27.07

Outstanding at December 31, 2009	2,648	23.51
Granted	1,388	23.92
Forfeited	(567)	31.27
Released	(279)	27.17

Outstanding at December 31, 2010	3,190	24.38

At December 31, 2010, there was approximately $23 million of unrecognized pre-tax compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of one year. Pre-tax compensation expense for restricted stock units was $20 million, $12 million and $22 million, respectively, and the tax benefit associated with this expense was $7 million, $4 million and $7 million for 2010, 2009 and 2008, respectively. Dividends, which are payable in stock, accrue on the restricted stock unit grants and are subject to the same terms as the original grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L. Employee retirement, postretirement and postemployment benefits

Retirement plans

MeadWestvaco provides retirement benefits for substantially all U.S. and certain non-U.S. employees under several noncontributory and contributory trusteed plans and also provides benefits to employees whose retirement benefits exceed maximum amounts permitted by current tax law under unfunded benefit plans. U.S. benefits are based on either a final average pay formula or a cash balance formula for the salaried plans and a unit-benefit formula for the bargained hourly plan. Contributions are made to the U.S. funded plans in accordance with ERISA requirements.

Net periodic pension income relating to employee retirement benefits was $67 million, $68 million and $91 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of restructuring activities, curtailment losses of $4 million and curtailment gains of $6 million and $11 million were recorded in 2010, 2009 and 2008, respectively, and special termination benefits of $1 million, in the form of accelerated vesting, were recorded in both 2010 and 2009. No such termination benefits were incurred during 2008. Net periodic pension income reflects cumulative favorable investment returns on plan assets. Prior service cost and actuarial gains and losses subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 10 years for the bargained hourly plan and about 7 years for the salaried plans.

The components of net periodic pension income, as presented in the table below, were not adjusted for discontinued operations treatment with respect to the Kraft, media and entertainment packaging and envelope products businesses.

Net periodic pension income from continuing operations was $78 million, $73 million and $98 million in 2010, 2009 and 2008, respectively.

	Years ended December 31,
In millions	2010	2009	2008
Service cost-benefits earned during the period	$45	$46	$44
Interest cost on projected benefit obligation	145	155	152
Expected return on plan assets	(274)	(268)	(283)
Amortization of prior service cost	2	2	6
Amortization of net actuarial loss	10	2	1

Pension income before settlements, curtailments and termination benefits	(72)	(63)	(80)
Curtailments	4	(6)	(11)
Termination benefits	1	1	0

Net periodic pension income	$(67)	$(68)	$(91)

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2010	2009
Net actuarial gain	$(15)	$(204)
Amortization of net actuarial loss	(10)	(2)
Prior service cost (benefit)	2	(39)
Amortization of prior service cost	(2)	(2)
Curtailments	(6)	7

Total gain recognized in other comprehensive income	$(31)	$(240)

Total gain recognized in net periodic pension income and other comprehensive income	$(98)	$(308)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated net actuarial loss and prior service benefit for the defined benefit retirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension income in 2011 is $15 million and $1 million, respectively.

Postretirement benefits

MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions. As a result of restructuring activities, a curtailment gain of $8 million was recorded in 2010. No curtailments were incurred during 2009 or 2008. Prior service cost and actuarial gains and losses subject to amortization are amortized over the average remaining service, which is about 5 years.

The components of net postretirement benefits (income) cost for each of the periods presented are as follows:

	Years ended December 31,
In millions	2010	2009	2008
Service cost-benefits earned during the period	$3	$3	$3
Interest cost	6	7	7
Net amortization	(4)	2	(1)
Curtailments	(8)	0	0

Net periodic postretirement benefits (income) cost	$(3)	$12	$9

The components of other changes in plan assets and benefit obligations recognized in other comprehensive income:

	2010	2009
Net actuarial (gain) loss	$(3)	$3
Prior service cost (benefit)	2	(6)
Net amortization	4	(2)
Curtailments	8	0

Total loss (gain) recognized in other comprehensive income	$11	$(5)

Total loss recognized in net periodic postretirement benefits cost and other comprehensive income	$8	$7

The estimated net actuarial gain and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic postretirement benefits cost in 2011 is $1 million and $2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2010 and 2009, based on a measurement date of December 31 for each period.

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2010	2009	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$2,460	$2,404	$196	$180	$107	$116
Service cost	41	42	4	4	3	3
Interest cost	134	144	11	11	6	7
Net actuarial losses	152	107	10	14	1	3
Plan amendments	7	(37)	0	(3)	1	(6)
Foreign currency exchange rate changes	0	0	(2)	7	0	1
Employee contributions	0	0	0	0	11	7
Termination benefit costs	7	25	0	0	0	0
Curtailments	(1)	1	(1)	1	(2)	0
Benefits paid (including termination benefits)	(163)	(226)	(12)	(18)	(23)	(24)

Benefit obligation at end of year	$2,637	$2,460	$206	$196	$104	$107

Change in plan assets:
Fair value of plan assets at beginning of year	$3,398	$3,038	$64	$49	$0	$0
Actual return on plan assets	443	586	6	7	0	0
Company contributions	0	0	20	20	12	17
Foreign currency exchange rate changes	0	0	0	6	0	0
Employee contributions	0	0	0	0	11	7
Benefits paid (including termination benefits)	(163)	(226)	(12)	(18)	(23)	(24)

Fair value of plan assets at end of year	$3,678	$3,398	$78	$64	$0	$0

Over (under) funded status at end of year	$1,041	$938	$(128)	$(132)	$(104)	$(107)
Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid asset	$1,041	$938	$11	$0	$0	$0
Current liabilities	0	0	(4)	(10)	(12)	(14)
Noncurrent liabilities	0	0	(135)	(122)	(92)	(93)

Total net asset (liability)	$1,041	$938	$(128)	$(132)	$(104)	$(107)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss (gain)	$275	$302	$43	$42	$(18)	$(19)
Prior service (benefit) cost	(1)	4	(4)	(4)	(25)	(35)

Total loss (gain) recognized in accumulated other comprehensive loss	$274	$306	$39	$38	$(43)	$(54)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit plans was $2.77 billion and $2.58 billion at December 31, 2010 and 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2010	2009
Projected benefit obligation	$165	$155
Accumulated benefit obligation	152	142
Fair value of plan assets	25	20

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2010	2009
Retirement benefits:
Discount rate	5.25%	5.74%
Rate of compensation increase	3.49%	3.98%
Postretirement benefits:
Discount rate	4.87%	5.75%
Healthcare cost increase	7.51%	7.76%
Prescription drug cost increase	8.00%	8.99%

The weighted average assumptions used to determine net periodic pension income and net postretirement benefits (income) cost for the years presented:

	Years ended December 31,
	2010	2009	2008
Retirement benefits:
Discount rate	5.50%	6.25%	6.35%
Rate of compensation increase	3.98%	3.98%	3.97%
Expected return on plan assets	7.98%	7.98%	8.47%
Postretirement benefits:
Discount rate	5.75%	6.26%	6.23%
Healthcare cost increase	7.76%	7.99%	8.48%
Prescription drug cost increase	8.99%	9.47%	10.21%

MeadWestvaco’s approach to developing capital market assumptions combines an analysis of historical performance, the drivers of investment performance by asset class and current economic fundamentals. For returns, the company utilizes a building block approach starting with an inflation expectation and adds an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of future expectations for the U.S. Treasury yield curve. The company derives return assumptions for all other equity and fixed income asset classes by starting with either the U.S. Equity or U.S. Fixed Income return assumption and adding a risk premium, which reflects any additional risk inherent in the asset class.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company determined the discount rates for 2010, 2009, and 2008 by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

The annual rate of increase in healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2020 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2010 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2010 by $0.3 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2010 accumulated postretirement benefit obligation by $3 million and the total service and interest cost for 2010 by $0.3 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $22 million, $23 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2010 and 2009, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long- term rate of return
		2010	2009	2010
Asset category:
Equity securities	31%	35%	47%	10.8%
Debt securities	61%	60%	48%	6.1%
Real estate and private equity	8%	5%	5%	12.5%

Total	100%	100%	100%

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

Portfolio risk and return is evaluated based on capital market assumptions for asset class long-term rates of return, volatility, and correlations. Target allocation to asset classes is set so that target expected asset returns modestly outperform expected liability growth while expected portfolio risk is low enough to make it unlikely that the funded status of the plan will drop below 100%. The asset allocation is dynamic such that target allocations to riskier asset classes are reduced if funded status changes dramatically. Active management of assets is used in asset classes and strategies where there is the potential to add value over a benchmark. The equity class of securities is expected to provide the long-term growth necessary to cover the growth of the plans’ obligations.

Equity market risk is the most concentrated type of risk in the trust which has significant investments in common stock and in collective trusts with equity exposure. This risk is mitigated by maintaining diversification in geography and market capitalization. Investment manager guidelines limit the amount that can be invested in any one security. None of the trust’s equity portfolio is hedged against equity market risk. The policy also allows allocation of funds to other asset classes that serve to enhance long- term, risk-adjusted return expectations.

Liquidity risk is present in the trust’s investments in partnerships/joint ventures, real estate, registered investment companies, and 103-12 investment entities. The policy limits target allocations to these asset classes to 10.7%.

Concentrated interest rate risk, credit spread risk, and inflation risk are present in the trust’s investments in government securities, corporate debt instruments, and common collective trusts. These investment risks are meant to offset the risks in the plan liabilities. Long-duration fixed income securities and interest rate swaps are used to better match the interest rate sensitivity of plan assets and liabilities. The portfolio’s interest rate risk is hedged at approximately 100% of the value of the plans’ accumulated benefit obligation. The tabular percentages above exclude the market value of the interest rate hedge used in rebalancing the asset allocation targets. Treasury inflation protected securities are used to better match inflation risk of plan assets and liabilities. Corporate debt instruments mitigate the credit risk in the discount rate used to value the plan liabilities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. A portion of the overall fund will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans.

Cash flows

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $3 million to the funded non-U.S. pension plans in 2011.

The company expects to pay $19 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2011. The below table presents estimated future benefit payments, substantially all of which are expected to be funded from plan assets.

In millions	Retirement benefits	Postretirement benefits before Medicare Part D subsidy	Medicare Part D subsidy
2011	$184	$13	$1
2012	191	11	1
2013	189	11	1
2014	193	11	1
2015	197	10	1
2016 – 2020	1,012	46	2

Postemployment benefits

MeadWestvaco provides limited post-employment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

M. Restructuring charges

Year ended December 31, 2010

During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. During 2008, the company commenced a separate series of broad cost reduction actions to reduce corporate and business unit overhead expense and close or restructure certain manufacturing locations. Restructuring charges incurred during 2010 were pursuant to the 2008 program. Restructuring charges incurred during 2009 were pursuant to the 2008 and 2005 programs. Cumulative charges included in the results from continuing operations through December 31, 2010 since the inceptions of the 2005 and 2008 programs were $254 million and $247 million, respectively. Although these charges related to individual segments, such amounts are included in Corporate and Other.

For the year ended December 31, 2010, the company incurred pre-tax charges of $53 million from continuing operations in connection with employee separation costs, asset write-downs and other restructuring actions, of which $35 million is included in cost of sales and $18 million is included in selling, general and administrative expenses. The non-cash portion of these charges was $8 million. For the three months ended December 31, 2010, the company incurred pre-tax charges of $18 million of which $11 million is included in cost of sales and $7 million is included in selling, general and administrative expenses.

The following table and discussion present additional detail of the 2010 charges:

In millions	Employee costs	Asset write- downs and other costs	Total
Consumer Solutions	$32	$8	$40
Packaging Resources	0	4	4
Consumer & Office Products	1	1	2
All other	5	2	7

	$38	$15	$53

Consumer Solutions

During the year ended December 31, 2010, the Consumer Solutions segment had various restructuring actions in its manufacturing operations in Europe and the U.S. These actions resulted in pre-tax charges of $40 million, of which $32 million related to employee separation costs and $8 million related to asset write-downs and other restructuring actions.

Packaging Resources

During the year ended December 31, 2010, the Packaging Resources segment had various restructuring actions in its manufacturing operations in Brazil and the U.S. These actions resulted in pre-tax charges of $4 million related to asset write-downs and other restructuring actions.

Consumer & Office Products

During the year ended December 31, 2010, the Consumer & Office Products segment had various restructuring actions in its manufacturing operations in the U.S and Brazil. These actions resulted in pre-tax charges of $2 million, of which $1 million related to employee separation costs and $1 million related to asset write-downs and other restructuring actions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All other

During the year ended December 31, 2010, the company recorded restructuring charges of $7 million, of which $5 million related to employee relocation costs and $2 million related to other restructuring actions.

Year ended December 31, 2009

For the year ended December 31, 2009, the company incurred pre-tax charges of $173 million from continuing operations in connection with employee separation costs, asset write-downs and other restructuring actions, of which $137 million is included in cost of sales and $36 million is included in selling, general and administrative expenses. Of these charges, $71 million related to the Consumer Solutions segment, $42 million related to the Packaging Resources segment, $6 million related to the Consumer & Office Products segment and $54 million was attributed to Corporate and Other. The non-cash portion of these charges was $126 million.

Year ended December 31, 2008

For the year ended December 31, 2008, the company incurred pre-tax charges of $52 from continuing operations in connection with employee separation costs, asset write-downs and other restructuring actions, of which $31 million is included in cost of sales, $19 million is included in selling, general and administrative expenses and $2 million is included in other income. Of these charges, $32 million related to the Consumer Solutions segment, $4 million related to the Packaging Resources segment, $4 million related to the Specialty Chemicals segment, $3 million related to the Consumer & Office Products segment and $9 million was attributed to Corporate and Other. The non-cash portion of these charges was $34 million.

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2007 to the year ended December 31, 2010:

	Employee Costs			Other Costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2007	16	0	16	13	0	13	29	0	29
Current charges	19	25	44	5	0	5	24	25	49
Payments	(21)	0	(21)	(13)	0	(13)	(34)	0	(34)

Balance at December 31, 2008	14	25	39	5	0	5	19	25	44
Current charges	0	57	57	4	11	15	4	68	72
Payments	(14)	(46)	(60)	(5)	(11)	(16)	(19)	(57)	(76)

Balance at December 31, 2009	$0	$36	$36	$4	$0	$4	$4	$36	$40
Current charges	0	38	38	1	3	4	1	41	42
Payments	0	(42)	(42)	(1)	(3)	(4)	(1)	(45)	(46)

Balance at December 31, 2010	$0	$32	$32	$4	$0	$4	$4	$32	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2010	2009	2008
Interest income	$(22)	$(18)	$(39)
Charges from early extinguishments of debt	6	23	0
Foreign currency exchange losses (gains)	4	(2)	25
Gains on sales of certain assets	0	(16)	(16)
Alternative fuel mixture credit [1]	0	(375)	0
Other, net	(2)	6	(2)

	$(14)	$(382)	$(32)

[1]	Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for use as a fuel in a taxpayer’s trade or business.

O. Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2010	2009	2008
U.S. earnings (loss)	$182	$270	$(52)
Foreign earnings	138	122	147

	$320	$392	$95

The significant components of the income tax provision are as follows:

	Years ended December 31,
In millions	2010	2009	2008
Current:
U.S. federal	$(8)	$108	$(3)
State and local	3	8	1
Foreign	80	52	52

	75	168	50

Deferred:
U.S. federal	(11)	(9)	(44)
State and local	(26)	(2)	0
Foreign	(22)	(7)	(1)

Benefit for deferred income taxes	(59)	(18)	(45)

Less: Allocation to discontinued operations	(38)	(2)	1

Income tax provision attributable to continuing operations	$54	$152	$4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to continuing operations:

	Years ended December 31,
In millions	2010	2009	2008
Income tax provision computed at the U.S. federal statutory rate of 35%	$112	$137	$33
State and local income taxes, net of federal benefit	1	6	3
Foreign income tax rate differential and other items	(8)	(17)	(10)
Valuation allowances	(25)	(5)	1
Credits	(22)	(6)	(12)
Tax charge related to Brazilian tax audit	21	26	0
Settlements of tax audits and other	(25)	11	(11)

Income tax provision attributable to continuing operations	$54	$152	$4

Effective tax rate attributable to continuing operations	16.9%	38.9%	4.6%

The current and non-current deferred tax assets and liabilities are as follows:

	December 31,
In millions	2010	2009
Deferred tax assets:
Employee benefits	$168	$169
Postretirement benefit accrual	31	43
Other accruals and reserves	92	98
Net operating loss and other credit carry-forwards	202	158
Other	22	25

Total deferred tax assets	515	493
Valuation allowances (1)	(71)	(95)

Net deferred tax assets	444	398

Deferred tax liabilities:
Depreciation and depletion	(839)	(893)
Nontaxable pension asset	(405)	(369)
Amortization of identifiable intangibles	(100)	(100)
Other	(27)	(8)

Total deferred tax liabilities	(1,371)	(1,370)

Net deferred liability	$(927)	$(972)

Included in the balance sheet:
Current assets - deferred tax asset	$45	$54
Noncurrent net deferred tax liability	(972)	(1,026)

Net deferred liability	$(927)	$(972)

(1)	The change in valuation allowances in 2010 compared to 2009 primarily relates to an internal reorganization of a domestic entity that occurred in 2010.

The company has U.S. federal, state and foreign tax net operating loss carry-forwards which are available to reduce future taxable income in U.S. federal and various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2010 and 2009, no deferred income taxes have been provided for the company’s share of undistributed net earnings of foreign operations due to management’s intent to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. Those earnings, including foreign currency translation adjustments, totaled $1.77 billion and $1.69 billion for the years ended December 31, 2010 and 2009, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2010, 2009 and 2008:

In millions
Balance at December 31, 2007	$148
Additions based on tax positions related to the current year	10
Additions for tax positions of prior years	21
Reductions for tax positions of prior years	(19)
Reductions for tax positions due to lapse of statute	(5)
Settlements	(25)
Foreign currency translation	(5)

Balance at December 31, 2008	125
Additions based on tax positions related to the current year	153
Additions for tax positions of prior years	33
Reductions for tax positions of prior years	(7)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(21)
Foreign currency translation	13

Balance at December 31, 2009	295
Additions based on tax positions related to the current year	20
Additions for tax positions of prior years	34
Reductions for tax positions of prior years	(34)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(16)
Foreign currency translation	3

Balance at December 31, 2010	$301

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $301 million liability for unrecognized tax benefits at December 31, 2010, $255 million could impact the company’s effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s effective tax rate.

During 2010, the company substantially settled audits with the Internal Revenue Service for tax years 2004-2006. The Internal Revenue Service examination for tax years 2007-2008 is open and currently not expected to close in 2011. Management does not anticipate any potential settlement for tax years 2007-2008 to result in a material change to the company’s financial position. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may change by $4 million to $43 million during 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. During the years ended December 31, 2010, 2009 and 2008, the company recognized interest and penalties totaling $10 million, $27 million and $3 million, respectively. The company accrued $94 million and $83 million for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

Approximately $6 million and $96 million of deferred income tax expense were provided in components of other comprehensive income during the years ended December 31, 2010 and 2009, respectively.

P. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2010, MeadWestvaco had recorded liabilities of approximately $21 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2010, there were approximately 555 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2010, the company had recorded litigation liabilities of approximately $24 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Q. Acquisitions

On November 30, 2010, the company acquired a trigger sprayer manufacturer to enhance its global home and garden business. The purchase price of this acquisition was $60 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed including identifiable intangible assets totaling $18 million that are being amortized over a weighted-average amortization period of 10 years and goodwill of $19 million. The results of operations from the date of this acquisition are included in the Consumer Solutions segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

During 2009, the company acquired a provider of branded consumer products in Brazil to augment its school and office supplies business. The purchase price of this acquisition including direct transaction costs was $15 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed. The results of operations from the date of this acquisition are included in the Consumer & Office Products segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

During 2008, acquisitions were made in North America and India to enhance the company’s performance chemical and consumer and office products businesses, strengthen the company’s capabilities in the pharmaceutical and beverage packaging markets, and expand the company’s presence in emerging markets. The aggregate purchase price of these acquisitions including direct transaction costs was $18 million. These acquisitions resulted in $16 million of identifiable intangible assets that are being amortized over a weighted-average amortization period of 6 years with the remainder allocated to fixed assets and working capital items. For all acquisitions, the total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed. The purchase price allocations associated with these acquisitions were complete at December 31, 2008. Results of operations from the dates of these acquisitions are included in the Consumer & Office Products, Consumer Solutions and Packaging Resources segments. These acquisitions did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for these acquisitions are not presented.

R. Dispositions

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. During 2010, the company recorded pre-tax charges of $19 million ($15 million after taxes) comprised of impairment of long-lived assets of $6 million, impairment of allocated goodwill of $7 million and a pension curtailment loss of $6 million. For 2010 and prior years, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $153 million ($126 million after taxes). For 2010 and prior years, the operating results of this business, as well as the loss on disposition, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

On July 1, 2008, the company completed the sale of its Kraft business for net cash proceeds of $466 million. The sale resulted in a pre-tax gain of $13 million ($8 million after taxes). For 2008, the operating results of this business, as well as the gain on sale, are reported as discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the Kraft business were previously included in the Packaging Resources segment.

Below are amounts attributed to the above dispositions included in discontinued operations in the consolidated statements of operations.

	Year ended December 31,
In millions, except per share amounts	2010	2009	2008
Net sales	$475	$643	$1,081
Cost of sales[1], 4	459	584	980
Selling, general and administrative expenses[2], 4	52	69	100
Interest expense	6	8	18
Other expense (income), net[3]	152	(1)	(17)

Loss before income taxes	(194)	(17)	0
Income tax (benefit) provision	(38)	(2)	1

Net loss	$(156)	$(15)	$(1)

1	For the years ended December 31, 2010, 2009, and 2008, cost of sales includes restructuring charges of $1 million, $13 million and $10 million, respectively.
2	For the years ended December 31, 2010, 2009, and 2008, selling, general and administrative expenses include restructuring charges of $2 million, $3 million and $7 million, respectively.
3	Other expense in 2010 includes a loss on sale of the media and entertainment packaging business of $153 million.
4	For the year ended December 31, 2010 pursuant to the sale of the envelope products business that closed on February 1, 2011, cost of sales includes an impairment charge of allocated goodwill of $7 million, an impairment charge of long-lived assets of $6 million and a pension curtailment charge of $5 million; selling, general and administrative expenses include a pension curtailment charge of $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2010 and 2009:

In millions	December 31, 2010	December 31, 2009
Accounts receivable, net	$30	$97
Inventories	25	67
Other current assets	1	6

Current assets	56	170
Property, plant and equipment, net	24	141
Other assets	1	54

Non-current assets	25	195
Accounts payable	11	49
Accrued expenses	12	42

Current liabilities	23	91
Other long-term liabilities	3	5

In connection with the sale of the media and entertainment packaging business in 2010, the sale of the Kraft business in 2008, the sale of certain large-tract landholdings in 2007 and the sale of the printing and writing papers business in 2005, the company provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications, which did not result in a material impact on the company’s consolidated financial statements. The total aggregate exposure to the company for these matters could be up to about $53 million; however, the company currently considers there to be a remote possibility of being required to make any payments related to these guarantees.

S. Cash flows

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2010	2009	2008
(Increase) decrease in:
Receivables	$(39)	$(33)	$87
Inventories	(110)	124	(3)
Prepaid expenses	18	7	1
Increase (decrease) in:
Accounts payable and accrued expenses	46	130	(73)
Income taxes payable	39	(53)	5

	$(46)	$175	$17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
In millions	2010	2009	2008
Cash paid for:
Interest	$172	$197	$195
Less capitalized interest	(2)	(3)	(3)

Interest paid, net	$170	$194	$192

Income tax (refund) paid, net	$(29)	$69	$78

T. Segment information

MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include bleached paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

The Consumer Solutions segment designs and produces packaging solutions and systems for the food, beverage, tobacco, beauty and personal care, healthcare, and home and garden markets. This segment manufactures multi-pack cartons primarily for the global beverage take-home market, high-end packaging for the global tobacco market, injection-molded plastic packaging for prescription drugs, and dispensing and sprayer systems for personal care, fragrance, healthcare, home cleaning, and garden and lawn maintenance products. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products. The Consumer & Office Products segment manufactures, sources, markets and distributes school and office products and time-management products in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, Day Runner®, Five Star®, Mead® and Trapper Keeper®. The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include activated carbon used in gas vapor emission control systems for automobiles and trucks and applications for air, water and food purification. Other products include performance chemicals used in printing inks, asphalt paving and adhesives, as well as in the agricultural, paper and petroleum industries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Community Development and Land Management segment is responsible for maximizing the value of the company’s landholdings in the Southeastern region of the U.S. Operations of the segment include real estate development, forestry operations and leasing activities. Real estate development includes (i) selling non-core forestlands primarily for recreational and residential uses, (ii) entitling and improving high-value tracts, and (iii) master planning select landholdings. Forestry operations include growing and harvesting softwood and hardwood on the company’s forestlands for external consumption and for use by the company’s mill-based business. Leasing activities include fees from third parties undertaking mineral extraction operations, as well as fees from recreational leases on the company’s forestlands.

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

The segments are measured on operating profits before restructuring charges, interest expense and income, minority interest income and losses and income taxes. The segments follow the same accounting principles described in the Summary of Significant Accounting Policies. Sales between the segments are recorded primarily at market prices.

No single customer or foreign country other than Brazil accounted for 10% or more of consolidated trade sales or assets in the periods presented. The below table reflects amounts on a continuing operations basis.

	Years ended December 31,
In millions	2010	2009	2008
Net sales[1]
U.S.[2]	$3,873	$3,647	$3,857
Brazil	602	581	626
Other Non-U.S.	1,218	1,178	1,326

Net sales	$5,693	$5,406	$5,809

Long-lived assets, net
U.S.	$3,804	$3,737	$3,604
Brazil	393	369	297
Other Non-U.S.	528	518	494

Long-lived assets	$4,725	$4,624	$4,395

[1]	Net sales are attributed to countries based on location of the seller.
[2]	Export sales from the U.S. were $820 million, $748 million, and $840 million for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment and Corporate and Other follows:

In millions	Trade sales	Inter- segment sales	Total sales	Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2010
Packaging Resources	$2,286	$384	$2,670	$257	$178	$2,596	$119
Consumer Solutions	1,816	2	1,818	125	122	2,080	61
Consumer & Office Products	748	0	748	141	25	589	11
Specialty Chemicals	679	1	680	141	30	420	22
Community Development and Land Management	164	4	168	67	7	369	5
Corporate and Other[1]	0	0	0	(415)	27	2,679	24

Total	5,693	391	6,084	316	389	8,733	242
Assets of discontinued operations[2]	0	0	0	0	0	81	0
Non-controlling interests	0	0	0	4	0	0	0
Inter-segment eliminations	0	(391)	(391)	0	0	0	0

Consolidated totals[3]	$5,693	$0	$5,693	$320	$389	$8,814	$242

Year ended December 31, 2009
Packaging Resources	$2,073	$373	$2,446	$182	$182	$2,489	$82
Consumer Solutions[4]	1,847	0	1,847	94	135	2,129	74
Consumer & Office Products[4]	749	0	749	137	23	576	4
Specialty Chemicals	499	4	503	56	28	384	28
Community Development and Land Management	189	4	193	99	8	355	5
Corporate and Other[1],4,[5]	49	0	49	(176)	30	2,723	25

Total	5,406	381	5,787	392	406	8,656	218
Assets of discontinued operations[2]	0	0	0	0	0	365	0
Inter-segment eliminations	0	(381)	(381)	0	0	0	0

Consolidated totals[3]	$5,406	$0	$5,406	$392	$406	$9,021	$218

Year ended December 31, 2008
Packaging Resources[4]	$2,302	$365	$2,667	$195	$186	$2,496	$100
Consumer Solutions[4]	1,973	2	1,975	48	147	2,217	102
Consumer & Office Products[4]	753	0	753	97	25	520	6
Specialty Chemicals	547	0	547	48	27	391	28
Community Development and Land Management	128	7	135	59	10	318	5
Corporate and Other[1],4,[5]	106	0	106	(352)	31	2,074	33

Total	5,809	374	6,183	95	426	8,016	274
Assets of discontinued operations[2]	0	0	0	0	0	439	0
Inter-segment eliminations	0	(374)	(374)	0	0	0	0

Consolidated totals[3]	$5,809	$0	$5,809	$95	$426	$8,455	$274

[1]

Corporate and Other includes income from alternative fuel mixture credits, restructuring charges, charges from early extinguishment of debt, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2]

Assets of discontinued operations at December 31, 2010 represent the assets of the envelope products business. Assets of discontinued operations at December 31, 2009 and 2008 represent the assets of the envelope products business and the media and entertainment packaging business. See Note R for further discussion.

[3]	Consolidated totals represent results from continuing operations, except as otherwise noted.
[4]

Results for 2009 have been recast pursuant to the discontinued operations of the envelope products business and the media and entertainment packaging business. Results for 2008 have been recast pursuant to the discontinued operations of the envelope products business, the media and entertainment packaging business and the Kraft business. See Note R for further discussion.

[5]	Revenue included in Corporate and Other includes sales from the company’s specialty papers operation, which was sold in the fourth quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U. Selected quarterly information

The below information is unaudited.

	Years ended December 31,
In millions, except per share data	2010[1]	2009[2]
Sales:
First	$1,262	$1,202
Second	1,429	1,304
Third	1,504	1,448
Fourth	1,498	1,452

Year	$5,693	$5,406

Gross profit:
First	$231	$152
Second	300	224
Third	349	305
Fourth	341	279

Year	$1,221	$960

Net income (loss) attributable to the company:
First	$24	$(79)
Second	50	125
Third	(15)	128
Fourth	47	51

Year	$106	$225

Net income (loss) attributable to the company per diluted share:
First	$0.14	$(0.46)
Second	0.29	0.72
Third	(0.09)	0.74
Fourth	0.28	0.29

[1]

First quarter 2010 results include an income tax benefit of $10 million, or $0.06 per share, related to favorable domestic tax audit settlements, after-tax restructuring charges of $3 million, or $0.02 per share, and an after-tax loss from discontinued operations of $5 million, or $0.03 per share. Second quarter 2010 results include after-tax restructuring charges of $10 million, or $0.06 per share, and an after-tax loss from discontinued operations of $6 million, or $0.03 per share. Third quarter 2010 results include an income tax benefit from cellulosic biofuel producer credits of $15 million, or $0.09 per share, after-tax restructuring charges of $10 million, or $0.06 per share, an after-tax charge of $4 million, or $0.02 per share, from early extinguishment of debt, and an after-tax loss from discontinued operations of $124 million, or $0.72 per share. Fourth quarter 2010 results include after-tax restructuring charges of $12 million, or $0.07 per share, an after-tax gain of $5 million, or $0.03 per share, related to a pension curtailment, an income tax benefit from cellulosic biofuel producer credits of $5 million, or $0.03 per share, and an after-tax loss from discontinued operations of $21 million, or $0.12 per share.

[2]

First quarter 2009 results include after-tax restructuring charges of $48 million, or $0.28 per share, and an after-tax loss from discontinued operations of $14 million, or $0.08 per share. Second quarter 2009 results include after-tax income from alternative fuel mixture credits of $112 million, or $0.65 per share, after-tax restructuring charges of $24 million, or $0.14 per share, and an after-tax loss from discontinued operations of $6 million, or $0.03 per share. Third quarter 2009 results include after-tax income from alternative fuel mixture credits of $64 million, or $0.37 per share, after-tax restructuring charges of $27 million, or $0.15 per share, after-tax income of $13 million, or $0.07 per share, from a change to employee vacation policy, an after-tax charge of $11 million, or $0.06 per share, from early extinguishment of debt, an after-tax gain of $4 million, or $0.02 per share, related to a pension curtailment and after-tax income from discontinued operations of $7 million, or $0.04 per share. Fourth quarter 2009 results include after-tax income from alternative fuel mixture credits of $66 million, or $0.38 per share, tax charges of $32 million, or $0.18 per share, related to domestic and foreign tax audits, after-tax restructuring charges of $13 million, or $0.08 per share, an after-tax expense of $12 million, or $0.07 per share, from a contribution to the MeadWestvaco Foundation, after-tax gains of $12 million, or $0.07 per share, related to sales of certain assets, an after-tax charge of $3 million, or $0.02 per share, from early extinguishment of debt, and an after-tax loss from discontinued operations of $2 million , or $0.01 per share.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2010. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and operating to the reasonable assurance level, as of December 31, 2010, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2010 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Nominees for Election as Directors,” and “Board Committees,” to be filed with the SEC on or around March 17, 2011, and is incorporated herein by reference. A portion of the information required by this item for MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2011 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC on or around March 17, 2011, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2011 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Equity Compensation Plan Information,” “Ownership of Directors and Executive Officers,” and “Ownership of Certain Beneficial Owners,” to be filed with the SEC on or around March 17, 2011, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2011 Proxy Statement, pursuant to Regulation 14A under the section captioned “Board Committees,” to be filed with the SEC on or around March 17, 2011, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2011 Proxy Statement, pursuant to Regulation 14A under the section captioned “Report of the Audit Committee of the Board of Directors,” to be filed with the SEC on or around March 17, 2011, and is incorporated herein by reference.

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

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.1 to the company’s Form 8-K on December 15, 2009, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.11	$600 Million Three-Year Credit Agreement, dated as of October 19, 2009, among the Registrant with a syndicate of commercial banks, including Citibank, N.A., as administrative agent previously filed as Exhibit 4.115 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.3+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.4+	Amendment to The Mead Corporation 1996 Stock Option Plan effective January 23, 2007, as previously filed as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.5+	1985 Supplement to The Mead Corporation Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.6+	The Mead Corporation Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.7+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.8+	Benefit Trust Agreement dated August 27, 1996 between The Mead Corporation and Key Trust Company of Ohio, N.A.; as amended effective June 24, 1998; as amended effective October 28, 2000; as amended effective June 28, 2001; as amended August 28, 2001, previously filed as Exhibit 10.xxxiv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.12+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.14+	The Mead Corporation Directors Capital Accumulation Plan as Amended and Restated effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed at Exhibit 99 to Westvaco’s Registration Statement on Form S-8 on February 28, 1995, and incorporated herein by reference.

10.16+	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.17+	Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco’s definitive proxy statement for the 1999 Annual Meeting of Shareholders (SEC file number 001-03013), and incorporated herein by reference.

10.18+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.19+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007, as previously filed as Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.21	Equity and Asset Purchase Agreement dated as of January 14, 2005 between the Registrant and Maple Acquisition LLC, previously filed as Exhibit 99.1 on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007 and January 1, 2009 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 30, 2009, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 26, 2010, previously filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.27+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.30+	Westvaco Corporation Retirement Plan for Outside Directors, as previously filed as Exhibit 10.i to the company’s Annual Report on Form 10-K for the year ended October 31, 1996, and incorporated herein by reference.

10.31+	Summary of MeadWestvaco Corporation Long-Term Incentive Plan under 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.31 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.32+	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended, previously filed as Exhibit 10.35 to the company’s Quarterly Report on Form 10-Q for the period ended March 21, 2010, and incorporated herein by reference.

10.34+	Summary of MeadWestvaco Corporation 2010 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended previously filed as Exhibit 10.35 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.35+	Stock Option Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.36+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+*	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 18, 2011.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
February 28, 2011

/s/ E. MARK RAJKOWSKI
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JOHN A. LUKE, JR. John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)	February 28, 2011

/s/ E. MARK RAJKOWSKI E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 28, 2011

/s/ JOHN E. BANU John E. Banu	Vice President and Controller (Principal Accounting Officer)	February 28, 2011

/s/ MICHAEL E. CAMPBELL Michael E. Campbell	Director	February 28, 2011

/s/ DR. THOMAS W. COLE, JR. Dr. Thomas W. Cole, Jr.	Director	February 28, 2011

/s/ JAMES G. KAISER James G. Kaiser	Director	February 28, 2011

/s/ RICHARD B. KELSON Richard B. Kelson	Director	February 28, 2011

/s/ JAMES M. KILTS James M. Kilts	Director	February 28, 2011

/s/ SUSAN J. KROPF Susan J. Kropf	Director	February 28, 2011

/s/ DOUGLAS S. LUKE Douglas S. Luke	Director	February 28, 2011

/s/ ROBERT C. MCCORMACK Robert C. McCormack	Director	February 28, 2011

/s/ TIMOTHY H. POWERS Timothy H. Powers	Director	February 28, 2011

/s/ EDWARD M. STRAW Edward M. Straw	Director	February 28, 2011

/s/ JANE L. WARNER Jane L. Warner	Director	February 28, 2011