Form 10-Q
period 2011-03-31
MEADWESTVACO Corp
filed 2011-05-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 001-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	501 South 5th Street
(State of incorporation)	Richmond, Virginia 23219-0501
Telephone 804-444-1000
31-1797999	(Address and telephone number of
(I.R.S. Employer Identification No.)	registrant’s principal executive offices)

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

At April 22, 2011, there were 169,686,575 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended March 31,
	2011	2010
Net sales	$1,365	$1,262

Cost of sales	1,049	1,031
Selling, general and administrative expenses	184	164
Interest expense	47	45
Other income, net	(22)	(6)

Income from continuing operations before income taxes	107	28
Income tax provision (benefit)	35	(1)

Income from continuing operations	72	29
Loss from discontinued operations, net of income taxes	(6)	(5)

Net income	66	24
Less: Net income attributable to non-controlling interests, net of income taxes	(1)	0

Net income attributable to the company	$65	$24

Income from continuing operations attributable to the company	$71	$29

Net income per share attributable to the company – basic:
Income from continuing operations	$0.42	$0.17
Loss from discontinued operations	(0.04)	(0.03)

Net income attributable to the company	$0.38	$0.14

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.41	$0.17
Loss from discontinued operations	(0.03)	(0.03)

Net income attributable to the company	$0.38	$0.14

Shares used to compute net income per share attributable to the company:
Basic	169.0	171.4
Diluted	172.7	173.9

Cash dividends per share	$0.25	$0.23

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$675	$790
Accounts receivable, net	713	827
Inventories	742	642
Other current assets	128	131
Current assets of discontinued operations	0	56

Current assets	2,258	2,446

Property, plant, equipment and forestlands, net	3,308	3,255
Prepaid pension asset	1,078	1,052
Goodwill	821	812
Other assets	1,242	1,224
Non-current assets of discontinued operations	0	25

	$8,707	$8,814

LIABILITIES AND EQUITY
Accounts payable	$551	$590
Accrued expenses	480	606
Notes payable and current maturities of long-term debt	7	7
Current liabilities of discontinued operations	0	23

Current liabilities	1,038	1,226

Long-term debt	2,026	2,042
Other long-term obligations	1,247	1,265
Deferred income taxes	981	972
Non-current liabilities of discontinued operations	0	3

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2011 – 169,462,106 (2010 – 168,331,858)	2	2
Additional paid-in capital	3,092	3,075
Retained earnings	241	219
Accumulated other comprehensive income (loss)	59	(10)

Total shareholders’ equity	3,394	3,286
Non-controlling interests	21	20

Total equity	3,415	3,306

	$8,707	$8,814

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$66	$24
Discontinued operations	6	5
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	99	96
Deferred income taxes	(11)	(23)
Loss on sales of assets, net	1	0
Pension income	(20)	(20)
Appreciation in cash surrender value insurance policies	(11)	(6)
Changes in working capital, excluding the effects of acquisitions and dispositions	(147)	(66)
Other, net	7	(14)

Net cash used in operating activities from continuing operations	(10)	(4)
Discontinued operations	(5)	(4)

Net cash used in operating activities	(15)	(8)

Cash flows from investing activities:
Capital expenditures	(113)	(37)
Proceeds from dispositions of assets	2	3
Other	(2)	9
Discontinued operations	46	1

Net cash used in investing activities	(67)	(24)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1	0
Repayment of long-term debt	(16)	(16)
Changes in notes payable and other short-term borrowings, net	0	11
Changes in book overdrafts	(3)	2
Dividends paid	(42)	(39)
Proceeds from exercises of stock options	10	2
Stock repurchases	0	(26)
Other	0	(1)

Net cash used in financing activities	(50)	(67)

Effect of exchange rate changes on cash	17	(20)

Decrease in cash and cash equivalents	(115)	(119)

Cash and cash equivalents:
At beginning of period	790	850

At end of period	$675	$731

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations. Refer to Note 14 for further discussion.

2. New accounting guidance

During the three months ended March 31, 2011, there were no new accounting standards issued by the Financial Accounting Standards Board that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at March 31, 2011 and December 31, 2010, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three months ended March 31, 2011 and 2010.

In millions	March 31, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$9	$0	$9	$0
Derivatives-liabilities	(7)	0	(7)	0
Cash equivalents	533	533	0	0

In millions	December 31, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$0
Derivatives-liabilities	(8)	0	(8)	0
Cash equivalents	646	646	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

At March 31, 2011, the book value of debt was $2.0 billion and the fair value was estimated to be $2.1 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

4. Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three months ended March 31, 2011 and 2010 are related to actions taken at certain manufacturing and research and development facilities in the U.S., Brazil, and Europe pursuant to the 2008 program. Cumulative charges since the inception of the 2008 program through March 31, 2011 were $254 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 are presented below.

Three months ended March 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$2	$0	$2	$0	$1	$1	$2	$1	$3
Packaging Resources	0	0	0	1	0	1	1	0	1
All other	0	1	1	0	2	2	0	3	3

Total charges	$2	$1	$3	$1	$3	$4	$3	$4	$7

Three months ended March 31, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$1	$1	$2	$1	$0	$1	$2	$1	$3
All other	0	1	1	0	1	1	0	2	2

Total charges	$1	$2	$3	$1	$1	$2	$2	$3	$5

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2011:

In millions	Employee related	Other	Total
Balance at December 31, 2010	$32	$4	$36
Charges	3	2	5
Payments	(8)	(2)	(10)

Balance at March 31, 2011	$27	$4	$31

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2011	December 31, 2010
Raw materials	$189	$167
Production materials, stores and supplies	89	87
Finished and in-process goods	464	388

	$742	$642

Property, plant and equipment is net of accumulated depreciation of:

In millions	March 31, 2011	December 31, 2010
Accumulated depreciation	$3,624	$3,544

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$198	$109	$199	$107
Customer contracts and lists	291	91	287	86
Patents	58	37	56	35
Other – primarily licensing rights	30	25	30	25

	$577	$262	$572	$253

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	March 31, 2011	December 31, 2010
Indefinite-lived intangible assets	$97	$94

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

All derivative instruments are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair values. Fair value estimates are based on relevant market information, including market rates and prices. For a derivative instrument designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income and is recognized in earnings when the hedged item affects earnings. The ineffective portions of cash flow hedges are recognized, as incurred, in earnings. For a derivative instrument designated as a fair value hedge, changes in fair value of both the derivative instrument and the hedged item are recognized in earnings. Changes in the fair value of a derivative instrument not designated as a qualifying hedge are recognized in earnings.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income for the three months ended March 31, 2011 and 2010 is presented below.

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2011	2010	2011	2010	2011	2010	2011	2010
(Loss) gain recognized in other comprehensive income (effective portion)	$(4)	$3	$(1)	$(7)	$0	$0	$0	$0

Loss reclassified to earnings from accumulated other comprehensive income (effective portion)	$(1)	$0	$(3)	$(3)	$0	$0	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	0	4	6	(20)

Total (loss) gain recognized in earnings[2]	$(1)	$0	$(3)	$(3)	$0	$4	$6	$(20)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest-rate swaps or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair Value [1]
In millions	Classification	March 31, 2011	December 31, 2010
Derivatives designated as hedges:
Natural gas	Other current assets	$(3)	$0
Natural gas	Accounts payable	0	(5)
Foreign currency	Other current assets	(3)	0
Foreign currency	Accounts payable	(1)	0

		(7)	(5)

Derivatives not designated as hedges:
Foreign currency	Other current assets	9	1
Foreign currency	Accounts payable	0	(3)

		9	(2)

Total derivatives		$2	$(7)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts and hedged consumption in British Thermal Units (“BTU’s”) at March 31, 2011 and December 31, 2010 are presented below.

In millions
March 31, 2011		December 31, 2010
Notional value	Hedged consumption (BTU)	Notional value	Hedged consumption (BTU)
$57	11	$58	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $2 million during the next twelve months. As of March 31, 2011, the maximum remaining term of existing hedges was two years. For the three months ended March 31, 2011 and 2010, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with short-term foreign inter-company loans, foreign cash deposits, foreign currency sales and purchases of its international operations, and foreign sales of its U.S. operations. These contracts are used to hedge the variability of exchange rates on the company’s cash flows and foreign cash deposits.

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at March 31, 2011 and December 31, 2010 are presented below.

In millions	March 31, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – not designated as hedges	$454	$544

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and costs of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $4 million. As of March 31, 2011, the maximum remaining term of existing hedges was one year. For the three months ended March 31, 2011 and 2010, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at March 31, 2011 and December 31, 2010 are presented below.

In millions	March 31, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – designated as hedges	$93	$71

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. There were no interest-rate swap agreements outstanding at March 31, 2011 and December 31, 2010. For the three months ended March 31, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness.

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2011 and 2010 are presented below.

	Three months ended March 31,
In millions	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Service cost - benefits earned during the period	$11	$11	$1	$1
Interest cost on projected benefit obligation	36	37	1	2
Expected return on plan assets	(71)	(68)	0	0
Amortization of prior service cost (income)	0	1	(1)	(1)
Amortization of net actuarial loss	4	1	0	0
Curtailment gain	(3)	(1)	0	0

Net periodic benefit (income) cost	$(23)	$(19)	$1	$2

Net periodic benefit (income) cost – continuing operations	$(20)	$(20)	$1	$2

Curtailment recognition

Pursuant to the sale of the company’s envelope products business in 2011, a curtailment gain was recorded for the three months ended March 31, 2011. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at January 31, 2011 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded a loss in other comprehensive income. Pursuant to the company’s 2008 cost initiative, certain employees were terminated resulting in a curtailment gain for the three months ended March 31, 2010. Plan assets and liabilities of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

certain U.S. qualified retirement plans were re-measured at March 31, 2010 using a discount rate of 5.75%, resulting in a net increase to the respective plans’ funded status for which the company recorded a gain in other comprehensive income. The following table summarizes the pre-tax and after-tax curtailment losses and gains recognized in other comprehensive income.

	Three months ended March 31,
In millions	2011		2010
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment (loss) gain recognized in other comprehensive income	$(3)	$(2)	$29	$18

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended March 31, 2011. However, the company expects to contribute $3 million to the funded non-U.S. plans in 2011.

9. Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are included in the weighted average shares outstanding, if dilutive. The number of potentially dilutive shares excluded from the calculation of diluted net income per share is presented below.

	Three Months Ended March 31,
In millions	2011	2010
Anti-dilutive shares	4	6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10. Equity

Changes in equity for the three months ended March 31, 2011 and 2010 are as follows:

Three months ended March 31, 2011	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income
Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306
Comprehensive income:
Net income	0	0	0	65	0	1	66
Foreign currency translation	0	0	0	0	70	0	70
Net unrealized loss on derivative instruments, net of tax	0	0	0	0	(1)	0	(1)

Comprehensive income	0	0	0	0	0	0	135

Dividends declared	0	0	0	(43)	0	0	(43)
Share-based employee compensation	0.6	0	11	0	0	0	11
Exercises of stock options	0.6	0	6	0	0	0	6

Balance at March 31, 2011	169.5	$2	$3,092	$241	$59	$21	$3,415

Three months ended March 31, 2010	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in Capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Comprehensive loss:
Net income	0	0	0	24	0	0	24
Foreign currency translation	0	0	0	0	(63)	0	(63)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	20	0	20
Net unrealized loss on derivative instruments, net of tax	0	0	0	0	(1)	0	(1)

Comprehensive loss	0	0	0	0	0	0	(20)

Dividends declared	0	0	0	(39)	0	0	(39)
Stock repurchased	(1.1)	0	(26)	0	0	0	(26)
Share-based employee compensation	0.3	0	3	0	0	0	3
Exercises of stock options	0.3	0	2	0	0	0	2

Balance at March 31, 2010	170.8	$2	$3,109	$260	$(45)	$17	$3,343

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

11. Segment information

MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include solid bleached sulfate paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

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

The Consumer & Office Products segment manufactures, sources, markets and distributes school, office and time-management products in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, Day Runner®, Five Star®, Mead® and Trapper Keeper®.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include activated carbon used in gasoline vapor emission control systems for automobiles and trucks and applications for air, water and food purification. Other products include performance chemicals used in printing inks, asphalt paving and adhesives, as well as in the agricultural, paper and petroleum industries.

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

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three months ended March 31, 2011 and 2010 are as follows:

Three months ended March 31, 2011	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$581	$98	$679	$84
Consumer Solutions	449	0	449	26
Consumer & Office Products	116	0	116	6
Specialty Chemicals	177	0	177	49
Community Development and Land Management	42	1	43	30

Total	1,365	99	1,464	195
Corporate and Other	0	0	0	(89)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(99)	(99)	0

Consolidated totals	$1,365	$0	$1,365	$107

Three months ended March 31, 2010 (1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$528	$96	$624	$30
Consumer Solutions	440	0	440	25
Consumer & Office Products	112	0	112	5
Specialty Chemicals	138	0	138	25
Community Development and Land Management	44	1	45	23

Total	1,262	97	1,359	108
Corporate and Other	0	0	0	(80)
Intersegment eliminations	0	(97)	(97)	0

Consolidated totals	$1,262	$0	$1,262	$28

(1)	Certain results for 2010 have been recast to reflect discontinued operations. See Note 14 for further discussion.

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2011, there were approximately 530 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2011, the company had recorded litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13. Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2011 and 2010:

In millions	Three months ended March 31,
	2011	2010
Interest income	$7	$4
Equity investment gain (1)	10	0
Foreign currency exchange losses	0	(3)
Other	5	5

	$22	$6

(1)

For the three months ended March 31, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

14. Discontinued operations

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. The sale resulted in a pre- and after-tax loss of $1 million for the three months ended March 31, 2011. During 2010, the company recorded pre-tax charges of $19 million ($15 million after tax) comprised of impairment of long-lived assets of $6 million, impairment of goodwill of $7 million and a pension curtailment loss of $6 million. For the three months ended March 31, 2011 and 2010, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $155 million ($128 million after tax). For the three months ended March 31, 2011 adjustments to the loss on disposition were not significant. For the three months ended March 31, 2011 and 2010, this business is reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three months ended March 31, 2011 and 2010:

In millions, except per share amounts	Three months ended March 31,
	2011	2010
Net sales	$19	$140

Cost of sales (1)	18	128
Selling, general and administrative expenses (1)	2	15
Interest expense	0	2
Other expense, net	8	0

Loss before income taxes	(9)	(5)

Income tax benefit	(3)	0

Net loss	$(6)	$(5)

Net loss per share:
Basic	$(0.04)	$(0.03)
Diluted	$(0.03)	$(0.03)

(1)	For the three months ended March 31, 2010, both cost of sales and selling, general and administrative expenses include restructuring charges of $1 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at March 31, 2011. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2010:

In millions	December 31, 2010
Accounts receivable, net	$30
Inventories	25
Other current assets	1

Current assets	56

Property, plant and equipment, net	24
Other assets	1

Non-current assets	25

Accounts payable	11
Accrued expenses	12

Current liabilities	23

Other long-term liabilities	3

15. Income taxes

For the three months ended March 31, 2011 and 2010, the effective tax rates attributable to continuing operations were as follows:

	Three months ended March 31,
	2011	2010
Effective tax rate provision (benefit)	33%	(4)%

The differences in the effective tax rates for the three months ended March 31, 2011 and 2010 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including an income tax benefit of $10 million for the three months ended March, 31, 2010 related to favorable tax audit settlements. During the three months ended March 31, 2011, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2011, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $71 million, or $0.41 per share, compared to income from continuing operations attributable to the company of $29 million, or $0.17 per share, for the three months ended March 31, 2010. The results from continuing operations for the three months ended March 31, 2011 include after-tax restructuring charges of $4 million, or $0.02 per share. The results from continuing operations for the three months ended March 31, 2010 include after-tax restructuring charges of $3 million, or $0.02 per share, as well as an income tax benefit related to favorable tax audit settlements of $10 million, or $0.06 per share.

Sales increased 8% to $1.37 billion for the three months ended March 31, 2011 compared to $1.26 billion for the three months ended March 31, 2010, driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from favorable foreign currency exchange. The company achieved year-over-year gains in packaging markets for food, home and garden and tobacco, as well as poultry and produce markets in Brazil, and automotive, infrastructure and energy markets for specialty chemicals. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 24% in the first quarter of 2011 compared to the first quarter of 2010. Revenues from emerging markets currently comprise about 28% of the company’s total sales.

Pre-tax earnings on a continuing operations basis from the company’s segments in total increased 81% to $195 million for the three months ended March 31, 2011 from $108 million for the three months ended March 31, 2010. The improved performance reflects the company’s continued execution of strategies to grow profitably in attractive global packaging and other markets, reduce overhead costs and enhance the overall operating productivity of its manufacturing facilities and supply chain. All of the company’s segments contributed to the year-over-year improvement, with strong results from the packaging, specialty chemicals and land management businesses.

Looking ahead to the second quarter of 2011, the company expects to generate increased sales from higher volumes and improvements in pricing and product mix, as well as expand margins and grow earnings compared to the second quarter of 2010. In an environment of stable to strengthening demand in targeted markets, the company expects to continue to benefit from commercial strategies focused on profitable growth in emerging markets, market share gains for innovative products and value-based pricing and product mix initiatives. Factors for the second quarter of 2011 that may offset these profit contributors include elevated input costs, particularly oil-based raw materials and freight. Furthermore, management is continuing to monitor potential second order effects from the tragedy in Japan, which could impact short-term demand for some of the company’s products.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On February 1, 2011, the company completed the sale of its envelope products business. On September 30, 2010, the company completed the sale of its media and entertainment packaging business. For the current- and prior-year periods, the company is reporting these businesses as discontinued operations in the consolidated financial statements. Results from discontinued operations were an after-tax loss of $6 million and $5 million for the three months ended March 31, 2011 and 2010, respectively. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2011 and 2010 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended March 31,
	2011	2010
Net sales	$1,365	$1,262

Cost of sales	1,049	1,031
Selling, general and administrative expenses	184	164
Interest expense	47	45
Other income, net	(22)	(6)

Income from continuing operations before income taxes	107	28
Income tax provision (benefit)	35	(1)

Income from continuing operations	72	29
Loss from discontinued operations, net of income taxes	(6)	(5)

Net income	66	24
Less: Net income attributable to non-controlling interests, net of income taxes	(1)	0

Net income attributable to the company	$65	$24

Income from continuing operations attributable to the company	$71	$29

Net income per share attributable to the company – basic:
Income from continuing operations	$0.42	$0.17
Loss from discontinued operations	(0.04)	(0.03)

Net income attributable to the company	$0.38	$0.14

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.41	$0.17
Loss from discontinued operations	(0.03)	(0.03)

Net income attributable to the company	$0.38	$0.14

Shares used to compute net income per share attributable to the company:
Basic	169.0	171.4
Diluted	172.7	173.9

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales increased 8% to $1.37 billion for the three months ended March 31, 2011 compared to $1.26 billion for the three months ended March 31, 2010, driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from favorable foreign currency exchange. The company achieved year-over-year gains in packaging markets for food, home and garden and tobacco, as well as poultry and produce markets in Brazil, and automotive, infrastructure and energy markets for specialty chemicals. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 24% in the first quarter of 2011 compared to the first quarter of 2010. Revenues from emerging markets currently comprise about 28% of the company’s total sales. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.05 billion for the three months ended March 31, 2011 compared to $1.03 billion for the three months ended March 31, 2010. During 2011, increased costs due to inflation of certain raw materials, freight and other items more than offset benefits from productivity improvements and overhead cost reductions compared to 2010. In 2011, input costs for energy, raw materials and freight were $35 million higher compared to 2010.

Selling, general and administrative expenses were $184 million for the three months ended March 31, 2011 compared to $164 million for the three months ended March 31, 2010. During 2011, increased selling, general and administrative expenses reflect the impact from increased costs associated with profitable growth initiatives in emerging markets, as well as higher employee stock compensation expense compared to 2010.

Pension income was $20 million for both the three months ended March 31, 2011 and 2010. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three months ended March 31, 2011 and 2010:

In millions	Three months ended March 31,
	2011	2010
Interest income	$7	$4
Equity investment gain (1)	10	0
Foreign currency exchange losses	0	(3)
Other	5	5

	$22	$6

(1)

For the three months ended March 31, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

Interest expense from continuing operations was $47 million for the three months ended March 31, 2011 and was comprised of $39 million related to bond and bank debt, $5 million related to borrowings on insurance polices and $3 million related to other items. Interest expense from continuing operations was $45 million for the three months ended March 31, 2010 and was comprised of $37 million related to bond and bank debt, $5 million related to borrowings on insurance polices and $3 million related to other items.

For the three months ended March 31, 2011, the effective tax rate provision attributable to continuing operations was approximately 33%. For the three months ended March 31, 2010, the effective tax rate benefit attributable to continuing operations was approximately (4)%. The differences in the effective tax rates for the three months ended March 31, 2011 and 2010 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including an income tax benefit of $10 million for the three months ended March 31, 2010 related to favorable tax audit settlements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s segments.

Packaging Resources

In millions	Three months ended March 31,
	2011	2010
Sales	$679	$624
Profit (1)	84	30

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include solid bleached sulfate paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

Sales for the Packaging Resources segment were $679 million and $624 million for the three months ended March 31, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2010. Total shipments of paperboard packaging declined modestly in 2011 and were impacted by adverse weather conditions in the Northeast U.S. and lower freight carrier availability compared to 2010. Shipments of SBS were 328,000 tons in 2011, relatively unchanged from 2010, as volume growth in food packaging, liquid packaging and commercial print paperboard were offset by volume declines stemming from deliberate actions to exit lower return product lines. Shipments of CNK® were 248,000 tons in 2011, down modestly at 2% from 2010, as gains in food packaging for major brand owners were more than offset by reduced volumes in multi-pack beverage packaging due to consumption declines in North America. In 2011, SBS pricing was up 9% reflecting improvement across all end markets compared to 2010. In 2011, CNK® pricing was up 8% due to open-market beverage packaging increases and gains in higher value food packaging compared to 2010. Backlogs for SBS and CNK® are currently at four and five weeks, respectively. In 2011, sales generated by this segment’s corrugated packaging business in Brazil increased 23% due to improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2010. These benefits were partially offset by volume declines associated with reduced retail activity in Brazil due to unusually wet weather conditions.

Profit for the Packaging Resources segment was $84 million and $30 million for the three months ended March 31, 2011 and 2010, respectively. Profit in 2011 benefited by $64 million from improved pricing and product mix and $19 million from improved productivity compared to 2010. These benefits in 2011 were partially offset by $23 million from input cost inflation of certain raw materials and freight and other inflation, $3 million from lower volume and $3 million from other items compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Looking ahead to the fourth quarter of 2011, the Packaging Resources segment expects to take significant downtime for maintenance and capital improvements at its Covington, VA mill that produces SBS paperboard. It is currently estimated that segment earnings for the fourth quarter of 2011 will be negatively impacted by about $30 million due to this planned outage.

Consumer Solutions

In millions	Three months ended March 31,
	2011	2010(2)
Sales	$449	$440
Profit (1)	26	25

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)

Results for 2010 have been recast to exclude the discontinued operations of the media and entertainment packaging business. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

Sales for the Consumer Solutions segment were $449 million and $440 million for the three months ended March 31, 2011 and 2010, respectively. Sales increased in 2011 primarily due to growth in home and garden packaging, where the company’s recent acquisition of Spray Plast contributed to volume gains and pricing and product mix improvement. In addition, volume gains in tobacco packaging, as well as improved pricing and product mix in beverage packaging, also contributed to overall sales growth in 2011. These benefits in 2011 were partially offset by volume declines in beverage and personal care packaging compared to 2010. Beverage packaging volumes were impacted by North American consumption declines, however, new beverage machinery commitments from carbonated soft drink, beer and dairy customers indicate future volume contribution. In addition, beverage packaging continues to see volume growth in emerging markets. Declines in personal care packaging resulted primarily from reduced consumer concerns about the H1N1 virus.

Profit for the Consumer Solutions segment was $26 million and $25 million for the three months ended March 31, 2011 and 2010, respectively. Profit in 2011 benefited by $9 million from improved productivity, $4 million from improved pricing and product mix and $2 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were partially offset by $13 million from input cost inflation of certain raw materials and freight and $1 million from lower volume compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended March 31,
	2011	2010(2)
Sales	$116	$112
Profit (1)	6	5

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)	Results for 2010 have been recast to exclude the discontinued operations of the envelope products business. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion.

The Consumer & Office Products segment manufactures, sources, markets and distributes school, office and time-management products in North America and Brazil through both retail and commercial channels. MWV produces many of the leading brand names in school supplies, time-management and commercial office products, including AMCAL®, AT-A-GLANCE®, Cambridge®, Day Runner®, Five Star®, Mead® and Trapper Keeper®.

Sales for the Consumer & Office Products segment were $116 million and $112 million for the three months ended March 31, 2011 and 2010, respectively. Increased sales in 2011 were driven by higher volumes of calendar and time management products in North America and increased sales from Tilibra as volumes of Brazilian back-to-school business shifted into the first quarter of 2011 from the fourth quarter of 2010. Sales in 2011 also benefit from favorable foreign currency exchange compared to 2010. These benefits in 2011 were partially offset by lower shipments of branded consumer products in North America compared to 2010. This segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $6 million and $5 million for the three months ended March 31, 2011 and 2010, respectively. Profit in 2011 benefited by $4 million from improved productivity, $1 million from improved pricing and product mix and $1 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were partially offset by $5 million from input cost inflation of certain raw materials and freight compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended March 31,
	2011	2010
Sales	$177	$138
Profit (1)	49	25

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include activated carbon used in gasoline vapor emission control systems for automobiles and trucks and applications for air, water and food purification. Other products include performance chemicals used in printing inks, asphalt paving and adhesives, as well as in the agricultural, paper and petroleum industries.

Sales for the Specialty Chemicals segment were $177 million and $138 million for the three months ended March 31, 2011 and 2010, respectively. Sales growth in 2011 was driven by continued penetration of developed and emerging markets with the company’s value-added solutions for infrastructure, industrial and energy markets. This segment also achieved volume gains in 2011 in oilfield chemicals, as well as in chemicals used in the production of publication inks, adhesives and paper. During 2011, automotive carbon volumes grew with increased auto and truck production in North America, Europe and in emerging markets compared to 2010.

Profit for the Specialty Chemicals segment was $49 million and $25 million for the three months ended March 31, 2011 and 2010, respectively. Profit in 2011 benefited by $21 million from improved pricing and product mix, $5 million from higher volume and $4 million from improved productivity compared to 2010. These benefits in 2011 were partially offset by $6 million from input cost inflation of certain raw materials and freight compared to 2010.

Community Development and Land Management

In millions	Three months ended March 31,
	2011	2010
Sales	$43	$45
Profit (1)	30	23

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $43 million for the three months ended March 31, 2011 compared to $45 million for the three months ended March 31, 2010. The segment sold approximately 5,600 acres for gross proceeds of approximately $21 million in 2011 compared to approximately 5,000 acres for gross proceeds of $22 million in 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Community Development and Land Management segment was $30 million for the three months ended March 31, 2011 compared to $23 million for the three months ended March 31, 2010. Profit from real estate activities was $26 million in 2011 compared to $17 million in 2010. Profit from real estate activities in 2011 includes a net gain of $10 million from the sale of a 1.1 million square foot distribution center consummated though the segment’s joint venture with The Rockefeller Group. Profit from forestry operations and leasing activities was $4 million in 2011 compared to $6 million in 2010.

The real estate sector remains challenging due to continued tight credit and weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

Corporate and Other

In millions	Three months ended March 31,
	2011	2010
Corporate and Other expense, net	$(89)	$(80)

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

Corporate and Other expense, net was $89 million and $80 million for the three months ended March 31, 2011 and 2010, respectively. In 2011, the expense, net of certain income items, includes interest expense of $47 million, pension income of $20 million and restructuring charges of $7 million. In 2010, the expense, net of certain income items, includes interest expense of $45 million, pension income of $20 million and restructuring charges of $5 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and a significant portion of MWV’s capital expenditures in 2011. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents totaled $675 million at March 31, 2011. The credit quality of the portfolio of short-term investments remains strong with the majority of cash and cash equivalents invested in U.S. government securities. The company currently has $600 million of undrawn bank-committed credit capacity. Management continuously monitors the credit quality of the company’s credit facility banks, insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

Operating activities

Cash used by operating activities from continuing operations was $10 million for the three months ended March 31, 2011 compared to $4 million for the three months ended March 31, 2010, reflecting seasonally higher working capital usage for both periods. Cash flow from operating activities from continuing operations for the three months ended March 31, 2010 includes the receipt of alternative fuel mixture credits totaling $31 million. Cash used in operating activities from discontinued operations was $5 million for the three months ended March 31, 2011 compared to $4 million for the three months ended March 31, 2010.

Investing activities

Cash used in investing activities from continuing operations was $113 million for the three months ended March 31, 2011 compared to $25 million for the three months ended March 31, 2010. Cash used in investing activities from continuing operations for the three months ended March 31, 2011 was driven by capital expenditures of $113 million, of which $57 million related to the expansion of the company’s corrugated packaging business in Brazil, and other uses of funds of $2 million, partially offset by proceeds from dispositions of assets of $2 million. Cash used in investing activities from continuing operations for the three months ended March 31, 2010 was driven by capital expenditures of $37 million, partially offset by proceeds from dispositions of assets of $3 million and other sources of funds of $9 million. Cash provided by investing activities from discontinued operations was $46 million for the three months ended March 31, 2011, reflecting net proceeds of $55 million from the disposition of the company’s envelope products business on February 1, 2011, partially offset by $9 million from post-sale costs associated with the media and entertainment packaging business disposition that occurred on September 30, 2010, compared to $1 million for the three months ended March 31, 2010.

Capital spending in 2011 associated with expansion of the company’s corrugated packaging business in Brazil is expected to be about $325 million. Funding for this expansion will be from current cash levels and cash generated from operations in Brazil, as well as from borrowings through the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility will fund qualifying equipment purchases in accordance with the BNDES agreement and will incur a fixed rate of interest of 5.5%. Principal payments will commence in 2013 with final maturity in 2020. This facility was undrawn at March 31, 2011. In addition to the expenditures associated with the company’s expansion in Brazil, capital spending in 2011 associated with productivity and other growth initiatives, as well as maintenance capital and environmental compliance, is expected to range from $300 million to $350 million. Funding for this range is expected to be primarily from current cash levels and cash flow from operations.

Financing activities

Cash used in financing activities from continuing operations was $50 million for the three months ended March 31, 2011 compared to $67 million for the three months ended March 31, 2010. Cash used in financing activities from continuing operations for the three months ended March 31, 2011 was driven by dividend payments of $42 million, repayment of long-term debt of $16 million and other uses of funds of $3 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2011 included proceeds from

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

exercises of employee stock options of $10 million and proceeds from issuance of long-term debt of $1 million. Cash used in financing activities from continuing operations for the three months ended March 31, 2010 was driven by dividend payments of $39 million, stock repurchases of $26 million, repayment of long-term debt of $16 million and other uses of funds of $1 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2010 included proceeds from short-term borrowings of $11 million, proceeds from exercises of employee stock options of $2 million and other sources of funds of $2 million.

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at March 31, 2011 and December 31, 2010. As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

The effects of foreign currency exchange rate changes on cash and cash equivalents had a favorable impact of $17 million for the three months ended March 31, 2011 compared to an unfavorable impact of $20 million for the three months ended March 31, 2010.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 37% at March 31, 2011 and 38% at December 31, 2010.

On April 18, 2011, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on June 1, 2011, to shareholders of record at the close of business on May 2, 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $20 million and $58 million in environmental capital expenditures in 2011 and 2012, respectively. Approximately $23 million was spent on environmental capital projects in 2010.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2011, there were approximately 530 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2011, the company had recorded litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Discontinued operations

Discontinued operations for the three months ended March 31, 2011 and 2010 primarily relates to the company’s sale of its envelope products business on February 1, 2011 and its media and entertainment packaging business on September 30, 2010. Loss from discontinued operations was $6 million, or $0.03 per share, for the three months ended March 31, 2011 compared to a loss of $5 million, or $0.03 per share, for the three months ended March 31, 2010. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion of discontinued operations.

Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three months ended March 31, 2011 and 2010 are related to actions taken at certain manufacturing and research and development facilities in the U.S., Brazil, and Europe pursuant to the 2008 program. Cumulative charges since the inception of the 2008 program through March 31, 2011 were $254 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2011 and 2010 are presented below.

Three months ended March 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$2	$0	$2	$0	$1	$1	$2	$1	$3
Packaging Resources	0	0	0	1	0	1	1	0	1
All other	0	1	1	0	2	2	0	3	3

Total charges	$2	$1	$3	$1	$3	$4	$3	$4	$7

Three months ended March 31, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$1	$1	$2	$1	$0	$1	$2	$1	$3
All other	0	1	1	0	1	1	0	2	2

Total charges	$1	$2	$3	$1	$1	$2	$2	$3	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2010. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING GUIDANCE

During the three months ended March 31, 2011, there were no new accounting standards issued by the Financial Accounting Standards Board that would have an impact on the company’s consolidated financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2010, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no material change in the company’s exposure to market risk from December 31, 2010 to March 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2011, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2011, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2011, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	EXHIBITS

10.38	Summary of MeadWestvaco Corporation 2011 Annual Incentive Plan under the MeadWestvaco 2005 Performance Incentive Plan, as amended

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

May 5, 2011	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer