Form 10-Q
period 2011-06-30
MEADWESTVACO Corp
filed 2011-08-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 22, 2011, there were 170,687,632 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,557	$1,429	$2,922	$2,691

Cost of sales	1,182	1,129	2,231	2,160
Selling, general and administrative expenses	205	169	389	333
Interest expense	45	48	92	93
Other income, net	(7)	(6)	(29)	(12)

Income from continuing operations before income taxes	132	89	239	117
Income tax provision	42	31	77	30

Income from continuing operations	90	58	162	87
Loss from discontinued operations, net of income taxes	0	(6)	(6)	(11)

Net income	90	52	156	76
Less: Net income attributable to non-controlling interests, net of income taxes	(1)	(2)	(2)	(2)

Net income attributable to the company	$89	$50	$154	$74

Income from continuing operations attributable to the company	$89	$56	$160	$85

Net income per share attributable to the company – basic:
Income from continuing operations	$0.52	$0.33	$0.94	$0.50
Loss from discontinued operations	0.00	(0.04)	(0.03)	(0.07)

Net income attributable to the company	$0.52	$0.29	$0.91	$0.43

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.51	$0.32	$0.92	$0.49
Loss from discontinued operations	0.00	(0.03)	(0.03)	(0.06)

Net income attributable to the company	$0.51	$0.29	$0.89	$0.43

Shares used to compute net income per share attributable to the company:
Basic	170.4	171.0	169.7	171.2
Diluted	174.5	173.4	173.6	173.7

Cash dividends per share	$0.25	$0.23	$0.50	$0.46

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	June 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$668	$790
Accounts receivable, net	839	827
Inventories	799	642
Other current assets	120	131
Current assets of discontinued operations	0	56

Current assets	2,426	2,446

Property, plant, equipment and forestlands, net	3,382	3,255
Prepaid pension asset	1,105	1,052
Goodwill	826	812
Other assets	1,254	1,224
Non-current assets of discontinued operations	0	25

	$8,993	$8,814

LIABILITIES AND EQUITY
Accounts payable	$648	$590
Accrued expenses	556	606
Notes payable and current maturities of long-term debt	226	7
Current liabilities of discontinued operations	0	23

Current liabilities	1,430	1,226

Long-term debt	1,785	2,042
Other long-term obligations	1,262	1,265
Deferred income taxes	1,003	972
Non-current liabilities of discontinued operations	0	3

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2011 – 170,613,491 (2010 – 168,331,858)	2	2
Additional paid-in capital	3,129	3,075
Retained earnings	244	219
Accumulated other comprehensive income (loss)	116	(10)

Total shareholders’ equity	3,491	3,286
Non-controlling interests	22	20

Total equity	3,513	3,306

	$8,993	$8,814

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$156	$76
Discontinued operations	6	11
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	199	195
Deferred income taxes	7	(25)
Gain on sales of assets, net	(1)	(4)
Pension income	(41)	(41)
Appreciation in cash surrender value insurance policies	(16)	(12)
Changes in working capital, excluding the effects of acquisitions and dispositions	(184)	(120)
Other, net	15	(8)

Net cash provided by operating activities from continuing operations	141	72
Discontinued operations	(4)	(10)

Net cash provided by operating activities	137	62

Cash flows from investing activities:
Capital expenditures	(264)	(77)
Proceeds from dispositions of assets	6	14
Contributions to joint ventures	(3)	(5)
Other	11	(6)
Discontinued operations	46	1

Net cash used in investing activities	(204)	(73)

Cash flows from financing activities:
Repayment of long-term debt	(38)	(32)
Changes in notes payable and other short-term borrowings, net	(1)	10
Changes in book overdrafts	(3)	(5)
Dividends paid	(85)	(79)
Proceeds from exercises of stock options	35	5
Stock repurchases	0	(32)
Other	5	0

Net cash used in financing activities	(87)	(133)

Effect of exchange rate changes on cash	32	(47)

(Decrease) increase in cash and cash equivalents	(122)	(191)

Cash and cash equivalents:
At beginning of period	790	850

At end of period	$668	$659

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the food, beverage, tobacco, healthcare, beauty and personal care, and home and garden industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

Certain information and disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted in these interim consolidated financial statements. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations. Refer to Note 14 for further discussion.

2. New accounting guidance

In June 2011, the Financial Accounting Standards Board issued new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at June 30, 2011 and December 31, 2010, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and six months ended June 30, 2011 and 2010.

In millions	June 30, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$0	$0	$0	$	0
Derivatives-liabilities	(9)	0	(9)		0
Cash equivalents	548	548	0		0

In millions	December 31, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$	0
Derivatives-liabilities	(8)	0	(8)		0
Cash equivalents	646	646	0		0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

At June 30, 2011, the book value of debt was $2.0 billion and the fair value was estimated to be $2.1 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4. Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and six months ended June 30, 2011 and 2010 are pursuant to the 2008 program. Cumulative charges since the inception of the 2008 program through June 30, 2011 were $261 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 are presented below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2011

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$3	$0	$3	$0	$0	$0	$3	$0	$3
All other	0	3	3	0	1	1	0	4	4

Total charges	$3	$3	$6	$0	$1	$1	$3	$4	$7

Three months ended June 30, 2010

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$13	$2	$15	$1	$0	$1	$14	$2	$16
All other	0	0	0	(2)	1	(1)	(2)	1	(1)

Total charges	$13	$2	$15	$(1)	$1	$0	$12	$3	$15

Six months ended June 30, 2011

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$5	$0	$5	$0	$1	$1	$5	$1	$6
Packaging Resources	0	0	0	1	0	1	1	0	1
All other	0	4	4	0	3	3	0	7	7

Total charges	$5	$4	$9	$1	$4	$5	$6	$8	$14

Six months ended June 30, 2010

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$14	$3	$17	$2	$0	$2	$16	$3	$19
All other	0	1	1	(2)	2	0	(2)	3	1

Total charges	$14	$4	$18	$0	$2	$2	$14	$6	$20

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2011:

In millions	Employee related	Other	Total
Balance at December 31, 2010	$32	$4	$36
Charges	9	3	12
Payments	(20)	(3)	(23)

Balance at June 30, 2011	$21	$4	$25

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	June 30, 2011	December 31, 2010
Raw materials	$193	$167
Production materials, stores and supplies	93	87
Finished and in-process goods	513	388

	$799	$642

Property, plant and equipment is net of accumulated depreciation of:

In millions	June 30, 2011	December 31, 2010
Accumulated depreciation	$3,714	$3,544

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$199	$112	$199	$107
Customer contracts and lists	295	97	287	86
Patents	59	39	56	35
Other – primarily licensing rights	30	26	30	25

	$583	$274	$572	$253

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	June 30, 2011	December 31, 2010
Trademarks and tradenames	$98	$94

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the three months ended June 30, 2011 and 2010 are presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2011	2010	2011	2010	2011	2010	2011	2010
(Loss) gain recognized in other comprehensive income (loss) (effective portion)	$(2)	$7	$(2)	$0	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(3)	$4	$(1)	$(4)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	0	3	5	(16)

Total gain (loss) recognized in earnings [2]	$(3)	$4	$(1)	$(4)	$0	$3	$5	$(16)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with fair value hedges or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income (loss) for the six months ended June 30, 2011 and 2010 is presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2011	2010	2011	2010	2011	2010	2011	2010
(Loss) gain recognized in other comprehensive income (loss) (effective portion)	$(6)	$10	$(3)	$(7)	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(4)	$4	$(4)	$(7)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	0	7	11	(36)

Total gain (loss) recognized in earnings [2]	$(4)	$4	$(4)	$(7)	$0	$7	$11	$(36)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with fair value hedges or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	June 30, 2011	December 31, 2010
Derivatives designated as hedges:
Natural gas	Accounts payable	$(3)	$(5)
Foreign currency	Accounts payable	(3)	0

		(6)	(5)

Derivatives not designated as hedges:
Foreign currency	Other current assets	0	1
Foreign currency	Accounts payable	(3)	(3)

		(3)	(2)

Total derivatives		$(9)	$(7)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. The company’s natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts and hedged consumption in Million Metric British Thermal Units (“MM BTU’s”) at June 30, 2011 and December 31, 2010 are presented below.

In millions
June 30, 2011		December 31, 2010
Notional value	Hedged consumption (MM BTU)	Notional value	Hedged consumption (MM BTU)
$52	10	$58	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $2 million during the next twelve months. As of June 30, 2011, the maximum remaining term of existing hedges was two years. For the three and six months ended June 30, 2011 and 2010, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at June 30, 2011 and December 31, 2010 are presented below.

In millions	June 30, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – not designated as hedges	$405	$544

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and costs of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $4 million. As of June 30, 2011, the maximum remaining term of existing hedges was one year. For the three and six months ended June 30, 2011 and 2010, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at June 30, 2011 and December 31, 2010 are presented below.

In millions	June 30, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – designated as hedges	$76	$71

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. There were no interest-rate swap agreements outstanding at June 30, 2011 and December 31, 2010. For the three and six months ended June 30, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness.

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended June 30, 2011 and 2010 are presented below.

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Service cost - benefits earned during the period	$10	$11	$1	$1
Interest cost on projected benefit obligation	36	37	1	1
Expected return on plan assets	(71)	(69)	0	0
Amortization of prior service cost (income)	1	0	0	0
Amortization of net actuarial loss (gain)	3	1	(1)	(1)
Termination benefits	0	1	0	0

Net periodic benefit (income) cost	$(21)	$(19)	$1	$1

Net periodic benefit (income) cost – continuing operations	$(21)	$(21)	$1	$1

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the six months ended June 30, 2011 and 2010 are presented below.

	Six months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Service cost - benefits earned during the period	$21	$22	$2	$2
Interest cost on projected benefit obligation	72	74	2	3
Expected return on plan assets	(142)	(137)	0	0
Amortization of prior service cost (income)	1	1	(1)	(1)
Amortization of net actuarial loss (gain)	7	2	(1)	(1)
Termination benefits	0	1	0	0
Curtailment gain	(3)	(1)	0	0

Net periodic benefit (income) cost	$(44)	$(38)	$2	$3

Net periodic benefit (income) cost – continuing operations	$(41)	$(41)	$2	$3

Curtailment recognition

Pursuant to the sale of the company’s envelope products business in 2011, a curtailment gain was recorded for the six months ended June 30, 2011. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at January 31, 2011 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded a loss in other comprehensive income. Pursuant to the company’s 2008 cost initiative, certain employees were terminated resulting in a curtailment loss for the three and six months ended June 30, 2010. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at June 30, 2010 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded a loss in other comprehensive income. The following table summarizes the pre-tax and after-tax curtailment losses recognized in other comprehensive income.

	Three months ended June 30,
In millions	2011		2010
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment loss recognized in other comprehensive income	$0	$0	$(107)	$(68)

	Six months ended June 30,
In millions	2011		2010
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment loss recognized in other comprehensive income	$(3)	$(2)	$(79)	$(50)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended June 30, 2011. However, the company expects to contribute $5 million to the funded non-U.S. plans in 2011.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive shares	2	6	2	6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10. Equity

Changes in equity for the three months ended June 30, 2011 and 2010 are as follows:

Three months ended June 30, 2011	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests	Total equity
Balance at March 31, 2011	169.5	$2	$3,092	$241	$59	$21	$3,415
Comprehensive income:
Net income	0	0	0	89	0	1	90
Foreign currency translation	0	0	0	0	55	0	55
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	2	0	2

Comprehensive income attributable to the company	0	0	0	0	0	0	147

Dividends declared	0	0	0	(86)	0	0	(86)
Exercise of stock options	1.1	0	29	0	0	0	29
Share-based employee compensation	0	0	8	0	0	0	8

Balance at June 30, 2011	170.6	$2	$3,129	$244	$116	$22	$3,513

Three months ended June 30, 2010	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at March 31, 2010	170.8	$2	$3,109	$260	$(45)	$17	$3,343
Comprehensive loss:
Net income	0	0	0	50	0	2	52
Foreign currency translation	0	0	0	0	(103)	0	(103)
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	(68)	0	(68)
Net unrealized gain on derivative instruments, net of taxes	0	0	0	0	5	0	5

Comprehensive loss attributable to the company	0	0	0	0	0	0	(114)

Dividends declared	0	0	0	(79)	0	0	(79)
Exercise of stock options	0.1	0	3	0	0	0	3
Stock repurchased	(0.2)	0	(6)	0	0	0	(6)
Share-based employee compensation	0.1	0	8	0	0	0	8

Balance at June 30, 2010	170.8	$2	$3,114	$231	$(211)	$19	$3,155

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the six months ended June 30, 2011 and 2010 are as follows:

Six months ended June 30, 2011	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Non-controlling interests
Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306
Comprehensive income:
Net income	0	0	0	154	0	2	156
Foreign currency translation	0	0	0	0	125	0	125
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	2	0	2
Net unrealized loss on derivative instruments, net of taxes	0	0	0	0	(1)	0	(1)

Comprehensive income attributable to the company	0	0	0	0	0	0	282

Dividends declared	0	0	0	(129)	0	0	(129)
Exercise of stock options	1.7	0	35	0	0	0	35
Share-based employee compensation	0.6	0	19	0	0	0	19

Balance at June 30, 2011	170.6	$2	$3,129	$244	$116	$22	$3,513

Six months ended June 30, 2010	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Comprehensive loss:
Net income	0	0	0	74	0	2	76
Foreign currency translation	0	0	0	0	(166)	0	(166)
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	(48)	0	(48)
Net unrealized gain on derivative instruments, net of taxes	0	0	0	0	4	0	4

Comprehensive loss attributable to the company	0	0	0	0	0	0	(134)

Dividends declared	0	0	0	(118)	0	0	(118)
Exercise of stock options	0.4	0	5	0	0	0	5
Stock repurchased	(1.3)	0	(32)	0	0	0	(32)
Share-based employee compensation	0.4	0	11	0	0	0	11

Balance at June 30, 2010	170.8	$2	$3,114	$231	$(211)	$19	$3,155

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

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three and six months ended June 30, 2011 and 2010 are as follows:

Three months ended June 30, 2011	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$625	$116	$741	$99
Consumer Solutions	505	0	505	36
Consumer & Office Products	182	0	182	34
Specialty Chemicals	216	0	216	56
Community Development and Land Management	29	1	30	6

Total	1,557	117	1,674	231
Corporate and Other	0	0	0	(100)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(117)	(117)	0

Consolidated totals	$1,557	$0	$1,557	$132

Three months ended June 30, 2010 (1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$560	$116	$676	$72
Consumer Solutions	484	2	486	38
Consumer & Office Products	170	0	170	28
Specialty Chemicals	180	0	180	36
Community Development and Land Management	35	1	36	12

Total	1,429	119	1,548	186
Corporate and Other	0	0	0	(99)
Non-controlling interests	0	0	0	2
Intersegment eliminations	0	(119)	(119)	0

Consolidated totals	$1,429	$0	$1,429	$89

Six months ended June 30, 2011	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$1,206	$214	$1,420	$183
Consumer Solutions	954	0	954	62
Consumer & Office Products	298	0	298	40
Specialty Chemicals	393	0	393	105
Community Development and Land Management	71	2	73	36

Total	2,922	216	3,138	426
Corporate and Other	0	0	0	(189)
Non-controlling interests	0	0	0	2
Intersegment eliminations	0	(216)	(216)	0

Consolidated totals	$2,922	$0	$2,922	$239

Six months ended June 30, 2010 (1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$1,088	$212	$1,300	$102
Consumer Solutions	924	2	926	63
Consumer & Office Products	282	0	282	33
Specialty Chemicals	318	0	318	61
Community Development and Land Management	79	2	81	35

Total	2,691	216	2,907	294
Corporate and Other	0	0	0	(179)
Non-controlling interests	0	0	0	2
Intersegment eliminations	0	(216)	(216)	0

Consolidated totals	$2,691	$0	$2,691	$117

(1)	Certain results for 2010 have been recast to reflect discontinued operations. See Note 14 for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2011, there were approximately 530 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2011, the company had recorded litigation liabilities of approximately $32 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13. Other income, net

Other income, net is comprised of the following for the three and six months ended June 30, 2011 and 2010:

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income	$7	$5	$14	$9
Foreign currency exchange gains (losses)	(1)	(1)	(1)	(4)
Equity investment gain (1)	0	0	10	0
Other	1	2	6	7

	$7	$6	$29	$12

(1)

For the six months ended June 30, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

14. Discontinued operations

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. The sale resulted in a pre- and after-tax loss of $1 million for the six months ended June 30, 2011. During 2010, the company recorded pre-tax charges of $19 million ($15 million after tax) comprised of impairment of long-lived assets of $6 million, impairment of goodwill of $7 million and a pension curtailment loss of $6 million. For the six months ended June 30, 2011 and for the three and six months ended June 30, 2010, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. There were no charges recorded for the three months ended June 30, 2011. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $155 million ($128 million after tax). For the six months ended June 30, 2011 adjustments to the loss on disposition were not significant. For the six months ended June 30, 2011 and for the three and six months ended June 30, 2010, this business is reported in discontinued operations in the consolidated statements of operations on an after-tax basis. There were no charges recorded for the three months ended June 30, 2011. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010:

In millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	$0	$123	$19	$263

Cost of sales (1)	0	118	18	246
Selling, general and administrative expenses (1)	0	16	2	31
Interest expense	0	2	0	4
Other (income) expense, net	0	(2)	8	(2)

Loss before income taxes	0	(11)	(9)	(16)

Income tax benefit	0	(5)	(3)	(5)

Net loss	$0	$(6)	$(6)	$(11)

Net loss per share
Basic	$0	$(0.04)	$(0.03)	$(0.07)
Diluted	$0	$(0.03)	$(0.03)	$(0.06)

(1)

For the three months ended June 30, 2010, cost of sales includes restructuring charges of $1 million. For the six months ended June 30, 2010, cost of sales and selling, general and administrative expenses include restructuring charges of $2 million and $1 million, respectively.

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at June 30, 2011. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2010:

In millions	December 31, 2010
Accounts receivable, net	$30
Inventories	25
Other current assets	1

Current assets	56

Property, plant and equipment, net	24
Other assets	1

Non-current assets	25

Accounts payable	11
Accrued expenses	12

Current liabilities	23

Other long-term liabilities	3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

15. Income taxes

For the three and six months ended June 30, 2011, the effective tax rate from continuing operations was approximately 32%. The differences in the effective tax rates for the three and six months ended June 30, 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including foreign and domestic tax settlements. For the three and six months ended June 30, 2010, the effective tax rate from continuing operations was approximately 35% and 26%, respectively. The differences in the effective tax rates for the three and six months ended June 30, 2010 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including domestic tax settlements. During the six months ended June 30, 2011, the changes to the company’s uncertain tax positions due to the above mentioned tax settlements were not significant.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2011, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $89 million, or $0.51 per share, compared to income from continuing operations attributable to the company of $56 million, or $0.32 per share, for the three months ended June 30, 2010. The results for the three months ended June 30, 2011 include after-tax restructuring charges of $5 million, or $0.03 per share. The results for the three months ended June 30, 2010 include after-tax restructuring charges of $10 million, or $0.06 per share.

For the six months ended June 30, 2011, the company reported income from continuing operations attributable to the company of $160 million, or $0.92 per share, compared to income from continuing operations attributable to the company of $85 million, or $0.49 per share, for the six months ended June 30, 2010. The results for the six months ended June 30, 2011 include after-tax restructuring charges of $9 million, or $0.05 per share. The results for the six months ended June 30, 2010 include after-tax restructuring charges of $13 million, or $0.08 per share, as well as an income tax benefit related to favorable tax audit settlements of $10 million, or $0.06 per share.

Sales on a continuing operations basis increased 9% to $1.56 billion for the three months ended June 30, 2011 from $1.43 billion for the three months ended June 30, 2010. Sales on a continuing operations basis increased 9% to $2.92 billion for the six months ended June 30, 2011 from $2.69 billion for the six months ended June 30, 2010. Increased sales in 2011 were driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from favorable foreign currency exchange compared to 2010. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 22% and 23% during the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively. Revenues from emerging markets currently comprise about 28% of the company’s total sales.

Pre-tax earnings on a continuing operations basis from the company’s segments in total increased 24% to $231 million for the three months ended June 30, 2011 from $186 million for the three months ended June 30, 2010. Pre-tax earnings on a continuing operations basis from the company’s segments in total increased 45% to $426 million for the six months ended June 30, 2011 from $294 million for the six months ended June 30, 2010. The improved year-over-year performance reflects MWV’s continued successful execution of strategies to grow profitably in targeted global end-markets, reduce overhead costs and improve the operating productivity of the company’s manufacturing facilities and supply chain. Strong performances from the Packaging Resources and Specialty Chemicals segments contributed significantly to the year-over-year improvement.

Looking ahead to the third quarter of 2011, the company expects earnings to improve modestly compared to the third quarter of 2010. The company expects continued benefits from value-based pricing, product mix improvement and profitable growth in faster growing emerging markets. The company also expects continued gains in manufacturing productivity. The company remains cautious around ongoing macro-economic challenges in developed markets and the impact on consumer demand, higher costs for certain raw materials and freight, as well as the potential impact of policies in key emerging markets to control inflation. The company is also continuing to monitor fiscal developments, particularly in the U.S. and Europe, which could also impact consumer confidence.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On February 1, 2011, the company completed the sale of its envelope products business. On September 30, 2010, the company completed the sale of its media and entertainment packaging business. For the current- and prior-year periods, the company is reporting these businesses as discontinued operations in the consolidated financial statements. There was no impact from discontinued operations on the results for the three months ended June 30, 2011. Results from discontinued operations were an after-tax loss of $6 million for the three months ended June 30, 2010. Results from discontinued operations were an after-tax loss of $6 million and $11 million for the six months ended June 30, 2011 and 2010, respectively. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2011 and 2010 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$1,557	$1,429	$2,922	$2,691

Cost of sales	1,182	1,129	2,231	2,160
Selling, general and administrative expenses	205	169	389	333
Interest expense	45	48	92	93
Other income, net	(7)	(6)	(29)	(12)

Income from continuing operations before income taxes	132	89	239	117
Income tax provision	42	31	77	30

Income from continuing operations	90	58	162	87
Loss from discontinued operations, net of income taxes	0	(6)	(6)	(11)

Net income	90	52	156	76
Less: Net income attributable to non-controlling interests, net of income taxes	(1)	(2)	(2)	(2)

Net income attributable to the company	$89	$50	$154	$74

Income from continuing operations attributable to the company	$89	$56	$160	$85

Net income per share attributable to the company – basic:
Income from continuing operations	$0.52	$0.33	$0.94	$0.50
Loss from discontinued operations	0.00	(0.04)	(0.03)	(0.07)

Net income attributable to the company	$0.52	$0.29	$0.91	$0.43

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.51	$0.32	$0.92	$0.49
Loss from discontinued operations	0.00	(0.03)	(0.03)	(0.06)

Net income attributable to the company	$0.51	$0.29	$0.89	$0.43

Shares used to compute net income per share attributable to the company:
Basic	170.4	171.0	169.7	171.2
Diluted	174.5	173.4	173.6	173.7

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales on a continuing operations basis increased 9% to $1.56 billion for the three months ended June 30, 2011 from $1.43 billion for the three months ended June 30, 2010. Sales on a continuing operations basis increased 9% to $2.92 billion for the six months ended June 30, 2011 from $2.69 billion for the six months ended June 30, 2010. Increased sales in 2011 were driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from favorable foreign currency exchange compared to 2010. Participation in emerging markets, including Asia and Brazil, continues to produce favorable results with related sales increasing 22% and 23% during the three and six months ended June 30, 2011 compared to the same periods in 2010, respectively. Revenues from emerging markets currently comprise about 28% of the company’s total sales. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.18 billion for the three months ended June 30, 2011 compared to $1.13 billion for the three months ended June 30, 2010. Cost of sales was $2.23 billion for the six months ended June 30, 2011 compared to $2.16 billion for the six months ended June 30, 2010. During 2011, increased costs due to inflation of certain raw materials, freight and other items, as well as unfavorable foreign currency exchange, more than offset benefits from productivity improvements and overhead cost reductions compared to 2010. For the three and six months ended June 30, 2011, input costs for energy, raw materials and freight were $40 million and $76 million higher compared to the same periods of 2010, respectively.

Selling, general and administrative expenses were $205 million for the three months ended June 30, 2011 compared to $169 million for the three months ended June 30, 2010. Selling, general and administrative expenses were $389 million for the six months ended June 30, 2011 compared to $333 million for the six months ended June 30, 2010. During 2011, increased selling, general and administrative expenses reflect increased costs associated with investments in innovation and commercializing new products, as well as higher employee stock compensation expense and unfavorable foreign currency exchange compared to 2010.

Pension income was $21 million for both the three months ended June 30, 2011 and 2010. Pension income was $41 million for both the six months ended June 30, 2011 and 2010. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and six months ended June 30, 2011 and 2010:

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Interest income	$7	$5	$14	$9
Foreign currency exchange losses	(1)	(1)	(1)	(4)
Equity investment gain (1)	0	0	10	0
Other	1	2	6	7

	$7	$6	$29	$12

(1)

For the six months ended June 30, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Interest expense from continuing operations was $45 million for the three months ended June 30, 2011 and was comprised of $37 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance polices and $2 million related to other items. Interest expense from continuing operations was $48 million for the three months ended June 30, 2010 and was comprised of $40 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance polices and $2 million related to other items. Interest expense from continuing operations was $92 million for the six months ended June 30, 2011 and was comprised of $76 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $10 million related to borrowings on insurance polices and $5 million related to other items. Interest expense from continuing operations was $93 million for the six months ended June 30, 2010 and was comprised of $77 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $10 million related to borrowings on insurance polices and $5 million related to other items.

For both the three and six months ended June 30, 2011, the effective tax rate from continuing operations was approximately 32%. The differences in the effective tax rates in 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete items including foreign and domestic tax settlements. For the three and six months ended June 30, 2010, the effective tax rate from continuing operations was approximately 35% and 26%, respectively. The differences in the effective tax rates in 2010 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including domestic tax settlements. The annual effective tax rate in 2011 from continuing operations, excluding discrete items, is expected to be about 33% reflecting the estimated mix and level of earnings between domestic and foreign operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$741	$676	$1,420	$1,300
Segment profit (1)	99	72	183	102

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Packaging Resources segment were $741 million and $676 million for the three months ended June 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix across all targeted end markets, particularly from products for food, beverage and tobacco global markets, as well as from favorable foreign currency exchange compared to 2010. Shipments of SBS were approximately 354,000 tons in 2011, up 2% from 2010 reflecting volume gains in global food applications. Shipments of CNK® were 279,000 tons in 2011, down 2% from 2010 reflecting volume declines in North America beverage applications, partially offset by volume gains in food and beverage applications in Europe and Asia. In 2011, SBS and CNK® prices were up 7% and 10%, respectively, compared to 2010. Backlogs for SBS and CNK® are currently at three and five weeks, respectively, which are expected levels for this time of year. Revenue from emerging markets increased 25% in 2011 driven by strong sales of higher value corrugated packaging in Brazil and by volume growth in food, beverage and liquid packaging applications in Asia compared to 2010. Sales generated by this segment’s Brazilian operation, Rigesa, were 19% higher in 2011 due to improved pricing and product mix reflecting the value of the company’s offerings in this market, as well as from favorable foreign currency exchange compared to 2010.

Profit for the Packaging Resources segment was $99 million and $72 million for the three months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $46 million from improved pricing and product mix and $10 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were partially offset by $18 million from input cost inflation of certain raw materials, freight and other items, $7 million from unfavorable productivity and $4 million from lower volume compared to 2010.

Sales for the Packaging Resources segment were $1.42 billion and $1.30 billion for the six months ended June 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix, particularly from products for food, beverage and tobacco global markets, as well as from favorable foreign currency exchange compared to 2010. Shipments of SBS were approximately 682,000 tons in 2011, up 1% from 2010. Shipments of CNK® were 526,000 tons in 2011, down 2% from 2010. In 2011, SBS and CNK® prices were up 8% and 9%, respectively, compared to 2010. Sales generated by Rigesa were 21% higher in 2011 due to improved pricing and product mix reflecting the value of the company’s offerings in this market, as well as from favorable foreign currency exchange compared to 2010.

Profit for the Packaging Resources segment was $183 million and $102 million for the six months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $108 million from improved pricing and product mix, $14 million from improved productivity and $8 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were partially offset by $42 million from input cost inflation of certain raw materials, freight and other items and $7 million from lower volume compared to 2010.

Looking ahead to the fourth quarter of 2011, the Packaging Resources segment expects to take significant downtime for maintenance and capital improvements at its Covington, VA mill that produces SBS paperboard. It is currently estimated that segment earnings for the fourth quarter of 2011 will be negatively impacted by about $30 million due to this planned outage.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010 (2)	2011	2010 (2)
Sales	$505	$486	$954	$926
Segment profit (1)	36	38	62	63

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
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

Sales for the Consumer Solutions segment were $505 million and $486 million for the three months ended June 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix and favorable foreign currency exchange compared to 2010, as well as the addition of a trigger sprayer business acquired in the fourth quarter of 2010. Volume gains in tobacco packaging and pricing and product mix improvement in beverage, personal care and healthcare packaging contributed to the year-over-year sales increase. These gains were partially offset by weather-related volume declines in home and garden and in beverage packaging due to lower consumption of customer offerings in North America.

Profit for the Consumer Solutions segment was $36 million and $38 million for the three months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $6 million from improved productivity, $6 million from foreign currency exchange and other items and $5 million from improved pricing and product mix compared to 2010. These benefits in 2011 were more than offset by $17 million from input cost inflation of certain raw materials, freight and other items and $2 million from lower volume compared to 2010.

Sales for the Consumer Solutions segment were $954 million and $926 million for the six months ended June 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix and favorable foreign currency exchange compared to 2010, as well as the addition of a trigger sprayer business acquired in the fourth quarter of 2010. Volume gains in tobacco packaging and pricing and product mix improvement in beverage, personal care and healthcare packaging contributed to the year-over-year sales increase. These gains were partially offset by weather-related volume declines in home and garden and in beverage packaging due to lower consumption of customer offerings in North America.

Profit for the Consumer Solutions segment was $62 million and $63 million for the six months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $13 million from improved productivity, $9 million from improved pricing and product mix and $9 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were more than offset by $29 million from input cost inflation of certain raw materials, freight and other items and $3 million from lower volume compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010 (2)	2011	2010 (2)
Sales	$182	$170	$298	$282
Segment profit (1)	34	28	40	33

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)	Results for 2010 have been recast to exclude the discontinued operations of the envelope products business. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

Sales for the Consumer & Office Products segment were $182 million and $170 million for the three months ended June 30, 2011 and 2010, respectively. Higher volume in 2011 was driven primarily by earlier shipments of North American back-to-school orders and early orders for time management products as some customers filled their seasonal merchandising plans. Tilibra, the segment’s Brazilian operation, also had increased sales of branded proprietary products to its retail customers in 2011, which also contributed to overall mix improvement for the business. This segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $34 million and $28 million for the three months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $4 million from improved productivity, $3 million from improved pricing and product mix, $3 million from foreign currency exchange and other items and $2 million from higher volume compared to 2010. These benefits in 2011 were partially offset by $6 million from input cost inflation of certain raw materials, freight and other items compared to 2010.

Sales for the Consumer & Office Products segment were $298 million and $282 million for the six months ended June 30, 2011 and 2010, respectively. In 2011, higher volume drove sales growth as some North American customers took early delivery of both branded consumer and time management products as part of their seasonal merchandising plans. In addition, Tilibra, the segment’s Brazilian operation, had slightly higher volume from the shift of Brazilian back-to-school volume into 2011 from 2010. The Brazilian business also benefited from improved product mix during the first half of 2011 as shipments of proprietary branded products were higher than last year. Sales of calendar and time management products in North America also contributed to the product mix improvement compared to 2010.

Profit for the Consumer & Office Products segment was $40 million and $33 million for the six months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $7 million from improved productivity, $5 million from foreign currency exchange and other items, $4 million from improved pricing and product mix and $2 million from higher volume compared to 2010. These benefits in 2011 were partially offset by $11 million from input cost inflation of certain raw materials, freight and other items compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$216	$180	$393	$318
Segment profit (1)	56	36	105	61

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $216 million and $180 million for the three months ended June 30, 2011 and 2010, respectively. Sales increased in 2011 from continued success in targeted higher-value markets for performance chemicals and carbon technologies. The segment achieved strong volume gains in performance chemicals used in the production of publication inks, adhesives and oilfield drilling solutions. Sales in carbon technologies increased due to improved pricing and product mix. Volumes for automotive carbon decreased due to lower auto production levels in Japan as a result of the recent tsunami.

Profit for the Specialty Chemicals segment was $56 million and $36 million for the three months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $30 million from improved pricing and product mix and $1 million from higher volume compared to 2010. These benefits in 2011 were partially offset by $10 million from input cost inflation of certain raw materials, freight and other items and $1 million from unfavorable productivity compared to 2010.

Sales for the Specialty Chemicals segment were $393 million and $318 million for the six months ended June 30, 2011 and 2010, respectively. Sales increased in 2011 from continued success in targeted higher-value markets for performance chemicals and carbon technologies. The segment achieved strong volume gains in performance chemicals used in the production of publication inks, adhesives and oilfield drilling solutions. Sales in carbon technologies increased due to improved pricing and product mix. Volumes for automotive carbon decreased due to lower auto production levels in Japan as a result of the recent tsunami.

Profit for the Specialty Chemicals segment was $105 million and $61 million for the six months ended June 30, 2011 and 2010, respectively. Profit in 2011 benefited by $51 million from improved pricing and product mix, $6 million from higher volume and $3 million from improved productivity compared to 2010. These benefits in 2011 were partially offset by $15 million from input cost inflation of certain raw materials, freight and other items and $1 million from unfavorable foreign currency exchange and other items compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Sales	$30	$36	$73	$81
Segment profit (1)	6	12	36	35

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $30 million for the three months ended June 30, 2011 compared to $36 million for the three months ended June 30, 2010. Profit was $6 million for the three months ended June 30, 2011 compared to $12 million for the three months ended June 30, 2010. Profit from real estate activities was $5 million in 2011 compared to $9 million in 2010. The segment sold approximately 4,700 acres for gross proceeds of $11 million in 2011 compared to approximately 5,700 acres for gross proceeds of $15 million in 2010. Profit from forestry operations and leasing activities was $1 million in 2011 compared to $3 million in 2010.

Sales for the Community Development and Land Management segment were $73 million for the six months ended June 30, 2011 compared to $81 million for the six months ended June 30, 2010. Profit was $36 million for the six months ended June 30, 2011 compared to $35 million for the six months ended June 30, 2010. Profit from real estate activities was $31 million in 2011 compared to $26 million in 2010. Profit from real estate activities in 2011 includes a net gain of $10 million from the sale of a 1.1 million square foot distribution center consummated through the segment’s joint venture with The Rockefeller Group. The segment also sold approximately 10,300 acres for gross proceeds of $32 million in 2011 compared to approximately 10,700 acres for gross proceeds of $37 million in 2010. Profit from forestry operations and leasing activities was $5 million in 2011 compared to $9 million in 2010.

The real estate sector remains challenging due to continued tight credit and weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Corporate and Other expense, net	$(100)	$(99)	$(189)	$(179)

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

Corporate and Other expense, net was $100 million and $99 million for the three months ended June 30, 2011 and 2010, respectively. In 2011, the expense, net of certain income items, includes interest expense of $45 million, pension income of $21 million and restructuring charges of $7 million. In 2010, the expense, net of certain income items, includes interest expense of $48 million, pension income of $21 million and restructuring charges of $15 million.

Corporate and Other expense, net was $189 million and $179 million for the six months ended June 30, 2011 and 2010, respectively. In 2011, the expense, net of certain income items, includes interest expense of $92 million, pension income of $41 million and restructuring charges of $14 million. In 2010, the expense, net of certain income items, includes interest expense of $93 million, pension income of $41 million and restructuring charges of $20 million.

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

Cash and cash equivalents totaled $668 million at June 30, 2011. The credit quality of the portfolio of short-term investments remains strong with the majority of cash and cash equivalents invested in U.S. government securities. The company currently has $600 million of undrawn bank-committed credit capacity. Management continuously monitors the credit quality of the company’s credit facility banks, insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

Operating activities

Cash provided by operating activities from continuing operations was $141 million for the six months ended June 30, 2011 compared to $72 million for the six months ended June 30, 2010. The increase in cash flows from continuing operations in 2011 was primarily attributable to higher earnings compared to 2010. Cash used in operating activities from discontinued operations was $4 million for the six months ended June 30, 2011 compared to $10 million for the six months ended June 30, 2010.

Investing activities

Cash used in investing activities from continuing operations was $250 million for the six months ended June 30, 2011 compared to $74 million for the six months ended June 30, 2010. Cash used in investing activities from continuing operations for the six months ended June 30, 2011 was driven by capital expenditures of $264 million and contributions to joint ventures of $3 million, offset in part by proceeds from dispositions of assets of $6 million and other sources of funds of $11 million. Cash used in investing activities from continuing operations for the six months ended June 30, 2010 was driven by capital expenditures of $77 million, contributions to joint ventures of $5 million and other uses of funds of $6 million, offset in part by proceeds from dispositions of assets of $14 million. Cash provided by investing activities from discontinued operations was $46 million for the six months ended June 30, 2011 primarily due to the disposition of the company’s envelope products business on February 1, 2011. Cash provided by investing activities from discontinued operations was $1 million for the six months ended June 30, 2010.

Capital spending in 2011 associated with the expansion of MWV’s corrugated packaging business in Brazil is expected to be about $325 million. For the six months ended June 30, 2011, capital spending associated with the expansion was $128 million. Total spending for the expansion is estimated to be about $475 million and construction is expected to be completed during the second half of 2012. In addition to the estimated expenditures associated with the expansion in Brazil, capital spending in 2011 related to productivity initiatives, as well as maintenance capital and environmental compliance, is expected to range from $300 million to $350 million.

Financing activities

Cash used in financing activities from continuing operations was $87 million for the six months ended June 30, 2011 compared to $133 million for the six months ended June 30, 2010. Cash used in financing activities from continuing operations for the six months ended June 30, 2011 was driven by dividend payments of $85 million, repayment of long-term debt of $38 million, as well as from changes in book overdrafts of $3 million and changes in notes payable and other short-term borrowings of $1 million. Cash provided by financing activities from continuing operations for the six months ended June 30, 2011 included proceeds from exercises of employee stock options of $35 million and other sources of funds of $5 million. Cash used in financing activities from continuing operations for the six months ended June 30, 2010 was driven by dividend payments of $79 million, repayment of long-term debt of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

$32 million, stock repurchases of $32 million and changes in book overdrafts of $5 million. Cash provided by financing activities from continuing operations for the six months ended June 30, 2010 included proceeds from short-term borrowings of $10 million and proceeds from exercises of employee stock options of $5 million.

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at June 30, 2011 and December 31, 2010. As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

Funding for the company’s expansion in Brazil will be from current cash levels and cash generated from operations in Brazil, as well as from borrowings through the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility will fund qualifying equipment purchases in accordance with the BNDES agreement and will incur a fixed rate of interest of 5.5%. Total borrowings during the expansion period under this facility are expected to be approximately $300 million and such obligation will be denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Repayment of this debt is expected to be funded from operating cash flow generated in Brazil. This facility was undrawn at June 30, 2011; however, approximately $64 million was drawn as of July 31, 2011.

The effects of foreign currency exchange rate changes on cash and cash equivalents had a favorable impact of $32 million for the six months ended June 30, 2011 compared to an unfavorable impact of $47 million for the six months ended June 30, 2010.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 37% at June 30, 2011 and 38% at December 31, 2010.

On June 28, 2011, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on September 1, 2011, to shareholders of record at the close of business on August 1, 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $51 million and $71 million in environmental capital expenditures in 2011 and 2012, respectively. Approximately $23 million was spent on environmental capital projects in 2010.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2011, there were approximately 530 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2011, the company had recorded litigation liabilities of approximately $32 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Discontinued operations

Discontinued operations for the three and six months ended June 30, 2011 and 2010 primarily relate to the company’s sales of its envelope products business on February 1, 2011 and its media and entertainment packaging business on September 30, 2010. There was no impact from discontinued operations on the results for the three months ended June 30, 2011. Results from discontinued operations were an after-tax loss of $6 million for the three months ended June 30, 2010. Results from discontinued operations were an after-tax loss of $6 million and $11 million for the six months ended June 30, 2011 and 2010, respectively. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and six months ended June 30, 2011 and 2010 are pursuant to the 2008 program. Cumulative charges since the inception of the 2008 program through June 30, 2011 were $261 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 are presented below.

Three months ended June 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$3	$0	$3	$0	$0	$0	$3	$0	$3
All other	0	3	3	0	1	1	0	4	4

Total charges	$3	$3	$6	$0	$1	$1	$3	$4	$7

Three months ended June 30, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$13	$2	$15	$1	$0	$1	$14	$2	$16
All other	0	0	0	(2)	1	(1)	(2)	1	(1)

Total charges	$13	$2	$15	$(1)	$1	$0	$12	$3	$15

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$5	$0	$5	$0	$1	$1	$5	$1	$6
Packaging Resources	0	0	0	1	0	1	1	0	1
All other	0	4	4	0	3	3	0	7	7

Total charges	$5	$4	$9	$1	$4	$5	$6	$8	$14

Six months ended June 30, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$14	$3	$17	$2	$0	$2	$16	$3	$19
All other	0	1	1	(2)	2	0	(2)	3	1

Total charges	$14	$4	$18	$0	$2	$2	$14	$6	$20

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

NEW ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board issued new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no material change in the company’s exposure to market risk from December 31, 2010 to June 30, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2011, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2011, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2011, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	EXHIBITS

10.1	Amended and Restated MeadWestvaco Corporation 2005 Performance Incentive Plan (incorporated by reference to Annex A to MWV’s Proxy Statement, dated March 17, 2011 filed with the Securities and Exchange Commission)

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

August 4, 2011	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer