Form 10-Q
period 2011-09-30
MEADWESTVACO Corp
filed 2011-11-02
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

COMMISSION FILE NUMBER 001-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	501 South 5th Street
31-1797999	Richmond, Virginia 23219-0501 Telephone 804-444-1000
(I.R.S. Employer Identification No.)	(Address and telephone number of registrant’s principal executive offices)

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

At October 21, 2011, there were 170,740,609 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,639	$1,504	$4,561	$4,195

Cost of sales	1,234	1,155	3,465	3,315
Selling, general and administrative expenses	197	193	586	526
Interest expense	45	46	137	139
Other income, net	(7)	(2)	(36)	(14)

Income from continuing operations before income taxes	170	112	409	229
Income tax provision	52	2	129	32

Income from continuing operations	118	110	280	197
Loss from discontinued operations, net of income taxes	0	(124)	(6)	(135)

Net income (loss)	118	(14)	274	62
Less: Net income attributable to non-controlling interests, net of income taxes	(1)	(1)	(3)	(3)

Net income (loss) attributable to the company	$117	$(15)	$271	$59

Income from continuing operations attributable to the company	$117	$109	$277	$194

Net income (loss) per share attributable to the company – basic:
Income from continuing operations	$0.68	$0.64	$1.63	$1.14
Loss from discontinued operations	0.00	(0.73)	(0.04)	(0.79)

Net income (loss) attributable to the company	$0.68	$(0.09)	$1.59	$0.35

Net income (loss) per share attributable to the company – diluted:
Income from continuing operations	$0.67	$0.63	$1.59	$1.12
Loss from discontinued operations	0.00	(0.72)	(0.03)	(0.78)

Net income (loss) attributable to the company	$0.67	$(0.09)	$1.56	$0.34

Shares used to compute net income (loss) per share attributable to the company:
Basic	171.0	170.2	170.2	170.9
Diluted	174.4	172.5	173.9	173.3

Cash dividends per share	$0.25	$0.23	$0.75	$0.69

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents	$757	$790
Accounts receivable, net	810	827
Inventories	748	642
Other current assets	108	131
Current assets of discontinued operations	0	56

Current assets	2,423	2,446

Property, plant, equipment and forestlands, net	3,361	3,255
Prepaid pension asset	1,132	1,052
Goodwill	809	812
Other assets	1,194	1,224
Non-current assets of discontinued operations	0	25

	$8,919	$8,814

LIABILITIES AND EQUITY
Accounts payable	$588	$590
Accrued expenses	591	606
Notes payable and current maturities of long-term debt	239	7
Current liabilities of discontinued operations	0	23

Current liabilities	1,418	1,226

Long-term debt	1,849	2,042
Other long-term obligations	1,230	1,265
Deferred income taxes	993	972
Non-current liabilities of discontinued operations	0	3

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2011 – 170,731,691 (2010 – 168,331,858)	2	2
Additional paid-in capital	3,140	3,075
Retained earnings	360	219
Accumulated other comprehensive loss	(95)	(10)

Total shareholders’ equity	3,407	3,286
Non-controlling interests	22	20

Total equity	3,429	3,306

	$8,919	$8,814

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$274	$62
Discontinued operations	6	135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	297	292
Deferred income taxes	18	15
Gain on sales of assets, net	(1)	(2)
Pension income	(61)	(62)
Appreciation in cash surrender value insurance policies	(18)	(18)
Change in alternative fuel mixture credit receivable	0	31
Changes in working capital, excluding the effects of acquisitions and dispositions	(126)	(124)
Other, net	3	4

Net cash provided by operating activities from continuing operations	392	333
Discontinued operations	(5)	(6)

Net cash provided by operating activities	387	327

Cash flows from investing activities:
Capital expenditures	(439)	(136)
Proceeds from dispositions of assets	26	26
Contributions to joint ventures	(7)	(9)
Other	10	(7)
Discontinued operations	45	59

Net cash used in investing activities	(365)	(67)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	79	2
Repayment of long-term debt	(40)	(130)
Changes in notes payable and other short-term borrowings, net	15	11
Changes in book overdrafts	(11)	(4)
Dividends paid	(127)	(118)
Proceeds from exercises of stock options	36	5
Stock repurchases	0	(91)
Other	4	(2)

Net cash used in financing activities	(44)	(327)
Effect of exchange rate changes on cash	(11)	(9)

(Decrease) increase in cash and cash equivalents	(33)	(76)

Cash and cash equivalents:
At beginning of period	790	850

At end of period	$757	$774

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

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance regarding the testing of goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. This accounting guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The company intends to adopt the above provisions effective for its annual goodwill test to be performed in the fourth quarter of 2011. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at September 30, 2011 and December 31, 2010, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and nine months ended September 30, 2011 and 2010.

	$000	$000	$000	$000
In millions	September 30, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$2	$0	$2	$0
Derivatives-liabilities	(10)	0	(10)	0
Cash equivalents	649	649	0	0

	$000	$000	$000	$000
In millions	December 31, 2010	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$0
Derivatives-liabilities	(8)	0	(8)	0
Cash equivalents	646	646	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

At September 30, 2011, both the book value and estimated fair value of debt were $2.1 billion. The company estimates the fair values of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4.	Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and nine months ended September 30, 2011 and 2010 are pursuant to the 2008 program. Cumulative charges since the inception of the 2008 program through September 30, 2011 were $268 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 are presented below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended September 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$0	$1	$1	$1	$0	$1	$1	$1	$2
Packaging Resources	0	1	1	1	0	1	1	1	2
All other(1)	0	1	1	0	2	2	0	3	3

Total charges	$0	$3	$3	$2	$2	$4	$2	$5	$7

(1)	Includes $1 million related to employee relocation costs.

Three months ended September 30, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$9	$1	$10	$2	$0	$2	$11	$1	$12
All other(1)	0	3	3	(1)	1	0	(1)	4	3

Total charges	$9	$4	$13	$1	$1	$2	$10	$5	$15

(1)	Includes $2 million related to employee relocation costs.

Nine months ended September 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$5	$1	$6	$1	$1	$2	$6	$2	$8
Packaging Resources	0	1	1	2	0	2	2	1	3
All other(1)	0	5	5	0	5	5	0	10	10

Total charges	$5	$7	$12	$3	$6	$9	$8	$13	$21

(1)	Includes $5 million related to employee relocation costs.

Nine months ended September 30, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$23	$4	$27	$4	$0	$4	$27	$4	$31
All other(1)	0	4	4	(3)	3	0	(3)	7	4

Total charges	$23	$8	$31	$1	$3	$4	$24	$11	$35

(1)	Includes $3 million related to employee relocation costs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2011:

In millions	Employee related	Other	Total
Balance at December 31, 2010	$32	$4	$36
Charges	12	4	16
Payments	(26)	(4)	(30)

Balance at September 30, 2011	$18	$4	$22

5.	Inventories and property, plant and equipment

Inventories consist of:

	$0,000	$0,000
In millions	September 30, 2011	December 31, 2010
Raw materials	$185	$167
Production materials, stores and supplies	88	87
Finished and in-process goods	475	388

	$748	$642

Property, plant and equipment is net of accumulated depreciation of:

	$0,000	$0,000
In millions	September 30, 2011	December 31, 2010
Accumulated depreciation	$3,675	$3,544

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2011		December 31, 2010
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$196	$113	$199	$107
Customer contracts and lists	284	98	287	86
Patents	58	40	56	35
Other – primarily licensing rights	29	25	30	25

	$567	$276	$572	$253

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	September 30, 2011	December 31, 2010
Trademarks and tradenames	$95	$94

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the three months ended September 30, 2011 and 2010 are presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2011	2010	2011	2010	2011	2010	2011	2010
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$4	$(6)	$(7)	$(6)	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(1)	$2	$(2)	$(2)	$0	$0	$0	$0
(Loss) gain recognized in earnings [1]	0	0	0	0	0	0	1	25

Total (loss) gain recognized in earnings[2]	$(1)	$2	$(2)	$(2)	$0	$0	$1	$25

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments on the consolidated statements of operations and accumulated other comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 is presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2011	2010	2011	2010	2011	2010	2011	2010
(Loss) gain recognized in other comprehensive income (loss) (effective portion)	$(2)	$4	$(10)	$(13)	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(5)	$6	$(6)	$(9)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	0	7	12	(11)

Total (loss) gain recognized in earnings[2]	$(5)	$6	$(6)	$(9)	$0	$7	$12	$(11)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with fair value hedges or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	September 30, 2011	December 31, 2010
Derivatives designated as hedges:
Natural gas	Accounts payable	$(7)	$(5)
Natural gas	Other long term obligations	(1)	0
Foreign currency	Other current assets	1	0
Foreign currency	Accounts payable	1	0

		(6)	(5)
Derivatives not designated as hedges:
Foreign currency	Other current assets	1	1
Foreign currency	Accounts payable	(3)	(3)

		(2)	(2)

Total derivatives		$(8)	$(7)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. The company’s natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million Metric British Thermal Units (“MMBTU’s”) at September 30, 2011 and December 31, 2010 are presented below.

In MMBTU’s
September 30, 2011	December 31, 2010
13	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $7 million during the next twelve months. As of September 30, 2011, the maximum remaining term of existing hedges was two years. For the three and nine months ended September 30, 2011 and 2010, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with short-term foreign inter-company loans, foreign cash deposits, foreign currency purchases of its international operations, and foreign sales of its U.S. operations. These contracts are used to hedge the variability of exchange rates on the company’s cash flows and foreign cash deposits.

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at September 30, 2011 and December 31, 2010 are presented below.

In millions	September 30, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – not designated as hedges	$430	$544

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and costs of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $2 million. As of September 30, 2011, the maximum remaining term of existing hedges was one year. For the three and nine months ended September 30, 2011 and 2010, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at September 30, 2011 and December 31, 2010 are presented below.

In millions	September 30, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – designated as hedges	$61	$71

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. There were no interest-rate swap agreements outstanding at September 30, 2011 and December 31, 2010. For the three and nine months ended September 30, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness.

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended September 30, 2011 and 2010 are presented below.

	Three months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Service cost - benefits earned during the period	$11	$12	$1	$1
Interest cost on projected benefit obligation	36	36	2	1
Expected return on plan assets	(71)	(68)	0	0
Amortization of prior service cost (income)	0	1	(1)	(1)
Amortization of net actuarial loss (gain)	4	2	0	0
Termination benefits	0	0	0	0
Curtailment gain	0	(2)	0	0

Net periodic benefit (income) cost	$(20)	$(19)	$2	$1

Net periodic benefit (income) cost – continuing operations	$(20)	$(21)	$2	$1

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the nine months ended September 30, 2011 and 2010 are presented below.

	Nine months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2011	2010	2011	2010
Service cost - benefits earned during the period	$32	$34	$3	$3
Interest cost on projected benefit obligation	108	110	4	4
Expected return on plan assets	(213)	(205)	0	0
Amortization of prior service cost (income)	1	2	(2)	(2)
Amortization of net actuarial loss (gain)	11	4	(1)	(1)
Termination benefits	0	1	0	0
Curtailment gain	(3)	(3)	0	0

Net periodic benefit (income) cost	$(64)	$(57)	$4	$4

Net periodic benefit (income) cost – continuing operations	$(61)	$(62)	$4	$4

Curtailment recognition

Pursuant to the sale of the company’s envelope products business in 2011, a curtailment gain was recorded for the nine months ended September 30, 2011. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at January 31, 2011 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded a loss in other comprehensive income. Pursuant to the company’s 2008 cost initiative, certain employees were terminated resulting in a curtailment gain for the three and nine months ended September 30, 2010. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at September 30, 2010 using a discount rate of 4.75%, resulting in a net increase to the respective plans’ funded status for which the company recorded a gain in other comprehensive income for the three months ended September 30, 2010 and a loss in other comprehensive income for the nine months ended September 30, 2010. The following table summarizes the pre-tax and after-tax curtailment gains and losses recognized in other comprehensive income.

	$00	$00	$00	$00
	Three months ended September 30,
In millions	2011		2010
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment gain (loss) recognized in other comprehensive income	$0	$0	$27	$19

	$00	$00	$00	$00
	Nine months ended September 30,
In millions	2011		2010
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment gain (loss) recognized in other comprehensive income	$(3)	$(2)	$(52)	$(31)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended September 30, 2011. However, the company expects to contribute $5 million to the funded non-U.S. plans in 2011.

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

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive shares	5	9	4	6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Equity

Changes in equity for the three months ended September 30, 2011 and 2010 are as follows:

Three months ended September 30, 2011	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at June 30, 2011	170.6	$2	$3,129	$244	$116	$22	$3,513
Comprehensive income (loss):
Net income (loss)	0	0	0	117	0	1	118
Foreign currency translation	0	0	0	0	(214)	0	(214)
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	2	0	2
Net unrealized gain (loss) on derivative instruments, net of taxes	0	0	0	0	1	0	1

Comprehensive income (loss) attributable to the company	0	0	0	0	0	0	(93)

Dividends declared	0	0	0	(1)	0	(1)	(2)
Exercise of stock options	0.1	0	1	0	0	0	1
Share-based employee compensation	0	0	10	0	0	0	10

Balance at September 30, 2011	170.7	$2	$3,140	$360	$(95)	$22	$3,429

Three months ended September 30, 2010	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income ( loss)	Non-controlling interests	Total equity
Balance at June 30, 2010	170.8	$2	$3,114	$231	$(211)	$19	$3,155
Comprehensive income (loss):
Net income (loss)	0	0	0	(15)	0	1	(14)
Foreign currency translation	0	0	0	0	142	0	142
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	21	0	21
Net unrealized gain (loss) on derivative instruments, net of taxes	0	0	0	0	(8)	0	(8)

Comprehensive income (loss) attributable to the company	0	0	0	0	0	0	141

Dividends declared	0	0	0	(1)	0	(1)	(2)
Exercise of stock options	0	0	0	0	0	0	0
Stock repurchased	(2.6)	0	(60)	0	0	0	(60)
Share-based employee compensation	0	0	11	0	0	0	11

Balance at September 30, 2010	168.2	$2	$3,065	$215	$(56)	$19	$3,245

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the nine months ended September 30, 2011 and 2010 are as follows:

Nine months ended September 30, 2011	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests
Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306
Comprehensive income (loss):
Net income (loss)	0	0	0	271	0	3	274
Foreign currency translation	0	0	0	0	(89)	0	(89)
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	4	0	4
Net unrealized gain (loss) on derivative instruments, net of taxes	0	0	0	0	0	0	0

Comprehensive income (loss) attributable to the company	0	0	0	0	0	0	189

Dividends declared	0	0	0	(130)	0	(1)	(131)
Exercise of stock options	1.8	0	36	0	0	0	36
Share-based employee compensation	0.6	0	29	0	0	0	29

Balance at September 30, 2011	170.7	$2	$3,140	$360	$(95)	$22	$3,429

Nine months ended September 30, 2010	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Comprehensive income (loss):
Net income (loss)	0	0	0	59	0	3	62
Foreign currency translation	0	0	0	0	(24)	0	(24)
Adjustments related to pension and other benefit plans, net of taxes	0	0	0	0	(27)	0	(27)
Net unrealized gain (loss) on derivative instruments, net of taxes	0	0	0	0	(4)	0	(4)

Comprehensive income (loss) attributable to the company	0	0	0	0	0	0	7

Dividends declared	0	0	0	(119)	0	(1)	(120)
Exercise of stock options	0.4	0	5	0	0	0	5
Stock repurchased	(3.9)	0	(92)	0	0	0	(92)
Share-based employee compensation	0.4	0	22	0	0	0	22

Balance at September 30, 2010	168.2	$2	$3,065	$215	$(56)	$19	$3,245

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

11.	Segment information

MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include solid bleached sulfate paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of high-value packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. The segment’s Brazilian operation, MWV Rigesa, is a fully-integrated manufacturer of corrugated packing solutions for produce, meat and consumer products markets in South America.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three and nine months ended September 30, 2011 and 2010 are as follows:

Three months ended September 30, 2011	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$656	$94	$750	$102
Consumer Solutions	478	0	478	27
Consumer & Office Products	228	0	228	53
Specialty Chemicals	225	0	225	56
Community Development and Land Management	52	1	53	19

Total	1,639	95	1,734	257
Corporate and Other	0	0	0	(88)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(95)	(95)	0

Consolidated totals	$1,639	$0	$1,639	$170

Three months ended September 30, 2010 (1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$603	$100	$703	$91
Consumer Solutions	455	0	455	38
Consumer & Office Products	231	0	231	51
Specialty Chemicals	189	0	189	44
Community Development and Land Management	26	0	26	2

Total	1,504	100	1,604	226
Corporate and Other	0	0	0	(115)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(100)	(100)	0

Consolidated totals	$1,504	$0	$1,504	$112

Nine months ended September 30, 2011	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$1,862	$308	$2,170	$285
Consumer Solutions	1,432	0	1,432	89
Consumer & Office Products	526	0	526	93
Specialty Chemicals	618	0	618	161
Community Development and Land Management	123	3	126	55

Total	4,561	311	4,872	683
Corporate and Other	0	0	0	(277)
Non-controlling interests	0	0	0	3
Intersegment eliminations	0	(311)	(311)	0

Consolidated totals	$4,561	$0	$4,561	$409

Nine months ended September 30, 2010 (1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Packaging Resources	$1,691	$312	$2,003	$193
Consumer Solutions	1,379	2	1,381	101
Consumer & Office Products	513	0	513	84
Specialty Chemicals	507	0	507	105
Community Development and Land Management	105	2	107	37

Total	4,195	316	4,511	520
Corporate and Other	0	0	0	(294)
Non-controlling interests	0	0	0	3
Intersegment eliminations	0	(316)	(316)	0

Consolidated totals	$4,195	$0	$4,195	$229

(1)	Certain results for 2010 have been recast to reflect discontinued operations. See Note 14 for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2011, there were approximately 520 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2011, the company had recorded litigation liabilities of approximately $34 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13.	Other income, net

Other income, net is comprised of the following for the three and nine months ended September 30, 2011 and 2010:

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income	$8	$6	$22	$15
Foreign currency exchange gains (losses)	1	3	0	(1)
Early extinguishment of debt	0	(6)	0	(6)
Equity investment gain	0	0	10	0
Other	(2)	(1)	4	6

	$7	$2	$36	$14

14.	Discontinued operations

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. The sale resulted in a pre- and after-tax loss of $1 million for the nine months ended September 30, 2011. During 2010, the company recorded pre-tax charges of $19 million ($15 million after tax) comprised of impairment of long-lived assets of $6 million, impairment of goodwill of $7 million and a pension curtailment loss of $6 million. For the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. There were no charges recorded for the three months ended September 30, 2011. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $155 million ($128 million after tax). For the nine months ended September 30, 2011 adjustments to the loss on disposition were not significant. For the nine months ended September 30, 2011 and for the three and nine months ended September 30, 2010, this business is reported in discontinued operations in the consolidated statements of operations on an after-tax basis. There were no charges recorded for the three months ended September 30, 2011. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010:

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	$0	$154	$19	$417

Cost of sales (1)	0	142	18	388
Selling, general and administrative expenses (1)	0	14	2	45
Interest expense	0	2	0	6
Other (income) expense, net	0	151	8	149

Loss before income taxes	0	(155)	(9)	(171)

Income tax benefit	0	(31)	(3)	(36)

Net loss	$0	$(124)	$(6)	$(135)

Net loss per share
Basic	$0	$(0.73)	$(0.04)	$(0.79)
Diluted	0	(0.72)	(0.03)	(0.78)

(1)	For the nine months ended September 30, 2010, cost of sales and selling, general and administrative expenses include restructuring charges of $3 million and $1 million, respectively.

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at September 30, 2011. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2010:

In millions	December 31, 2010
Accounts receivable, net	$30
Inventories	25
Other current assets	1

Current assets	56

Property, plant and equipment, net	24
Other assets	1

Non-current assets	25

Accounts payable	11
Accrued expenses	12

Current liabilities	23

Other long-term liabilities	3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

15.	Income taxes

For the three and nine months ended September 30, 2011, the effective tax rate from continuing operations was approximately 31% and 32%, respectively. The differences in the effective tax rates for the three and nine months ended September 30, 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including foreign and domestic tax settlements. For the three and nine months ended September 30, 2010, the effective tax rate from continuing operations was approximately 2% and 14%, respectively. The differences in the effective tax rates for the three and nine months ended September 30, 2010 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including domestic tax settlements. During the nine months ended September 30, 2011, the changes to the company’s uncertain tax positions due to the above mentioned tax settlements were not significant.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2011, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $117 million, or $0.67 per share, compared to income from continuing operations attributable to the company of $109 million, or $0.63 per share, for the three months ended September 30, 2010. The results for the three months ended September 30, 2011 include after-tax restructuring charges of $4 million, or $0.03 per share. The results for the three months ended September 30, 2010 include an income tax benefit from cellulosic biofuel producer credits of $15 million, or $0.09 per share; after-tax restructuring charges of $10 million, or $0.06 per share; and an after-tax charge from early retirement of debt of $4 million, or $0.02 per share.

For the nine months ended September 30, 2011, the company reported income from continuing operations attributable to the company of $277 million, or $1.59 per share, compared to income from continuing operations attributable to the company of $194 million, or $1.12 per share, for the nine months ended September 30, 2010. The results for the nine months ended September 30, 2011 include after-tax restructuring charges of $13 million, or $0.08 per share. The results for the nine months ended September 30, 2010 include a tax benefit from cellulosic biofuel producer credits and other tax items totaling $24 million, or $0.14 per share; after-tax restructuring charges of $23 million, or $0.13 per share; and an after-tax charge from early retirement of debt of $4 million, or $0.02 per share.

Sales increased 9% to $1.64 billion for the three months ended September 30, 2011 from $1.50 billion for the three months ended September 30, 2010. Sales on a continuing operations basis increased 9% to $4.56 billion for the nine months ended September 30, 2011 from $4.20 billion for the nine months ended September 30, 2010. The company is continuing to benefit from its strong execution of commercial strategies designed to achieve growth in targeted areas and expand market share, as well as value-based pricing initiatives that continue to more than offset rising input cost inflation. Increased sales in 2011 were driven by improved performance in global markets for food, beverage and tobacco packaging, as well as from higher sales of performance chemicals for inks, adhesives and oilfield drilling markets compared to 2010. Growing participation in emerging markets, such as China and Brazil, continues to produce favorable results with related sales increasing 8% and 17% during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Revenues from emerging markets currently comprise about 27% of the company’s total sales.

Pre-tax earnings from the company’s segments in total increased 14% to $257 million for the three months ended September 30, 2011 from $226 million for the three months ended September 30, 2010. Pre-tax earnings on a continuing operations basis from the company’s segments in total increased 31% to $683 million for the nine months ended September 30, 2011 from $520 million for the nine months ended September 30, 2010. The improved year-over-year performance reflects MWV’s continued successful execution of strategies of generating profitable growth in targeted global markets, investing in innovation capabilities and emerging markets, and improving the operating productivity of the company’s manufacturing facilities and supply chain. The company continues to achieve solid productivity gains reflecting the benefits from its improved manufacturing asset base and ongoing operational excellence initiatives.

Looking ahead to the fourth quarter of 2011, the company expects to build on its strong year-to-date performance and achieve record earnings in fiscal 2011. Earnings in the fourth quarter of 2011 compared to the prior year will, however, be modestly lower principally due to the estimated $30 million negative impact from the planned maintenance and upgrade outage at the Covington paperboard mill, as well as to lower rural land sales. The company also is anticipating weaker consumer demand driven by ongoing macroeconomic events, including the sovereign debt crisis in Europe and slower growth in developing markets. In addition, commodity volatility and inflation is leading to higher raw materials costs. In this difficult economic environment, the company remains focused on executing its market-focused strategies to generate profitable growth, improving operating productivity, and investing in innovative solutions and emerging markets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2011 and 2010 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$1,639	$1,504	$4,561	$4,195

Cost of sales	1,234	1,155	3,465	3,315
Selling, general and administrative expenses	197	193	586	526
Interest expense	45	46	137	139
Other income, net	(7)	(2)	(36)	(14)

Income from continuing operations before income taxes	170	112	409	229
Income tax provision	52	2	129	32

Income from continuing operations	118	110	280	197
Loss from discontinued operations, net of income taxes	0	(124)	(6)	(135)

Net income (loss)	118	(14)	274	62
Less: Net income attributable to non-controlling interests, net of income taxes	(1)	(1)	(3)	(3)

Net income (loss) attributable to the company	$117	$(15)	$271	$59

Income from continuing operations attributable to the company	$117	$109	$277	$194

Net income (loss) per share attributable to the company – basic:
Income from continuing operations	$0.68	$0.64	$1.63	$1.14
Loss from discontinued operations	0.00	(0.73)	(0.04)	(0.79)

Net income (loss) attributable to the company	$0.68	$(0.09)	$1.59	$0.35

Net income (loss) per share attributable to the company – diluted:
Income from continuing operations	$0.67	$0.63	$1.59	$1.12
Loss from discontinued operations	0.00	(0.72)	(0.03)	(0.78)

Net income (loss) attributable to the company	$0.67	$(0.09)	$1.56	$0.34

Shares used to compute net income (loss) per share attributable to the company:
Basic	171.0	170.2	170.2	170.9
Diluted	174.4	172.5	173.9	173.3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales increased 9% to $1.64 billion for the three months ended September 30, 2011 from $1.50 billion for the three months ended September 30, 2010. Sales on a continuing operations basis increased 9% to $4.56 billion for the nine months ended September 30, 2011 from $4.20 billion for the nine months ended September 30, 2010. Increased sales in 2011 were driven by strong performance in global markets for food, beverage and tobacco packaging, as well as from higher sales of performance chemicals for inks, adhesives and oilfield drilling markets compared to 2010. Sales in 2011 also benefited from favorable foreign currency exchange compared to 2010. Growing participation in emerging markets, such as China and Brazil, continues to produce favorable results with related sales increasing 8% and 17% during the three and nine months ended September 30, 2011 compared to the same periods in 2010, respectively. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.23 billion for the three months ended September 30, 2011 compared to $1.16 billion for the three months ended September 30, 2010. Cost of sales was $3.47 billion for the nine months ended September 30, 2011 compared to $3.32 billion for the nine months ended September 30, 2010. During 2011, increased costs due to inflation of certain raw materials, freight and other items, as well as unfavorable foreign currency exchange, more than offset benefits from productivity improvements and overhead cost reductions compared to 2010. For the three and nine months ended September 30, 2011, input costs for energy, raw materials and freight were $66 million and $142 million higher compared to the same periods of 2010.

Selling, general and administrative expenses were $197 million for the three months ended September 30, 2011 compared to $193 million for the three months ended September 30, 2010. Selling, general and administrative expenses were $586 million for the nine months ended September 30, 2011 compared to $526 million for the nine months ended September 30, 2010. During 2011, increased selling, general and administrative expenses reflect increased costs associated with investments in innovation and commercializing new products, as well as higher employee stock compensation expense and unfavorable foreign currency exchange compared to 2010.

Pension income was $20 million and $21 million for the three months ended September 30, 2011 and 2010, respectively. Pension income was $61 million and $62 million for the nine months ended September 30, 2011 and 2010, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and nine months ended September 30, 2011 and 2010:

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Interest income	$8	$6	$22	$15
Foreign currency exchange gains (losses)	1	3	—	(1)
Early extinguishment of debt	—	(6)	—	(6)
Equity investment gain	—	—	10	—
Other	(2)	(1)	4	6

	$7	$2	$36	$14

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Interest expense from continuing operations was $45 million for the three months ended September 30, 2011 and was comprised of $37 million related to bond and bank debt, $5 million related to borrowings on insurance policies and $3 million related to other items. Interest expense from continuing operations was $46 million for the three months ended September 30, 2010 and was comprised of $38 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance policies and $1 million related to other items. Interest expense from continuing operations was $137 million for the nine months ended September 30, 2011 and was comprised of $113 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $15 million related to borrowings on insurance policies and $8 million related to other items. Interest expense from continuing operations was $139 million for the nine months ended September 30, 2010 and was comprised of $115 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $16 million related to borrowings on insurance policies and $6 million related to other items.

For the three and nine months ended September 30, 2011, the effective tax rate from continuing operations was approximately 31% and 32%, respectively. The differences in the effective tax rates in 2011 compared to statutory rates are primarily due to the mix and levels of earnings between domestic and foreign operations, as well as from the effects of discrete tax items including foreign and domestic tax settlements. For the three and nine months ended September 30, 2010, the effective tax rate from continuing operations was approximately 2% and 14%, respectively. The differences in the effective tax rates in 2010 compared to statutory rates are primarily due to the mix and levels of earnings between domestic and foreign operations, as well as from the effects of discrete tax items including domestic tax settlements and an internal reorganization of a domestic entity resulting in the recognition of deferred tax benefits. The annual effective tax rate in 2011 from continuing operations, excluding discrete tax items, is expected to be about 33% reflecting the company’s estimate of the mix and level of earnings between domestic and foreign operations.

Discontinued operations for the three and nine months ended September 30, 2011 and 2010 primarily relates to the company’s sale of its envelope products business on February 1, 2011 and the sale of its media and entertainment packaging business on September 30, 2010. There was no impact from discontinued operations on results for the three months ended September 30, 2011. Results from discontinued operations were an after-tax loss of $124 million for the three months ended September 30, 2010. Results from discontinued operations were an after-tax loss of $6 million and $135 million for the nine months ended September 30, 2011 and 2010, respectively. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Packaging Resources

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$750	$703	$2,170	$2,003
Segment profit (1)	102	91	285	193

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include solid bleached sulfate paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is used for packaging high-value consumer products including frozen and dry food, aseptic liquid packaging, disposable cups, tobacco, cosmetics and pharmaceuticals. CNK® is used for a range of high-value packaging applications, the largest of which for MWV is multi-pack beverage packaging and food packaging. The segment’s Brazilian operation, MWV Rigesa, is a fully-integrated manufacturer of corrugated packing solutions for produce, meat and consumer products markets in South America.

Sales for the Packaging Resources segment were $750 million and $703 million for the three months ended September 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved paperboard pricing and product mix across all targeted end markets, as well as from favorable foreign currency exchange compared to 2010. During 2011, revenue from emerging markets increased 9% driven by sales of higher-value corrugated packaging in Brazil and by volume growth in food, beverage and liquid packaging applications in Asia compared to 2010. Sales generated by MWV Rigesa were 6% higher in 2011 due to improved pricing and product mix reflecting the value of its corrugated packaging offerings in South America, as well as from favorable foreign currency exchange compared to 2010. During 2011, total paperboard shipments declined 6% compared to 2010; however, this segment continued to outperform in targeted global food and beverage markets, as volumes in those markets outpaced industry trends and helped offset weaker volumes in general packaging compared to 2010. Backlogs for SBS and CNK® are currently at two and four weeks, respectively. During 2011, MWV Rigesa’s shipments moderated in line with the Brazilian economy, but remained at solid levels.

Profit for the Packaging Resources segment was $102 million and $91 million for the three months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $49 million from improved pricing and product mix, $8 million from foreign currency exchange and other items, and $7 million from improved productivity compared to 2010. These benefits in 2011 were partially offset by $42 million from input cost inflation of certain raw materials, freight and other items, $7 million from incremental year-over-year mill outage costs, primarily associated with a planned outage at the Mahrt facility, and $4 million from lower volume compared to 2010.

Sales for the Packaging Resources segment were $2.17 billion and $2.00 billion for the nine months ended September 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix, particularly from products for food, beverage and tobacco global markets, as well as from favorable foreign currency exchange compared to 2010. Sales generated by MWV Rigesa were 15% higher in 2011 due to improved pricing and product mix and favorable foreign currency exchange compared to 2010. In 2011, SBS and CNK® prices were up 8% and 9%, respectively, compared to 2010.

Profit for the Packaging Resources segment was $285 million and $193 million for the nine months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $153 million from improved pricing and product mix, $15 million from foreign currency exchange and other items and $11 million from improved productivity compared to 2010. These benefits in 2011 were partially offset by $84 million from input cost inflation of certain raw materials, freight and other items and $3 million from lower volume compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer Solutions

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$478	$455	$1,432	$1,381
Segment profit (1)	27	38	89	101

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Consumer Solutions segment were $478 million and $455 million for the three months ended September 30, 2011 and 2010, respectively. Sales increased in 2011 due to favorable foreign currency exchange and improved pricing and product mix in beverage, tobacco and personal care packaging, as well as from the addition of a trigger sprayer business acquired in the fourth quarter of 2010. During 2011, volume gains in tobacco and healthcare packaging were more than offset by declines in standard personal care pump and dispensing solutions as major North American customers focused on mix optimization and by declines in beverage packaging due to lower consumption in North America compared to 2010. Partially offsetting these volume declines in 2011 were volume growth in airless dispensers, as well as volume growth in beverage packaging in emerging markets compared to 2010.

Profit for the Consumer Solutions segment was $27 million and $38 million for the three months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $8 million from improved pricing and product mix and $3 million from improved productivity compared to 2010. These benefits in 2011 were more than offset by $14 million from input cost inflation of certain raw materials, freight and other items, $4 million from lower volume and $4 million from foreign currency exchange and other items compared to 2010.

Sales for the Consumer Solutions segment were $1.43 billion and $1.38 billion for the nine months ended September 30, 2011 and 2010, respectively. Sales increased in 2011 due to improved pricing and product mix and favorable foreign currency exchange compared to 2010, as well as from the addition of a trigger sprayer business acquired in the fourth quarter of 2010. During 2011, volume gains in tobacco were more than offset by weather-related declines in home and garden and declines in standard personal care pump and dispensing solutions as major North American customers focused on mix optimization, as well as declines in beverage packaging due to lower consumption in North America compared to 2010. Partially offsetting these volume declines in 2011 were volume growth in airless dispensers, as well as volume growth in beverage packaging in emerging markets compared to 2010.

Profit for the Consumer Solutions segment was $89 million and $101 million for the nine months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $17 million from improved pricing and product mix, $17 million from improved productivity and $5 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were more than offset by $43 million from input cost inflation of certain raw materials, freight and other items and $8 million from lower volume compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Consumer & Office Products

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010 (2)	2011	2010 (2)
Sales	$228	$231	$526	$513
Segment profit (1)	53	51	93	84

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
(2)	Results for 2010 have been recast to exclude the discontinued operations of the envelope products business. Refer to Note 14 of Notes to Consolidated Financial Statements for further discussion.

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

Sales for the Consumer & Office Products segment were $228 million and $231 million for the three months ended September 30, 2011 and 2010, respectively. During 2011, the North American back-to-school season finished in line with expectations, but slightly lower than 2010. Lower sales volume of time management products during 2011 mainly reflects the timing of shipments, which overall were in-line with the merchandising strategies of our key customers, as some time management orders shifted into the previous quarter. Higher year-over-year sales at Tilibra, the segment’s Brazilian operation, were driven by product mix improvement, which offset some of the North American volume decline in time management and office products compared to 2010. This segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $53 million and $51 million for the three months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $10 million from improved pricing and product mix, $3 million from improved productivity and $1 million from foreign currency exchange and other items compared to 2010. These benefits in 2011 were partially offset by $6 million from input cost inflation of certain raw materials, freight and other items and $6 million from lower volume compared to 2010.

Sales for the Consumer & Office Products segment were $526 million and $513 million for the nine months ended September 30, 2011 and 2010, respectively. During 2011, the North American back to school season finished in line with expectations, but slightly lower than 2010. Lower sales volume of time management products during 2011 mainly reflects the timing of shipments, as this business aligned with key customers’ merchandising strategies. Higher sales during 2011 at Tilibra, the segment’s Brazilian operation, resulted in product mix improvements, which offset some of the North American volume decline in time management and office products compared to 2010. Tilibra also benefited from higher volume from a shift of Brazilian back-to-school volume into 2011 from 2010.

Profit for the Consumer & Office Products segment was $93 million and $84 million for the nine months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $14 million from improved pricing and product mix, $11 million from improved productivity and $6 million from favorable foreign currency exchange and other items compared to 2010. These benefits in 2011 were partially offset by $18 million from input cost inflation of certain raw materials, freight and other items and $4 million from lower volume compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$225	$189	$618	$507
Segment profit (1)	56	44	161	105

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $225 million and $189 million for the three months ended September 30, 2011 and 2010, respectively. Sales growth in 2011 was driven by continued success in higher value markets for pine chemicals, asphalt additives and carbon technologies. Overall volume was essentially unchanged in 2011, with pricing and product mix improvement across key pine chemicals markets driving sales growth compared to 2010. This segment continues to benefit from its focus on the highest value formulations used in the manufacturing of publication inks, adhesives, oilfield drilling and road building and maintenance solutions. In carbon solutions, sales were up modestly in 2011 due to volume gains in water purification and price and product mix improvement compared to 2010. Automotive carbon volumes in 2011 were slightly lower than 2010 as auto production levels in Japan continue to recover from disruptions due to the tsunami.

Profit for the Specialty Chemicals segment was $56 million and $44 million for the three months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $31 million from improved pricing and product mix compared to 2010. This benefit in 2011 was partially offset by $16 million from input cost inflation of certain raw materials, freight and other items and $3 million from foreign currency exchange and other items compared to 2010.

Sales for the Specialty Chemicals segment were $618 million and $507 million for the nine months ended September 30, 2011 and 2010, respectively. Sales growth in 2011 was driven by continued success in higher value markets for pine chemicals and carbon technologies. This segment continues to benefit from its focus on the highest value formulations used in the manufacturing of publication inks, adhesives, oilfield drilling and road building and maintenance solutions. In carbon solutions, sales were up modestly in 2011 due to volume gains in water purification and pricing and product mix improvement compared to 2010. Automotive carbon volumes in 2011 were unchanged compared to 2010 as auto production levels in NAFTA were up year-over-year, although offset from lower production in Japan due to the tsunami.

Profit for the Specialty Chemicals segment was $161 million and $105 million for the nine months ended September 30, 2011 and 2010, respectively. Profit in 2011 benefited by $82 million from improved pricing and product mix, $6 million from higher volume and $2 million from improved productivity compared to 2010. These benefits in 2011 were partially offset by $31 million from input cost inflation of certain raw materials, freight and other items and $3 million from foreign currency exchange and other items compared to 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Sales	$53	$26	$126	$107
Segment profit (1)	19	2	55	37

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $53 million for the three months ended September 30, 2011 compared to $26 million for the three months ended September 30, 2010. Profit was $19 million for the three months ended September 30, 2011 compared to $2 million for the three months ended September 30, 2010. Profit from real estate activities was $18 million in 2011 compared to $1 million in 2010. The segment sold approximately 15,700 acres for gross proceeds of $31 million in 2011 compared to approximately 2,200 acres for gross proceeds of $6 million in 2010. Profit from forestry operations and leasing activities was $1 million in both 2011 and 2010.

Sales for the Community Development and Land Management segment were $126 million for the nine months ended September 30, 2011 compared to $107 million for the nine months ended September 30, 2010. Profit was $55 million for the nine months ended September 30, 2011 compared to $37 million for the nine months ended September 30, 2010. Profit from real estate activities was $49 million in 2011 compared to $27 million in 2010. Profit from real estate activities in 2011 includes a net gain of $10 million from the sale of a 1.1 million square foot distribution center consummated through the segment’s joint venture with The Rockefeller Group. The segment also sold approximately 26,000 acres for gross proceeds of $62 million in 2011 compared to approximately 13,000 acres for gross proceeds of $43 million in 2010. Profit from forestry operations and leasing activities was $6 million in 2011 compared to $10 million in 2010.

The real estate sector remains challenging due to continued tight credit and weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Corporate and Other expense, net	$(88)	$(115)	$(277)	$(294)

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

Corporate and Other expense, net was $88 million and $115 million for the three months ended September 30, 2011 and 2010, respectively. In 2011, the expense, net of certain income items, includes interest expense of $45 million, interest income of $8 million, pension income of $20 million and restructuring charges of $7 million. In 2010, the expense, net of certain income items, includes interest expense of $46 million, interest income of $6 million, pension income of $21 million and restructuring charges of $15 million.

Corporate and Other expense, net was $277 million and $294 million for the nine months ended September 30, 2011 and 2010, respectively. In 2011, the expense, net of certain income items, includes interest expense of $137 million, interest income of $22 million, pension income of $61 million and restructuring charges of $21 million. In 2010, the expense, net of certain income items, includes interest expense of $139 million, interest income of $15 million, pension income of $62 million and restructuring charges of $35 million.

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

Cash and cash equivalents totaled $757 million at September 30, 2011. The credit quality of the portfolio of short-term investments remains strong with the majority of cash and cash equivalents invested in U.S. government securities. The company currently has $600 million of undrawn bank-committed credit capacity. Management continuously monitors the credit quality of the company’s credit facility banks, insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

Operating activities

Cash provided by operating activities from continuing operations was $392 million for the nine months ended September 30, 2011 compared to $333 million for the nine months ended September 30, 2010. The increase in cash flows from continuing operations in 2011 was primarily attributable to higher earnings compared to 2010. Cash used in operating activities from discontinued operations was $5 million for the nine months ended September 30, 2011 compared to $6 million for the nine months ended September 30, 2010.

Investing activities

Cash used in investing activities from continuing operations was $410 million for the nine months ended September 30, 2011 compared to $126 million for the nine months ended September 30, 2010. Cash used in investing activities from continuing operations for the nine months ended September 30, 2011 was driven by capital expenditures of $439 million and contributions to joint ventures of $7 million, offset in part by proceeds from dispositions of assets of $26 million and other sources of funds of $10 million. Cash used in investing activities from continuing operations for the nine months ended September 30, 2010 was driven by capital expenditures of $136 million, contributions to joint ventures of $9 million and other uses of funds of $7 million, offset in part by proceeds from dispositions of assets of $26 million. Cash provided by investing activities from discontinued operations was $45 million for the nine months ended September 30, 2011 primarily due to proceeds from the disposition of the company’s envelope products business on February 1, 2011. Cash provided by investing activities from discontinued operations was $59 million for the nine months ended September 30, 2010 primarily due to proceeds from the disposition of the company’s media and entertainment business on September 30, 2010.

Capital spending in 2011 associated with the expansion of MWV’s corrugated packaging business in Brazil is expected to be about $325 million. For the nine months ended September 30, 2011, capital spending associated with the expansion was $211 million. Total spending for the expansion is estimated to be about $475 million and construction is expected to be completed early in the second half of 2012. In addition to the estimated expenditures associated with the expansion in Brazil, capital spending in 2011 related to productivity initiatives, as well as maintenance capital and environmental compliance, is expected to range from $300 million to $350 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Financing activities

Cash used in financing activities from continuing operations was $44 million for the nine months ended September 30, 2011 compared to $327 million for the nine months ended September 30, 2010. Cash used in financing activities from continuing operations for the nine months ended September 30, 2011 was driven by dividend payments of $127 million, repayment of long-term debt of $40 million and changes in book overdrafts of $11 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2011 included proceeds from the issuance of long-term debt of $79 million (primarily related to funding the company’s expansion in Brazil), proceeds from the exercise of employee stock options of $36 million, changes in notes payable and other short-term borrowings of $15 million and other sources of funds of $4 million. Cash used in financing activities from continuing operations for the nine months ended September 30, 2010 was driven by repayment of long-term debt of $130 million, dividend payments of $118 million, common stock repurchases of $91 million, changes in book overdrafts of $4 million and other uses of funds of $2 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2010 included changes in notes payable and other short-term borrowings of $11 million, proceeds from the exercise of employee stock options of $5 million and proceeds from the issuance of long-term debt of $2 million.

The company has available a $600 million bank credit facility that expires in October 2012. Borrowings under this agreement can be in unsecured domestic or Eurodollar notes and at rates approximating Prime or the London Interbank Offered Rate (“LIBOR”) at the company’s option. The revolving credit agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred income tax liabilities) to 55%, as well as certain other covenants with which the company is in compliance. The revolving credit facility was undrawn at September 30, 2011 and December 31, 2010. As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

Funding for the company’s expansion in Brazil will be from current cash levels and cash generated from operations in Brazil, as well as from borrowings through the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility will fund qualifying equipment purchases in accordance with the BNDES agreement and will incur a fixed rate of interest of 5.5%. Borrowings under this facility will be denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Repayment of this debt is expected to be funded from operating cash flow generated in Brazil. Approximately $65 million was drawn under this facility at September 30, 2011. Total remaining capacity of this facility in Brazilian Real currency was R$350 million at September 30, 2011 (U.S. dollar equivalent of approximately $190 million).

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $11 million and $9 million for the nine months ended September 30, 2011 and 2010, respectively.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 38% at both September 30, 2011 and December 31, 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $52 million and $41 million in environmental capital expenditures in 2011 and 2012, respectively. Approximately $23 million was spent on environmental capital projects in 2010.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2011, there were approximately 520 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2011, the company had recorded litigation liabilities of approximately $34 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNIFICANT TRANSACTIONS

Discontinued operations

Discontinued operations for the three and nine months ended September 30, 2011 and 2010 primarily relates to the company’s sale of its envelope products business on February 1, 2011 and the sale of its media and entertainment packaging business on September 30, 2010. There was no impact from discontinued operations on results for the three months ended September 30, 2011. Results from discontinued operations were an after-tax loss of $124 million for the three months ended September 30, 2010. Results from discontinued operations were an after-tax loss of $6 million and $135 million for the nine months ended September 30, 2011 and 2010, respectively. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and nine months ended September 30, 2011 and 2010 are pursuant to the 2008 program. Cumulative charges since the inception of the 2008 program through September 30, 2011 were $268 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 are presented below.

Three months ended September 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$0	$1	$1	$1	$0	$1	$1	$1	$2
Packaging Resources	0	1	1	1	0	1	1	1	2
All other(1)	0	1	1	0	2	2	0	3	3

Total charges	$0	$3	$3	$2	$2	$4	$2	$5	$7

(1)	Includes $1 million related to employee relocation costs.

Three months ended September 30, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$9	$1	$10	$2	$0	$2	$11	$1	$12
All other(1)	0	3	3	(1)	1	0	(1)	4	3

Total charges	$9	$4	$13	$1	$1	$2	$10	$5	$15

(1)	Includes $2 million related to employee relocation costs.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$5	$1	$6	$1	$1	$2	$6	$2	$8
Packaging Resources	0	1	1	2	0	2	2	1	3
All other(1)	0	5	5	0	5	5	0	10	10

Total charges	$5	$7	$12	$3	$6	$9	$8	$13	$21

(1)	Includes $5 million related to employee relocation costs.

Nine months ended September 30, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$23	$4	$27	$4	$0	$4	$27	$4	$31
All other(1)	0	4	4	(3)	3	0	(3)	7	4

Total charges	$23	$8	$31	$1	$3	$4	$24	$11	$35

(1)	Includes $3 million related to employee relocation costs.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NEW ACCOUNTING GUIDANCE

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. This accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In September 2011, the FASB issued new accounting guidance regarding the testing of goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. This accounting guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The company intends to adopt the above provisions effective for its annual goodwill test to be performed in the fourth quarter of 2011. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2010. There was no material change in the company’s exposure to market risk from December 31, 2010 to September 30, 2011.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2011, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2011, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2011, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	EXHIBITS

10.1	Amended and Restated MeadWestvaco Corporation 2005 Performance Incentive Plan (incorporated by reference to Annex A to MWV’s Proxy statement, dated March 17, 2011 filed with the Securities and Exchange Commission).

10.2	Rabbi Trust Agreement dated September 29, 2011 between MeadWestvaco Corporation and Union Bank, N.A. effective October 15, 2011.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

November 2, 2011	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer