Form 10-K
period 2011-12-31
MEADWESTVACO Corp
filed 2012-02-27
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of common stock held by non-affiliates was $5,638,501,418. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2012, the number of shares of common stock of the Registrant outstanding was 170,958,963.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on April 23, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or around March 21, 2012.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s most recognized brands in the healthcare, beauty and personal care, food, beverage, tobacco and home and garden industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Packaging Resources

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include bleached paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is principally used in packaging solutions for higher-value branded consumer products in global food, tobacco, cosmetics and pharmaceuticals markets. SBS is also used in liquid packaging applications for shelf-stable dairy products and other liquid food and beverage products. CNK® is used for a range of packaging applications, the largest of which for MWV are multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

Consumer Solutions

The Consumer Solutions segment designs and produces packaging solutions and systems for the food, beverage, tobacco, beauty and personal care, healthcare, and home and garden markets. This segment manufactures multi-pack cartons primarily for the global beverage take-home market, high-end packaging for the global tobacco market, injection-molded plastic and paperboard packaging for prescription drugs, and dispensing and sprayer systems for personal care, fragrance, healthcare, food, home cleaning, and garden and lawn maintenance products. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

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

On November 17, 2011, the company announced the spin-off of its Consumer & Office Products business and signed a definitive agreement to merge the business in a tax-efficient transaction into a subsidiary of ACCO Brands Corporation (“ACCO”). The transaction remains subject to approval by ACCO’s shareholders and the satisfaction of customary closing conditions and regulatory approvals. At closing, MeadWestvaco shareholders will receive 50.5% of the shares of ACCO stock and the company will receive $460 million of cash, subject to certain potential post-closing adjustments. The transaction is expected to be completed in the first half of 2012.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include performance chemicals derived from pine chemicals used in printing inks, asphalt paving and adhesives as well as the agricultural, paper and petroleum industries. This segment also includes products based on activated carbon used in gas vapor emission control systems for automobiles and trucks and applications for air, water and food purification.

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

The Packaging Resources segment competes globally with manufacturers of coated and bleached paperboard for packaging and graphic applications, as well as other specialty paperboards. The Consumer Solutions segment competes globally with numerous packaging service providers in the package design, development, and manufacturing arenas, as well as the manufacture of dispensing and spraying systems. The Consumer & Office Products segment competes with national and regional converters, as well as foreign producers, especially from Asia. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins. The Community Development and Land Management segment competes in the real estate sales and development market and the forestry products industry in the Southeastern region of the U.S.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions. Expenditures for research and development were $47 million, $41 million and $43 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Environmental laws and regulations

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $48 million and $66 million in environmental capital expenditures in 2012 and 2013, respectively. Approximately $52 million was spent on environmental capital projects in 2011.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Employees

MeadWestvaco currently employs approximately 17,000 people worldwide, of whom approximately half are employed in the U.S. and half are employed internationally. Approximately half of the company’s employees around the world are represented by labor unions under various collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and will be negotiating new collective agreements at various manufacturing locations around the world during the course of 2012. The company considers its relationships with its unions and other employee representatives to be generally good. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of any negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. While there are risks inherent in foreign investments, we do not believe at this time that such risks are material to our overall business prospects. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 66% for both of the years ended December 31, 2011 and 2010 and 67% for the year ended December 31, 2009. Export sales from MeadWestvaco’s U.S. operations were 16% for the year ended December 31, 2011 and 15% for both of the years ended December 31, 2010, and 2009. Sales that were attributable to foreign operations were 34% for both of the years ended December 31, 2011 and 2010 and 33% for the year ended December 31, 2009. For more information about the company’s U.S. and foreign operations, see Note T of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Concerns regarding adverse consumer and business confidence, the availability and cost of credit, reduced consumer spending and business investment, the volatility and strength of the capital and credit markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower business investment and lower consumer spending, the demand for our products is adversely affected. Adverse changes in the U.S., Europe or global economy could negatively affect earnings and could have a material adverse effect on our business, results of operations, cash flows and financial position. In a challenging and uncertain economic environment, we cannot predict whether or when such circumstances may occur, or what impact, if any, such circumstances could have on our business, results of operations, cash flows and financial position.

Conditions in the global capital and credit markets and the economy generally may materially adversely affect our business, results of operations and financial position.

Our results of operations and financial position could be materially affected by adverse changes in the global capital and credit markets and the economy generally, including declines in consumer and business confidence and spending, both in the U.S., Europe and elsewhere around the world. Conditions in the capital and credit markets and the effects of declines in consumer and business confidence and spending may adversely impact the ability of our suppliers and customers to conduct their business activities. The consequences of such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other related parties.

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

For the year ended December 31, 2011, sales attributable to foreign operations were approximately 34% of total sales of which approximately 14% were generated by our operations in Europe and 2% were export sales to Europe. In addition, we are currently engaged in a substantial expansion of our corrugated packaging operations in Brazil as well as expanding our participation in other emerging markets, including China and India. As our international operations and activities expand, we face increasing exposure to the risks of operating in many foreign countries. These factors include:

•	Changes generally in political, regulatory or economic conditions in the countries in which we conduct business.

•

Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over the company.

•

Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market

These risks could affect the cost of manufacturing and selling our products, our pricing, sales volume, and ultimately our financial performance. The likelihood of such occurrences and their potential effect on the company vary from country to country and are unpredictable.

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual direct emissions at its continuing major U.S. manufacturing facilities by approximately 300,000 metric tons. In 2010, total direct emissions from the company’s major U.S. manufacturing facilities were 2,149,000 metric tons. In 2010, total indirect emissions from purchased electric power and steam consumed at its major U.S. manufacturing facilities were 472,000 metric tons. Indirect emissions in 2010 resulting from transportation are estimated to have been 565,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. Data analysis for 2011 has not been developed at this time. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. MWV’s emissions are calculated using the US EPA Greenhouse Gas Reporting Program protocols for direct greenhouse gas emissions and the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting indirect greenhouse gas emissions.

The U.S. Environmental Protection Agency has announced, proposed or finalized numerous air emission regulations covering greenhouse gas emissions, new emission standards for industrial boilers and establishment of more stringent ambient air quality standards. Changes in environmental laws and regulations, or their application, could subject the company to significant additional capital expenditures and operating expenses in future years. However, any such changes are uncertain and, therefore, it is not possible for the company to predict with certainty the amount of additional capital expenditures or operating expenses that could be necessary for compliance with respect to any such changes.

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

MeadWestvaco’s global headquarters are located in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities are currently as follows:

Packaging Resources
Araçatuba, Brazil	Pune, India
Blumenau, Santa Catarina, Brazil	Pacajus, Ceara, Brazil
Cottonton, Alabama	Silsbee, Texas
Covington, Virginia	Tres Barras, Santa Catarina, Brazil
Evadale, Texas	Valinhos, Săo Paulo, Brazil
Feira de Santana, Bahia, Brazil	Venlo, The Netherlands
Low Moor, Virginia

Consumer Solutions
Aqua Branca, Sao Paulo, Brazil	Milan, Italy (Leased)
Ajax, Ontario, Canada	Moscow, Russian Federation (Leased)
Atlanta, Georgia	Roosendaal, The Netherlands
Barcelona, Spain	Săo Paulo, Săo Paulo, Brazil (Leased)
Bassano del Grappa, Italy	San Luis Potosi, Mexico
Bilbao, Spain	Santiago de Chile, Chile (Leased)
Bristol, United Kingdom	Shimada, Japan
Buenos Aires, Argentina (Leased)	Slatersville, Rhode Island (Leased)
Bydgoszcz, Poland	Smyrna, Georgia
Chicago, Illinois	Svitavy, Czech Republic
Deols, France	Tecate, Mexico (Leased)
Dublin, Ireland (Leased)	Tijuana, Mexico (Leased)
Enschede, The Netherlands	Trier, Germany
Grandview, Missouri	Troyes, France
Graz, Austria	Valinhos, Săo Paulo, Brazil
Hemer, Germany	Waalwijk, The Netherlands (Leased)
Krakow, Poland	Winfield, Kansas
Lanett, Alabama	Wuxi, People’s Republic of China
Mebane, North Carolina

Consumer & Office Products
Alexandria, Pennsylvania	Sidney, New York
Bauru, Săo Paulo, Brazil	Toronto, Ontario, Canada (Leased)

Specialty Chemicals
Covington, Virginia	Waynesboro, Georgia
DeRidder, Louisiana	Wickliffe, Kentucky
North Charleston, South Carolina

Community Development and Land Management Group and Forestry Centers
Appomattox, Virginia	Tres Barras, Santa Catarina, Brazil
Rupert, West Virginia	Waverly Hall, Georgia
Ridgeville, South Carolina	Woodbine, Georgia
Summerville, South Carolina

Research Facilities
North Charleston, South Carolina	Shekou Shenzhen, People’s Republic of China
Richmond, Virginia (Leased)	Tres Barras, Santa Catarina, Brazil

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

As of December 31, 2011, MeadWestvaco owned approximately 701,000 acres of forestlands and other landholdings in the Southeastern region in the U.S. and approximately 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

Item 3.	Legal proceedings

MeadWestvaco is involved in various litigation and administrative proceedings arising in the normal course of business. Although the ultimate outcome of such matters cannot be predicted with certainty, MeadWestvaco does not believe that the currently expected outcome of any proceeding, lawsuit or claim that is pending or threatened, or all of them combined, will have a material adverse effect on its consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Additional information is included in Part I, Item 1, and Note P of Notes to Consolidated Financial Statements included in Part II, Item 8.

Item 4.	Mine safety disclosures

Not applicable.

Executive officers of the registrant

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	63	Chairman and Chief Executive Officer	2002
James A. Buzzard	57	President	2003
E. Mark Rajkowski	53	Senior Vice President and Chief Financial Officer	2004
Mark S. Cross	55	Senior Vice President	2006
Robert A. Feeser	50	Senior Vice President	2010
Linda V. Schreiner	52	Senior Vice President	2002
Bruce V. Thomas	55	Senior Vice President	2007
Mark T. Watkins	58	Senior Vice President	2002
Wendell L. Willkie, II	60	Senior Vice President, General Counsel and Secretary	2002
Peter C. Durette	38	Vice President and Chief Strategy Officer	2010
John E. Banu	64	Vice President and Controller	2002
Robert E. Birkenholz	51	Vice President and Treasurer	2004
Donna O. Cox	48	Vice President	2005

*	As of February 27, 2012
**	Director of MeadWestvaco

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

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco, 1996-2002;

Peter C. Durette, Vice President of Strategy & Business Development at Textron Inc., 2008-2009, Principal/Partner at Marakon Associates, 2004-2008;

John E. Banu, Vice President of Westvaco, 1999-2002; Controller, 1995-1999;

Robert E. Birkenholz, Assistant Treasurer, 2003-2004; Assistant Treasurer, Amerada Hess Corporation, 1997-2002;

Donna O. Cox, Director, External Communications, 2003-2005, Manager, Integration/Internal Communications, 2002-2003, Public Affairs Manager of Westvaco’s Packaging Resources Group, 1999-2002.

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2011		Year ended December 31, 2010
STOCK PRICES	High	Low	High	Low
First quarter	$30.92	$26.28	$29.74	$22.25
Second quarter	34.51	30.40	28.69	21.96
Third quarter	34.23	24.56	25.35	20.81
Fourth quarter	30.55	22.75	27.12	23.74

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2011, the number of shareholders of record of MeadWestvaco common stock was approximately 20,000. This number includes approximately 11,000 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2011	Year ended December 31, 2010
First quarter	$0.25	$0.23
Second quarter	0.25	0.23
Third quarter	0.25	0.23
Fourth quarter	0.25	0.25

	$1.00	$0.94

(d)	Stock repurchases

The company did not repurchase any shares in the fourth quarter of 2011. At December 31, 2011, there were 3.2 million shares available for purchase under an existing authorized stock repurchase plan.

Item 6.	Selected financial data

Dollars in millions, except per share data

	Years ended December 31,
	2011	2010	2009	2008	2007
EARNINGS
Net sales	$6,060	$5,693	$5,406	$5,809	$5,515
Income from continuing operations attributable to the company	258	262	240	91	255
(Loss) income from discontinued operations	(12)	(156)	(15)	(1)	30
Net income attributable to the company	246 [1]	106 [2]	225 [3]	90 [4]	285	[5]
Income from continuing operations:
Per share – basic	1.52	1.54	1.40	0.52	1.40
Per share – diluted	1.49	1.52	1.38	0.52	1.39
Net income per share – basic	1.45	0.62	1.31	0.52	1.56
Net income per share – diluted	1.42	0.62	1.30	0.52	1.56
Depreciation, depletion and amortization expense	393	389	406	426	430

COMMON STOCK
Number of common shareholders	20,000	21,000	22,500	23,400	24,700
Weighted average number of shares outstanding:
Basic	170	170	171	172	183
Diluted	174	173	173	173	184
Dividends paid	$170	$160	$157	$159	$169
Per share:
Dividends declared	1.00	0.94	0.92	0.92	0.92
Book value	18.62	19.52	19.89	17.37	21.33

FINANCIAL POSITION
Working capital	$762	$1,220	$1,285	$887	$712
Current ratio	1.5	2.0	2.0	1.7	1.5
Property, plant, equipment and forestlands, net	$3,531	$3,255	$3,301	$3,333	$3,564
Total assets	8,763	8,814	9,021	8,455	9,837
Long-term debt, excluding current maturities	1,880	2,042	2,153	2,309	2,375
Shareholders’ equity	3,182	3,286	3,406	2,967	3,708
Debt to total capital (shareholders’ equity and total debt)	40%	38%	39%	45%	40%

OPERATIONS
Primary production of paperboard (thousands, in tons)	2,848	2,804	2,697	3,033	3,106
New investment in property, plant, equipment and forestlands on a continuing operations basis	$670	$242	$218	$274	$308
Acres of forestlands owned (thousands)	836	865	890	932	952
Number of employees at December 31	17,000	18,000	20,000	23,000	23,000

[1]

2011 results include after-tax charges associated with the forthcoming spin-off of the Consumer & Office Products business of $47 million, or $0.27 per share, and after-tax restructuring charges of $20 million, or $0.11 per share. 2011 results also include an after-tax loss from discontinued operations of $12 million, or $0.07 per share.

[2]

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

[3]

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

[4]

2008 results include after-tax restructuring charges of $33 million, or $0.19 per share, after-tax gains of $10 million, or $0.05 per share, related to sales of certain assets, and an after-tax gain of $6 million, or $0.04 per share, related to a pension curtailment. 2008 results also include an after-tax loss from discontinued operations of $1 million, or $0.00 per share.

[5]

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

OVERVIEW

For the year ended December 31, 2011, MeadWestvaco Corporation (“MeadWestvaco”, “MWV,” or the “company”) reported net income attributable to the company from continuing operations of $258 million, or $1.49 per share. These results include after-tax charges associated with the forthcoming spin-off of the Consumer & Office Products business of $47 million, or $0.27 per share, and after-tax restructuring charges of $20 million, or $0.11 per share. Comparable results for prior years are noted later in this discussion.

Sales from continuing operations increased 6% to $6.06 billion in 2011 compared to $5.69 billion in 2010. In 2011, the company benefited from its profitable growth strategies centered on commercial excellence, insights-driven innovation, growth in emerging markets, and expanded participation with new materials and capabilities. Increased sales in 2011 were driven by execution of these profitable growth strategies resulting in improved performance in global markets for food, beverage and tobacco packaging compared to 2010. Sales in 2011 also benefited from higher sales of performance chemicals for inks, adhesives and oilfield drilling markets compared to 2010. Growing participation in emerging markets, such as China and Brazil, continues to produce favorable results with related sales increasing 10% in 2011. Revenues from emerging markets now comprise about 28% of the company’s total sales.

Pre-tax earnings on a continuing operations basis from the company’s segments increased 15% to $838 million in 2011 compared to $731 million in 2010. The improved year-over-year performance reflects the execution of profitable growth strategies to achieve share gains in targeted markets and drive value-based pricing to offset rising input cost inflation. MWV’s profitable growth strategies delivered favorable performance in 2011 even as volumes in various markets weakened due to the ongoing uncertain global macroeconomic climate. The company also benefitted from a more efficient cost structure, and continues to generate gains in productivity from its improved manufacturing footprint and ongoing operational excellence initiatives.

The company continues to execute well on its profitable growth strategies focused on commercial excellence, innovation, emerging markets and expanded participation with new materials and capabilities. Near-term, the company remains cautious about weaker demand trends due to ongoing macroeconomic developments, particularly in Europe. The company also continues to experience significant inflation in certain raw materials. As a result, performance in the first quarter of 2012 is expected to be lower compared to year-ago levels. However, the company remains confident and is focused on executing its profitable growth strategies to achieve its three to five year targets of 5%+ annual sales growth and 7% to 10% annual earnings growth.

On November 17, 2011, the company announced the spin-off of its Consumer & Office Products business and signed a definitive agreement to merge the business in a tax-efficient transaction into a subsidiary of ACCO Brands Corporation (“ACCO”). The transaction remains subject to approval by ACCO’s shareholders and the satisfaction of customary closing conditions and regulatory approvals. At closing, MeadWestvaco shareholders will receive 50.5% of the shares of ACCO stock and the company will receive $460 million of cash, subject to certain potential post-closing adjustments. The transaction is expected to be completed in the first half of 2012. The Consumer & Office Products segment will be presented as a discontinued operation in the company’s consolidated statements in the period this transaction closes.

On December 30, 2011, the company acquired Polytop Corporation, an innovative leader in the design and manufacturing of dispensing closures serving the food, home and garden, and beauty and personal care packaging markets. The company will extend Polytop’s market leading dispensing closure solutions across its global packaging platform. The results of operations from the date of this acquisition are included in the Consumer Solutions segment. Refer to Note Q of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

RESULTS OF OPERATIONS

The following table summarizes MWV’s results for the years ended December 31, 2011, 2010 and 2009, as reported in accordance with accounting principles generally accepted in the U.S. All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2011	2010	2009
Net sales	$6,060	$5,693	$5,406
Cost of sales	4,678	4,472	4,446
Selling, general and administrative expenses	818	729	755
Interest expense	181	186	195
Other income, net	(39)	(14)	(382)

Income from continuing operations before income taxes	422	320	392
Income tax provision	160	54	152

Income from continuing operations	262	266	240
Loss from discontinued operations, net of income taxes	(12)	(156)	(15)

Net income	250	110	225
Less: Net income attributable to non-controlling interests	4	4	—

Net income attributable to the company	$246	$106	$225

Income from continuing operations attributable to the company	$258	$262	$240

Net income per share – basic:
Income from continuing operations	$1.52	$1.54	$1.40
Loss from discontinued operations	(0.07)	(0.92)	(0.09)

Net income attributable to the company	$1.45	$0.62	$1.31

Net income per share – diluted:
Income from continuing operations	$1.49	$1.52	$1.38
Loss from discontinued operations	(0.07)	(0.90)	(0.08)

Net income attributable to the company	$1.42	$0.62	$1.30

Comparison of Years Ended December 31, 2011 and 2010

Sales were $6.06 billion and $5.69 billion for the years ended December 31, 2011 and 2010, respectively. In 2011, the company benefited from its profitable growth strategies centered on commercial excellence, insights-driven innovation, growth in emerging markets, and expanded participation with new materials and capabilities. Increased sales in 2011 were driven by execution of these profitable growth strategies resulting in improved performance in global markets for food, beverage and tobacco packaging compared to 2010. Sales in 2011 also benefited from higher sales of performance chemicals for inks, adhesives and oilfield drilling markets compared to 2010. Growing participation in emerging markets, such as China and Brazil, continues to produce favorable results with related sales increasing 10% in 2011. Revenues from emerging markets now comprise about 28% of the company’s total sales. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $4.68 billion and $4.47 billion for the years ended December 31, 2011 and 2010, respectively. In 2011, increased costs due to higher input cost inflation for certain raw materials and freight as well as the impact from foreign currency exchange more than offset the benefits from productivity improvements and overhead cost reductions compared to 2010. In 2011, input costs for energy, raw materials and freight included in cost of sales were $179 million higher compared to 2010. Restructuring charges included in cost of sales were $12 million and $35 million in 2011 and 2010, respectively.

Selling, general and administrative expenses were $818 million and $729 million for the years ended December 31, 2011 and 2010, respectively. In 2011, benefits from productivity initiatives and overhead reduction actions were more than offset by costs associated with the forthcoming spin-off of the Consumer & Office Products business and investments in new product development and commercial capabilities, as well as modestly higher inflation compared to 2010. Restructuring charges included in selling, general and administrative expenses were $18 million in both 2011 and 2010.

Pension income was $77 million and $78 million for the years ended December 31, 2011 and 2010, respectively. Pension income is included in Corporate and Other for segment reporting purposes. Pension income is expected to be approximately $60 million in 2012.

Interest expense was $181 million for the year ended December 31, 2011 and was comprised of $149 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $21 million related to borrowings under life insurance policies and $9 million related to other borrowings. Interest expense was $186 million for the year ended December 31, 2010 and was comprised of $154 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $20 million related to borrowings under life insurance policies and $10 million related to other borrowings.

Other income, net was $39 million and $14 million for the years ended December 31, 2011 and 2010, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2011	2010
Interest income	$30	$22
Charges from early extinguishments of debt	—	(6)
Equity investment gain[1]	10	—
Foreign currency exchange gains (losses)	2	(4)
Gains on sales of certain assets	2	—
Other, net	(5)	2

	$39	$14

(1)

For the year ended December 31, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

The company’s effective tax rate attributable to continuing operations was 38% and 17% for the years ended December 31, 2011 and 2010, respectively. The higher effective tax rate in 2011 compared to 2010 was primarily due to the mix and levels of pre-tax earnings between the company’s domestic and foreign operations, the tax impact in 2011 associated with the forthcoming spin-off of the Consumer & Office Products business, and the effects from certain items in 2010 including tax benefits from the Cellulosic Biofuel Producer Credit and tax benefits from an internal reorganization of a domestic entity.

Discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2011 and 2010 primarily relate to the company’s sale of its envelope products business on February 1, 2011 and the sale of its media and entertainment packaging business on September 30, 2010. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and certain items included in Corporate and Other. MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note T of Notes to Consolidated Financial Statements included in Part II, Item 8 for a reconciliation of the sum of the results of the segments and Corporate and Other to consolidated income from continuing operations before income taxes. Restructuring charges are included in Corporate and Other for segment reporting purposes. Refer to the discussion included in “Significant Transactions” herein below for restructuring charges attributable to the company’s segments.

Packaging Resources

	Years ended December 31,
In millions	2011	2010
Sales	$2,868	$2,670
Segment profit [1]	320	257

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include bleached paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is principally used in packaging solutions for higher-value branded consumer products in global food, tobacco, cosmetics and pharmaceuticals markets. SBS is also used in liquid packaging applications for shelf-stable dairy products and other liquid food and beverage products. CNK® is used for a range of packaging applications, the largest of which for MWV are multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

Sales for the Packaging Resources segment were $2.87 billion in 2011 compared to $2.67 billion in 2010. Sales increased in 2011 due to improved pricing and product mix, particularly from products for global food, beverage and tobacco markets, as well as from favorable foreign currency exchange compared to 2010. In 2011, revenue from emerging markets increased 12% driven by sales of higher-value corrugated packaging in Brazil and by volume growth in food, beverage and liquid packaging applications in Asia compared to 2010. Sales generated by MWV Rigesa were 8% higher in 2011 due to improved pricing and product mix reflecting the value of its corrugated packaging offerings in South America, as well as from favorable foreign currency exchange compared to 2010. In 2011, total paperboard shipments decreased modestly compared to 2010; however, the segment continued to outperform in targeted global food and beverage markets, as volumes in those markets outpaced industry trends and helped offset weaker volumes in general packaging compared to 2010. Backlogs for SBS and CNK® are currently at three weeks. In 2011, MWV Rigesa’s shipments moderated in line with the Brazilian economy, but remained at solid levels.

Profit for the Packaging Resources segment was $320 million in 2011 compared to $257 million in 2010. Profit in 2011 benefited by $173 million from improved pricing and product mix, $27 million from productivity initiatives driving reductions in both input and fixed costs and $12 million from foreign currency exchange and other items compared to 2010. Profit in 2011 was negatively impacted by $102 million from inflation, primarily higher input costs for certain raw materials and freight, $44 million from market and maintenance-related downtime and $3 million from lower volumes compared to 2010.

Consumer Solutions

	Years ended December 31,
In millions	2011	2010
Sales	$1,869	$1,818
Segment profit [1]	106	125

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Consumer Solutions segment designs and produces packaging solutions and systems for the food, beverage, tobacco, beauty and personal care, healthcare, and home and garden markets. This segment manufactures multi-pack cartons primarily for the global beverage take-home market, high-end packaging for the global tobacco market, injection-molded plastic and paperboard packaging for prescription drugs, and dispensing and sprayer systems for personal care, fragrance, healthcare, food, home cleaning, and garden and lawn maintenance products. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

Sales for the Consumer Solutions segment were $1.87 billion in 2011 compared to $1.82 billion in 2010. Sales increased in 2011 as improved pricing and product mix across key beverage and tobacco packaging markets and the impact of the 2010 acquisition of Spray Plast within the home and garden market more than offset overall volume declines and unfavorable foreign currency exchange compared to 2010. Inventory management actions by customers and global macroeconomic conditions negatively impacted overall volumes in the home and garden, beauty and personal care and beverage packaging markets in North America and Europe. Sales continue to benefit from solid volume growth in emerging markets, particularly in beverage packaging.

Profit for the Consumer Solutions segment was $106 million in 2011 compared to $125 million in 2010. Profit in 2011 benefited by $27 million from improved pricing and product mix and $24 million from productivity initiatives and overhead reduction actions compared to 2010. Profit in 2011 was negatively impacted by $54 million from inflation, primarily higher input costs for certain raw materials and freight, $10 million from lower volume and $6 million from foreign currency exchange and other items compared to 2010.

Consumer & Office Products

	Years ended December 31,
In millions	2011	2010
Sales	$744	$748
Segment profit [1]	146	141

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Consumer & Office Products segment were $744 million in 2011 compared to $748 million in 2010. In 2011, benefits from improvements in product mix and favorable foreign currency exchange were more than offset by lower overall volumes compared to 2010. In 2011, the North-American back-to-school season finished in line with expectations, but slightly lower than 2010. Sales for planning products were slightly lower in 2011 reflecting lower volume due to the general decline in the category partially offset by improved pricing and product mix compared to 2010. In 2011, sales at Tilibra, the segment’s Brazilian operation, increased compared to 2010 as product mix improvements and favorable foreign currency exchange more than offset modest volume declines as a result of the general economic slowdown in Brazil, particularly in the fourth quarter of 2011. The segment continues to be impacted by imports from Asia.

Profit for the Consumer & Office Products segment was $146 million in 2011 compared to $141 million in 2010. Profit in 2011 benefited by $22 million from improved pricing and product mix, $13 million from productivity initiatives and overhead reduction actions and $6 million from foreign currency exchange and other items compared to 2010. Profit in 2011 was negatively impacted by $24 million from inflation, primarily higher input costs for certain raw materials and freight, and $12 million from lower volume compared to 2010.

Specialty Chemicals

	Years ended December 31,
In millions	2011	2010
Sales	$811	$680
Segment profit [1]	203	141

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $811 million in 2011 compared to $680 million in 2010. In 2011, pricing and product mix improvement across key pine chemicals markets, as well as a modest increase in overall volume, drove sales growth compared to 2010. Sales in 2011 benefited from the segment’s continued success in penetrating higher value markets for pine chemicals, asphalt additives and carbon technologies. The segment also continues to benefit from its focus on the highest value formulations used in the manufacturing of publication inks, adhesives, oilfield drilling and road building and maintenance solutions. In carbon solutions, sales were up in 2011 due to volume gains in water purification and improved pricing and product mix compared to 2010. Automotive carbon volumes in 2011 were relatively unchanged compared to 2010 as auto production levels in North America were up year-over-year, although offset from lower production in Japan due to the tsunami.

Profit for the Specialty Chemicals segment was $203 million in 2011 compared to $141 million in 2010. Profit in 2011 benefited by $105 million from improved pricing and product mix, $11 million from productivity initiatives and overhead reduction actions and $5 million from increased volume compared to 2010. Profit in 2011 was negatively impacted by $43 million from inflation, primarily higher input costs for certain raw materials and freight, and $16 million from foreign currency exchange and other items compared to 2010.

Community Development and Land Management

	Years ended December 31,
In millions	2011	2010
Sales	$161	$168
Segment profit [1]	63	67

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $161 million in 2011 compared to $168 million in 2010. Profit was $63 million in 2011 compared to $67 million in 2010. Profit from real estate activities was $54 million in 2011 versus $55 million in 2010. In 2011, the company sold approximately 30,090 acres for gross proceeds of $73 million versus approximately 25,130 acres for gross proceeds of $80 million in 2010. Profit from forestry operations and leasing activities was $9 million in 2011 compared to $12 million in 2010.

The real estate sector remains challenging due to high unemployment and weak consumer spending. These factors will likely continue to influence near-term results. During this time the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development properties.

Corporate and Other

	Years ended December 31,
In millions	2011	2010
Corporate and Other expense, net	$(420)	$(415)

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

Corporate and Other expense, net was $420 million and $415 million for the years December 31, 2011 and 2010, respectively. In 2011, the expense, net of certain income items, includes interest expense of

$181 million, interest income of $30 million, pension income of $77 million and restructuring charges of $30 million. In 2010, the expense, net of certain income items, includes interest expense of $186 million, interest income of $22 million, pension income of $78 million and restructuring charges of $53 million.

Comparison of Years Ended December 31, 2010 and 2009

Sales from continuing operations were $5.69 billion and $5.41 billion for the years ended December 31, 2010 and 2009, respectively. Increased sales were driven by higher volumes and improved pricing and product mix resulting from strong commercial execution in MWV’s targeted global markets, as well as from favorable foreign currency exchange compared to 2009. These positive effects on sales in 2010 were partially offset by negative volume impacts stemming from continued strategic exits from low-return products. Participation in emerging markets, including Asia and Brazil, produced favorable results with related sales increasing 15% in 2010. Revenues from emerging markets comprised approximately 27% of the company’s total sales. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $4.47 billion and $4.45 billion for the years ended December 31, 2010 and 2009, respectively. In 2010, increased costs due to higher volumes and input cost inflation for certain raw materials and freight more than offset the benefits from productivity improvements and overhead cost reductions compared to 2009. In 2010, input costs for energy, raw materials and freight included in cost of sales were $110 million higher compared to 2009. Restructuring charges included in cost of sales were $35 million and $137 million in 2010 and 2009, respectively.

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

Pension income from continuing operations was $78 million and $73 million for the years ended December 31, 2010 and 2009, respectively. Pension income is included in Corporate and Other for segment reporting purposes.

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

Other income, net was $14 million and $382 million for the years ended December 31, 2010 and 2009, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2010	2009
Interest income	$22	$18
Charges from early extinguishments of debt	(6)	(23)
Foreign currency exchange gains (losses)	(4)	2
Gains on sales of certain assets	—	16
Alternative fuel mixture credit[1]	—	375
Other, net	2	(6)

	$14	$382

(1)	Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for use as a fuel in a taxpayer’s trade or business.

The company’s effective tax rate attributable to continuing operations was 17% and 39% for the years ended December 31, 2010 and 2009, respectively. The lower effective tax rate in 2010 compared to 2009 was primarily due to the mix and levels of pre-tax earnings between the company’s domestic and foreign operations, the effects from certain items in 2010 including tax benefits from the Cellulosic Biofuel Producer Credit (“CBPC”) and tax benefits from an internal reorganization of a domestic entity, and the favorable impact of $375 million to pre-tax domestic income in 2009 from alternative fuel mixture credits (“AFMC”). In 2010, the company recorded a $20 million tax benefit net of taxes and related reserves related to the CBPC. The tax benefit recognized in 2010 was related to cellulose biofuel produced in 2009 for which the company had not previously made claims under AFMC. The availability of the CBPC for cellulose biofuel produced by the company’s pulp and paper mills expired on December 31, 2009. Taxpayers may be able to obtain benefits from the CBPC by repaying all or part of the AFMC previously received. At this time, management does not anticipate repaying the AFMC previously claimed in order to obtain the CBPC.

Discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2010 and 2009 primarily relate to the company’s sale of its envelope products business on February 1, 2011 and the sale of its media and entertainment packaging business on September 30, 2010. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

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

Sales increased in 2010 due to higher volume and improved pricing and product mix, as well as from favorable foreign currency exchange compared to 2009. Sales by the segment’s Brazilian operation, MWV Rigesa, were 24% higher in 2010 due to favorable foreign currency exchange and improved pricing and product mix, as well as from increased volume compared to 2009.

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

Sales for the Consumer & Office Products segment were $748 million in 2010 compared to $749 million in 2009. In 2010, the segment had a solid back-to-school season in North America lead by its Mead® and FiveStar® line-up despite modestly lower sales as increased school volumes were more than offset by an unfavorable mix of products compared to 2009. Sales for dated and time management products in 2010 were also lower than 2009 due to the segment’s continued strategy of exiting low-return product lines. In 2010, sales in Brazil declined compared to 2009 as a shift in timing of the back-to-school season in Brazil moved some volume into 2011. Sales in 2010 benefited from favorable foreign currency exchange compared to 2009.

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

Corporate and Other

	Years ended December 31,
In millions	2010	2009
Sales	$—	$49
Corporate and Other expense, net	(415)	(176)

Corporate and Other expense, net was $415 million and $176 million for the years December 31, 2010 and 2009, respectively. In 2010, the expense, net of certain income items, includes interest expense of $186 million, interest income of $22 million, pension income of $78 million and restructuring charges of $53 million. In 2009, the expense, net of certain income items, includes alternative fuel credits of $375 million, interest expense of $195 million, interest income of $18 million, pension income of $73 million and restructuring charges of $173 million. Revenue included in Corporate and Other in 2009 includes sales from the company’s specialty papers operation, which was sold in the fourth quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations and the company’s current cash levels are expected to be adequate to fund scheduled debt payments, dividends to shareholders and a major portion of MWV’s capital expenditures in 2012. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents totaled $656 million at December 31, 2011, of which approximately half was held in the U.S. with the remaining portions of 22% in Europe, 20% in Brazil and 9% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with the majority of its cash equivalents invested in U.S. government securities. Of the company’s cash and cash equivalents held in Europe, approximately 85% are invested in U.S. government securities.

Funding for the company’s domestic operating, investing and financing activities in the foreseeable future is expected to come from sources of liquidity within its U.S. operations, including cash holdings, operating cash flow and bank-committed credit capacity. As such, the company’s offshore cash holdings are not a key source of liquidity to its U.S. operations and management does not intend to transfer cash held by foreign subsidiaries to the U.S. that would be subject to potential tax impacts associated with the repatriation of undistributed earnings on foreign subsidiaries.

On January 30, 2012, the company entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility which in total provides $850 million of bank-committed credit capacity. Management continuously monitors the credit quality of the company’s credit facility banks, insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

Operating activities

Cash provided by operating activities from continuing operations was $565 million in 2011, compared to $551 million in 2010 and $831 million in 2009. The increase in cash flow in 2011 compared to 2010 was primarily attributable to higher earnings. The decrease in cash flow in 2010 compared to 2009 reflects higher receipts of alternative fuel mixture credits of $292 million in 2009 compared to 2010, partially offset by improved year-over-year segment earnings in 2010. Cash used by operating activities from discontinued operations was $5 million in both 2011 and 2010, compared to cash provided by discontinued operations of $45 million in 2009.

Investing activities

Cash used in investing activities from continuing operations was $689 million in 2011, compared to $279 million in 2010 and $211 million in 2009. Cash used in investing activities from continuing operations in 2011 was driven by capital expenditures of $670 million, payments for acquired businesses (net of cash acquired) of $70 million, contributions to joint ventures of $8 million, offset in part by proceeds from dispositions of assets of $59 million. Cash used in investing activities from continuing operations in 2010 was driven by capital expenditures of $242 million, payments for acquired businesses (net of cash acquired) of $49 million, contributions to joint ventures of $9 million and other uses of funds of $10 million, offset in part by proceeds from dispositions of assets of $31 million. Cash used in investing activities from continuing operations in 2009 was driven by capital expenditures of $218 million, payments for acquired businesses (net of cash acquired) of $15 million, contributions to joint ventures of $5 million and other uses of funds of $25 million, offset in part by proceeds from dispositions of assets of $52 million. Cash provided by investing activities from discontinued operations was $46 million in 2011, compared to $59 million in 2010 and $2 million in 2009. Cash flows provided by discontinued operations in 2011 and 2010 primarily relate to proceeds received from dispositions of certain businesses.

In 2011, capital spending associated with the expansion of MWV’s corrugated packaging business in Brazil was $286 million and capital spending associated with the construction of a new biomass boiler at the Covington paperboard mill was $51 million.

Total capital spending in 2012 is expected to range from $660 million to $685 million and will be comprised of expenditures for major investments as well as for ongoing productivity improvements and maintenance capital and environmental compliance. Capital spending associated with the expansion of MWV’s corrugated packaging business in Brazil is expected to be about $175 million. Capital spending associated with the construction of a new biomass boiler at the Covington paperboard mill is expected to be about $185 million. In addition to the expenditures associated with these major investments, capital spending in 2012 related to productivity initiatives, as well as maintenance capital and environmental compliance is expected to range from $300 million to $325 million.

Financing activities

Cash used in financing activities from continuing operations was $26 million in 2011, compared to $379 million in 2010 and $405 million in 2009. Cash used in financing activities from continuing operations in 2011 was driven by dividend payments of $170 million and repayment of long-term debt of $42 million, offset in part by proceeds from issuance of long-term debt of $113 million, proceeds from the exercises of stock options of $38 million, proceeds from notes payable and other short-term borrowings of $31 million and other sources of funds of $4 million. Cash used in financing activities from continuing operations in 2010 was driven by dividend payments of $160 million, repayment of long-term debt of $132 million, repurchases of MWV common stock of $92 million, payments of notes payable and short-term borrowings of $2 million and other uses of funds of $1 million, offset in part by proceeds from other sources of funds of $8 million. Cash used in financing activities from continuing operations in 2009 was driven by repayment of long-term debt of $435 million, dividend payments of $157 million, payments of notes payable and short-term borrowings of $34 million and other uses of funds of $32 million, offset in part by proceeds from issuance of long-term debt of $250 million and other sources of funds of $3 million.

During 2011, MeadWestvaco entered into a R$470 million bank credit agreement with the Brazilian Development Bank (“BNDES”) in connection with the company’s expansion in Brazil. Amounts borrowed under this facility will fund qualifying equipment purchases in accordance with the BNDES agreement and will incur a fixed rate of interest of 5.5%. Borrowings under this facility will be denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$180 million (U.S. Dollar equivalent of approximately $97 million) was drawn under this facility at December 31, 2011. Total remaining capacity of this facility in Brazilian Real currency was R$290 million at December 31, 2011 (U.S. Dollar equivalent of approximately $155 million).

MeadWestvaco had a $600 million bank credit agreement which was undrawn at December 31, 2011. The $600 million credit agreement contained a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2011.

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017 and replaced the aforementioned $600 million bank credit agreement that was due to expire on October 19, 2012. The

New Credit Facilities will be used for general corporate purposes. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

A bond debenture with a remaining balance totaling approximately $221 million is scheduled to mature in April 2012 and will be paid from sources of liquidity within the company’s U.S. operations.

As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 40% and 38% at December 31, 2011 and 2010, respectively.

On January 23, 2012, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, as well as for raw materials and freight, increased in 2011 compared to 2010. During 2011, pre-tax input costs of energy, raw materials and freight were $179 million higher than in 2010 on a continuing operations basis. During 2010, pre-tax input costs of energy, raw materials and freight were $110 million higher than in 2009 on a continuing operations basis.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $48 million and $66 million in environmental capital expenditures in 2012 and 2013, respectively. Approximately $52 million was spent on environmental capital projects in 2011.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2011, there were approximately 510 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2011, the company had recorded litigation liabilities of approximately $34 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2011, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in Note G and Note I of Notes to Consolidated Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The company has included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligations.

	Payments due by period
In millions	Total	Less than 1 year 2012	1-3 years 2013 and 2014	3-5 years 2015 and 2016	More than 5 years 2017 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$1,986	$252	$34	$58	$1,642
Interest on debt (1)	2,019	139	267	259	1,354
Capital lease obligations (2)	327	12	21	20	274
Operating leases	362	54	80	59	169
Purchase obligations	1,482	1,114	199	87	82
Other long-term obligations (3) (4)	901	109	220	205	367

Total	$7,077	$1,680	$821	$688	$3,888

(1)

Amounts are based on weighted-average interest rates of 7.8% and 7.7% for the company’s fixed-rate long-term debt for 2012 and for 2013 and thereafter, respectively. See related discussion in Note G of Notes to Consolidated Financial Statements included in Part II, Item 8.

(2)	Amounts include both principal and interest payments.
(3)	Total excludes a $338 million liability that is non-recourse to MeadWestvaco. See related discussion in Note E of Notes to Consolidated Financial Statements included in Part II, Item 8.
(4)

Total excludes $268 million of unrecognized tax benefits and $91 million of related accrued interest and penalties at December 31, 2011 due to the uncertainty of timing of payment. See Note O of Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.

SIGNIFICANT TRANSACTIONS

Consumer & Office Products transaction

On November 17, 2011, the company announced the spin-off of its Consumer & Office Products business and signed a definitive agreement to merge the business in a tax-efficient transaction into a subsidiary of ACCO Brands Corporation (“ACCO”). The transaction remains subject to approval by ACCO’s shareholders and the satisfaction of customary closing conditions and regulatory approvals. At closing, MeadWestvaco shareholders will receive 50.5% of the shares of ACCO stock and the company will receive $460 million of cash, subject to certain potential post-closing adjustments. The transaction is expected to be completed in the first half of 2012. The Consumer & Office Products segment will be presented as a discontinued operation in the company’s consolidated statements in the period this transaction closes.

Dispositions

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. During 2010, the company recorded pre-tax charges of $19 million ($15 million after taxes) comprised of impairment of long-lived assets of $6 million, impairment of allocated goodwill of $7 million and a pension curtailment loss of $6 million. During 2011, the company recorded additional charges of $1 million ($0.7 million after taxes) primarily related to a working capital adjustment. The combined pre-tax charges recorded in 2010 and 2011 sum to $20 million ($16 million after taxes) and represent the total amount of loss on sale of the envelope products business. The operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $153 million ($126 million after taxes). During 2011, the company recorded additional charges of $12 million ($8 million after taxes) primarily related to a media and packaging business pension settlement. The combined pre-tax charges recorded in 2010 and 2011 sum to $165 million ($134 million after taxes) and represent the total amount of loss on sale of the envelope products business. The operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during 2011 and 2010 are pursuant to the 2008 program. During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. Restructuring charges incurred during 2009 were pursuant to the 2008 and 2005 programs. Cumulative charges included in the results from continuing operations through December 31, 2011 since the inceptions of these programs were $254 million for the 2005 program and $277 million for the 2008 program. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 are presented below.

Year ended December 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$8	$4	$12	$1	$0	$1	$9	$4	$13
Packaging Resources	0	1	1	2	0	2	2	1	3
All other(1)	0	6	6	1	7	8	1	13	14

Total charges	$8	$11	$19	$4	$7	$11	$12	$18	$30

(1)	Includes $7 million related to employee relocation costs.

Year ended December 31, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$26	$6	$32	$8	$0	$8	$34	$6	$40
Packaging Resources	0	0	0	4	0	4	4	0	4
Consumer & Office Products	0	1	1	0	1	1	0	2	2
All other(1)	0	5	5	(3)	5	2	(3)	10	7

Total charges	$26	$12	$38	$9	$6	$15	$35	$18	$53

(1)	Includes $5 million related to employee relocation costs.

Year ended December 31, 2009

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$18	$14	$32	$39	$0	$39	$57	$14	$71
Packaging Resources	1	6	7	35	0	35	36	6	42
Consumer & Office Products	2	3	5	1	0	1	3	3	6
All other	0	6	6	41	7	48	41	13	54

Total charges	$21	$29	$50	$116	$7	$123	$137	$36	$173

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

Restructuring and other charges: We periodically record charges for the reduction of our workforce, the closure of manufacturing facilities and other actions related to broad cost reduction actions and productivity initiatives. These events require estimates of liabilities for employee separation payments and related benefits, demolition, facility closures and other costs, which could differ from actual costs incurred.

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

In 2011, the company recorded pre-tax pension income from continuing operations of $77 million, compared to $78 million in 2010 and $73 million in 2009. The company currently estimates pre-tax pension income in 2012 to be approximately $60 million. This estimate assumes a long-term rate of return on plan assets of 8.00%, and a discount rate of 4.25%. The company determined the discount rate by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2012 would change by approximately $18 million. Similarly, if the discount rate were to change by 0.5%, annual pension income in 2012 would change by approximately $15 million.

At December 31, 2011, the aggregate value of pension fund assets had increased to $4.0 billion from $3.8 billion at December 31, 2010, reflecting overall favorable equity and fixed income market performance during 2011. For further details regarding pension fund assets, see Note L of Notes to Consolidated Financial Statements included in Part II, Item 8.

Prior service cost and unrecognized actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 8 years for the bargained and salaried retirement plans, and about 5 years for the postretirement benefit plan, and are a component of accumulated other comprehensive loss. Prior service cost and unrecognized actuarial gains and losses associated with the envelope products salaried plan are being amortized over the average remaining life expectancy of the plan participants of about 26 years. The envelope products salaried plan was retained by the company post sale of the envelope products business.

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

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change. As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets as of October 1, 2011, there was no indication of impairment.

Goodwill: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. We review the recorded value of our goodwill annually on October 1 or sooner, if events or changes in circumstances indicate that the carrying amount may exceed fair value. As with our review of impairment of tangible and intangible assets, we employ significant assumptions in assessing goodwill for impairment. These assumptions include relevant considerations of market-participant data. When it is determined that the two-step impairment test is required, an income approach is generally used to determine the fair values of our reporting units.

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

Based on our annual review of the recorded value of goodwill at October 1, 2011, there was no indication of impairment. Holding other valuation assumptions constant, it would take a downward shift in operating profits, which management does not believe is likely, of more than approximately 25% from projected levels before the fair values of any reporting units would be below the respective carrying values, thereby triggering the requirement to perform further analysis which may indicate potential goodwill impairment. See Note D of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

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

Each quarter, management must estimate our effective tax rate for the full year. This estimate includes assumptions about the level of income that will be achieved for the full year in both our domestic and international operations. The forecast of full-year earnings includes assumptions about markets in each of our businesses as well as the timing of certain transactions, including gains from forestland sales and restructuring charges. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

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

In September 2011, the FASB issued new accounting guidance regarding the testing of goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. This accounting guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The company adopted the above provisions for its annual goodwill test performed in 2011. The impact of adoption did not have an effect on the company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance regarding additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2011 that had or are expected to have a material impact on the company’s financial position or results of operations.

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including the MWV Consumer & Office Products/ACCO Brands transaction; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in this Annual Report on Form 10-K and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. There were no outstanding interest-rate swaps at December 31, 2011 and 2010. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 34% of its 2011 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2011 and 2010, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

The company also issues inter-company loans to and receives foreign cash deposits from its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates for the inter-company loans and changes in spot exchange rates from deposit date for foreign cash deposits. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s derivative and other foreign currency sensitive instruments at December 31, 2011, a 10% adverse change in currency rates would have about a $36 million effect on the company’s results. Although the company’s derivative and other foreign currency sensitive instruments expose it to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MeadWestvaco Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 27, 2012

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2011	2010	2009
Net sales	$6,060	$5,693	$5,406
Cost of sales	4,678	4,472	4,446
Selling, general and administrative expenses	818	729	755
Interest expense	181	186	195
Other income, net	(39)	(14)	(382)

Income from continuing operations before income taxes	422	320	392
Income tax provision	160	54	152

Income from continuing operations	262	266	240
Loss from discontinued operations, net of income taxes	(12)	(156)	(15)

Net income	250	110	225
Less: Net income attributable to non-controlling interests, net of income taxes	4	4	0

Net income attributable to the company	$246	$106	$225

Income from continuing operations attributable to the company	$258	$262	$240

Net income attributable to the company per share – basic:
Income from continuing operations	$1.52	$1.54	$1.40
Loss from discontinued operations	(0.07)	(0.92)	(0.09)

Net income attributable to the company	$1.45	$0.62	$1.31

Net income attributable to the company per share – diluted:
Income from continuing operations	$1.49	$1.52	$1.38
Loss from discontinued operations	(0.07)	(0.90)	(0.08)

Net income attributable to the company	$1.42	$0.62	$1.30

Shares used to compute net income attributable to the company per share:

Basic	170.4	170.3	171.3
Diluted	174.1	172.7	173.2

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2011	2010
ASSETS
Cash and cash equivalents	$656	$790
Accounts receivable, net	848	827
Inventories	649	642
Other current assets	89	131
Current assets of discontinued operations	0	56

Current assets	2,242	2,446

Property, plant, equipment and forestlands, net	3,531	3,255

Prepaid pension asset	969	1,052
Goodwill	832	812
Other assets	1,189	1,224
Non-current assets of discontinued operations	0	25

	$8,763	$8,814

LIABILITIES AND EQUITY
Accounts payable	$636	$590
Accrued expenses	591	606
Notes payable and current maturities of long-term debt	253	7
Current liabilities of discontinued operations	0	23

Current liabilities	1,480	1,226

Long-term debt	1,880	2,042
Other long-term obligations	1,268	1,265
Deferred income taxes	934	972
Non-current liabilities of discontinued operations	0	3

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2011 – 170,870,154 (2010 – 168,331,858)	2	2
Additional paid-in capital	3,153	3,075
Retained earnings	292	219
Accumulated other comprehensive loss	(265)	(10)

Total shareholders’ equity	3,182	3,286
Non-controlling interests	19	20

Total equity	3,201	3,306

	$8,763	$8,814

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

	Shareholders’ equity					Non- controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at December 31, 2008	170.8	$2	$3,108	$207	$(350)	$14	$2,981
Comprehensive income (loss):
Net income	0	0	0	225	0	0	225
Foreign currency translation	0	0	0	0	181	1	182
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	159	0	159
Net unrealized gain (loss) on derivative instruments, net of tax	0	0	0	0	9	0	9

Comprehensive income (loss)							575

Increase (decrease) of non-controlling interest	0	0	0	0	0	3	3
Dividends declared	0	0	0	(157)	0	0	(157)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0.3	0	20	0	0	0	20
Exercise of stock options	0.2	0	2	0	0	0	2

Balance at December 31, 2009	171.3	2	3,130	275	(1)	17	3,423
Comprehensive income (loss):
Net income	0	0	0	106	0	4	110
Foreign currency translation	0	0	0	0	(25)	0	(25)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	16	0	16

Comprehensive income (loss)							101

Dividends declared	0	0	0	(162)	0	0	(162)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Stock repurchased	(3.9)	0	(92)	0	0	0	(92)
Share-based employee compensation	0.4	0	30	0	0	0	30
Exercise of stock options	0.5	0	7	0	0	0	7

Balance at December 31, 2010	168.3	2	3,075	219	(10)	20	3,306
Comprehensive income (loss):
Net income	0	0	0	246	0	4	250
Foreign currency translation	0	0	0	0	(112)	0	(112)
Adjustments related to pension and other benefit plans, net of tax	0	0	0	0	(138)	0	(138)

Net unrealized gain (loss) on derivative instruments, net of tax	0	0	0	0	(5)	0	(5)

Comprehensive income (loss)							(5)

Dividends declared	0	0	0	(173)	0	(5)	(178)
Share-based employee compensation	0.6	0	38	0	0	0	38
Exercise of stock options	2.0	0	40	0	0	0	40

Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2011	2010	2009
Cash flows from operating activities
Net income	$250	$110	$225
Discontinued operations	12	156	15
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	393	389	406
Deferred income taxes	62	(5)	101
Loss (gain) on sales of assets, net	0	2	(15)
Pension income	(77)	(78)	(73)
Appreciation in cash surrender value insurance policies	(22)	(31)	(40)
Impairment of long-lived assets	5	6	95
Change in alternative fuel mixture credit receivable	0	32	(32)
Changes in working capital, excluding the effects of acquisitions and dispositions	(52)	(46)	175
Other, net	(6)	16	(26)

Net cash provided by operating activities of continuing operations	565	551	831
Discontinued operations	(5)	(5)	45

Net cash provided by operating activities	560	546	876

Cash flows from investing activities
Capital expenditures	(670)	(242)	(218)
Payments for acquired businesses, net of cash acquired	(70)	(49)	(15)
Proceeds from dispositions of assets	59	31	52
Contributions to joint ventures	(8)	(9)	(5)
Other, net	0	(10)	(25)
Discontinued operations	46	59	2

Net cash used in investing activities	(643)	(220)	(209)

Cash flows from financing activities
Proceeds from issuance of long-term debt	113	2	250
Repayment of long-term debt	(42)	(132)	(435)
Changes in notes payable and other short-term borrowings, net	31	(2)	(34)
Changes in book overdrafts	3	0	(22)
Dividends paid	(170)	(160)	(157)
Proceeds from exercises of stock options	38	6	3
Stock repurchases	0	(92)	0
Other, net	1	(1)	(10)

Net cash used in financing activities	(26)	(379)	(405)

Effect of exchange rate changes on cash	(25)	(7)	39

(Decrease) increase in cash and cash equivalents	(134)	(60)	301

Cash and cash equivalents:
At beginning of period	790	850	549

At end of period	$656	$790	$850

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

On November 17, 2011, the company announced the spin-off of its Consumer & Office Products business and signed a definitive agreement to merge the business in a tax-efficient transaction into a subsidiary of ACCO Brands Corporation (“ACCO”). The transaction remains subject to approval by ACCO’s shareholders and the satisfaction of customary closing conditions and regulatory approvals. At closing, MeadWestvaco shareholders will receive 50.5% of the shares of ACCO stock and the company will receive $460 million of cash, subject to certain potential post-closing adjustments. The transaction is expected to be completed in the first half of 2012. The Consumer & Office Products segment will be presented as a discontinued operation in the company’s consolidated statements in the period this transaction closes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets as of October 1, 2011, there was no indication of impairment.

Goodwill: Goodwill represents the excess of cost of an acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. The company reviews the recorded value of goodwill at least annually on October 1, or sooner if events or changes in circumstances indicate that the fair value of a reporting unit is below its carrying value. The company may elect to use a qualitative approach to determine if goodwill is required to be tested. If goodwill is required to be tested for impairment, a two-step process is utilized. The first step is to identify a potential impairment and the second step is to measure the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit’s goodwill exceeds its estimated fair value. Goodwill has been allocated to the company’s respective reporting units based on its nature and synergies expected to be achieved. The fair value of each reporting unit is estimated primarily using an income approach, specifically the discounted cash flow method. The company employs significant assumptions in evaluating its goodwill for impairment. These assumptions include relevant considerations of market-participant data.

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

Based on management’s annual evaluation of the recorded value of goodwill as of October 1, 2011, there was no indication of impairment. However, changes to any of the above assumptions could lead to impairment of goodwill in the future. See Note D for further information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Environmental and legal liabilities: Environmental expenditures that increase useful lives of assets are capitalized, while other environmental expenditures are expensed. Liabilities are recorded when remedial efforts are probable and the costs can be reasonably estimated. The company recognizes a liability for other legal contingencies when a loss is probable and reasonably estimable. Liabilities recorded for claims are limited to pending cases based on the company’s historical experience, consultation with outside counsel and consultation with an actuarial specialist concerning the feasibility of reasonably estimating liabilities associated with claims that may arise in the future. The company recognizes insurance recoveries when collection is reasonably assured. Fees for third-party legal services are expensed as incurred. See Note P for further information.

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

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Also included in net sales is service revenue, which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. Sales of landholdings are included in net sales in the consolidated statements of operations.

Shipping and handling costs: Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Research and development: Included in cost of sales and selling, general and administrative expenses are expenditures for research and development of $47 million, $41 million and $43 million for the years ended December 31, 2011, 2010 and 2009, respectively, which were expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For the years ended December 31, 2011, 2010, and 2009, 4.1 million, 7.9 million and 8.0 million of equity awards, respectively, were excluded from the calculation of weighted average shares outstanding, as the exercise price per share was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

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

In September 2011, the FASB issued new accounting guidance regarding the testing of goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the required annual goodwill impairment test. This accounting guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, early adoption is permitted. The company adopted the above provisions for its annual goodwill test performed in 2011. The impact of adoption did not have an effect on the company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2011, the FASB issued new accounting guidance regarding additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. These provisions are effective for fiscal and interim periods beginning on or after January 1, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2011 that had or are expected to have a material impact on the company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at December 31, 2011 and 2010, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during 2011 and 2010.

In millions	December 31, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$0	$0	$0	$0
Derivatives-liabilities	(19)	0	(19)	0
Cash equivalents	549	549	0	0

Pension plan assets:
Equity investments	$538	$514	$24	$0
Preferred stock	4	3	1	0
Government securities	989	82	904	3
Corporate debt investments	782	0	776	6
Derivatives	69	0	0	69
Partnerships and joint ventures	209	0	0	209
Real estate	47	0	0	47
Common collective trust	1,093	60	1,033	0
Registered investment companies	46	0	46	0
103-12 investment entities	259	0	259	0
Other pension (payables) receivables	(16)	(38)	0	22

Total pension plan assets	$4,020	$621	$3,043	$356

	December 31, 2010	Level 1(1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$0
Derivatives-liabilities	(8)	0	(8)	0
Cash equivalents	646	646	0	0

Pension plan assets:
Equity investments	$620	$594	$26	$0
Preferred stock	6	5	1	0
Government securities	875	0	864	11
Corporate debt investments	726	0	714	12
Derivatives	5	0	5	0
Partnerships and joint ventures	133	0	0	133
Real estate	54	0	0	54
Common collective trust	1,124	0	1,124	0
Registered investment companies	58	0	58	0
103-12 investment entities	151	0	151	0
Other pension (payables) receivables	4	(18)	0	22

Total pension plan assets	$3,756	$581	$2,943	$232

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of the pension plan assets were determined using a market approach based on quoted prices in active markets for identical or similar assets or where there were no observable market inputs an income approach based on estimated investment returns and cash flows.

The following information is presented for those assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2011 and 2010:

In millions	Equity investments	Government securities	Corporate debt investments	Derivatives	Partnerships and joint ventures	Real estate	Other pension receivables and payables	Total
December 31, 2009	$1	$0	$13	$0	$104	$45	$21	$184
Purchases	0	11	14	0	43	7	8	83
Sales	(1)	(1)	(10)	0	(27)	(1)	(10)	(50)
Realized gains (losses)	0	0	0	0	(4)	1	4	1
Unrealized gains (losses)	0	0	(1)	0	17	2	(1)	17
Transfers in (out) of Level 3	0	1	(4)	0	0	0	0	(3)

December 31, 2010	0	11	12	0	133	54	22	232
Purchases	0	1	2	14	86	3	1	107
Sales	0	(5)	(6)	(23)	(25)	(20)	(1)	(80)
Realized gains (losses)	0	0	0	10	1	(6)	(1)	4
Unrealized gains (losses)	0	(1)	0	68	14	16	1	98
Transfers in (out) of Level 3	0	(3)	(2)	0	0	0	0	(5)

December 31, 2011	$0	$3	$6	$69	$209	$47	$22	$356

At December 31, 2011, the book value of financial instruments included in debt is $2.1 billion and the fair value is estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the December 31, 2011 market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

B.	Current assets

Cash equivalents of $549 million and $646 million at December 31, 2011 and 2010, respectively, are valued at cost, which approximates fair value. As of December 31, 2011 and 2010, the majority of the company’s cash equivalents were invested in U.S. government securities. Trade receivables have been reduced by an allowance for doubtful accounts of $21 million and $23 million at December 31, 2011 and 2010, respectively. Receivables also include $72 million and $75 million from sources other than trade at December 31, 2011 and 2010, respectively. Inventories at December 31, 2011 and 2010 are comprised of:

	December 31,
In millions	2011	2010
Raw materials	$171	$167
Production materials, stores and supplies	88	87
Finished and in-process goods	390	388

	$649	$642

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately 59% and 58% of inventories at December 31, 2011 and 2010, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $823 million and $797 million at December 31, 2011 and 2010, respectively. The effect of LIFO layer decrements was a decrease of $0.03 to earnings per share for the year ended December 31, 2011 and an increase of $0.03 to earnings per share for the year ended December 31, 2009. The effects of LIFO layer decrements were not significant to the consolidated statements of operations for the year ended December 31, 2010.

C.	Property, plant, equipment and forestlands

Depreciation and depletion expense for the years ended December 31, 2011, 2010 and 2009 was:

In millions	2011	2010	2009

Depreciation and depletion expense	$315	$307	$318

Property, plant, equipment and forestlands consist of the following:

	December 31,
In millions	2011	2010
Land and land improvements	$257	$260
Buildings and leasehold improvements	804	814
Machinery and other	5,302	5,191

	6,363	6,265
Less: accumulated depreciation	(3,713)	(3,544)

	2,650	2,721
Forestlands	352	328
Construction-in-progress	529	206

	$3,531	$3,255

D.	Goodwill and other intangible assets

Goodwill allocated to each of the company’s segments at December 31, 2011 and 2010 was:

	December 31,
In millions	2011	2010
Packaging Resources	$68	$68
Consumer Solutions	589	563
Consumer & Office Products	165	172
Specialty Chemicals	10	9

	$832	$812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

In millions	2011	2010
Beginning balance	$812	$818
Goodwill acquired during the year[1]	30	19
Impairment losses[2]	0	(7)
Goodwill related to sale of business unit[3]	0	(9)
Adjustments[4]	(10)	(9)

Ending balance	$832	$812

Accumulated impairment losses:
Beginning balance	$(7)	$0
Impairment losses[2]	0	(7)

Ending balance	$(7)	$(7)

[1]

Goodwill acquired in 2011 related to the company’s acquisition of a dispensing closures manufacturer during the fourth quarter of 2011. Goodwill acquired in 2010 related to the company’s acquisition of a trigger sprayer manufacturer during the fourth quarter of 2010. See Note Q for further discussion.

[2]

In connection with the company’s 2010 presentation of the envelope products business as a discontinued operation, $7 million of goodwill related to the Consumer & Office Products segment was allocated to the envelope products business and impaired as of December 31, 2010. See Note R for further discussion.

[3]

In connection with the sale of the company’s media and entertainment packaging business on September 30, 2010, $9 million of goodwill related to the Consumer Solutions segment was allocated to and included in the pre-tax loss on sale. See Note R for further discussion.

[4]	Represents foreign currency translations and tax adjustments.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2011		December 31, 2010
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$197	$117	$199	$107
Customer contracts and lists	296	101	287	86
Patents	59	40	56	35
Other – primarily licensing rights	29	25	30	25

	$581	$283	$572	$253

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	December 31, 2011	December 31, 2010
Trademarks and tradenames	$93	$94

Amortization expense relating to intangible assets subject to amortization for the years ended December 31, 2011, 2010 and 2009 was:

In millions	2011	2010	2009

Intangible amortization expense	$36	$35	$36

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows:

In millions	2012	2013	2014	2015	2016

Estimated intangible amortization expense	$37	$36	$36	$31	$29

E.	Other assets

Other assets consist of the following:

	December 31,
In millions	2011	2010
Identifiable intangible assets	$391	$413
Restricted asset [1]	398	398
Cash surrender value of life insurance, net of borrowings	155	175
Capitalized software, net	58	53
Equipment leased to customers, net	71	74
Other	116	111

	$1,189	$1,224

[1]

As part of the consideration for the sale of certain large-tract forestlands in 2007, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London Interbank Offered Rate (“LIBOR”). In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. The $338 million non-recourse liability is included in other long-term obligations in the consolidated balance sheets at December 31, 2011 and 2010.

F.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
In millions	2011	2010
Accounts payable:
Trade	$591	$548
Other	45	42

	$636	$590

Accrued expenses:
Taxes, other than income	$57	$46
Interest	60	59
Payroll and employee benefit costs	223	238
Accrued rebates and allowances	66	68
Environmental and litigation	43	31
Income taxes payable	34	18
Freight	7	11
Restructuring charges	10	25
Other	91	110

	$591	$606

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

G.	Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consist of the following:

	December 31,
In millions	2011	2010
Other short-term borrowings	$30	$1
Current maturities of long-term debt and capital lease obligations	223	6

	$253	$7

During 2011, MeadWestvaco entered into a R$470 million bank credit agreement with the Brazilian Development Bank (“BNDES”) in connection with the company’s expansion in Brazil. Amounts borrowed under this facility will fund qualifying equipment purchases in accordance with the BNDES agreement and will incur a fixed rate of interest of 5.5%. Borrowings under this facility will be denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$180 million (U.S. Dollar equivalent of approximately $97 million) was drawn under this facility at December 31, 2011. Total remaining capacity of this facility in Brazilian Real currency was R$290 million at December 31, 2011 (U.S. Dollar equivalent of approximately $155 million).

MeadWestvaco had a $600 million bank credit agreement which was undrawn at December 31, 2011. The $600 million credit agreement contained a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance at December 31, 2011.

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017 and replaced the previous $600 million bank credit agreement that was due to expire in October 19, 2012. The New Credit Facilities will be used for general corporate purposes. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consists of the following:

	December 31,
In millions	2011	2010
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,181	$1,181
Notes, rates from 6.85% to 7.38%, due 2012-2019	471	472
BNDES notes, rate of 5.50%, due 2013-2020	97	0
Sinking fund debentures, rates from 7.50% to 7.65%, due 2014-2027	202	232
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 6.35%, due 2035	51	51
Industrial Development Revenue Bonds, rate 6.10%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	2	3
Other long-term debt	6	16

	2,103	2,048
Less: amounts due within one year	(223)	(6)

Long-term debt	$1,880	$2,042

During 2010, the company repaid prior to scheduled maturity $98 million aggregate principal of its 6.85% notes due April 2012 at 107% of face value, or $104 million plus accrued interest of $3 million prior to scheduled maturity. The above transaction resulted in a $6 million pre-tax charge from early extinguishment of debt for the year ended December 31, 2010.

As of December 31, 2011, outstanding debt maturing in the next five years is as follows:

In millions	2012	2013	2014	2015	2016

Outstanding debt maturities	$252	$12	$22	$29	$29

As of December 31, 2011, capital lease obligations maturing in the next five years are as follows:

In millions	2012	2013	2014	2015	2016

Capital lease obligation maturities	$1	$1	$0	$0	$0

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.6% for 2011 and 7.7% for 2010. The company did not have any outstanding variable-rate long-term debt during 2011, but the weighted average interest rate on the company’s variable-rate long-term debt was 4% for 2010.

The percentage of debt to total capital (shareholders’ equity and total debt) was 40% at December 31, 2011 and 38% at December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the years ended December 31, 2011 and 2010 are presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2011	2010	2011	2010	2011	2010	2011	2010
Gain (loss) recognized in other comprehensive income (loss) (effective portion)	$0	$4	$(21)	$(13)	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(4)	$5	$(9)	$(13)	$0	$0	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	0	7	7	(17)

Total (loss) gain recognized in earnings[2]	$(4)	$5	$(9)	$(13)	$0	$7	$7	$(17)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	December 31, 2011	December 31, 2010
Derivatives designated as hedges:
Natural gas	Accounts payable	$(13)	$(5)
Natural gas	Other long term obligations	(3)	0
Foreign currency	Accounts payable	2	0

		(14)	(5)

Derivatives not designated as hedges:
Foreign currency	Other current assets	0	1
Foreign currency	Accounts payable	(5)	(3)

		(5)	(2)

Total derivatives		$(19)	$(7)

[1]	Fair values of derivative instruments are also disclosed in Note A.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. The company’s natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts for hedged consumption in Million British Thermal Units (“MMBTU’s”) at December 31, 2011 and 2010 are presented below.

In MMBTU’s
December 31, 2011	December 31, 2010
13	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $13 million during the next twelve months. As of December 31, 2011, the maximum remaining term of existing hedges was two years. For the years ended December 31, 2011 and 2010, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at December 31, 2011 and 2010 are presented below.

In millions	December 31, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – not designated as hedges	$280	$362

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and costs of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $3 million. As of December 31, 2011, the maximum remaining term of existing hedges was 1 year. For the years ended December 31, 2011 and 2010, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at December 31, 2011 and 2010 are presented below.

In millions	December 31, 2011	December 31, 2010
Notional amount of foreign currency forward contracts – designated as hedges	$79	$71

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. There were no interest-rate swap agreements outstanding at December 31, 2011 and 2010. For the year ended December 31, 2010, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

I.	Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options, which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2011 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2012	$54	$12
2013	44	11
2014	36	10
2015	31	10
2016	28	10
Later years	169	274

Minimum lease payments	$362	327

Less: amount representing interest		181

Capital lease obligations		$146

Rental expense under operating leases for the years ended December 31, 2011, 2010 and 2009 was:

In millions	2011	2010	2009

Rental expense under operating leases	$79	$72	$68

J.	Shareholders’ equity

The value included in common stock at December 31, 2011 and 2010 reflects the outstanding shares of common stock at $0.01 par value per share.

During 2011, there were no purchases and retirements of MWV common stock. During 2010, MWV purchased and retired 3.9 million of its common shares for $92 million. Of the shares repurchased, 2.1 million shares were purchased pursuant to an existing authorization provided by the company’s Board of Directors in October of 2005 (the “2005 authorization”) and 1.8 million shares were purchased pursuant to an existing authorization provided by the company’s Board of Directors in June of 2010 (the “2010 authorization”). At December 31, 2011 and 2010 there were no remaining shares available for purchase under the 2005 authorization and 3.2 million shares remain available for purchase under the 2010 authorization. Both the 2005 and 2010 authorizations were established to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cumulative components at year end of accumulated other comprehensive loss for 2011 and 2010 are as follows:

	December 31,
In millions	2011	2010
Foreign currency translation	$50	$162
Adjustments related to pension and other benefit plans	(307)	(169)
Unrealized loss on derivative instruments	(8)	(3)

	$(265)	$(10)

At December 31, 2011, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which six million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $1.00, $0.94, and $0.92 per share for the years ended December 31, 2011, 2010, and 2009, respectively. Dividends paid were $170 million, $160 million and $157 million for the years ended December 31, 2011, 2010 and 2009, respectively.

K.	Share-based compensation

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the company’s shareholders. At December 31, 2011, MeadWestvaco had five such plans under which share-based awards are available for grant. Initially, there was an aggregate of 28 million shares reserved under the 1991 and 1996 Stock Option Plans, the 1995 Salaried Employee Stock Incentive Plan, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to key employees. On November 18, 2011 and August 21, 2009 the company registered an additional 8.1 million and 13.5 million shares, respectively, under the 2005 Performance Incentive Plan. For all of the employee plans, there were approximately 9.5 million shares available for grant at December 31, 2011. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without SARs or limited SARs, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of SARs is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards up to 500,000 shares to outside directors in the form of stock options or restricted stock units. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2011, 2010 and 2009, the total annual grants consisted of 34,124, 34,407, and 65,142 restricted stock units, respectively, for non-employee directors. There were 109,853 shares remaining for grant under this plan at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2011	2010	2009
Weighted average fair value of stock options granted during the period	$7.93	$6.43	$0.95
Weighted average fair value of SARs granted during the period	8.49	7.61	2.31
Expected dividend yield for stock options	3.40%	3.86%	10.09%
Expected dividend yield for SARs	3.39%	3.86%	10.13%
Expected volatility	34.00%	35.00%	35.00%
Average risk-free interest rate for stock options	1.83%	2.08%	1.43%
Average risk-free interest rate for SARs	1.68%	2.15%	1.64%
Average expected term for stock options and SARs (in years)	7.2	7.3	6.6

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2008	8,796	$29.16	536	$28.62		$0
Granted	4,752	9.15	139	9.08
Exercised	(134)	26.54	(9)	28.32		0.8
Cancelled	(1,654)	28.67	(23)	25.54

Outstanding at December 31, 2009	11,760	21.14	643	28.79		0
Granted	2,337	23.85	102	23.83
Exercised	(531)	25.42	(21)	24.83		7.8
Cancelled	(1,483)	28.08	(99)	22.12

Outstanding at December 31, 2010	12,083	21.44	625	25.15		76.5
Granted	1,807	29.38	87	29.50
Exercised	(1,976)	19.46	(179)	25.93		23.7
Cancelled	(677)	27.63	(22)	27.78

Outstanding at December 31, 2011	11,237	22.70	511	25.48	6.4 years	86.5
Exercisable at December 31, 2011	6,697	23.51	325	26.43	5.2 years	46.6
Exercisable at December 31, 2010	6,470	25.71	443	27.94	4.7 years	19.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2011, there was approximately $14 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of one year.

Pre-tax compensation expense for stock options and SARs and the tax benefit associated with this expense for the years ended December 31, 2011, 2010 and 2009 was:

In millions	2011	2010	2009

Pre-tax compensation expense for stock options and SARs	$12	$10	$12
Tax benefit associated with the pre-tax compensation expense for stock options and SARs	5	4	5

Total cash received from the exercise of share-based awards in 2011 was $38 million.

Restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock units vest over a three- to five-year period. Awards granted in 2011 and 2010 consisted of both service vesting restricted stock units and performance-based restricted stock units. Awards granted in 2009 consisted of service vesting restricted stock units. Under the employee plans, the grantee of the restricted stock units is entitled to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the vesting period or if predetermined goals are not accomplished. The fair value of each restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period. Performance-based restricted stock units granted to employees in 2011 and 2010 were 296,489 and 1,122,665, respectively. There were no performance-based restricted stock units granted to employees in 2009. None of these performance awards were vested at December 31, 2011.

As part of the 2005 Performance Incentive Plan, the company began granting performance-based awards in 2010 for which vesting is contingent upon achieving certain performance measures, as well as an employee retention component. This compensation is designed to align a significant portion of executive and other key employee compensation directly to company performance and long-term enhancement to shareholder value. The 2011 and 2010 performance-based awards are earned at the end of the five-year period provided a threshold improvement of the company’s consolidated earnings before interest expense and income taxes (“EBIT”), is achieved during the first three years including year of grant and a threshold improvement in enterprise economic profit (“EP”) is achieved by the fifth year after grant. There is a feature of accelerated vesting and increased compensation up to 125% if both the EBIT and EP thresholds are achieved by the end of the second year after grant. Otherwise, both the EBIT and EP targets must be achieved by the fifth year after grant in order for the 2011 and 2010 performance awards to vest. If the targets are not met within this time frame, the awards will be forfeited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at December 31, 2008	2,503	$29.51
Granted	913	9.07
Forfeited	(429)	28.23
Released	(339)	27.07

Outstanding at December 31, 2009	2,648	23.51
Granted	1,388	23.92
Forfeited	(567)	31.27
Released	(279)	27.17

Outstanding at December 31, 2010	3,190	24.38
Granted	566	27.00
Forfeited	(197)	24.01
Released	(752)	26.92

Outstanding at December 31, 2011	2,807	20.70

At December 31, 2011, there was approximately $9 million of unrecognized pre-tax compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of one year.

Pre-tax compensation expense for restricted stock units and the tax benefit associated with this expense for the years ended December 31, 2011, 2010 and 2009 was:

In millions	2011	2010	2009

Pre-tax compensation expense for restricted stock units	$25	$20	$12
Tax benefit associated with the pre-tax compensation expense for restricted stock units	9	7	4

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of net periodic benefit (income) cost for the company’s retirement plans for the years ended December 31, 2011, 2010 and 2009 are presented below.

	Years ended December 31,
In millions	2011	2010	2009
Service cost-benefits earned during the period	$42	$45	$46
Interest cost on projected benefit obligation	145	145	155
Expected return on plan assets	(285)	(274)	(268)
Amortization of prior service cost	1	2	2
Amortization of net actuarial loss	15	10	2

Pension income before settlements, curtailments and termination benefits	(82)	(72)	(63)
Curtailments[1]	0	4	(6)
Settlements[2]	10	0	0
Termination benefits	2	1	1

Net periodic pension (income) cost	$(70)	$(67)	$(68)

Net periodic benefit (income) cost – continuing operations	$(77)	$(78)	$(73)

[1]

For the year ended December 31, 2011, the company recorded within discontinued operations a curtailment gain pursuant to the 2011 sale of the company’s envelope products business and recorded within income from continuing operations a curtailment loss pursuant to the forthcoming spin-off and merger of the Consumer & Office Products segment with ACCO. For the years ended December 31, 2010 and 2009, the company recorded within income from continuing operations a curtailment loss and gain, respectively as a result of restructuring activities.

[2]	For the year ended December 31, 2011, the company recorded within discontinued operations a settlement pursuant to the 2010 sale of the company’s media and entertainment packaging business.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2011	2010
Net actuarial loss (gain)	$225	$(15)
Amortization of net actuarial loss	(15)	(10)
Prior service cost (benefit)	0	2
Amortization of prior service cost	(1)	(2)
Curtailments	(2)	(6)
Settlements	(10)	0

Total pre-tax loss (gain) recognized in other comprehensive income (loss)	$197	$(31)

Total pre-tax loss (gain) recognized in net periodic pension income and other comprehensive income (loss)	$127	$(98)

Actuarial gains and losses and prior service cost (benefit) subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 8 years for the salaried and bargained hourly plans, and over the average remaining life expectancy of the plan participants of the envelope salaried plan which is about 26 years. The envelope products salaried plan was retained by the company post sale of the envelope products business. The estimated pre-tax net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension income in 2012 is $52 million and $0.5 million, respectively.

Postretirement benefits

MeadWestvaco provides life insurance for substantially all retirees and medical benefits to certain retirees in the form of cost subsidies until Medicare eligibility is reached and to certain other retirees, medical benefits up to a maximum lifetime amount. The company funds certain medical benefits on a current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basis with retirees paying a portion of the costs. Certain retired employees of businesses acquired by the company are covered under other medical plans that differ from current plans in coverage, deductibles and retiree contributions.

The components of net postretirement benefits cost (income) for the years ended December 31, 2011, 2010 and 2009 are presented below.

	Years ended December 31,
In millions	2011	2010	2009
Service cost-benefits earned during the period	$6	$3	$3
Interest cost	13	6	7
Net amortization	(3)	(4)	2
Curtailments[1]	0	(8)	0

Net periodic postretirement benefits cost (income)	$16	$(3)	$12

[1]	For the years ended December 31, 2010, the company recorded within income from continuing operations a curtailment gain as a result of restructuring activities.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2011	2010
Net actuarial loss (gain)	$14	$(3)
Prior service cost (benefit)	0	2
Net amortization	3	4
Curtailments	0	8

Total pre-tax loss (gain) recognized in other comprehensive income (loss)	$17	$11

Total pre-tax loss recognized in net periodic postretirement benefits cost and other comprehensive income (loss):	$33	$8

Actuarial gains and losses and prior service cost subject to amortization are amortized over the average remaining service, which is about 5 years. The estimated pre-tax prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement benefits (income) cost in 2012 is $2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2011 and 2010, based on a measurement date of December 31 for each period.

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2011	2010	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$2,637	$2,460	$206	$196	$104	$107
Service cost	37	41	5	4	6	3
Interest cost	134	134	11	11	13	6
Net actuarial losses	356	152	45	10	14	1
Plan amendments	0	7	0	0	0	1
Foreign currency exchange rate changes	0	0	(2)	(2)	0	0
Employee contributions	0	0	0	0	10	11
Termination benefit costs	2	7	0	0	0	0
Curtailments	(1)	(1)	0	(1)	0	(2)
Settlements	0	0	(36)	0	0	0
Benefits paid (including termination benefits)	(161)	(163)	(10)	(12)	(23)	(23)

Benefit obligation at end of year	$3,004	$2,637	$219	$206	$124	$104

Change in plan assets:
Fair value of plan assets at beginning of year	$3,678	$3,398	$78	$64	$0	$0
Actual return on plan assets	450	443	8	6	0	0
Company contributions	0	0	13	20	13	12
Foreign currency exchange rate changes	0	0	0	0	0	0
Employee contributions	0	0	0	0	10	11
Settlements	0	0	(36)	0	0	0
Benefits paid (including termination benefits)	(161)	(163)	(10)	(12)	(23)	(23)

Fair value of plan assets at end of year	$3,967	$3,678	$53	$78	$0	$0

Over (under) funded status at end of year	$963	$1,041	$(166)	$(128)	$(124)	$(104)

Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid asset	$963	$1,041	$6	$11	$0	$0
Current liabilities	0	0	(10)	(4)	(11)	(12)
Noncurrent liabilities	0	0	(162)	(135)	(113)	(92)

Total net asset (liability)	$963	$1,041	$(166)	$(128)	$(124)	$(104)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:

Net actuarial loss (gain)	$450	$275	$68	$43	$(3)	$(18)
Prior service (benefit) cost	(5)	(1)	(3)	(4)	(23)	(25)

Total loss (gain) recognized in accumulated other comprehensive loss	$445	$274	$65	$39	$(26)	$(43)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit plans was $3.17 billion and $2.77 billion at December 31, 2011 and 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2011	2010
Projected benefit obligation	$217	$165
Accumulated benefit obligation	200	152
Fair value of plan assets	53	25

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2011	2010
Retirement benefits:
Discount rate	4.27%	5.25%
Rate of compensation increase	2.51%	3.49%

Postretirement benefits:
Discount rate	4.64%	4.87%
Healthcare cost increase	7.57%	7.51%
Prescription drug cost increase	8.01%	8.00%

The weighted average assumptions used to determine net periodic pension income and net postretirement benefits (income) cost for the years presented:

	Years ended December 31,
	2011	2010	2009
Retirement benefits:
Discount rate	5.25%	5.50%	6.25%
Rate of compensation increase	3.49%	3.98%	3.98%
Expected return on plan assets	7.96%	7.98%	7.98%

Postretirement benefits:
Discount rate	4.87%	5.75%	6.26%
Healthcare cost increase	7.51%	7.76%	7.99%
Prescription drug cost increase	8.00%	8.99%	9.47%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company determined the discount rates for 2011, 2010, and 2009 by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

The annual rate of increase in healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2020 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2011 accumulated postretirement benefit obligation by $5 million and the total service and interest cost for 2011 by $0.4 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2011 accumulated postretirement benefit obligation by $4 million and the total service and interest cost for 2011 by $0.3 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $21 million, $22 million and $23 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2011 and 2010, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long- term rate of return
Asset category:		2011	2010	2011
Equity securities	31%	28%	35%	10.8%
Debt securities	61%	66%	60%	6.1%
Real estate and private equity	8%	6%	5%	12.5%

Total	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity risk is present in the trust’s investments in partnerships/joint ventures, real estate, registered investment companies, and 103-12 investment entities. The policy limits target allocations to these asset classes to 11%.

Concentrated interest rate risk, credit spread risk, and inflation risk are present in the trust’s investments in government securities, corporate debt instruments, and common collective trusts. These investment risks are meant to offset the risks in the plan liabilities. Long-duration fixed income securities and interest rate swaps are used to better match the interest rate sensitivity of plan assets and liabilities. The portfolio’s interest rate risk is hedged at approximately 90% of the value of the plans’ accumulated benefit obligation. Treasury inflation protected securities are used to better match inflation risk of plan assets and liabilities. Corporate debt instruments mitigate the credit risk in the discount rate used to value the plan liabilities. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews. A portion of the overall fund will remain in short-term fixed income investments in order to meet the ongoing operating cash requirements of the plans.

Funding of plans and payments of benefits

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $4 million to the funded non-U.S. pension plans in 2012.

The company expects to pay $19 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2012. The table below presents estimated future benefit payments, substantially all of which are expected to be funded from plan assets.

In millions	Retirement benefits	Postretirement benefits before Medicare Part D subsidy	Medicare Part D subsidy
2012	$198	$11	$1
2013	197	11	1
2014	198	10	1
2015	200	10	1
2016	204	10	1
2017 – 2021	1,033	49	2

Postemployment benefits

MeadWestvaco provides limited post-employment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

M.	Restructuring charges

During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during 2011 and 2010 are pursuant to the 2008 program. During 2005, the company launched a cost reduction initiative to improve the efficiency of its business model. Restructuring charges incurred during 2009 were pursuant to the 2008 and 2005 programs. Cumulative charges included in the results from continuing operations through December 31, 2011 since the inceptions of these programs were $254 million for the 2005 program and $277 million for the 2008 program. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 are presented below.

Year ended December 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$8	$4	$12	$1	$0	$1	$9	$4	$13
Packaging Resources	0	1	1	2	0	2	2	1	3
All other(1)	0	6	6	1	7	8	1	13	14

Total charges	$8	$11	$19	$4	$7	$11	$12	$18	$30

(1)	Includes $7 million related to employee relocation costs.

Year ended December 31, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$26	$6	$32	$8	$0	$8	$34	$6	$40
Packaging Resources	0	0	0	4	0	4	4	0	4
Consumer & Office Products	0	1	1	0	1	1	0	2	2
All other(1)	0	5	5	(3)	5	2	(3)	10	7

Total charges	$26	$12	$38	$9	$6	$15	$35	$18	$53

(1)	Includes $5 million related to employee relocation costs.

Year ended December 31, 2009

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Consumer Solutions	$18	$14	$32	$39	$0	$39	$57	$14	$71
Packaging Resources	1	6	7	35	0	35	36	6	42
Consumer & Office Products	2	3	5	1	0	1	3	3	6
All other	0	6	6	41	7	48	41	13	54

Total charges	$21	$29	$50	$116	$7	$123	$137	$36	$173

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2008 to the year ended December 31, 2011:

	Employee Costs			Other Costs			Total
In millions	2005 program	2008 program	Total	2005 program	2008 program	Total	2005 program	2008 program	Total
Balance at December 31, 2008	$14	$25	$39	$5	$0	$5	$19	$25	$44
Current charges	0	57	57	4	11	15	4	68	72
Payments	(14)	(46)	(60)	(5)	(11)	(16)	(19)	(57)	(76)

Balance at December 31, 2009	0	36	36	4	0	4	4	36	40
Current charges	0	38	38	1	3	4	1	41	42
Payments	0	(42)	(42)	(1)	(3)	(4)	(1)	(45)	(46)

Balance at December 31, 2010	0	32	32	4	0	4	4	32	36
Current charges	0	19	19	0	6	6	0	25	25
Payments	0	(33)	(33)	(1)	(6)	(7)	(1)	(39)	(40)

Balance at December 31, 2011	$0	$18	$18	$3	$0	$3	$3	$18	$21

N.	Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2011	2010	2009
Interest income	$30	$22	$18
Charges from early extinguishments of debt	0	(6)	(23)
Equity investment gain[1]	10	0	0
Foreign currency exchange gains (losses)	2	(4)	2
Gains on sales of certain assets	2	0	16
Alternative fuel mixture credit[2]	0	0	375
Other, net	(5)	2	(6)

	$39	$14	$382

[1]

For the year ending December 31, 2011, the company recorded a pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

[2]	Through December 31, 2009, the U.S. Internal Revenue Code allowed an excise tax credit for alternative fuel mixtures produced by a taxpayer for use as a fuel in a taxpayer’s trade or business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

O.	Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2011	2010	2009
U.S. earnings	$228	$182	$270
Foreign earnings	194	138	122

	$422	$320	$392

The significant components of the income tax provision are as follows:

	Years ended December 31,
In millions	2011	2010	2009
Current:
U.S. federal	$25	$(8)	$108
State and local	3	3	8
Foreign	65	80	52

	93	75	168

Deferred:
U.S. federal	43	(11)	(9)
State and local	6	(26)	(2)
Foreign	12	(22)	(7)

Provision (benefit) for deferred income taxes	61	(59)	(18)

Less: Allocation to discontinued operations	(6)	(38)	(2)

Income tax provision attributable to continuing operations	$160	$54	$152

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to continuing operations:

	Years ended December 31,
In millions	2011	2010	2009
Income tax provision computed at the U.S. federal statutory rate of 35%	$148	$112	$137
State and local income taxes, net of federal benefit	6	1	6
Foreign income tax rate differential and other items	(26)	(8)	(17)
Valuation allowances	1	(25)	(5)
Credits	(1)	(22)	(6)
Tax charge related to Brazilian tax audit	23	21	26
Taxes related to forthcoming spin-off of Consumer & Office Products	23	0	0
Settlements of tax audits and other	(14)	(25)	11

Income tax provision attributable to continuing operations	$160	$54	$152

Effective tax rate attributable to continuing operations	38%	17%	39%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The current and non-current deferred tax assets and liabilities are as follows:

	December 31,
In millions	2011	2010
Deferred tax assets:
Employee benefits	$164	$168
Postretirement benefit accrual	33	31
Other accruals and reserves	97	92
Net operating loss and other credit carry-forwards	139	202
Other	16	22

Total deferred tax assets	449	515
Valuation allowances	(43)	(71)

Net deferred tax assets	406	444

Deferred tax liabilities:
Depreciation and depletion	(833)	(839)
Nontaxable pension asset	(352)	(405)
Amortization of identifiable intangibles	(97)	(100)
Other	(34)	(27)

Total deferred tax liabilities	(1,316)	(1,371)

Net deferred liability	$(910)	$(927)

Included in the balance sheet:
Current assets - deferred tax asset	$24	$45
Noncurrent net deferred tax liability	(934)	(972)

Net deferred liability	$(910)	$(927)

The company has U.S. federal, state and foreign tax net operating loss carry-forwards which are available to reduce future taxable income in U.S. federal and various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2011 and 2010, $23 million and $0 of deferred income taxes were provided for the company’s share of undistributed net earnings of foreign operations, respectively. Management’s intent is to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical. The $23 million of deferred income taxes provided in 2011 is in relation to the company’s anticipated internal reorganization required in advance of a transaction related to the Consumer & Office Products segment. The cumulative undistributed earnings, including foreign currency translation adjustments, totaled $1.66 billion and $1.77 billion for the years ended December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2011, 2010 and 2009:

In millions
Balance at December 31, 2008	$125
Additions based on tax positions related to the current year	153
Additions for tax positions of prior years	33
Reductions for tax positions of prior years	(7)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(21)
Foreign currency translation	13

Balance at December 31, 2009	295
Additions based on tax positions related to the current year	20
Additions for tax positions of prior years	34
Reductions for tax positions of prior years	(34)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(16)
Foreign currency translation	3

Balance at December 31, 2010	301
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	(4)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(36)
Foreign currency translation	(9)

Balance at December 31, 2011	$268

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $268 million liability for unrecognized tax benefits at December 31, 2011, $226 million could impact the company’s effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s effective tax rate.

During 2011, the company substantially settled audits with the Internal Revenue Service for tax years 2007-2008. In addition, the company is in advanced stages of audits in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may change by $14 million to $92 million during 2012.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. During the years ended December 31, 2011, 2010 and 2009, the company recognized interest and penalties totaling $14 million, $10 million and $27 million, respectively. The company accrued $91 million and $94 million for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Approximately $84 million of deferred income tax benefit and $6 million of deferred income tax expense were provided in components of other comprehensive income during the years ended December 31, 2011 and 2010, respectively. Approximately $8 million and $1 million of current income tax benefit were provided in components of additional paid in capital during the year ended December 31, 2011 and 2010, respectively.

P.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2011, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2011, there were approximately 510 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2011, the company had recorded litigation liabilities of approximately $34 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Q.	Acquisitions

On December 30, 2011, the company acquired a dispensing caps and closures manufacturer serving the food, home and garden, and beauty and personal care packaging markets. The company will extend these dispensing closure solutions across its global packaging platform. The purchase price of this acquisition was $71 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed including identifiable intangible assets totaling $19 million that are being amortized over a period of 3 to 15 years and goodwill of $30 million. The results of operations from the date of this acquisition are included in the Consumer Solutions segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

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

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. During 2010, the company recorded pre-tax charges of $19 million ($15 million after taxes) comprised of impairment of long-lived assets of $6 million, impairment of allocated goodwill of $7 million and a pension curtailment loss of $6 million. During 2011, the company recorded additional charges of $1 million ($0.7 million after taxes) primarily related to a working capital adjustment. The combined pre-tax charges recorded in 2010 and 2011 sum to $20 million ($16 million after taxes) and represent the total amount of loss on sale of the envelope products business. The operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the envelope products business were previously included in the Consumer & Office Products segment.

On September 30, 2010, the company completed the sale of its media and entertainment packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $153 million ($126 million after taxes). During 2011, the company recorded additional charges of $12 million ($8 million after taxes) primarily related to a media and packaging business pension plan settlement. The combined pre-tax charges recorded in 2010 and 2011 sum to $165 million ($134 million after taxes) and represent the total amount of loss on sale of the envelope products business. The operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the media and entertainment packaging business were previously included in the Consumer Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are amounts attributed to the above dispositions included in discontinued operations in the consolidated statements of operations.

	Year ended December 31,
In millions, except per share amounts	2011	2010	2009
Net sales	$19	$475	$643

Cost of sales[1], 4	18	459	584
Selling, general and administrative expenses[2], 4	11	52	69
Interest expense	0	6	8
Other expense (income), net[3]	8	152	(1)

Loss before income taxes	(18)	(194)	(17)

Income tax benefit	(6)	(38)	(2)

Net loss	$(12)	$(156)	$(15)

1	For the year ended December 31, 2011 there are no restructuring charges included in cost of sales. For the years ended December 31, 2010 and 2009, cost of sales includes restructuring charges of $1 million and $13 million, respectively.
2	For the year ended December 31, 2011 there are no restructuring charges included in selling, general and administrative expenses. For the years ended December 31, 2010, and 2009, selling, general and administrative expenses include restructuring charges of $2 million and $3 million, respectively.
3	Other expense in 2010 includes a loss on sale of the media and entertainment packaging business of $153 million.
4	For the year ended December 31, 2011 pursuant to the 2010 sale of the media and entertainment packaging business, selling, general and administrative expenses include a pension settlement loss of $10 million. For the year ended December 31, 2010 pursuant to the sale of the envelope products business that closed on February 1, 2011, cost of sales includes an impairment charge of allocated goodwill of $7 million, an impairment charge of long-lived assets of $6 million and a pension curtailment charge of $5 million; selling, general and administrative expenses include a pension curtailment charge of $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no assets or liabilities classified as discontinued operations at December 31, 2011. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2010:

In millions	December 31, 2010
Accounts receivable, net	$30
Inventories	25
Other current assets	1

Current assets	56

Property, plant and equipment, net	24
Other assets	1

Non-current assets	25

Accounts payable	11
Accrued expenses	12

Current liabilities	23

Other long-term liabilities	3

In connection with the sale of the envelope products business in 2011, the sale of the media and entertainment packaging business in 2010, the sale of the Kraft business in 2008, and the sale of the printing and writing papers business in 2005, the company provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The company has evaluated these guarantees and indemnifications, which did not result in a material impact on the company’s consolidated financial statements. The total aggregate exposure to the company for these matters could be up to about $45 million; however, the company currently considers there to be a remote possibility of being required to make any payments related to these guarantees.

S.	Cash flow

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2011	2010	2009
(Increase) decrease in:
Receivables	$(33)	$(39)	$(33)
Inventories	(24)	(110)	124
Prepaid expenses	6	18	7

Increase (decrease) in:
Accounts payable and accrued expenses	(22)	46	130
Income taxes payable	21	39	(53)

	$(52)	$(46)	$175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
In millions	2011	2010	2009
Cash paid for:
Interest	$166	$172	$197
Less capitalized interest	(11)	(2)	(3)

Interest paid, net	$155	$170	$194

Income tax (refund) paid, net	$71	$(29)	$69

T.	Segment information

MWV’s segments are (i) Packaging Resources, (ii) Consumer Solutions, (iii) Consumer & Office Products, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Packaging Resources segment produces paperboard used in packaging for food, beverage, tobacco, healthcare, and beauty and personal care markets. This segment’s products include bleached paperboard (“SBS”) and Coated Natural Kraft® paperboard (“CNK®”) that are manufactured at three mills located in the U.S. and corrugated packaging that is manufactured at two mills located in Brazil. SBS is principally used in packaging solutions for higher-value branded consumer products in global food, tobacco, cosmetics and pharmaceuticals markets. SBS is also used in liquid packaging applications for shelf-stable dairy products and other liquid food and beverage products. CNK® is used for a range of packaging applications, the largest of which for MWV are multi-pack beverage packaging and food packaging. MWV’s corrugated packaging business is focused on fresh produce, frozen meat and consumer products markets in South America.

The Consumer Solutions segment designs and produces packaging solutions and systems for the food, beverage, tobacco, beauty and personal care, healthcare, and home and garden markets. This segment manufactures multi-pack cartons primarily for the global beverage take-home market, high-end packaging for the global tobacco market, injection-molded plastic and paperboard packaging for prescription drugs, and dispensing and sprayer systems for personal care, fragrance, healthcare, food, home cleaning, and garden and lawn maintenance products. Paperboard and plastic are converted into packaging products at plants located in North America, South America, Europe and Asia. This segment also has pharmaceutical packaging contracts with retailers, including mass-merchants. In addition, this segment manufactures equipment that is leased or sold to its beverage and dairy customers to package their products.

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

	Years ended December 31,
In millions	2011	2010	2009
Net sales[1]
U.S.[2]	$3,972	$3,772	$3,647
Brazil	731	688	581
Other Non-U.S.	1,357	1,233	1,178

Net sales	$6,060	$5,693	$5,406

Long-lived assets, net
U.S.	$3,733	$3,804	$3,737
Brazil	643	393	369
Other Non-U.S.	502	528	518

Long-lived assets	$4,878	$4,725	$4,624

[1]	Net sales are attributed to countries based on location of the seller.
[2]	Export sales from the U.S. were $959 million, $871 million, and $789 million for the years ended December 31, 2011, 2010, and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial information by segment and Corporate and Other follows:

In millions	Trade sales	Inter- segment sales	Total sales	Segment profit	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2011
Packaging Resources	$2,479	$389	$2,868	$320	$182	$2,866	$475
Consumer Solutions	1,868	1	1,869	106	126	2,218	110
Consumer & Office Products	744	0	744	146	22	574	14
Specialty Chemicals	811	0	811	203	29	460	29
Community Development and Land Management	158	3	161	63	10	384	6

Total	6,060	393	6,453	838	369	6,502	634
Corporate and Other[1]	0	0	0	(420)	24	2,261	36
Assets of discontinued operations	0	0	0	0	0	0	0
Non-controlling interests	0	0	0	4	0	0	0
Inter-segment eliminations	0	(393)	(393)	0	0	0	0

Consolidated totals[3]	$6,060	$0	$6,060	$422	$393	$8,763	$670

Year ended December 31, 2010
Packaging Resources	$2,286	$384	$2,670	$257	$178	$2,596	$119
Consumer Solutions	1,816	2	1,818	125	122	2,080	61
Consumer & Office Products	748	0	748	141	25	589	11
Specialty Chemicals	679	1	680	141	30	420	22
Community Development and Land Management	164	4	168	67	7	369	5

Total	5,693	391	6,084	731	362	6,054	218
Corporate and Other[1]	0	0	0	(415)	27	2,679	24
Assets of discontinued operations[2]	0	0	0	0	0	81	0
Non-controlling interests	0	0	0	4	0	0	0
Inter-segment eliminations	0	(391)	(391)	0	0	0	0

Consolidated totals[3]	$5,693	$0	$5,693	$320	$389	$8,814	$242

Year ended December 31, 2009
Packaging Resources	$2,073	$373	$2,446	$182	$182	$2,489	$82
Consumer Solutions	1,847	0	1,847	94	135	2,129	74
Consumer & Office Products	749	0	749	137	23	576	4
Specialty Chemicals	499	4	503	56	28	384	28
Community Development and Land Management	189	4	193	99	8	355	5

Total	5,357	381	5,738	568	376	5,933	193
Corporate and Other[1,4]	49	0	49	(176)	30	2,723	25
Assets of discontinued operations[2]	0	0	0	0	0	365	0
Non-controlling interests	0	0	0	0	0	0	0
Inter-segment eliminations	0	(381)	(381)	0	0	0	0

Consolidated totals[3]	$5,406	$0	$5,406	$392	$406	$9,021	$218

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1]

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

[2]

Assets of discontinued operations at December 31, 2010 represent the assets of the envelope products business. Assets of discontinued operations at December 31, 2009 represent the assets of the envelope products business and the media and entertainment packaging business. See Note R for further discussion.

[3]	Consolidated totals represent results from continuing operations, except as otherwise noted.
[4]	Revenue included in Corporate and Other in 2009 includes sales from the company’s specialty papers operation, which was sold in the fourth quarter of 2009.

U. Selected quarterly information

The below information is unaudited.

	Years ended December 31,
In millions, except per share data	2011[1]	2010[2]
Sales:
First	$1,365	$1,262
Second	1,557	1,429
Third	1,639	1,504
Fourth	1,499	1,498

Year	$6,060	$5,693

Gross profit:
First	$316	$231
Second	375	300
Third	405	349
Fourth[3]	286	341

Year[3]	$1,382	$1,221

Net income (loss) attributable to the company:
First	$65	$24
Second	89	50
Third	117	(15)
Fourth[3]	(25)	47

Year[3]	$246	$106

Net income (loss) attributable to the company per diluted share:
First	$0.38	$0.14
Second	0.51	0.29
Third	0.67	(0.09)
Fourth[3]	(0.14)	0.28

[1]

First quarter 2011 results include after-tax restructuring charges of $4 million, or $0.02 per share, and an after-tax loss from discontinued operations of $6 million, or $0.03 per share. Second quarter 2011 results include after-tax restructuring charges of $5 million, or $0.03 per share. Third quarter 2011 results include after-tax restructuring charges of $4 million, or $0.03 per share. Fourth quarter 2011 results include after-tax charges associated with the forthcoming spin-off of the Consumer & Office Products business of $47 million, or $0.28 per share, after-tax restructuring charges of $6 million, or $0.03 per share, and an after-tax loss from discontinued operations of $6 million, or $0.04 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[2]

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

[3]

Fourth quarter and full-year 2011 results, as previously reported in the company’s earnings release dated January 25, 2012, were subsequently adjusted to include non-cash expenses of $15 million before taxes ($10 million after taxes or $0.05 per share) primarily pursuant to the recognition of a projected benefit obligation related to a post-retirement benefit plan.

Included in this adjustment to full-year 2011 earnings are amounts attributable to annual periods prior to 2011 of $12 million before taxes ($8 million after taxes or $0.04 per share). Included in this adjustment to fourth quarter 2011 earnings are amounts attributable to periods prior to the fourth quarter of 2011 of $14 million before taxes ($10 million after taxes or $0.05 per share). The impact to full-year 2011 gross profit was $12 million ($10 million attributable to periods prior to 2011). The impact to fourth quarter 2011 gross profit was $12 million ($11 million attributable to periods prior to the fourth quarter of 2011). The adjustments attributable to periods prior to the fourth quarter of 2011 were deemed immaterial to the current period and to any individual period prior to the fourth quarter of 2011.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2011. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and operating to the reasonable assurance level, as of December 31, 2011, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2012 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Nominees for Election as Directors,” and “Board Committees,” to be filed with the SEC on or around March 21, 2012, and is incorporated herein by reference. A portion of the information required by this item for MeadWestvaco’s executive officers is also contained in Part I of this report under the caption “Executive officers of the registrant.”

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2012 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC on or around March 21, 2012, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2012 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Equity Compensation Plan Information,” “Ownership of Directors and Executive Officers,” and “Ownership of Certain Beneficial Owners,” to be filed with the SEC on or around March 21, 2012, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2012 Proxy Statement, pursuant to Regulation 14A under the section captioned “Board Committees,” to be filed with the SEC on or around March 21, 2012, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2012 Proxy Statement, pursuant to Regulation 14A under the section captioned “Report of the Audit Committee of the Board of Directors,” to be filed with the SEC on or around March 21, 2012, and is incorporated herein by reference.

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

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Registrant dated October, 2008, previously filed as Exhibit 99.1 to the company’s Form 8-K on December 15, 2009, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

4.13	$600 million Five-Year Credit Agreement, dated as of January 30, 2012 among the Registrant with a syndicate of commercial banks, including Citibank N.A. as administrative agent, previously filed as Exhibit 99.1 to the company’s Form 8-K on January 30, 2012 and incorporated by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.3+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.4+	Amendment to The Mead Corporation 1996 Stock Option Plan effective January 23, 2007, as previously filed as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.5+	1985 Supplement to The Mead Corporation Incentive Compensation Election Plan, as amended November 17, 1987, and as further amended October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxix to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.6+	The Mead Corporation Supplemental Executive Retirement Plan effective January 1, 1997; as amended effective June 24, 1998; as amended effective August 28, 2001, previously filed as Exhibit 10.xxxii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.7+	Third Amendment to The Mead Corporation Supplemental Executive Retirement Plan in which executive officers participate, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended March 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.12+	The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvi to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.13+	1985 Supplement to The Mead Corporation Deferred Compensation Plan for Directors, as amended through October 29, 1988; as amended effective June 24, 1998; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxvii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.14+	The Mead Corporation Directors Capital Accumulation Plan as Amended and Restated effective January 1, 2000; as amended effective October 26, 2001, previously filed as Exhibit 10.xxxviii to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

10.15+	Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective February 28, 1995, previously filed at Exhibit 99 to Westvaco’s Registration Statement on Form S-8 on February 28, 1995, and incorporated herein by reference.

10.16+	Amendment to Westvaco Corporation 1995 Salaried Employee Stock Incentive Plan, effective April 23, 2002, previously filed as Exhibit 10-2 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.17+	Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco’s definitive proxy statement for the 1999 Annual Meeting of Shareholders (SEC file number 001-03013), and incorporated herein by reference.

10.18+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.19+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007, as previously filed as Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.21	Equity and Asset Purchase Agreement dated as of January 14, 2005 between the Registrant and Maple Acquisition LLC, previously filed as Exhibit 99.1 on the company’s Form 8-K on January 21, 2005, for the sale of its papers business and associated assets, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007 and January 1, 2009 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 30, 2009, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 26, 2010, previously filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.27+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.32+	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended, previously filed as Exhibit 10.35 to the company’s Quarterly Report on Form 10-Q for the period ended March 21, 2010 and incorporated herein by reference.

10.35+	Stock Option Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.36+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 18, 2011, and incorporated herein by reference.

10.38	Summary of MeadWestvaco Corporation 2011 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.38 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, and incorporated herein by reference.

10.39	Rabbi Trust Agreement, dated as of September 29, 2011, among the Registrant and Union Bank, N.A. previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, and incorporated herein by reference.

10.40	Agreement and Plan of Merger, dated as of November 17, 2011 among MeadWestvaco Corporation, Monaco SpinCo inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.41	Separation Agreement, dated as of November 17, 2011, among MeadWestvaco Corporation and Monaco SpinCo Inc. previously filed as Exhibit 10.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

101	XBRL Instance Document and Related Items.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
February 27, 2012
/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer and Director)	February 27, 2012
John A. Luke, Jr.

/s/ E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 27, 2012
E. Mark Rajkowski

/s/ John E. Banu	Vice President and Controller	February 27, 2012
John E. Banu	(Principal Accounting Officer)

/s/ Michael E. Campbell	Director	February 27, 2012
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	February 27, 2012
Dr. Thomas W. Cole, Jr.

/s/ James G. Kaiser	Director	February 27, 2012
James G. Kaiser

/s/ Richard B. Kelson	Director	February 27, 2012
Richard B. Kelson

/s/ James M. Kilts	Director	February 27, 2012
James M. Kilts

/s/ Susan J. Kropf	Director	February 27, 2012
Susan J. Kropf

/s/ Douglas S. Luke	Director	February 27, 2012
Douglas S. Luke

/s/ Gracia C. Martore	Director	February 27, 2012
Gracia C. Martore

/s/ Robert C. McCormack	Director	February 27, 2012
Robert C. McCormack

/s/ Timothy H. Powers	Director	February 27, 2012
Timothy H. Powers

/s/ Jane L. Warner	Director	February 27, 2012
Jane L. Warner

/s/ Alan D. Wilson Alan D. Wilson	Director	February 27, 2012