Form 10-Q
period 2012-03-31
MEADWESTVACO Corp
filed 2012-05-01
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 20, 2012, there were 172,915,554 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended March 31,
	2012	2011
Net sales	$1,420	$1,365

Cost of sales	1,113	1,049
Selling, general and administrative expenses	197	184
Interest expense	44	47
Other income, net	(12)	(22)

Income from continuing operations before income taxes	78	107
Income tax provision	28	35

Income from continuing operations	50	72
Loss from discontinued operations, net of income taxes	0	(6)

Net income	50	66
Less: Net income attributable to non-controlling interests, net of income taxes	1	1

Net income attributable to the company	$49	$65

Income from continuing operations attributable to the company	$49	$71

Net income per share attributable to the company – basic:
Income from continuing operations	$0.29	$0.42
Loss from discontinued operations	0.00	(0.04)

Net income attributable to the company	$0.29	$0.38

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.28	$0.41
Loss from discontinued operations	0.00	(0.03)

Net income attributable to the company	$0.28	$0.38

Shares used to compute net income per share attributable to the company:
Basic	171.9	169.0
Diluted	175.3	172.7

Cash dividends per share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended March 31,
	2012	2011
Net income	$50	$66

Other comprehensive income, net of tax:
Foreign currency translation	41	70
Adjustments related to pension and other benefit plans	5	0
Net unrealized loss on derivative instruments	(6)	(1)

Other comprehensive income, net of tax	40	69

Comprehensive income	90	135
Less: comprehensive income attributable to non-controlling interests	1	1

Comprehensive income attributable to the company	$89	$134

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$483	$656
Accounts receivable, net	723	848
Inventories	742	649
Other current assets	113	89

Current assets	2,061	2,242

Property, plant, equipment and forestlands, net	3,594	3,531
Prepaid pension asset	1,000	969
Goodwill	836	832
Other assets	1,207	1,189

	$8,698	$8,763

LIABILITIES AND EQUITY
Accounts payable	$644	$636
Accrued expenses	477	591
Notes payable and current maturities of long-term debt	254	253

Current liabilities	1,375	1,480

Long-term debt	1,879	1,880
Other long-term obligations	1,295	1,268
Deferred income taxes	898	934

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2012 – 172,834,822 (2011 – 170,870,154)	2	2
Additional paid-in capital	3,156	3,153
Retained earnings	298	292
Accumulated other comprehensive loss	(225)	(265)

Total shareholders’ equity	3,231	3,182
Non-controlling interests	20	19

Total equity	3,251	3,201

	$8,698	$8,763

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$50	$66
Discontinued operations	0	6
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	99	99
Deferred income taxes	(27)	(11)
Loss on sales of assets, net	0	1
Pension income	(15)	(20)
Appreciation in cash surrender value insurance policies	(11)	(11)
Changes in working capital, excluding the effects of acquisitions and dispositions	(86)	(147)
Other, net	11	7

Net cash provided by (used in) operating activities from continuing operations	21	(10)
Discontinued operations	0	(5)

Net cash provided by (used in) operating activities	21	(15)
Cash flows from investing activities:
Capital expenditures	(152)	(113)
Proceeds from dispositions of assets	2	2
Other	(1)	(2)
Discontinued operations	0	46

Net cash used in investing activities	(151)	(67)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	12	1
Repayment of long-term debt	(15)	(16)
Changes in book overdrafts	(15)	(3)
Dividends paid	(43)	(42)
Proceeds from exercises of stock options	12	10
Other	(2)	0

Net cash used in financing activities	(51)	(50)

Effect of exchange rate changes on cash	8	17

Decrease in cash and cash equivalents	(173)	(115)

Cash and cash equivalents:
At beginning of period	656	790

At end of period	$483	$675

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, beauty and personal care, food, beverage, tobacco and home and garden industries. MWV’s other business operations serve the consumer and office products, specialty chemicals, forestry and real estate markets. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Consumer & Office Products, (v) Specialty Chemicals, and (vi) Community Development and Land Management.

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Effective January 1, 2012, MWV changed the segment reporting structure of its packaging businesses. The new segment reporting structure consists of three market-focused lines of business which are Food & Beverage, Home, Health & Beauty, and Industrial. These new reportable segments directly align with the profitable growth strategies MWV executes across global markets for beverage, food, tobacco, home and garden, beauty and personal care, healthcare, and industrial packaging and are consistent with how management now evaluates financial performance and makes resource allocation decisions for these businesses. Prior period information has been conformed to the new reporting structure. As a result of the above change in segment reporting, the company evaluated and changed the reporting units of its packaging businesses. Goodwill was allocated to the new reporting units using a relative fair value approach and based on management’s evaluation of the allocated goodwill as of January 1, 2012, there was no indication of impairment. Refer to Note 11 for further discussion.

On May 1, 2012, the company completed the previously disclosed spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. As a result of the merger, MeadWestvaco shareholders received approximately 0.33 shares of ACCO Brands stock for each share of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding shares of ACCO Brands stock. In addition, MeadWestvaco received approximately $433 million on a tax-free basis subject to certain potential post-closing adjustments. The Consumer & Office Products business will be presented as a discontinued operation in the company’s consolidated financial statements in the second quarter ending June 30, 2012.

2. New accounting guidance

On January 1, 2012 the company adopted new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. The company elected to present the items of net income and comprehensive income in two separate but consecutive financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

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

During the three months ended March 31, 2012, there were no other new accounting standards issued by the Financial Accounting Standards Board that would have an impact on the company’s consolidated financial statements.

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at March 31, 2012 and December 31, 2011, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three months ended March 31, 2012 and 2011.

	$000	$000	$000	$000
In millions	March 31, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-liabilities	$(23)	$0	$(23)	$0
Cash equivalents	368	368	0	0

	$000	$000	$000	$000
In millions	December 31, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-liabilities	$(19)	$0	$(19)	$0
Cash equivalents	549	549	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

At March 31, 2012, the book value of debt was $2.1 billion and the fair value was estimated to be $2.3 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

4. Restructuring charges

During 2012, the company initiated certain restructuring actions primarily related to its European and Brazilian manufacturing operations. Restructuring charges incurred during the three months ended March 31, 2012 were pursuant to these actions. During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three months ended March 31, 2011 were pursuant to the company’s 2008 restructuring program. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 are presented below.

Three months ended March 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	0	1	1	0	0	0	0	1	1
Industrial	4	0	4	0	0	0	4	0	4
All other	0	2	2	0	1	1	0	3	3

Total charges	$5	$4	$9	$0	$1	$1	$5	$5	$10

Three months ended March 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$2	$0	$2	$1	$0	$1	$3	$0	$3
All other	0	1	1	0	3	3	0	4	4

Total charges	$2	$1	$3	$1	$3	$4	$3	$4	$7

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2012:

In millions	Employee related	Other	Total
Balance at December 31, 2011	$18	$3	$21
Charges	9	1	10
Payments	(4)	(3)	(7)

Balance at March 31, 2012	$23	$1	$24

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2012	December 31, 2011
Raw materials	$181	$171
Production materials, stores and supplies	91	88
Finished and in-process goods	470	390

	$742	$649

Property, plant and equipment is net of accumulated depreciation of:

In millions	March 31, 2012	December 31, 2011
Accumulated depreciation	$3,797	$3,713

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$197	$119	$197	$117
Customer contracts and lists	297	105	296	101
Patents	60	42	59	40
Other – primarily licensing rights	30	26	29	25

	$584	$292	$581	$283

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	March 31, 2012	December 31, 2011
Indefinite-lived intangible assets	$94	$93

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income for the three months ended March 31, 2012 and 2011 is presented below.

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2012	2011	2012	2011	2012	2011
Loss recognized in other comprehensive income (effective portion)	$(5)	$(4)	$(8)	$(1)	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive income (effective portion)	$1	$(1)	$(5)	$(3)	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	(6)	6

Total gain (loss) recognized in earnings [2]	$1	$(1)	$(5)	$(3)	$(6)	$6

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair Value [1]
In millions	Classification	March 31, 2012	December 31, 2011
Derivatives designated as hedges:
Natural gas	Other long-term obligations	$(2)	$(3)
Natural gas	Accounts payable	(17)	(13)
Foreign currency	Accounts payable	(3)	2

		(22)	(14)

Derivatives not designated as hedges:
Foreign currency	Accounts payable	(1)	(5)

		(1)	(5)

Total derivatives		$(23)	$(19)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at March 31, 2012 and December 31, 2011 are presented below.

In MMBTU’s
March 31, 2012	December 31, 2011
11	13

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $17 million during the next twelve months. As of March 31, 2012, the maximum remaining term of existing hedges was 2 years. For the three months ended March 31, 2012 and 2011, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at March 31, 2012 and December 31, 2011 are presented below.

In millions	March 31, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – not designated as hedges	$258	$280

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and costs of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $3 million. As of March 31, 2012, the maximum remaining term of existing hedges was 1 year. For the three months ended March 31, 2012 and 2011, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at March 31, 2012 and December 31, 2011 are presented below.

In millions	March 31, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – designated as hedges	$105	$79

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2012 and 2011 are presented below.

	Three months ended March 31,
In millions	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Service cost – benefits earned during the period	$12	$11	$1	$1
Interest cost on projected benefit obligation	33	36	1	1
Expected return on plan assets	(73)	(71)	0	0
Amortization of prior service income	0	0	(1)	(1)
Amortization of net actuarial loss	13	4	0	0
Curtailment gain	0	(3)	0	0

Net periodic benefit (income) cost	$(15)	$(23)	$1	$1

Net periodic benefit (income) cost – continuing operations	$(15)	$(20)	$1	$1

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended March 31, 2012. However, the company expects to contribute $4 million to the funded non-U.S. plans in 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

	Three Months Ended March 31,
In millions	2012	2011
Anti-dilutive shares	2	4

10. Equity

Changes in equity for the three months ended March 31, 2012 and 2011 are as follows:

Three months ended March 31, 2012	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests
Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

Net income	0	0	0	49	0	1	50
Other comprehensive income (loss)	0	0	0	0	40	0	40
Dividends declared	0	0	0	(43)	0	0	(43)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	(7)	0	0	0	(7)
Exercises of stock options	0.6	0	14	0	0	0	14

Balance at March 31, 2012	172.8	$2	$3,156	$298	$(225)	$20	$3,251

Three months ended March 31, 2011	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests
Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306

Net income	0	0	0	65	0	1	66
Other comprehensive income (loss)	0	0	0	0	69	0	69
Dividends declared	0	0	0	(43)	0	0	(43)
Share-based employee compensation	0.6	0	7	0	0	0	7
Exercises of stock options	0.6	0	10	0	0	0	10

Balance at March 31, 2011	169.5	$2	$3,092	$241	$59	$21	$3,415

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

11. Segment information

MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Consumer & Office Products, (v) Specialty Chemicals, and (vi) Community Development and Land Management.

The Food & Beverage segment produces packaging materials, and designs and produces packaging solutions primarily for the global food, food service, beverage, dairy and tobacco end markets, as well as paperboard for commercial printing. For the global food market, the segment develops and produces materials and innovative solutions that are used to package frozen food, dry goods, ready-to-eat meals, hot and cold drinks, and various shelf-stable dairy products. For the global beverage market, the segment has a fully integrated business model, including high-performance paperboard, carton design and converting operations, as well as beverage packaging machinery. For the global tobacco market, the segment produces high performance paperboard, and designs and produces cartons for the leading tobacco brand owners. The segment’s materials are manufactured in the United States and converted into solutions at plants located in North America, Europe and Asia.

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to enhance patient adherence and child safety for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into solutions at plants located in North America, South America, Europe and Asia.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. The integrated business includes forestlands, paperboard mill production and corrugated box plants. This segment also includes a corrugated operation in India, which develops packaging solutions principally for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Segment results for the three months ended March 31, 2012 and 2011 are as follows:

Three months ended March 31, 2012	Sales			Segment profit
In millions	Trade	Inter- segment	Total
Food & Beverage	$747	$0	$747	$63
Home, Health & Beauty	200	0	200	12
Industrial	113	0	113	19
Consumer & Office Products	108	0	108	8
Specialty Chemicals	207	0	207	58
Community Development and Land Management	45	1	46	14

Total	1,420	1	1,421	174
Corporate and Other	0	0	0	(97)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(1)	(1)	0

Consolidated totals	$1,420	$0	$1,420	$78

Three months ended March 31, 2011	Sales			Segment profit
In millions	Trade	Inter- segment	Total
Food & Beverage	$713	$1	$714	$82
Home, Health & Beauty	196	0	196	8
Industrial	121	0	121	20
Consumer & Office Products	116	0	116	6
Specialty Chemicals	177	0	177	49
Community Development and Land Management	42	1	43	30

Total	1,365	2	1,367	195
Corporate and Other	0	0	0	(89)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(2)	(2)	0

Consolidated totals	$1,365	$0	$1,365	$107

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2012, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2012, there were approximately 447 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2012, the company had recorded litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13. Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2012 and 2011:

In millions	Three months ended March 31,
	2012	2011
Interest income	$5	$7
Equity investment gain	0	10
Other	7	5

	$12	$22

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

14. Income taxes

For the three months ended March 31, 2012 and 2011, the effective tax rates attributable to continuing operations were as follows:

	Three months ended March 31,
	2012	2011
Effective tax rate	36%	33%

The differences in the effective tax rates for the three months ended March 31, 2012 and 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings. During the three months ended March 31, 2012, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2012, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $49 million, or $0.28 per share, compared to $71 million, or $0.41 per share, for the three months ended March 31, 2011. The results from continuing operations attributable to the company for the three months ended March 31, 2012 include after-tax charges associated with the spin-off of the Consumer & Office Products business of $4 million, or $0.02 per share, and after-tax restructuring charges of $7 million, or $0.04 per share. The results from continuing operations attributable to the company for the three months ended March 31, 2011 include after-tax restructuring charges of $4 million, or $0.02 per share.

Sales increased 4% to $1.42 billion for the three months ended March 31, 2012 compared to $1.37 billion for the three months ended March 31, 2011. The company continues to benefit from its profitable growth strategies centered on commercial excellence, insights-driven innovation, growth in emerging markets, and expanded participation with new capabilities. Sales growth in 2012 was largely driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets as well as higher volumes in targeted markets for food, beverage, home and garden, and healthcare packaging. The company achieved year-over-year gains in packaging markets for food, beverage, tobacco, home and garden and healthcare, as well as in automotive, infrastructure and energy markets for specialty chemicals. Revenues from emerging markets now comprise about 26% of the company’s total sales.

Income from continuing operations attributable to the company of $49 million, or $0.28 per share, for the three months ended March 31, 2012 declined compared to the prior year primarily due to lower earnings from the company’s land management business and the impact from a planned mill maintenance outage in the Food & Beverage segment. The company achieved year-over-year increased profits in its Home, Health & Beauty, Specialty Chemicals, and Consumer & Office Products segments. Earnings from the Industrial segment for the three months ended March 31, 2012, primarily from the company’s corrugated operations in Brazil, was essentially in-line with the prior year.

On May 1, 2012, the company completed the previously disclosed spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. As a result of the merger, MeadWestvaco shareholders received approximately 0.33 shares of ACCO Brands stock for each share of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding shares of ACCO Brands stock. In addition, MeadWestvaco received approximately $433 million on a tax-free basis subject to certain potential post-closing adjustments. The Consumer & Office Products business will be presented as a discontinued operation in the company’s consolidated financial statements in the second quarter ending June 30, 2012.

Looking ahead to the second quarter of 2012, MWV expects earnings to be modestly lower compared to year-ago levels on a continuing operations basis. The company expects continued momentum with its profitable growth strategies focused on commercial excellence, innovation and emerging markets to help offset continued weak demand in developed markets (particularly in Europe). The company also expects higher raw materials costs and unfavorable foreign currency exchange to impact earnings of the second quarter of 2012.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2012 and 2011 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended March 31,
	2012	2011
Net sales	$1,420	$1,365

Cost of sales	1,113	1,049
Selling, general and administrative expenses	197	184
Interest expense	44	47
Other income, net	(12)	(22)

Income from continuing operations before income taxes	78	107
Income tax provision	28	35

Income from continuing operations	50	72
Loss from discontinued operations, net of income taxes	0	(6)

Net income	50	66
Less: Net income attributable to non-controlling interests, net of income taxes	1	1

Net income attributable to the company	$49	$65

Income from continuing operations attributable to the company	$49	$71

Net income per share attributable to the company – basic:
Income from continuing operations	$0.29	$0.42
Loss from discontinued operations	0.00	(0.04)

Net income attributable to the company	$0.29	$0.38

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.28	$0.41
Loss from discontinued operations	0.00	(0.03)

Net income attributable to the company	$0.28	$0.38

Shares used to compute net income per share attributable to the company:
Basic	171.9	169.0
Diluted	175.3	172.7

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales increased 4% to $1.42 billion for the three months ended March 31, 2012 compared to $1.37 billion for the three months ended March 31, 2011. Sales growth in 2012 was largely driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets as well as higher volumes in targeted markets for food, beverage, home and garden, and healthcare packaging. The company achieved year-over-year gains in packaging markets for food, beverage, tobacco, home and garden and healthcare, as well as in automotive, infrastructure and energy markets for specialty chemicals. Revenues from emerging markets now comprise about 26% of the company’s total sales. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.11 billion for the three months ended March 31, 2012 compared to $1.05 billion for the three months ended March 31, 2011. During 2012, increased costs due to input cost inflation for certain raw materials and freight, as well as higher volume drove higher cost of sales compared to 2011. In 2012, input costs for energy, raw materials and freight were $27 million higher compared to 2011.

Selling, general and administrative expenses were $197 million for the three months ended March 31, 2012 compared to $184 million for the three months ended March 31, 2011. In 2012, increased expenses were driven by costs associated with the spin-off of the Consumer & Office Products business and investments in new product development and commercial capabilities, as well as modestly higher inflation compared to 2011.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2012 and 2011 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended March 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	0	1	1	0	0	0	0	1	1
Industrial	4	0	4	0	0	0	4	0	4
All other	0	2	2	0	1	1	0	3	3

Total charges	$5	$4	$9	$0	$1	$1	$5	$5	$10

Three months ended March 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$2	$0	$2	$1	$0	$1	$3	$0	$3
All other	0	1	1	0	3	3	0	4	4

Total charges	$2	$1	$3	$1	$3	$4	$3	$4	$7

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Pension income was $15 million and $20 million for the three months ended March 31, 2012 and 2011, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three months ended March 31, 2012 and 2011:

In millions	Three months ended March 31,
	2012	2011
Interest income	$5	$7
Equity investment gain	0	10
Other	7	5

	$12	$22

Interest expense from continuing operations was $44 million for the three months ended March 31, 2012 and was comprised of $35 million related to bond and bank debt, $6 million related to borrowings on insurance policies and $3 million related to other items. Interest expense from continuing operations was $47 million for the three months ended March 31, 2011 and was comprised of $39 million related to bond and bank debt, $5 million related to borrowings on insurance policies and $3 million related to other items.

For the three months ended March 31, 2012, the effective tax rate attributable to continuing operations was approximately 36%. For the three months ended March 31, 2011, the effective tax rate attributable to continuing operations was approximately 33%. The differences in the effective tax rates for the three months ended March 31, 2012 and 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings. The annual effective tax rate attributable to continuing operations in 2012 excluding the effects of discrete tax items is expected to be about 34%.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Consumer & Office Products, (v) Specialty Chemicals, and (vi) Community Development and Land Management.

The company implemented changes to its segment reporting effective January 1, 2012. From 2006 through 2011, the company had two segments for its packaging business: Packaging Resources and Consumer Solutions. Effective January 1, 2012, the company’s new organizational structure consists of three packaging segments: Food & Beverage; Home, Health & Beauty; and Industrial. Prior period information has been conformed to the new segment reporting structure. As a result of the above change in segment reporting, the company evaluated and changed the reporting units of its packaging businesses. Goodwill was allocated to the new reporting units using a relative fair value approach and based on management’s evaluation of the allocated goodwill as of January 1, 2012, there was no indication of impairment.

Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Food & Beverage

In millions	Three months ended March 31,
	2012	2011
Sales	$747	$714
Profit (1)	63	82

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Food & Beverage segment produces packaging materials, and designs and produces packaging solutions primarily for the global food, food service, beverage, dairy and tobacco end markets, as well as paperboard for commercial printing. For the global food market, the segment develops and produces materials and innovative solutions that are used to package frozen food, dry goods, ready-to-eat meals, hot and cold drinks, and various shelf-stable dairy products. For the global beverage market, the segment has a fully integrated business model, including high-performance paperboard, carton design and converting operations, as well as beverage packaging machinery. For the global tobacco market, the segment produces high performance paperboard, and designs and produces cartons for the leading tobacco brand owners. The segment’s materials are manufactured in the United States and converted into solutions at plants located in North America, Europe and Asia.

Sales for the Food & Beverage segment were $747 million and $714 million for the three months ended March 31, 2012 and 2011, respectively. Sales increased in 2012 primarily due to improved pricing and product mix, as well as volume growth in beverage and food packaging markets. Beverage volumes grew across all major geographies, particularly in North America and Asia, while volume growth in liquid and food service related packaging drove year-over-year growth within the food packaging market. These targeted beverage and food markets also benefited from improved pricing and product mix compared to 2011. These gains were partially offset by unfavorable foreign currency exchange compared to 2011.

Profit for the Food & Beverage segment was $63 million and $82 million for the three months ended March 31, 2012 and 2011, respectively. Profit in 2012 benefited by $14 million from improved pricing and product mix and $3 million from higher volumes compared to 2011. These benefits in 2012 were more than offset by $19 million from inflation, $2 million from unfavorable productivity, $9 million from a planned mill maintenance outage, and $6 million from foreign currency exchange and other items compared to 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Home, Health & Beauty

In millions	Three months ended March 31,
	2012	2011
Sales	$200	$196
Profit (1)	12	8

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to enhance patient adherence and child safety for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into solutions at plants located in North America, South America, Europe and Asia.

Sales for the Home, Health & Beauty segment were $200 million and $196 million for the three months ended March 31, 2012 and 2011, respectively. Sales increased in 2012 primarily due to volume growth in healthcare and home and garden packaging which partially offset lower volume in beauty and personal care packaging due to weaker demand for standardized paper-based packaging solutions in Europe. Healthcare sales growth was driven by strong demand for adherence-enhancing packaging as volumes grew with both existing and new retail customers as well as increased demand for the its preservative-free medical pumps. Home and garden volumes grew as demand for its plastic trigger sprayers and differentiated aerosol actuator product lines remains strong.

Profit for the Home, Health & Beauty segment was $12 million and $8 million for the three months ended March 31, 2012 and 2011, respectively. Profit in 2012 benefited by $3 million from improved productivity, $1 million from improved pricing and product mix and $1 million from higher volume compared to 2011. These benefits in 2012 were partially offset by $1 million from inflation compared to 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Industrial

In millions	Three months ended March 31,
	2012	2011
Sales	$113	$121
Profit (1)	19	20

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. The integrated business includes forestlands, paperboard mill production and corrugated box plants. This segment also includes a corrugated operation in India, which develops packaging solutions principally for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune.

Sales for the Industrial segment were $113 million and $121 million for the three months ended March 31, 2012 and 2011, respectively. In 2012, volume growth within its corrugated packaging solutions for targeted meat, produce, household goods and raw material markets was more than offset by unfavorable price and product mix driven by strong demand for more standardized entry-level solutions that serve these markets compared to 2011. In addition, unfavorable foreign currency exchange also attributed to the year over year sales decline.

Profit for the Industrial segment was $19 million and $20 million for the three months ended March 31, 2012 and 2011, respectively. Profit in 2012 benefited by $4 million from foreign currency exchange and other items and $1 million from improved productivity compared to 2011. These benefits in 2012 were more than offset by $3 million from inflation and $3 million from unfavorable pricing and product mix compared to 2011.

Consumer & Office Products

In millions	Three months ended March 31,
	2012	2011
Sales	$108	$116
Profit (1)	8	6

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Consumer & Office Products segment were $108 million and $116 million for the three months ended March 31, 2012 and 2011, respectively. Sales declined in 2012 as improved product mix was more than offset by lower volume compared to 2011. Sales within the U.S. were in line with prior-year levels; however, sales in Brazil were lower than prior year levels due to current economic conditions in that region. This segment continues to be impacted by imports from Asia.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Consumer & Office Products segment was $8 million and $6 million for the three months ended March 31, 2012 and 2011, respectively. Profit in 2012 benefited by $4 million from improved productivity and $3 million from improved pricing and product mix compared to 2011. These benefits in 2012 were partially offset by $3 million from inflation and $2 million from lower volume compared to 2011.

Specialty Chemicals

In millions	Three months ended March 31,
	2012	2011
Sales	$207	$177
Profit (1)	58	49

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $207 million and $177 million for the three months ended March 31, 2012 and 2011, respectively. Sales growth in 2012 was driven by continued penetration of developed and emerging markets with the company’s value-added solutions for infrastructure, industrial and energy markets. This segment also achieved volume gains in 2012 in oilfield chemicals, as well as in chemicals used in the production of adhesives. During 2012, automotive carbon volumes grew with increased auto and truck production in North America, Europe and in emerging markets compared to 2011.

Profit for the Specialty Chemicals segment was $58 million and $49 million for the three months ended March 31, 2012 and 2011, respectively. Profit in 2012 benefited by $17 million from improved pricing and product mix, $3 million from higher volume and $2 million from improved productivity compared to 2011. These benefits in 2012 were partially offset by $9 million from inflation and $4 million from foreign currency exchange and other items compared to 2011.

Community Development and Land Management

In millions	Three months ended March 31,
	2012	2011
Sales	$46	$43
Profit (1)	14	30

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Community Development and Land Management segment were $46 million for the three months ended March 31, 2012 compared to $43 million for the three months ended March 31, 2011. The segment sold approximately 13,000 acres for gross proceeds of approximately $22 million in 2012 compared to approximately 5,600 acres for gross proceeds of $21 million in 2011.

Profit for the Community Development and Land Management segment was $14 million for the three months ended March 31, 2012 compared to $30 million for the three months ended March 31, 2011. Profit from real estate activities was $9 million in 2012 compared to $26 million in 2011. Profit from real estate activities for the three months ended March 31, 2011 includes a gain of $10 million from the sale of a 1.1 million square foot distribution center. Profit from forestry operations and leasing activities was $5 million in 2012 compared to $4 million in 2011.

The real estate sector remains challenging due to continued tight credit and weak consumer spending. These factors will likely continue to influence near-term results. During this time, the segment will continue to move forward with its near- and long-term real estate value creation plans, including enhancing rural land, and entitling and master planning its highest potential development land.

Corporate and Other

In millions	Three months ended March 31,
	2012	2011
Corporate and Other expense, net	$(97)	$(89)

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

Corporate and Other expense, net was $97 million and $89 million for the three months ended March 31, 2012 and 2011, respectively. In 2012, the expense, net of certain income items, includes interest expense of $44 million, pension income of $15 million and restructuring charges of $10 million. In 2011, the expense, net of certain income items, includes interest expense of $47 million, pension income of $20 million and restructuring charges of $7 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flow from continuing operations, current cash levels and other sources of currently available liquidity are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2012. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents totaled $483 million at March 31, 2012, of which 35% was held in the U.S. with the remaining portions of 22% in Europe, 31% in Brazil and 12% in other foreign jurisdictions. Of the company’s cash and cash equivalents held in the U.S. and Europe, approximately 86% are invested in U.S. government obligations. Management continuously evaluates deposit concentrations and monitors the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

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

On January 30, 2012, the company entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility which in total provides $850 million of bank-committed credit capacity. As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. Management also monitors the credit quality of the company’s insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

Operating activities

Cash provided by operating activities from continuing operations was $21 million for the three months ended March 31, 2012 compared to cash used in operating activities from continuing operations of $10 million for the three months ended March 31, 2011, reflecting lower usage of working capital. Cash used in operating activities from discontinued operations was $5 million for the three months ended March 31, 2011.

Investing activities

Cash used in investing activities from continuing operations was $151 million for the three months ended March 31, 2012 compared to $113 million for the three months ended March 31, 2011. Cash used in investing activities from continuing operations for the three months ended March 31, 2012 was driven by capital expenditures of $152 million and other uses of funds of $1 million, partially offset by proceeds from dispositions of assets of $2 million. Cash used in investing activities from continuing operations for the three months ended March 31, 2011 was driven by capital expenditures of $113 million and other uses of funds of $2 million, partially offset by proceeds from dispositions of assets of $2 million. Cash provided by investing activities from discontinued operations was $46 million for the three months ended March 31, 2011, reflecting net proceeds of $55 million from the disposition of the company’s envelope products business on February 1, 2011, partially offset by $9 million from post-sale costs associated with the media and entertainment packaging business disposition that occurred on September 30, 2010.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Total capital spending in 2012 is expected to range from $650 million to $700 million and will be comprised of expenditures for major profitable growth and productivity investments, as well as ongoing maintenance and compliance. Capital spending in 2012 associated with the expansion of MWV’s corrugated packaging business in Brazil is expected to be about $210 million. Capital spending in 2012 associated with the construction of a new biomass boiler at the Covington paperboard mill is expected to be about $165 million. Remaining capital spending related to productivity initiatives, as well as maintenance capital and environmental compliance in 2012 is expected to range from $275 million to $325 million.

Financing activities

Cash used in financing activities from continuing operations was $51 million for the three months ended March 31, 2012 compared to $50 million for the three months ended March 31, 2011. Cash used in financing activities from continuing operations for the three months ended March 31, 2012 was driven by dividend payments of $43 million, repayment of long-term debt of $15 million and other uses of funds of $17 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2012 included proceeds from exercises of employee stock options of $12 million and proceeds from issuance of long-term debt of $12 million. Cash used in financing activities from continuing operations for the three months ended March 31, 2011 was driven by dividend payments of $42 million, repayment of long-term debt of $16 million and other uses of funds of $3 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2011 included proceeds from exercises of employee stock options of $10 million and proceeds from issuance of long-term debt of $1 million.

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017. The New Credit Facilities will be used for general corporate purposes. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance. Both the revolving credit facility and the term loan facility were un-drawn at March 31, 2012; however, during April 2012 the company borrowed $120 million under the $600 million revolving credit facility for purposes of partially paying a scheduled maturity of a bond debenture as discussed below. The $120 million drawn under this facility will be repaid from a portion of the proceeds received from the spin-off of the company’s Consumer & Office products business.

A bond debenture with a balance totaling approximately $221 million with a fixed coupon rate of 6.85% matured in April 2012 and was paid from sources of liquidity within the company’s U.S. operations including a $120 million draw under the $600 million revolving credit facility mentioned above with the balance being paid from cash deposits in the U.S.

In connection with the company’s expansion in Brazil, the company has an R$470 million bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$195 million (U.S. Dollar equivalent of approximately $107 million) was drawn under this facility at March 31, 2012. Total remaining capacity of this facility in Brazilian Real currency was R$275 million at March 31, 2012 (U.S. Dollar equivalent of approximately $151 million).

The effects of foreign currency exchange rate changes on cash and cash equivalents had a favorable impact of $8 million for the three months ended March 31, 2012 compared to a favorable impact of $17 million for the three months ended March 31, 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 40% at both March 31, 2012 and December 31, 2011.

On April 23, 2012, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on June 1, 2012, to shareholders of record at the close of business on May 1, 2012.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $51 million and $66 million in environmental capital expenditures in 2012 and 2013, respectively. Approximately $52 million was spent on environmental capital projects in 2011.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2012, MeadWestvaco had recorded liabilities of approximately $24 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $20 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2012, there were approximately 447 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2012, the company had recorded litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2010. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING GUIDANCE

On January 1, 2012 the company adopted new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. The company elected to present the items of net income and comprehensive income in two separate but consecutive financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

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

During the three months ended March 31, 2012, there were no other new accounting standards issued by the Financial Accounting Standards Board that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including divestitures; the reorganization of the company’s packaging business units; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no material change in the company’s exposure to market risk from December 31, 2011 to March 31, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2012, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended March 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2012, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2012, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	EXHIBITS

10.42	Summary of MeadWestvaco Corporation 2012 Annual Incentive Plan under 2005 Performance Incentive Plan, as amended

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

May 1, 2012	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer