Form 10-Q
period 2012-06-30
MEADWESTVACO Corp
filed 2012-07-30
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 20, 2012, there were 173,610,464 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,423	$1,375	$2,736	$2,625

Cost of sales	1,098	1,062	2,138	2,028
Selling, general and administrative expenses	179	173	340	329
Interest expense	35	41	76	84
Other income, net	(7)	(2)	(17)	(22)

Income from continuing operations before income taxes	118	101	199	206
Income tax provision	38	31	68	65

Income from continuing operations	80	70	131	141
Income from discontinued operations, net of income taxes	10	20	9	15

Net income	90	90	140	156
Less: Net income attributable to non-controlling interests, net of income taxes	2	1	3	2

Net income attributable to the company	$88	$89	$137	$154

Income from continuing operations attributable to the company	$78	$69	$128	$139

Net income per share attributable to the company – basic:
Income from continuing operations	$0.45	$0.41	$0.74	$0.82
Income from discontinued operations	0.06	0.11	0.05	0.09

Net income attributable to the company	$0.51	$0.52	$0.79	$0.91

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.44	$0.40	$0.73	$0.80
Income from discontinued operations	0.06	0.11	0.05	0.09

Net income attributable to the company	$0.50	$0.51	$0.78	$0.89

Shares used to compute net income per share attributable to the company:
Basic	173.6	170.4	172.8	169.7
Diluted	176.7	174.5	176.2	173.6

Cash dividends per share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$90	$90	$140	$156

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(105)	55	(64)	125
Adjustments related to pension and other benefit plans	37	2	42	2
Net unrealized gain (loss) on derivative instruments	8	0	2	(1)

Other comprehensive (loss) income, net of tax	(60)	57	(20)	126

Comprehensive income	30	147	120	282
Less: Comprehensive income attributable to non-controlling interests	2	1	3	2

Comprehensive income attributable to the company	$28	$146	$117	$280

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	June 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$531	$656
Accounts receivable, net	666	591
Inventories	643	579
Other current assets	113	63
Current assets of discontinued operations	0	353

Current assets	1,953	2,242

Property, plant, equipment and forestlands, net	3,497	3,442
Prepaid pension asset	1,094	969
Goodwill	662	668
Other assets	1,084	1,089
Non-current assets of discontinued operations	0	353

	$8,290	$8,763

LIABILITIES AND EQUITY
Accounts payable	$568	$601
Accrued expenses	480	489
Notes payable and current maturities of long-term debt	29	254
Current liabilities of discontinued operations	0	136

Current liabilities	1,077	1,480

Long-term debt	1,866	1,880
Other long-term obligations	1,239	1,244
Deferred income taxes	922	915
Non-current liabilities of discontinued operations	0	43

Commitments and contingencies	0	0

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2012 – 173,501,954 (2011 – 170,870,154)	2	2
Additional paid-in capital	3,179	3,153
Retained earnings	269	292
Accumulated other comprehensive income (loss)	(285)	(265)

Total shareholders’ equity	3,165	3,182
Non-controlling interests	21	19

Total equity	3,186	3,201

	$8,290	$8,763

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$140	$156
Discontinued operations	(9)	(15)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	183	185
Deferred income taxes	3	29
(Gain) loss on sales of assets, net	0	1
Pension income	(34)	(43)
Appreciation in cash surrender value insurance policies	(13)	(16)
Changes in working capital, excluding the effects of acquisitions and dispositions	(264)	(223)
Other, net	5	13

Net cash provided by operating activities from continuing operations	11	87
Discontinued operations	103	50

Net cash provided by operating activities	114	137

Cash flows from investing activities:
Capital expenditures	(323)	(258)
Proceeds from dispositions of assets	5	3
Contributions to joint ventures	(6)	(3)
Other	0	11
Discontinued operations	(62)	43

Net cash used in investing activities	(386)	(204)

Cash flows from financing activities:
Proceeds from debt instruments related to C&OP business spin-off	460	0
Repayment of long-term debt	(253)	(38)
Proceeds from the issuance of long-term debt	25	1
Changes in notes payable and other short-term borrowings, net	(1)	0
Changes in book overdrafts	(13)	(3)
Dividends paid	(86)	(85)
Proceeds from exercises of stock options	24	35
Other	1	4
Discontinued operations	0	(1)

Net cash provided by (used in) financing activities	157	(87)

Effect of exchange rate changes on cash	(10)	32

Decrease in cash and cash equivalents	(125)	(122)

Cash and cash equivalents:
At beginning of period	656	790

At end of period	$531	$668

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of presentation

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”), a Delaware corporation formed in 2001 following the merger of Westvaco Corporation and The Mead Corporation, is a global packaging company that provides packaging solutions to many of the world’s brands in the healthcare, beauty and personal care, food, beverage, tobacco and home and garden industries. MWV’s other business operations serve the specialty chemicals, forestry and real estate markets. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

On May 1, 2012, MeadWestvaco completed the spin-off of its Consumer & Office Products (“C&OP”) business and subsequent merger of that business with ACCO Brands Corporation. Certain prior period amounts have been reclassified in these consolidated financial statements to conform to the presentation of discontinued operations. Refer to Note 14 for further discussion.

2.	New accounting guidance

On January 1, 2012, the company adopted new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. The company elected to present the items of net income and comprehensive income in two separate but consecutive financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

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

During the three and six months ended June 30, 2012, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at June 30, 2012 and December 31, 2011, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and six months ended June 30, 2012 and 2011.

In millions	June 30, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$2	$0	$2	$0
Derivatives-liabilities	(12)	0	(12)	0
Cash equivalents	421	421	0	0

In millions	December 31, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-liabilities	$(19)	$0	$(19)	$0
Cash equivalents	549	549	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

At June 30, 2012, the book value of debt was $1.9 billion and the fair value was estimated to be $2.1 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of these financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4.	Restructuring charges

During 2012, the company initiated certain restructuring actions primarily related to its European and Brazilian manufacturing operations. Restructuring charges incurred during the three and six months ended June 30, 2012 were pursuant to these actions. During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and six months ended June 30, 2011 were pursuant to the company’s 2008 restructuring program. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 are presented below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Home, Health & Beauty	$4	$0	$4	$0	$0	$0	$4	$0	$4
Industrial	2	0	2	0	0	0	2	0	2

Total charges	$6	$0	$6	$0	$0	$0	$6	$0	$6

Three months ended June 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$3	$0	$3	$0	$0	$0	$3	$0	$3
Home, Health & Beauty	0	0	0	0	1	1	0	1	1
All other	0	3	3	0	0	0	0	3	3

Total charges	$3	$3	$6	$0	$1	$1	$3	$4	$7

Six months ended June 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	2	2	0	1	1	0	3	3

Total charges	$11	$4	$15	$0	$1	$1	$11	$5	$16

Six months ended June 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$0	$5	$1	$0	$1	$6	$0	$6
Home, Health & Beauty	0	0	0	0	1	1	0	1	1
All other	0	4	4	0	3	3	0	7	7

Total charges	$5	$4	$9	$1	$4	$5	$6	$8	$14

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2012:

In millions	Employee related	Other	Total
Balance at December 31, 2011	$18	$3	$21
Charges	15	1	16
Payments	(5)	(3)	(8)

Balance at June 30, 2012	$28	$1	$29

5.	Inventories and property, plant and equipment

Inventories consist of:

In millions	June 30, 2012	December 31, 2011
Raw materials	$164	$156
Production materials, stores and supplies	89	85
Finished and in-process goods	390	338

	$643	$579

Property, plant and equipment is net of accumulated depreciation of:

In millions	June 30, 2012	December 31, 2011
Accumulated depreciation	$3,678	$3,579

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$26	$16	$26	$16
Customer contracts and lists	254	84	257	77
Patents	58	42	60	40
Other – primarily licensing rights	12	9	12	9

	$350	$151	$355	$142

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	June 30, 2012	December 31, 2011
Trademarks and tradenames	$92	$93

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the three months ended June 30, 2012 and 2011 is presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2012	2011	2012	2011	2012	2011
Gain (loss) recognized in other comprehensive income (effective portion)	$6	$(2)	$2	$(2)	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive income (effective portion)	$1	$(3)	$(5)	$(1)	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	(6)	5

Total gain (loss) recognized in earnings[2]	$1	$(3)	$(5)	$(1)	$(6)	$5

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive income (loss) for the six months ended June 30, 2012 and 2011 is presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2012	2011	2012	2011	2012	2011
Gain (loss) recognized in other comprehensive income (effective portion)	$1	$(6)	$(6)	$(3)	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive income (effective portion)	$2	$(4)	$(10)	$(4)	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	(12)	11

Total gain (loss) recognized in earnings[2]	$2	$(4)	$(10)	$(4)	$(12)	$11

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	June 30, 2012	December 31, 2011
Derivatives designated as hedges:
Natural gas	Accounts payable	$(12)	$(13)
Natural gas	Other long-term obligations	0	(3)
Foreign currency	Other current assets	1	0
Foreign currency	Accounts payable	1	2

		(10)	(14)

Derivatives not designated as hedges:
Foreign currency	Other current assets	1	0
Foreign currency	Accounts payable	(1)	(5)

		0	(5)

Total derivatives		$(10)	$(19)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at June 30, 2012 and December 31, 2011 are presented below.

In MMBTU’s

June 30, 2012	December 31, 2011
13	13

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward swap agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $12 million during the next twelve months. As of June 30, 2012, the maximum remaining term of existing hedges was two years. For the three and six months ended June 30, 2012 and 2011, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at June 30, 2012 and December 31, 2011 are presented below.

In millions	June 30, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – not designated as hedges	$212	$280

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and costs of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $2 million. As of June 30, 2012, the maximum remaining term of existing hedges was one year. For the three and six months ended June 30, 2012 and 2011, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at June 30, 2012 and December 31, 2011 are presented below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In millions	June 30, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – designated as hedges	$96	$79

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended June 30, 2012 and 2011 are presented below.

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Service cost - benefits earned during the period	$10	$10	$1	$1
Interest cost on projected benefit obligation	33	36	1	1
Expected return on plan assets	(73)	(71)	0	0
Amortization of prior service cost	1	1	0	0
Amortization of net actuarial loss (gain)	12	3	0	(1)
Curtailment gain	(21)	0	(13)	0

Net periodic benefit (income) cost	$(38)	$(21)	$(11)	$1

Net periodic benefit (income) cost – continuing operations	$(18)	$(22)	$2	$1

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the six months ended June 30, 2012 and 2011 are presented below.

	Six months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2012	2011	2012	2011
Service cost - benefits earned during the period	$22	$21	$2	$2
Interest cost on projected benefit obligation	66	72	2	2
Expected return on plan assets	(146)	(142)	0	0
Amortization of prior service cost (income)	1	1	(1)	(1)
Amortization of net actuarial loss (gain)	25	7	0	(1)
Curtailment gain	(21)	(3)	(13)	0

Net periodic benefit (income) cost	$(53)	$(44)	$(10)	$2

Net periodic benefit (income) cost – continuing operations	$(34)	$(43)	$3	$2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Curtailment recognition

Pursuant to the spin-off of the C&OP business on May 1, 2012, pre-tax curtailment gains related to the U.S. qualified retirement and post-retirement plans totaling $34 million were recorded within discontinued operations in the consolidated statements of operations for both the three and six months ended June 30, 2012. Plan assets and liabilities of certain U.S. qualified retirement and post retirement plans were re-measured at May 1, 2012 using a discount rate of 4.25% and 3.75%, respectively, resulting in a net increase to the respective plans’ funded status for which the company recorded a gain in other comprehensive income. Pursuant to the sale of the company’s envelope products business in 2011, a pre-tax curtailment gain related to the U.S. qualified retirement plans of $3 million was recorded within discontinued operations in the consolidated statements of operations for the six months ended June 30, 2011. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at January 31, 2011 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded a loss in other comprehensive income. The following table summarizes the pre-tax and after-tax curtailment gains and losses recognized in other comprehensive income.

	Three and six months ended June 30,
In millions	2012		2011
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment gain (loss) recognized in other comprehensive income	$30	$18	$(3)	$(2)

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three and six months ended June 30, 2012. However, the company expects to contribute $4 million to the funded non-U.S. plans in the second half of 2012.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive shares	2	2	2	3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Equity

Changes in equity for the three months ended June 30, 2012 and 2011 are as follows:

Three months ended June 30, 2012	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at March 31, 2012	172.8	$2	$3,156	$298	$(225)	$20	$3,251

Net income	0	0	0	88	0	2	90
Other comprehensive loss	0	0	0	0	(60)	0	(60)
Dividends declared	0	0	0	(87)	0	(1)	(88)
Share-based employee compensation	0	0	11	0	0	0	11
Exercises of stock options	0.7	0	12	0	0	0	12
Spin-off of C&OP business	0	0	0	(30)	0	0	(30)

Balance at June 30, 2012	173.5	$2	$3,179	$269	$(285)	$21	$3,186

Three months ended June 30, 2011	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at March 31, 2011	169.5	$2	$3,092	$241	$59	$21	$3,415

Net income	0	0	0	89	0	1	90
Other comprehensive income	0	0	0	0	57	0	57
Dividends declared	0	0	0	(86)	0	0	(86)
Share-based employee compensation	0	0	8	0	0	0	8
Exercises of stock options	1.1	0	29	0	0	0	29

Balance at June 30, 2011	170.6	$2	$3,129	$244	$116	$22	$3,513

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the six months ended June 30, 2012 and 2011 are as follows:

Six months ended June 30, 2012	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

Net income	0	0	0	137	0	3	140
Other comprehensive loss	0	0	0	0	(20)	0	(20)
Dividends declared	0	0	0	(130)	0	(1)	(131)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	4	0	0	0	4
Exercises of stock options	1.3	0	26	0	0	0	26
Spin-off of C&OP business	0	0	0	(30)	0	0	(30)

Balance at June 30, 2012	173.5	$2	$3,179	$269	$(285)	$21	$3,186

Six months ended June 30, 2011	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306

Net income	0	0	0	154	0	2	156
Other comprehensive income	0	0	0	0	126	0	126
Dividends declared	0	0	0	(129)	0	0	(129)
Share-based employee compensation	0.6	0	19	0	0	0	19
Exercises of stock options	1.7	0	35	0	0	0	35

Balance at June 30, 2011	170.6	$2	$3,129	$244	$116	$22	$3,513

11.	Segment information

MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to enhance patient adherence and child safety for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

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

Segment results for the three and six months ended June 30, 2012 and 2011 are as follows:

Three months ended June 30, 2012	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$807	$1	$808	$100
Home, Health & Beauty	203	0	203	11
Industrial	111	0	111	14
Specialty Chemicals	246	0	246	62
Community Development and Land Management	56	0	56	27

Total	1,423	1	1,424	214
Corporate and Other	0	0	0	(98)
Non-controlling interests	0	0	0	2
Intersegment eliminations	0	(1)	(1)	0

Consolidated totals	$1,423	$0	$1,423	$118

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2011(1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$801	$1	$802	$105
Home, Health & Beauty	199	0	199	8
Industrial	130	0	130	22
Specialty Chemicals	216	0	216	56
Community Development and Land Management	29	1	30	6

Total	1,375	2	1,377	197
Corporate and Other	0	0	0	(97)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(2)	(2)	0

Consolidated totals	$1,375	$0	$1,375	$101

Six months ended June 30, 2012	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$1,554	$1	$1,555	$163
Home, Health & Beauty	403	0	403	23
Industrial	225	0	225	33
Specialty Chemicals	453	0	453	120
Community Development and Land Management	101	1	102	41

Total	2,736	2	2,738	380
Corporate and Other	0	0	0	(184)
Non-controlling interests	0	0	0	3
Intersegment eliminations	0	(2)	(2)	0

Consolidated totals	$2,736	$0	$2,736	$199

Six months ended June 30, 2011(1)	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$1,515	$1	$1,516	$187
Home, Health & Beauty	395	0	395	16
Industrial	251	0	251	42
Specialty Chemicals	393	0	393	105
Community Development and Land Management	71	2	73	36

Total	2,625	3	2,628	386
Corporate and Other	0	0	0	(182)
Non-controlling interests	0	0	0	2
Intersegment eliminations	0	(3)	(3)	0

Consolidated totals	$2,625	$0	$2,625	$206

(1)	Certain results for 2011 have been recast to reflect discontinued operations. See Note 14 for further discussion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2012, there were approximately 472 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2012, the company had recorded litigation liabilities of approximately $43 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13.	Other income, net

Other income, net is comprised of the following for the three and six months ended June 30, 2012 and 2011:

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income	$3	$5	$7	$10
Foreign currency exchange gains (losses)	0	(1)	0	(1)
Equity investment gain	0	0	0	10
Other	4	(2)	10	3

	$7	$2	$17	$22

14.	Dispositions

Consumer & Office Products

On May 1, 2012, MeadWestvaco completed the spin-off of its C&OP business and subsequent merger of that business with ACCO Brands Corporation. MeadWestvaco shareholders received approximately one share of ACCO Brands Corporation stock for every three shares of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding common shares of ACCO Brands Corporation.

In accordance with the terms of the transaction, MeadWestvaco received cash distributions on a tax-free basis totaling $460 million during April 2012 pursuant to loan proceeds from new debt obligations of the C&OP business. The net assets of the C&OP business included cash totaling $59 million pursuant to MeadWestvaco satisfying a working capital provision of the transaction, subject to certain post-closing adjustments.

For the three and six months ended June 30, 2012 and 2011, the operating results of the C&OP business are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business, including the debt obligations discussed above, were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $30 million decrease to consolidated shareholders’ equity as of May 1, 2012.

Envelope Products

On February 1, 2011, the company completed the sale of its envelope products business for cash proceeds of $55 million. The sale resulted in a pre- and after-tax loss of $1 million for the six months ended June 30, 2011. During 2010, the company recorded pre-tax charges of $19 million ($15 million after tax) comprised of impairment of long-lived assets of $6 million, impairment of goodwill of $7 million and a pension curtailment loss of $6 million. For the six months ended June 30, 2011, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. There were no charges recorded for the three months ended June 30, 2011. The results of operations and assets and liabilities of the envelope products business were previously included in the C&OP segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011:

In millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	$28	$182	$135	$317

Cost of sales	(3)	120	69	222
Selling, general and administrative expenses	10	32	46	61
Interest expense	1	4	7	9
Other expense (income), net	9	(5)	5	1

Income before income taxes	11	31	8	24

Income tax expense (benefit)	1	11	(1)	9

Net income	$10	$20	$9	$15

Net income per share
Basic	$0.06	$0.11	$0.05	$0.09
Diluted	$0.06	$0.11	$0.05	$0.09

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at June 30, 2012. The following table shows the major categories of assets and liabilities related to the C&OP business that are classified as discontinued operations in the consolidated balance sheet at December 31, 2011:

In millions	December 31, 2011
Accounts receivable, net	$257
Inventories	70
Other current assets	26

Current assets	353

Property, plant and equipment, net	89
Goodwill	164
Other assets	100

Non-current assets	353

Accounts payable	35
Accrued expenses	101

Current liabilities	136

Other long-term liabilities	43

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In connection with the spin-off of the C&OP business in 2012, the sale of the envelope products business in 2011, the sale of the media and entertainment packaging business in 2010, the sale of the Kraft business in 2008, the sale of certain large-tract landholdings in 2007 and the sale of the printing and writing papers business in 2005, the company provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The total aggregate exposure to the company for these matters could be up to $75 million. The company has evaluated the fair value of these guarantees and indemnifications which did not result in a material impact to the company’s consolidated financial statements.

15.	Income taxes

For the three and six months ended June 30, 2012 and 2011, the effective tax rates attributable to continuing operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Effective tax rate	32%	31%	34%	32%

The differences in the effective tax rates for the three and six months ended June 30, 2012 and 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings. During the three and six months ended June 30, 2012, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended June 30, 2012, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $78 million, or $0.44 per share, compared to $69 million, or $0.40 per share, for the three months ended June 30, 2011. The results from continuing operations attributable to the company for the three months ended June 30, 2012 include after-tax restructuring charges of $4 million, or $0.02 per share. The results from continuing operations attributable to the company for the three months ended June 30, 2011 include after-tax restructuring charges of $5 million, or $0.03 per share.

For the six months ended June 30, 2012, MWV reported income from continuing operations attributable to the company of $128 million, or $0.73 per share, compared to $139 million, or $0.80 per share, for the six months ended June 30, 2011. The results from continuing operations attributable to the company for the six months ended June 30, 2012 include after-tax restructuring charges of $11 million, or $0.06 per share. The results from continuing operations attributable to the company for the six months ended June 30, 2011 include after-tax restructuring charges of $9 million, or $0.05 per share.

Sales increased 3.5% to $1.42 billion for the three months ended June 30, 2012 compared to $1.38 billion for the three months ended June 30, 2011. Sales increased 4.2% to $2.74 billion for the six months ended June 30, 2012 compared to $2.63 billion for the six months ended June 30, 2011. Despite impacts from unfavorable foreign currency exchange in 2012, the company achieved sales growth largely driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from continued strong growth by the Specialty Chemicals segment and higher year-over-year land sales.

Pre-tax earnings on a continuing operations basis from the company’s segments in total were $214 million for the three months ended June 30, 2012 compared to $197 million for the three months ended June 30, 2011. Pre-tax earnings on a continuing operations basis from the company’s segments in total were $380 million for the six months ended June 30, 2012 compared to $386 million for the six months ended June 30, 2011. The solid performance in 2012 reflects profitable growth in targeted packaging markets, execution of productivity initiatives throughout the company’s manufacturing system, as well as strong performance by the Specialty Chemicals segment and increased land sales.

In the third quarter of 2012, MWV expects earnings to be lower compared to year-ago levels on a continuing operations basis due to weakening global demand, unfavorable foreign currency exchange and lower land sales. Start-up expenses related to the new paperboard machine in Brazil will also significantly impact the results of the Industrial segment in the third quarter of 2012. The company expects sustained momentum from its profitable growth strategy that includes commercial excellence, innovation, emerging markets, and expanded participation with new technologies to help offset these near-term impacts.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On May 1, 2012, MeadWestvaco completed the spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. MeadWestvaco shareholders received approximately one share of ACCO Brands Corporation stock for every three shares of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding common shares of ACCO Brands Corporation. For the three and six months ended June 30, 2012 and 2011, the operating results of the Consumer & Office Products business are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2012 and 2011 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$1,423	$1,375	$2,736	$2,625

Cost of sales	1,098	1,062	2,138	2,028
Selling, general and administrative expenses	179	173	340	329
Interest expense	35	41	76	84
Other income, net	(7)	(2)	(17)	(22)

Income from continuing operations before income taxes	118	101	199	206
Income tax provision	38	31	68	65

Income from continuing operations	80	70	131	141
Income from discontinued operations, net of income taxes	10	20	9	15

Net income	90	90	140	156
Less: Net income attributable to non-controlling interests, net of income taxes	2	1	3	2

Net income attributable to the company	$88	$89	$137	$154

Income from continuing operations attributable to the company	$78	$69	$128	$139

Net income per share attributable to the company – basic:
Income from continuing operations	$0.45	$0.41	$0.74	$0.82
Income from discontinued operations	0.06	0.11	0.05	0.09

Net income attributable to the company	$0.51	$0.52	$0.79	$0.91

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.44	$0.40	$0.73	$0.80
Income from discontinued operations	0.06	0.11	0.05	0.09

Net income attributable to the company	$0.50	$0.51	$0.78	$0.89

Shares used to compute net income per share attributable to the company:
Basic	173.6	170.4	172.8	169.7
Diluted	176.7	174.5	176.2	173.6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales on a continuing operations basis increased 3.5% to $1.42 billion for the three months ended June 30, 2012 from $1.38 billion for the three months ended June 30, 2011. Sales on a continuing operations basis increased 4.2% to $2.74 billion for the six months ended June 30, 2012 from $2.63 billion for the six months ended June 30, 2011. Despite impacts from unfavorable foreign currency exchange in 2012, the company achieved sales growth largely driven by improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from continued strong growth by the Specialty Chemicals segment and higher year-over-year land sales. Refer to the individual segment discussions below for detailed sales information for each segment.

Cost of sales was $1.10 billion for the three months ended June 30, 2012 compared to $1.06 billion for the three months ended June 30, 2011. Cost of sales was $2.14 billion for the six months ended June 30, 2012 compared to $2.03 billion for the six months ended June 30, 2011. During 2012, increased costs due to higher inflation more than offset benefits from productivity improvements compared to 2011. For the three and six months ended June 30, 2012, input costs for energy, raw materials and freight were $15 million and $40 million higher, respectively, compared to the same periods of 2011.

Selling, general and administrative expenses were $179 million for the three months ended June 30, 2012 compared to $173 million for the three months ended June 30, 2011. Selling, general and administrative expenses were $340 million for the six months ended June 30, 2012 compared to $329 million for the six months ended June 30, 2011. During 2012, higher expenses compared to 2011 reflect increased costs associated with investments in the company’s packaging platform in Europe and North America, as well as from costs associated with the addition of the caps and closures business (Polytop) acquired in the fourth quarter of 2011.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended June 30, 2012

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Home, Health & Beauty	4	0	4	0	0	0	4	0	4
Industrial	2	0	2	0	0	0	2	0	2

Total charges	$6	$0	$6	$0	$0	$0	$6	$0	$6

Three months ended June 30, 2011

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$3	$0	$3	$0	$0	$0	$3	$0	$3
Home, Health & Beauty	0	0	0	0	1	1	0	1	1
All other	0	3	3	0	0	0	0	3	3

Total charges	$3	$3	$6	$0	$1	$1	$3	$4	$7

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2012

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	2	2	0	1	1	0	3	3

Total charges	$11	$4	$15	$0	$1	$1	$11	$5	$16

Six months ended June 30, 2011

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$0	$5	$1	$0	$1	$6	$0	$6
Home, Health & Beauty	0	0	0	0	1	1	0	1	1
All other	0	4	4	0	3	3	0	7	7

Total charges	$5	$4	$9	$1	$4	$5	$6	$8	$14

Pension income attributable to continuing operations was $18 million and $22 million for the three months ended June 30, 2012 and 2011, respectively. Pension income attributable to continuing operations was $34 million and $43 million for the six months ended June 30, 2012 and 2011, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and six months ended June 30, 2012 and 2011:

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income	$3	$5	$7	$10
Foreign currency exchange losses	0	(1)	0	(1)
Equity investment gain	0	0	0	10
Other	4	(2)	10	3

	$7	$2	$17	$22

Interest expense from continuing operations was $35 million for the three months ended June 30, 2012 and was comprised of $28 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance policies and $1 million related to other items. Interest expense from continuing operations was $41 million for the three months ended June 30, 2011 and was comprised of $33 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance policies and $2 million related to other items. Interest expense from continuing operations was $76 million for the six months ended June 30, 2012 and was comprised of $59 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $11 million related to borrowings on insurance policies and $5 million related to other items. Interest expense from continuing operations was $84 million for the six months ended June 30, 2011 and was comprised of $68 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $10 million related to borrowings on insurance policies and $5 million related to other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the three and six months ended June 30, 2012, the effective tax rates from continuing operations were approximately 32% and 34%, respectively. The differences in the effective tax rates in 2012 compared to statutory rates were primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete items including foreign and domestic tax settlements. For the three and six months ended June 30, 2011, the effective tax rates from continuing operations were approximately 31% and 32%, respectively. The differences in the effective tax rates in 2011 compared to statutory rates were primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items including domestic tax settlements. The annual effective tax rate in 2012 from continuing operations, excluding discrete items, is expected to be about 34%.

Discontinued operations presented in the consolidated statements of operations primarily relate to the company’s sale of its Envelope Products business on February 1, 2011 and the spin-off of its Consumer & Office Products business on May 1, 2012. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

Food & Beverage

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$808	$802	$1,555	$1,516
Segment profit (1)	100	105	163	187

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Food & Beverage segment produces packaging materials, and designs and produces packaging solutions primarily for the global food, food service, beverage, dairy and tobacco end markets, as well as paperboard for commercial printing. For the global food market, the segment develops and produces materials and innovative solutions that are used to package frozen food, dry goods, ready-to-eat meals, hot and cold drinks, and various shelf-stable dairy products. For the global beverage market, the segment has a fully integrated business model, including high-performance paperboard, carton design and converting operations, as well as beverage packaging machinery. For the global tobacco market, the segment produces high performance paperboard, and designs and produces cartons for the leading tobacco brand owners. The segment’s materials are manufactured in the United States and converted into packaging solutions at plants located in North America, Europe and Asia.

Sales for the Food & Beverage segment were $808 million and $802 million for the three months ended June 30, 2012 and 2011, respectively. Sales increased in 2012 primarily due to improved pricing and product mix, as well as from volume growth in pulp sales and contribution from the new caps and closures business (Polytop) acquired in the fourth quarter of 2011. Overall food and beverage packaging volumes declined in 2012; however, volumes increased in tobacco packaging due to gains with global strategic customers in Asia. Beverage packaging continues to be impacted by the ongoing global economic climate, particularly in Europe; however, volumes outperformed industry trends driven by growth in North America and Asia compared to 2011. In food packaging, strong volumes in differentiated frozen food and liquid packaging were more than offset by volume declines in more standard food packaging compared to 2011. Sales in 2012 in all food and beverage packaging markets were negatively impacted by unfavorable foreign currency exchange compared to 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Food & Beverage segment was $100 million and $105 million for the three months ended June 30, 2012 and 2011, respectively. Profit in 2012 benefited by $19 million from improved pricing and product mix and $9 million from improved productivity compared to 2011. These benefits in 2012 were more than offset by $17 million from higher inflation, $13 million from unfavorable foreign currency exchange and other items, and $3 million from overall lower volume compared to 2011.

Sales for the Food & Beverage segment were $1.56 billion and $1.52 billion for the six months ended June 30, 2012 and 2011, respectively. Sales increased in 2012 primarily due to improved pricing and product mix, as well as from volume growth in pulp sales and contribution from the new caps and closures business (Polytop) acquired in the fourth quarter of 2011. Overall food and beverage packaging volumes declined in 2012; however, volumes increased in tobacco packaging due to gains with global strategic customers in Asia. Beverage packaging continues to be impacted by the ongoing global economic climate, particularly in Europe; however, volumes outperformed industry trends driven by growth in North America and Asia compared to 2011. In food packaging, strong volumes in differentiated frozen food and liquid packaging were more than offset by volume declines in more standard food packaging compared to 2011. Sales in 2012 in all food and beverage packaging markets were negatively impacted by unfavorable foreign currency exchange compared to 2011.

Profit for the Food & Beverage segment was $163 million and $187 million for the six months ended June 30, 2012 and 2011, respectively. Profit in 2012 benefited by $33 million from improved pricing and product mix and $7 million from improved productivity compared to 2011. These benefits in 2012 were more than offset by $36 million from higher inflation, $19 million from unfavorable foreign currency exchange and other items, and $9 million from expenses associated with a planned paperboard mill maintenance outage compared to 2011.

Home, Health & Beauty

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$203	$199	$403	$395
Segment profit (1)	11	8	23	16

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to enhance patient adherence and child safety for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

Sales for the Home, Health & Beauty segment were $203 million and $199 million for the three months ended June 30, 2012 and 2011, respectively. Sales growth in 2012 was led by volume gains in home and garden and healthcare packaging and also from the new caps and closures business (Polytop) acquired in the fourth quarter of 2011. In home and garden packaging, the segment’s volumes outpaced underlying industry trends with continued gains in key trigger and aerosol product lines with global strategic customers compared to 2011. In healthcare packaging, volume was driven by strong demand for the segment’s preservative free medical pumps and standard folding cartons compared to 2011; however, adherence-enhancing packaging volume was down

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

compared to 2011 as the segment’s key retail partners transition to Shellpak Renew, a new paperboard-based, adherence-enhancing solution introduced in the second quarter of 2012. The segment also benefited from improved pricing and product mix compared to 2011. These benefits were partially offset by lower sales in beauty and personal care packaging due to significantly weaker demand for folding cartons in Europe and unfavorable foreign currency exchange compared to 2011.

Profit for the Home, Health & Beauty segment was $11 million and $8 million for the three months ended June 30, 2012 and 2011, respectively. Profit in 2012 benefited by $1 million from higher overall volumes and $2 million from lower inflation and other items compared to 2011.

Sales for the Home, Health & Beauty segment were $403 million and $395 million for the six months ended June 30, 2012 and 2011, respectively. Sales increased in 2012 primarily due to the new caps and closures business (Polytop) acquired in the fourth quarter of 2011, as well as volume growth in home and garden and healthcare packaging which partially offset lower volume in beauty and personal care packaging due to weaker demand for standardized paper-based packaging solutions in Europe. In home and garden packaging, the segment’s volumes outpaced underlying industry trends with continued gains in key trigger and aerosol product lines with global strategic customers compared to 2011. In healthcare packaging, volume was driven by strong demand for the segment’s preservative free medical pumps and standard folding cartons compared to 2011; however, adherence-enhancing packaging volume was down compared to 2011 as the segment’s key retail partners transition to Shellpak Renew, a new paperboard-based, adherence-enhancing solution introduced in the second quarter of 2012. Sales in 2012 were also impacted by unfavorable foreign currency exchange.

Profit for the Home, Health & Beauty segment was $23 million and $16 million for the six months ended June 30, 2012 and 2011, respectively. Profit in 2012 benefited by $4 million from improved productivity, $1 million from improved pricing and product mix, $1 million from higher overall volumes and $2 million from other items compared to 2011. These benefits in 2012 were partially offset by $1 million from higher inflation compared to 2011.

Industrial

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$111	$130	$225	$251
Segment profit (1)	14	22	33	42

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Industrial segment were $111 million and $130 million for the three months ended June 30, 2012 and 2011, respectively. In 2012, volume growth within its corrugated packaging solutions for targeted meat, produce, raw materials and consumer goods markets was more than offset by unfavorable foreign currency exchange, as well as unfavorable pricing and product mix driven by continued strong demand for more standardized packaging solutions that serve these markets compared to 2011. Despite slower than expected growth in Brazil, the segment’s volumes in 2012 outpaced the overall growth rate of the corrugated industry from its strategy of delivering innovative high-quality solutions to the fastest growing end-markets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Industrial segment was $14 million and $22 million for the three months ended June 30, 2012 and 2011, respectively. Profit in 2012 was impacted by $3 million from unfavorable foreign currency exchange and other items, $3 million from unfavorable pricing and product mix, $2 million from higher inflation and $2 million from unfavorable productivity, partially offset by $2 million from higher volume compared to 2011.

Sales for the Industrial segment were $225 million and $251 million for the six months ended June 30, 2012 and 2011, respectively. In 2012, volume growth within its corrugated packaging solutions for targeted meat, produce, raw materials and consumer goods markets was more than offset by unfavorable foreign currency exchange, as well as unfavorable pricing and product mix driven by continued strong demand for more standardized entry-level solutions that serve these markets compared to 2011.

Profit for the Industrial segment was $33 million and $42 million for the six months ended June 30, 2012 and 2011, respectively. Profit in 2012 was impacted by $6 million from unfavorable pricing and product mix, $5 million from higher inflation and $1 million from unfavorable productivity, partially offset by $3 million from higher volume compared to 2011.

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$246	$216	$453	$393
Segment profit (1)	62	56	120	105

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include performance chemicals derived from pine chemicals used in printing inks, asphalt paving and adhesives as well as in the agricultural, paper and petroleum industries. This segment also includes products based on activated carbon used in gas vapor emission control systems for automobiles and trucks and applications for air, water and food purification.

Sales for the Specialty Chemicals segment were $246 million and $216 million for the three months ended June 30, 2012 and 2011, respectively. Sales growth in 2012 was led by volume increases in targeted pine chemicals and carbon technology markets. Increased penetration of higher value pine chemicals end markets of adhesives, asphalt and oilfield services drove pricing and product mix improvement in 2012. These gains were slightly offset by unfavorable foreign currency exchange compared to 2011.

Profit for the Specialty Chemicals segment was $62 million and $56 million for the three months ended June 30, 2012 and 2011, respectively. Profit in 2012 benefited by $7 million from higher volume and $4 million from improved pricing and product mix compared to 2011. These benefits in 2012 were partially offset by $3 million from higher inflation and $2 million from unfavorable foreign currency exchange and other items compared to 2011.

Sales for the Specialty Chemicals segment were $453 million and $393 million for the six months ended June 30, 2012 and 2011, respectively. Sales growth in 2012 was driven by continued penetration of developed and emerging markets with the company’s value-added solutions for infrastructure, industrial and energy markets. Increased penetration of higher value pine chemicals end markets of adhesives, asphalt and oilfield services drove pricing and product mix improvement in 2012. These gains were slightly offset by unfavorable foreign currency exchange compared to 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Specialty Chemicals segment was $120 million and $105 million for the six months ended June 30, 2012 and 2011, respectively. Profit in 2012 benefited by $21 million from improved pricing and product mix, $10 million from higher volume and $2 million from improved productivity compared to 2011. These benefits in 2012 were partially offset by $12 million from higher inflation and $6 million from unfavorable foreign currency exchange and other items compared to 2011.

Community Development and Land Management

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Sales	$56	$30	$102	$73
Segment profit (1)	27	6	41	36

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $56 million for the three months ended June 30, 2012 compared to $30 million for the three months ended June 30, 2011. The segment sold approximately 15,300 acres for gross proceeds of approximately $34 million in 2012 compared to approximately 4,700 acres for gross proceeds of $11 million in 2011.

Profit for the Community Development and Land Management segment was $27 million for the three months ended June 30, 2012 compared to $6 million for the three months ended June 30, 2011. Profit from real estate activities was $25 million in 2012 compared to $5 million in 2011. Profit from forestry operations and leasing activities was $2 million in 2012 compared to $1 million in 2011.

Sales for the Community Development and Land Management segment were $102 million for the six months ended June 30, 2012 compared to $73 million for the six months ended June 30, 2011. The segment sold approximately 28,300 acres for gross proceeds of approximately $55 million in 2012 compared to approximately 10,300 acres for gross proceeds of $32 million in 2011.

Profit for the Community Development and Land Management segment was $41 million for the six months ended June 30, 2012 compared to $36 million for the six months ended June 30, 2011. Profit from real estate activities was $34 million in 2012 compared to $31 million in 2011. Profit from real estate activities for the six months ended June 30, 2011 includes a gain of $10 million from the sale of a 1.1 million square foot distribution center. Profit from forestry operations and leasing activities was $7 million in 2012 compared to $5 million in 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Corporate and Other expense, net	$98	$97	$184	$182

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

Corporate and Other expense, net was $98 million and $97 million for the three months ended June 30, 2012 and 2011, respectively. In 2012, the expense, net of certain income items, includes interest expense of $35 million, pension income of $18 million and restructuring charges of $6 million. In 2011, the expense, net of certain income items, includes interest expense of $41 million, pension income of $22 million and restructuring charges of $7 million.

Corporate and Other expense, net was $184 million and $182 million for the six months ended June 30, 2012 and 2011, respectively. In 2012, the expense, net of certain income items, includes interest expense of $76 million, pension income of $34 million and restructuring charges of $16 million. In 2011, the expense, net of certain income items, includes interest expense of $84 million, pension income of $43 million and restructuring charges of $14 million.

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

Cash and cash equivalents totaled $531 million at June 30, 2012, of which 62% was held in the U.S. with the remaining portions of 24% in Europe, 4% in Brazil and 10% in other foreign jurisdictions. Of the company’s cash and cash equivalents held in the U.S. and Europe, approximately 75% are invested in U.S. government obligations. Management continuously evaluates deposit concentrations and monitors the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

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

Operating activities

Cash provided by operating activities from continuing operations was $11 million for the six months ended June 30, 2012 compared to $87 million for the six months ended June 30, 2011, primarily driven by higher year-over-year usage of working capital. Cash provided by operating activities from discontinued operations was $103 million for the six months ended June 30, 2012 compared to $50 million for the six months ended June 30, 2011. Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding discontinued operations.

Investing activities

Cash used in investing activities from continuing operations was $324 million for the six months ended June 30, 2012 compared to $247 million for the six months ended June 30, 2011. Cash used in investing activities from continuing operations for the six months ended June 30, 2012 was driven by capital expenditures of $323 million and contributions to joint ventures of $6 million, partially offset by proceeds from dispositions of assets of $5 million. Cash used in investing activities from continuing operations for the six months ended June 30, 2011 was driven by capital expenditures of $258 million and contributions to joint ventures of $3 million, partially offset by proceeds from dispositions of assets of $3 million and other sources of funds of $11 million.

Cash used in investing activities from discontinued operations was $62 million for the six months ended June 30, 2012, driven primarily by cash deposits totaling $59 million held by the Consumer & Office Products business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012. Cash provided by investing activities from discontinued operations was $43 million for the six months ended June 30, 2011, driven primarily by net proceeds of $55 million received from the disposition of the company’s Envelope Products business on February 1, 2011.

Total capital spending in 2012 is expected to range from $650 million to $700 million and will be comprised of expenditures for major profitable growth and productivity investments, as well as ongoing maintenance and compliance. Capital spending in 2012 associated with the expansion of MWV’s corrugated packaging business in Brazil is expected to be about $220 million. Capital spending in 2012 associated with the construction of a new biomass boiler at the Covington paperboard mill is expected to be about $165 million. Remaining capital spending in 2012 related to productivity initiatives, as well as maintenance capital and environmental compliance is expected to range from $265 million to $315 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Financing activities

Cash provided by financing activities from continuing operations was $157 million for the six months ended June 30, 2012 compared to cash used in financing activities from continuing operations of $86 million for the six months ended June 30, 2011.

Cash provided by financing activities from continuing operations for the six months ended June 30, 2012 included proceeds from debt instruments totaling $460 million received in connection with the spin-off of the Consumer & Office Products business. Prior to the effective time of the spin-off, the company received debt proceeds of $460 million from third-party financing. The associated obligation totaling $460 million was included in the net assets of the disposal group representing the Consumer & Office Products business pursuant to the spin-off.

Cash provided by financing activities from continuing operations for the six months ended June 30, 2012 also included proceeds from the issuance of debt of $25 million, proceeds from exercises of employee stock options of $24 million and other sources of funds of $1 million. Cash used in financing activities from continuing operations for the six months ended June 30, 2012 included repayment of long-term debt totaling $253 million, primarily associated with a $221 million bond debenture that matured in April 2012. Cash used in financing activities from continuing operations for the six months ended June 30, 2012 also included dividend payments of $86 million and other uses of funds of $14 million.

Cash used in financing activities from continuing operations for the six months ended June 30, 2011 included dividend payments of $85 million, repayment of long-term debt totaling $38 million and other uses of funds of $3 million. Cash provided by financing activities from continuing operations for the six months ended June 30, 2011 included proceeds from exercises of employee stock options of $35 million and other sources of funds of $5 million.

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017. The New Credit Facilities will be used for general corporate purposes. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance. Both the revolving credit facility and the term loan facility were undrawn at June 30, 2012; however, the company borrowed $250 million on July 27, 2012 from the term loan facility bearing an attractive interest rate approximating LIBOR initially set at 1.525%. The obligation under the term loan facility can be paid prior to maturity without prepayment penalty.

In connection with the company’s expansion in Brazil, the company has an R$470 million bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$221 million (U.S. Dollar equivalent of approximately $109 million) was drawn under this facility at June 30, 2012. Total remaining capacity of this facility in Brazilian Real currency was R$249 million at June 30, 2012 (U.S. Dollar equivalent of approximately $123 million).

As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. Management also monitors the credit quality of the company’s insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $10 million for the six months ended June 30, 2012 compared to a favorable impact of $32 million for the six months ended June 30, 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 37% at June 30, 2012 and 40% at December 31, 2011.

On June 26, 2012, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on September 3, 2012, to shareholders of record at the close of business on August 1, 2012.

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

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2012, there were approximately 472 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2012, the company had recorded litigation liabilities of approximately $43 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NEW ACCOUNTING GUIDANCE

On January 1, 2012, the company adopted new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. The company elected to present the items of net income and comprehensive income in two separate but consecutive financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

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

During the three and six months ended June 30, 2012, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no material change in the company’s exposure to market risk from December 31, 2011 to June 30, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2012, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2012, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2012, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, except for updating risk factors associated with environmental laws and regulations as follows:

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual direct and indirect emissions at its continuing major U.S. manufacturing facilities by approximately 400,000 metric tons. In 2011, total direct emissions from the company’s major U.S. manufacturing facilities were 2,171,000 metric tons. In 2011, total indirect emissions from purchased electric power and steam consumed at its major U.S. manufacturing facilities were 383,000 metric tons. Indirect emissions in 2010 resulting from transportation are estimated to have been 565,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. MWV’s emissions are calculated using the US EPA Greenhouse Gas Reporting Program protocols for direct greenhouse gas emissions and the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting indirect greenhouse gas emissions.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

10.43	Stock Option Awards in 2012 – Terms and Conditions

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

July 30, 2012	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer