Form 10-Q
period 2012-09-30
MEADWESTVACO Corp
filed 2012-10-30
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 19, 2012, there were 174,800,536 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,395	$1,411	$4,131	$4,036

Cost of sales	1,095	1,090	3,233	3,118
Selling, general and administrative expenses	160	161	500	490
Interest expense	38	40	114	124
Other income, net	(2)	(4)	(19)	(26)

Income from continuing operations before income taxes	104	124	303	330
Income tax provision	37	38	105	103

Income from continuing operations	67	86	198	227
(Loss) income from discontinued operations, net of income taxes	(16)	32	(7)	47

Net income	51	118	191	274
Less: Net income attributable to non-controlling interests, net of income taxes	0	1	3	3

Net income attributable to the company	$51	$117	$188	$271

Income from continuing operations attributable to the company	$67	$85	$195	$224

Net income per share attributable to the company – basic:
Income from continuing operations	$0.38	$0.49	$1.12	$1.31
(Loss) income from discontinued operations	(0.09)	0.19	(0.04)	0.28

Net income attributable to the company	$0.29	$0.68	$1.08	$1.59

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.38	$0.49	$1.10	$1.29
(Loss) income from discontinued operations	(0.10)	0.18	(0.04)	0.27

Net income attributable to the company	$0.28	$0.67	$1.06	$1.56

Shares used to compute net income per share attributable to the company:
Basic	174.2	171.0	173.2	170.2
Diluted	177.5	174.4	176.6	173.9

Cash dividends per share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$51	$118	$191	$274

Other comprehensive income (loss), net of tax:
Foreign currency translation	35	(214)	(29)	(89)
Adjustments related to pension and other benefit plans	7	2	49	4
Net unrealized gain on derivative instruments	2	1	4	0

Other comprehensive income (loss), net of tax	44	(211)	24	(85)

Comprehensive income (loss)	95	(93)	215	189
Less: Comprehensive income attributable to non-controlling interests	0	1	3	3

Comprehensive income (loss) attributable to the company	$95	$(94)	$212	$186

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2012	December 31, 2011

ASSETS
Cash and cash equivalents	$745	$656
Accounts receivable, net	693	591
Inventories	654	579
Other current assets	125	63
Current assets of discontinued operations	0	353

Current assets	2,217	2,242

Property, plant, equipment and forestlands, net	3,592	3,442
Prepaid pension asset	1,128	969
Goodwill	666	668
Other assets	1,087	1,089
Non-current assets of discontinued operations	0	353

	$8,690	$8,763

LIABILITIES AND EQUITY
Accounts payable	$582	$601
Accrued expenses	449	489
Notes payable and current maturities of long-term debt	51	254
Current liabilities of discontinued operations	0	136

Current liabilities	1,082	1,480

Long-term debt	2,093	1,880
Other long-term obligations	1,251	1,244
Deferred income taxes	936	915
Non-current liabilities of discontinued operations	0	43

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2012 – 174,742,488 (2011 – 170,870,154)	2	2
Additional paid-in capital	3,213	3,153
Retained earnings	334	292
Accumulated other comprehensive loss	(241)	(265)

Total shareholders’ equity	3,308	3,182
Non-controlling interests	20	19

Total equity	3,328	3,201

	$8,690	$8,763

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$191	$274
Discontinued operations	7	(47)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	273	276
Deferred income taxes	7	40
Pension income	(52)	(64)
Appreciation in cash surrender value insurance policies	(28)	(18)
Changes in working capital, excluding the effects of acquisitions and dispositions	(281)	(157)
Other, net	10	3

Net cash provided by operating activities from continuing operations	127	307
Discontinued operations	104	80

Net cash provided by operating activities	231	387

Cash flows from investing activities:
Capital expenditures	(484)	(430)
Proceeds from dispositions of assets	27	24
Contributions to joint ventures	(8)	(7)
Other	(1)	9
Discontinued operations	(61)	39

Net cash used in investing activities	(527)	(365)

Cash flows from financing activities:
Proceeds from debt instruments related to C&OP business spin-off	460	0
Repayment of long-term debt	(254)	(40)
Proceeds from the issuance of long-term debt	282	79
Changes in notes payable and other short-term borrowings, net	(8)	15
Changes in book overdrafts	(13)	(11)
Dividends paid	(130)	(127)
Proceeds from exercises of stock options	49	36
Other	3	4

Net cash provided by (used in) financing activities	389	(44)

Effect of exchange rate changes on cash	(4)	(11)

Increase (decrease) in cash and cash equivalents	89	(33)

Cash and cash equivalents:
At beginning of period	656	790

At end of period	$745	$757

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

In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the testing of indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible is impaired as a basis to determining whether it is necessary to perform the required annual impairment test. This accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In January 2012, the company adopted new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. The company elected to present the items of net income and comprehensive income in two separate but consecutive financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the three and nine months ended September 30, 2012, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at September 30, 2012 and December 31, 2011, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and nine months ended September 30, 2012 and 2011.

In millions	September 30, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets	$1	$0	$1	$0
Derivatives-liabilities	(13)	0	(13)	0
Cash equivalents	632	632	0	0
In millions	December 31, 2011	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-liabilities	$(19)	$0	$(19)	$0
Cash equivalents	549	549	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

At September 30, 2012, the book value of debt was $2.1 billion and the fair value was estimated to be $2.5 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of these financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4.	Restructuring charges

During 2012, the company initiated certain restructuring actions primarily related to its European and Brazilian manufacturing operations. Restructuring charges incurred during the three and nine months ended September 30, 2012 were pursuant to these actions. During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during the three and nine months ended September 30, 2011 were pursuant to the company’s 2008 restructuring program. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 are presented below.

Three months ended September 30, 2012

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
All other	0	1	1	0	0	0	0	1	1

Total charges	$0	$3	$3	$0	$0	$0	$0	$3	$3

Three months ended September 30, 2011

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$1	$1	$2	$0	$2	$2	$1	$3
Industrial	0	1	1	0	0	0	0	1	1
All other	0	1	1	0	2	2	0	3	3

Total charges	$0	$3	$3	$2	$2	$4	$2	$5	$7

Nine months ended September 30, 2012

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$3	$4	$0	$0	$0	$1	$3	$4
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	3	3	0	1	1	0	4	4

Total charges	$11	$7	$18	$0	$1	$1	$11	$8	$19

Nine months ended September 30, 2011

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$1	$6	$3	$0	$3	$8	$1	$9
Industrial	0	1	1	0	0	0	0	1	1
All other	0	5	5	0	6	6	0	11	11

Total charges	$5	$7	$12	$3	$6	$9	$8	$13	$21

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2012:

In millions	Employee related	Other	Total
Balance at December 31, 2011	$18	$3	$21
Charges	18	1	19
Payments	(11)	(3)	(14)

Balance at September 30, 2012	$25	$1	$26

5.	Inventories and property, plant and equipment

Inventories consist of:

In millions	September 30, 2012	December 31, 2011
Raw materials	$160	$156
Production materials, stores and supplies	94	85
Finished and in-process goods	400	338

	$654	$579

Property, plant and equipment is net of accumulated depreciation of:

In millions	September 30, 2012	December 31, 2011
Accumulated depreciation	$3,759	$3,579

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2012		December 31, 2011
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$26	$17	$26	$16
Customer contracts and lists	257	89	257	77
Patents	59	43	60	40
Other – primarily licensing rights	12	9	12	9

	$354	$158	$355	$142

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	September 30, 2012	December 31, 2011
Trademarks and tradenames	$93	$93

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

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2012 and 2011 is presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2012	2011	2012	2011	2012	2011
(Loss) gain recognized in other comprehensive income (effective portion)	$(2)	$4	$2	$(7)	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive income (effective portion)	$1	$(1)	$(4)	$(2)	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	(5)	1

Total gain (loss) recognized in earnings[2]	$1	$(1)	$(4)	$(2)	$(5)	$1

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments in the consolidated statements of operations and accumulated other comprehensive loss for the nine months ended September 30, 2012 and 2011 is presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2012	2011	2012	2011	2012	2011
(Loss) gain recognized in other comprehensive income (effective portion)	$(1)	$(2)	$(4)	$(10)	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive income (effective portion)	$3	$(5)	$(14)	$(6)	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	(17)	12

Total gain (loss) recognized in earnings[2]	$3	$(5)	$(14)	$(6)	$(17)	$12

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair value [1]
In millions	Classification	September 30, 2012	December 31, 2011
Derivatives designated as hedges:
Natural gas	Other assets	$1	$0
Natural gas	Accounts payable	(6)	(13)
Natural gas	Other long-term obligations	0	(3)
Foreign currency	Accounts payable	0	2

		(5)	(14)
Derivatives not designated as hedges:
Foreign currency	Accounts payable	(7)	(5)

		(7)	(5)

Total derivatives		$(12)	$(19)

[1]	Fair values of derivative instruments are also disclosed in Note 3.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at September 30, 2012 and December 31, 2011 are presented below.

In MMBTU’s
September 30, 2012	December 31, 2011
12	13

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $6 million during the next twelve months. As of September 30, 2012, the maximum remaining term of existing hedges was two years. For the three and nine months ended September 30, 2012 and 2011, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at September 30, 2012 and December 31, 2011 are presented below.

In millions	September 30, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – not designated as hedges	$136	$280

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and cost of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $1 million. As of September 30, 2012, the maximum remaining term of existing hedges was one year. For the three and nine months ended September 30, 2012 and 2011, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at September 30, 2012 and December 31, 2011 are presented below.

In millions	September 30, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – designated as hedges	$72	$79

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended September 30, 2012 and 2011 are presented below.

	Three months ended September 30,
	Pension benefits		Postretirement benefits
In millions	2012	2011	2012	2011
Service cost - benefits earned during the period	$10	$11	$0	$1
Interest cost on projected benefit obligation	33	36	1	2
Expected return on plan assets	(74)	(71)	0	0
Amortization of prior service cost (income)	1	0	0	(1)
Amortization of net actuarial loss	12	4	0	0
Curtailment gain	0	0	0	0

Net periodic benefit (income) cost	$(18)	$(20)	$1	$2

Net periodic benefit (income) cost – continuing operations	$(18)	$(21)	$1	$2

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the nine months ended September 30, 2012 and 2011 are presented below.

	Nine months ended September 30,
	Pension benefits		Postretirement benefits
In millions	2012	2011	2012	2011
Service cost - benefits earned during the period	$32	$32	$2	$3
Interest cost on projected benefit obligation	99	108	3	4
Expected return on plan assets	(220)	(213)	0	0
Amortization of prior service cost (income)	2	1	(1)	(2)
Amortization of net actuarial loss (gain)	37	11	0	(1)
Curtailment gain	(21)	(3)	(13)	0

Net periodic benefit (income) cost	$(71)	$(64)	$(9)	$4

Net periodic benefit (income) cost – continuing operations	$(52)	$(64)	$4	$4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Curtailment recognition

Pursuant to the spin-off of the C&OP business on May 1, 2012, pre-tax curtailment gains related to the U.S. qualified retirement and post-retirement plans totaling $34 million were recorded within discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2012. Plan assets and liabilities of certain U.S. qualified retirement and post retirement plans were re-measured at May 1, 2012 using a discount rate of 4.25% and 3.75%, respectively, resulting in a net increase to the respective plans’ funded status for which the company recorded a gain in other comprehensive income. For the three months ended September 30, 2012, there were no curtailment gains or losses associated with the spin-off of the C&OP business. Pursuant to the sale of the company’s envelope products business in 2011, a pre-tax curtailment gain related to the U.S. qualified retirement plans of $3 million was recorded within discontinued operations in the consolidated statements of operations for the nine months ended September 30, 2011. Plan assets and liabilities of certain U.S. qualified retirement plans were re-measured at January 31, 2011 using a discount rate of 5.25%, resulting in a net decrease to the respective plans’ funded status for which the company recorded a loss in other comprehensive income. The following table summarizes the pre-tax and after-tax curtailment gains and losses recognized in other comprehensive income.

	Nine months ended September 30,
In millions	2012		2011
	Pre-tax	After-tax	Pre-tax	After-tax

Curtailment gain (loss) recognized in other comprehensive income	$30	$18	$(3)	$(2)

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three and nine months ended September 30, 2012. However, the company expects to contribute $3 million to the funded non-U.S. plans during 2012.

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

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Anti-dilutive shares	3	5	3	4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Equity

Changes in equity for the three months ended September 30, 2012 and 2011 are as follows:

Three months ended September 30, 2012	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at June 30, 2012	173.5	$2	$3,179	$269	$(285)	$21	$3,186

Net income	0	0	0	51	0	0	51
Other comprehensive income	0	0	0	0	44	0	44
Dividends declared	0	0	0	0	0	0	0
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Purchase of non-controlling interest	0	0	0	0	0	0	0
Share-based employee compensation	0	0	6	0	0	0	6
Exercises of stock options	1.2	0	28	0	0	0	28
Spin-off of C&OP business	0	0	0	14	0	0	14

Balance at September 30, 2012	174.7	$2	$3,213	$334	$(241)	$20	$3,328

Three months ended September 30, 2011	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at June 30, 2011	170.6	$2	$3,129	$244	$116	$22	$3,513

Net income	0	0	0	117	0	1	118
Other comprehensive loss	0	0	0	0	(211)	0	(211)
Dividends declared	0	0	0	(1)	0	0	(1)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0	0	10	0	0	0	10
Exercises of stock options	0.1	0	1	0	0	0	1

Balance at September 30, 2011	170.7	$2	$3,140	$360	$(95)	$22	$3,429

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the nine months ended September 30, 2012 and 2011 are as follows:

Nine months ended September 30, 2012	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

Net income	0	0	0	188	0	3	191
Other comprehensive income	0	0	0	0	24	0	24
Dividends declared	0	0	0	(130)	0	0	(130)
Non-controlling interest distribution	0	0	0	0	0	(2)	(2)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	10	0	0	0	10
Exercises of stock options	2.5	0	54	0	0	0	54
Spin-off of C&OP business	0	0	0	(16)	0	0	(16)

Balance at September 30, 2012	174.7	$2	$3,213	$334	$(241)	$20	$3,328

Nine months ended September 30, 2011	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	168.3	$2	$3,075	$219	$(10)	$20	$3,306

Net income	0	0	0	271	0	3	274
Other comprehensive loss	0	0	0	0	(85)	0	(85)
Dividends declared	0	0	0	(130)	0	0	(130)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0.6	0	29	0	0	0	29
Exercises of stock options	1.8	0	36	0	0	0	36

Balance at September 30, 2011	170.7	$2	$3,140	$360	$(95)	$22	$3,429

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

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. The integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes a corrugated operation in India, which develops packaging solutions principally for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three and nine months ended September 30, 2012 and 2011 are as follows:

Three months ended September 30, 2012	Sales			Segment profit
In millions	Trade	Inter-segment	Total
Food & Beverage	$806	$0	$806	$93
Home, Health & Beauty	187	0	187	12
Industrial	114	0	114	7
Specialty Chemicals	254	1	255	62
Community Development and Land Management	34	1	35	11

Total	1,395	2	1,397	185
Corporate and Other	0	0	0	(81)
Non-controlling interests	0	0	0	0
Intersegment eliminations	0	(2)	(2)	0

Consolidated totals	$1,395	$0	$1,395	$104

Three months ended September 30, 2011 (1)	Sales			Segment profit
In millions	Trade	Inter-segment	Total
Food & Beverage	$808	$0	$808	$94
Home, Health & Beauty	190	0	190	10
Industrial	136	0	136	25
Specialty Chemicals	225	0	225	56
Community Development and Land Management	52	1	53	19

Total	1,411	1	1,412	204
Corporate and Other	0	0	0	(81)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(1)	(1)	0

Consolidated totals	$1,411	$0	$1,411	$124

Nine months ended September 30, 2012	Sales			Segment profit
In millions	Trade	Inter-segment	Total
Food & Beverage	$2,360	$1	$2,361	$256
Home, Health & Beauty	590	0	590	35
Industrial	339	0	339	40
Specialty Chemicals	707	1	708	182
Community Development and Land Management	135	2	137	52

Total	4,131	4	4,135	565
Corporate and Other	0	0	0	(265)
Non-controlling interests	0	0	0	3
Intersegment eliminations	0	(4)	(4)	0

Consolidated totals	$4,131	$0	$4,131	$303

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2011(1)	Sales			Segment profit
In millions	Trade	Inter-segment	Total
Food & Beverage	$2,323	$1	$2,324	$281
Home, Health & Beauty	585	0	585	26
Industrial	387	0	387	67
Specialty Chemicals	618	0	618	161
Community Development and Land Management	123	3	126	55

Total	4,036	4	4,040	590
Corporate and Other	0	0	0	(263)
Non-controlling interests	0	0	0	3
Intersegment eliminations	0	(4)	(4)	0

Consolidated totals	$4,036	$0	$4,036	$330

(1)	Certain results for 2011 have been recast to reflect discontinued operations. See Note 14 for further discussion.

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2012, there were approximately 513 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2012, the company had recorded litigation liabilities of approximately $42 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13.	Other income, net

Other income, net is comprised of the following for the three and nine months ended September 30, 2012 and 2011:

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income	$2	$6	$9	$16
Foreign currency exchange (losses) gains	(3)	1	(3)	0
Equity investment gain	0	0	0	10
Transition services income	4	1	8	4
Other	(1)	(4)	5	(4)

	$2	$4	$19	$26

14.	Dispositions

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

For the three and nine months ended September 30, 2012 and 2011, the operating results of the C&OP business are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business, including the debt obligations discussed above, were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $30 million decrease to consolidated shareholders’ equity as of May 1, 2012. During the three months ended September 30, 2012, the dividend was reduced by $14 million due to the recording of certain tax adjustments totaling $13 million (discussed below) and a working capital settlement adjustment of $1 million.

The results for the third quarter of 2012 include adjustments for certain tax items attributable to prior periods primarily associated with events leading to the spin-off of the C&OP business. The effect of recording these tax items in the current period reduced the dividend within shareholders’ equity by $13 million pursuant to adjustments to the C&OP disposal group, reduced after-tax income from discontinued operations by $13 million, or $0.07 per share, and increased after-tax income from continuing operations by $5 million, or $0.03 per share. The aforementioned adjustments attributable to periods prior to the third quarter of 2012 are deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to the third quarter of 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Envelope Products

On February 1, 2011, the company completed the sale of its Envelope Products business for cash proceeds of $55 million. The sale resulted in a pre- and after-tax loss of $1 million for the nine months ended September 30, 2011. During 2010, the company recorded pre-tax charges of $19 million ($15 million after tax) comprised of impairment of long-lived assets of $6 million, impairment of goodwill of $7 million and a pension curtailment loss of $6 million. For the nine months ended September 30, 2011, the operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. There were no charges recorded for the three months ended September 30, 2011. The results of operations and assets and liabilities of the Envelope Products business were previously included in the C&OP segment.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011:

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	$0	$228	$135	$545

Cost of sales	0	142	69	364
Selling, general and administrative expenses	1	37	47	98
Interest expense	0	4	5	13
Other expense (income), net	4	(2)	11	(1)

(Loss) income before income taxes	(5)	47	3	71

Income tax provision	11	15	10	24

Net (loss) income	$(16)	$32	$(7)	$47

Net (loss) income per share
Basic	$(0.09)	$0.19	$(0.04)	$0.28
Diluted	(0.10)	0.18	(0.04)	0.27

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at September 30, 2012. The following table shows the major categories of assets and liabilities related to the C&OP business that are classified as discontinued operations in the consolidated balance sheet at December 31, 2011:

In millions	December 31, 2011
Accounts receivable, net	$257
Inventories	70
Other current assets	26

Current assets	353

Property, plant and equipment, net	89
Goodwill	164
Other assets	100

Non-current assets	353

Accounts payable	35
Accrued expenses	101

Current liabilities	136

Other long-term liabilities	43

In connection with certain business dispositions, MeadWestvaco has provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The total aggregate exposure to the company for these matters could be up to $50 million. The company has evaluated the fair value of these guarantees and indemnifications which did not result in a material impact to the company’s consolidated financial statements.

15.	Income taxes

For the three and nine months ended September 30, 2012 and 2011, the effective tax rates attributable to continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Effective tax rate	36%	31%	35%	31%

The differences in the effective tax rates for the three and nine months ended September 30, 2012 and 2011 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings. During the three and nine months ended September 30, 2012, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2012, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $67 million, or $0.38 per share, compared to $85 million, or $0.49 per share, for the three months ended September 30, 2011. The results from continuing operations attributable to the company for the three months ended September 30, 2012 include after-tax restructuring charges of $2 million, or $0.01 per share. The results from continuing operations attributable to the company for the three months ended September 30, 2011 include after-tax restructuring charges of $4 million, or $0.02 per share.

For the nine months ended September 30, 2012, MWV reported income from continuing operations attributable to the company of $195 million, or $1.10 per share, compared to $224 million, or $1.29 per share, for the nine months ended September 30, 2011. The results from continuing operations attributable to the company for the nine months ended September 30, 2012 include after-tax restructuring charges of $13 million, or $0.07 per share. The results from continuing operations attributable to the company for the nine months ended September 30, 2011 include after-tax restructuring charges of $13 million, or $0.07 per share.

Sales were $1.40 billion for the three months ended September 30, 2012 compared to $1.41 billion for the three months ended September 30, 2011. Sales were $4.13 billion for the nine months ended September 30, 2012 compared to $4.04 billion for the nine months ended September 30, 2011. For the three months ended September 30, 2012, unfavorable foreign currency exchange and lower land sales drove the year-over-year decline; however, these impacts to sales were mostly offset by volume growth in targeted packaging markets, as well as from continued strong performance by the Specialty Chemicals segment. For the nine months ended September 30, 2012, impacts from unfavorable foreign currency exchange were more than offset by volume growth and improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from continued strong performance by the Specialty Chemicals segment and contribution by the caps and closures business acquired in the fourth quarter of 2011.

Pre-tax earnings on a continuing operations basis from the company’s segments in total were $185 million for the three months ended September 30, 2012 compared to $204 million for the three months ended September 30, 2011. Pre-tax earnings on a continuing operations basis from the company’s segments in total were $565 million for the nine months ended September 30, 2012 compared to $590 million for the nine months ended September 30, 2011. Unfavorable foreign currency exchange impacted pre-tax earnings on a continuing operations basis by $20 million and $49 million for the three and nine months ended September 30, 2012, respectfully. Despite the impact from unfavorable foreign currency exchange, the company’s solid performance in 2012 reflects profitable growth in targeted packaging markets, execution of productivity initiatives throughout the manufacturing system, as well as strong performance by the Specialty Chemicals segment.

On October 19, 2012, MWV announced a definitive agreement to purchase Ruby Macons Ltd., India’s top producer of corrugated packaging materials and a leader in the country’s growing industrial packaging industry. In the last twelve months ended September 30, 2012, Ruby Macons Ltd. generated total sales of approximately $80 million and produced more than 150,000 tons of paperboard for corrugated packaging. The transaction is expected to close in the fourth quarter of 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK

Looking ahead to the fourth quarter of 2012, MWV expects earnings to be well above the modest profit the company generated in the year-ago quarter on a continuing operations basis. Continued momentum with its profitable growth strategy in its packaging and specialty chemicals businesses, and significantly lower mill outage costs versus the year-ago quarter are expected to drive the improvement. The company is continuing to navigate well through the uneven demand environment, and it is prepared to respond to negative near-term impacts to demand that could arise from the outcomes of the U.S. elections, the so-called “fiscal-cliff” event, as well as from global macroeconomic challenges.

Beyond the current environment, the company remains confident in achieving its 3 to 5 year performance goals of 5%-plus average annual sales growth, on a currency neutral basis, and 7% to 10% average annual earnings growth. In addition to benefits from its profitable growth strategy, MWV remains well on-track with the major initiatives that will contribute to the company’s longer term performance, including MWV Rigesa’s business expansion, the energy savings project at the Covington, Virginia paperboard mill and ongoing productivity improvement initiatives.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2012 and 2011 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$1,395	$1,411	$4,131	$4,036

Cost of sales	1,095	1,090	3,233	3,118
Selling, general and administrative expenses	160	161	500	490
Interest expense	38	40	114	124
Other income, net	(2)	(4)	(19)	(26)

Income from continuing operations before income taxes	104	124	303	330
Income tax provision	37	38	105	103

Income from continuing operations	67	86	198	227
(Loss) income from discontinued operations, net of income taxes	(16)	32	(7)	47

Net income	51	118	191	274
Less: Net income attributable to non-controlling interests, net of income taxes	0	1	3	3

Net income attributable to the company	$51	$117	$188	$271

Income from continuing operations attributable to the company	$67	$85	$195	$224

Net income per share attributable to the company – basic:
Income from continuing operations	$0.38	$0.49	$1.12	$1.31
(Loss) income from discontinued operations	(0.09)	0.19	(0.04)	0.28

Net income attributable to the company	$0.29	$0.68	$1.08	$1.59

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.38	$0.49	$1.10	$1.29
(Loss) income from discontinued operations	(0.10)	0.18	(0.04)	0.27

Net income attributable to the company	$0.28	$0.67	$1.06	$1.56

Shares used to compute net income per share attributable to the company:
Basic	174.2	171.0	173.2	170.2
Diluted	177.5	174.4	176.6	173.9

Sales were $1.40 billion for the three months ended September 30, 2012 compared to $1.41 billion for the three months ended September 30, 2011. Sales were $4.13 billion for the nine months ended September 30, 2012 compared to $4.04 billion for the nine months ended September 30, 2011. For the three months ended September 30, 2012, unfavorable foreign currency exchange and lower land sales drove the year-over-year decline; however, these impacts to sales were mostly offset by volume growth in targeted packaging markets, as well as from continued strong performance by the Specialty Chemicals segment. For the nine months ended September 30, 2012, impacts from unfavorable foreign currency exchange were more than offset by volume growth and improved pricing and product mix resulting from strong commercial execution in MWV’s targeted markets, as well as from continued strong performance by the Specialty Chemicals segment and contribution by the caps and closures business acquired in the fourth quarter of 2011. Refer to the individual segment discussions below for detailed sales information for each segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Cost of sales was $1.10 billion for the three months ended September 30, 2012 compared to $1.09 billion for the three months ended September 30, 2011. Cost of sales was $3.23 billion for the nine months ended September 30, 2012 compared to $3.12 billion for the nine months ended September 30, 2011. During 2012, increased costs due to higher inflation more than offset benefits from productivity improvements compared to 2011. For the three months ended September 30, 2012, input costs for energy, raw materials and freight were unchanged compared to the same period of 2011. For the nine months ended September 30, 2012, input costs for energy, raw materials, and freight were $41 million higher compared to the same period of 2011.

Selling, general and administrative expenses were $160 million for the three months ended September 30, 2012 compared to $161 million for the three months ended September 30, 2011. Selling, general and administrative expenses were $500 million for the nine months ended September 30, 2012 compared to $490 million for the nine months ended September 30, 2011. During 2012, higher selling, general and administrative expenses compared to 2011 reflect increased costs associated with investments in the Specialty Chemicals segment and the company’s packaging platform, as well as from costs associated with the addition of the caps and closures business acquired in the fourth quarter of 2011.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended September 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
All other	0	1	1	0	0	0	0	1	1

Total charges	$0	$3	$3	$0	$0	$0	$0	$3	$3

Three months ended September 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$1	$1	$2	$0	$2	$2	$1	$3
Industrial	0	1	1	0	0	0	0	1	1
All other	0	1	1	0	2	2	0	3	3

Total charges	$0	$3	$3	$2	$2	$4	$2	$5	$7

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$3	$4	$0	$0	$0	$1	$3	$4
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	3	3	0	1	1	0	4	4

Total charges	$11	$7	$18	$0	$1	$1	$11	$8	$19

Nine months ended September 30, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$1	$6	$3	$0	$3	$8	$1	$9
Industrial	0	1	1	0	0	0	0	1	1
All other	0	5	5	0	6	6	0	11	11

Total charges	$5	$7	$12	$3	$6	$9	$8	$13	$21

Pension income attributable to continuing operations was $18 million for the three months ended September 30, 2012 compared to $21 million for the three months ended September 30, 2011. Pension income attributable to continuing operations was $52 million for the nine months ended September 30, 2012 compared to $64 million for the nine months ended September 30, 2011. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three and nine months ended September 30, 2012 and 2011:

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income	$2	$6	$9	$16
Foreign currency exchange (losses) gains	(3)	1	(3)	0
Equity investment gain	0	0	0	10
Transition services income	4	1	8	4
Other	(1)	(4)	5	(4)

	$2	$4	$19	$26

Interest expense from continuing operations was $38 million for the three months ended September 30, 2012 and was comprised of $30 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance polices and $1 million related to other items. Interest expense from continuing operations was $40 million for the three months ended September 30, 2011 and was comprised of $32 million related to bond and bank debt, $5 million related to borrowings on insurance polices and $3 million related to other items. Interest expense from continuing operations was $114 million for the nine months ended September 30, 2012 and was comprised of $89 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $17 million related to borrowings on insurance polices and $6 million related to other items. Interest expense from continuing operations was $124 million for the nine months ended September 30, 2011 and was comprised of $100 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $15 million related to borrowings on insurance polices and $8 million related to other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the three and nine months ended September 30, 2012, the effective tax rates from continuing operations were approximately 36% and 35%, respectively. The differences in the effective tax rates in 2012 compared to statutory rates were primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete items. For the three and nine months ended September 30, 2011, the effective tax rate from continuing operations was approximately 31% for both periods. The differences in the effective tax rates in 2011 compared to statutory rates were primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete tax items. The annual effective tax rate in 2012 from continuing operations, excluding discrete items, is expected to be about 35%.

Discontinued operations presented in the consolidated statements of operations primarily relate to the sale of the Envelope Products business in 2011 and the spin-off of the Consumer & Office Products business in 2012. Refer to Note 14 of Notes to Consolidated Financial Statements for further information.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Food & Beverage

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$806	$808	$2,361	$2,324
Segment profit (1)	93	94	256	281

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Food & Beverage segment were $806 million and $808 million for the three months ended September 30, 2012 and 2011, respectively. Sales decreased in 2012 primarily due to unfavorable foreign currency exchange compared to 2011. Sales in 2012 benefited from improved pricing and product mix, as well as from contribution from the caps and closures business acquired in the fourth quarter of 2011. Sales in 2012 also benefited from overall volume growth led by increases in food and tobacco packaging with global strategic customers. In food packaging, volumes grew in 2012 due to gains in differentiated retail food and food service solutions. Liquid packaging volumes declined modestly due to changes in the timing of shipments for certain customers compared to 2011. Total global beverage volumes in 2012 declined modestly due to lower overall consumption of carbonated soft drinks in North America and the impact from the ongoing economic climate, particularly in Europe. Beverage volumes grew in North America due to higher beer consumption and gains with beverage brand owners. Beverage volumes in Asia also grew due to increased market penetration with global and regional brand owners compared to 2011.

Profit for the Food & Beverage segment was $93 million and $94 million for the three months ended September 30, 2012 and 2011, respectively. Profit in 2012 was negatively impacted by $9 million from unfavorable foreign currency exchange, $7 million from inflation and $4 million from other items compared to 2011. These unfavorable impacts were partially offset by $14 million from improved productivity, $4 million from improved pricing and product mix and $1 million from higher volume compared to 2011.

Sales for the Food & Beverage segment were $2.36 billion and $2.32 billion for the nine months ended September 30, 2012 and 2011, respectively. Sales increased in 2012 primarily due to improved pricing and product mix, as well as from volume growth in pulp sales and contribution from the caps and closures business acquired in the fourth quarter of 2011. Overall food and beverage packaging volumes declined in 2012; however, volumes increased in tobacco packaging due to gains with global strategic customers in Asia. Beverage packaging continues to be impacted by the ongoing global economic climate, particularly in Europe; however, volumes outperformed industry trends driven by growth in North America and Asia compared to 2011. In food packaging, strong volumes in differentiated frozen food and liquid packaging were more than offset by volume declines in more standard food packaging compared to 2011. Sales in 2012 in all food and beverage packaging markets were negatively impacted by unfavorable foreign currency exchange compared to 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Food & Beverage segment was $256 million and $281 million for the nine months ended September 30, 2012 and 2011, respectively. Profit in 2012 was negatively impacted by $43 million from inflation, $32 million from unfavorable foreign currency exchange and $9 million from expenses associated with a planned paperboard mill maintenance outage compared to 2011. These unfavorable impacts were partially offset by $37 million from improved pricing and product mix, $21 million from improved productivity and $1 million from other items compared to 2011.

Home, Health & Beauty

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$187	$190	$590	$585
Segment profit (1)	12	10	35	26

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Home, Health & Beauty segment were $187 million and $190 million for the three months ended September 30, 2012 and 2011, respectively. Sales in 2012 benefited from volume gains in personal care dispensing and healthcare packaging solutions, and also from the inclusion of the caps and closures business acquired in the fourth quarter of 2011. These gains were more than offset by unfavorable foreign currency exchange, contractual resin-based pricing adjustments, as well as by lower volumes of beauty and personal care folding carton packaging in Europe compared to 2011. Volume growth in personal care dispensing solutions was led by share gains with major skin care and anti-aging brand owners, along with solid sales volumes of fragrance sprayers compared to 2011. In healthcare packaging, volume growth in 2012 was driven by continued strong demand for the segment’s preservative-free and metered dosage medical pumps. Adherence-enhancing packaging volume grew in 2012, and the segment continues to transition to Shellpak Renew with key retail partners. In home and garden packaging, volume growth in 2012 was led by gains in caps and closures solutions as well as growth in trigger sprayer volumes from gains with major homecare brand owners in Europe and Asia. Volume growth in these areas was partially offset by lower trigger volumes in North America due to drought conditions in the U.S., which resulted in lower sales of lawn and garden maintenance products at retail compared to 2011.

Profit for the Home, Health & Beauty segment was $12 million and $10 million for the three months ended September 30, 2012 and 2011, respectively. Profit in 2012 benefited by $5 million from improved productivity, $1 million from higher volume and $1 million from other items compared to 2011. These benefits were partially offset by $3 million from unfavorable pricing and product mix and $2 million from unfavorable foreign currency exchange compared to 2011.

Sales for the Home, Health & Beauty segment were $590 million and $585 million for the nine months ended September 30, 2012 and 2011, respectively. Sales increased in 2012 primarily due to the new caps and closures

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

business acquired in the fourth quarter of 2011, as well as volume growth in home and garden and healthcare packaging which partially offset lower volume in beauty and personal care packaging due to weaker demand for standardized paper-based packaging solutions in Europe. In home and garden packaging, the segment’s volumes outpaced underlying industry trends with continued gains in key trigger and aerosol product lines with global strategic customers compared to 2011. In healthcare packaging, volume was driven by strong demand for the segment’s preservative free medical pumps and standard folding cartons compared to 2011. Sales in 2012 were also impacted by unfavorable foreign currency exchange.

Profit for the Home, Health & Beauty segment was $35 million and $26 million for the nine months ended September 30, 2012 and 2011, respectively. Profit in 2012 benefited by $9 million from improved productivity, $2 million from volume and $4 million from other items compared to 2011. These benefits in 2012 were partially offset by $2 million from inflation, $2 million from unfavorable pricing and product mix and $2 million from unfavorable foreign currency exchange compared to 2011.

Industrial

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$114	$136	$339	$387
Segment profit (1)	7	25	40	67

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. The integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes a corrugated operation in India, which develops packaging solutions principally for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune.

Sales for the Industrial segment were $114 million and $136 million for the three months ended September 30, 2012 and 2011, respectively. In 2012, volume growth within its corrugated packaging solutions for targeted meat, produce and consumer goods markets was more than offset by unfavorable foreign currency exchange, as well as unfavorable pricing and product mix driven by the negative impact of initial volumes from the segment’s new box plant in Aracatuba, which consists of more standard solutions. During the third quarter of 2012, the segment started producing and converting paperboard from the new machine in Tres Barras. The segment expects significant earnings and cash flow contribution from the Brazil expansion project beginning in 2013.

Profit for the Industrial segment was $7 million and $25 million for the three months ended September 30, 2012 and 2011, respectively. Profit in 2012 was impacted by $6 million from expenses associated with the segment’s expansion in Tres Barras, $5 million from inflation, $5 million from unfavorable foreign currency exchange, $2 million from unfavorable pricing and product mix, $1 million from unfavorable productivity and $1 million from other items, partially offset by $2 million from higher volume compared to 2011.

Sales for the Industrial segment were $339 million and $387 million for the nine months ended September 30, 2012 and 2011, respectively. In 2012, volume growth within its corrugated packaging solutions for targeted meat, produce and consumer goods markets was more than offset by unfavorable foreign currency exchange, as well as unfavorable pricing and product mix driven by continued strong demand for more standardized entry-level solutions that serve these markets compared to 2011. Despite slower than expected growth in Brazil, the segment’s volumes in 2012 outpaced the overall growth rate of the corrugated industry from its strategy of delivering innovative high-quality solutions to the fastest growing end-markets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Industrial segment was $40 million and $67 million for the nine months ended September 30, 2012 and 2011, respectively. Profit in 2012 was impacted by $10 million from inflation, $10 million from unfavorable foreign currency exchange, $7 million from expenses associated with the segment’s expansion in Tres Barras, $7 million from unfavorable pricing and product mix and $2 million from unfavorable productivity, partially offset by $4 million from higher volume and $5 million from other items compared to 2011.

Specialty Chemicals

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$255	$225	$708	$618
Segment profit (1)	62	56	182	161

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $255 million and $225 million for the three months ended September 30, 2012 and 2011, respectively. Sales growth in 2012 was led by volume increases in targeted pine chemicals and carbon technology markets. Increased penetration of higher value pine chemicals end markets of adhesives, asphalt and oilfield services drove pricing and product mix improvement in 2012. These gains were slightly offset by unfavorable foreign currency exchange compared to 2011.

Profit for the Specialty Chemicals segment was $62 million and $56 million for the three months ended September 30, 2012 and 2011, respectively. Profit in 2012 benefited by $10 million from higher volume, $2 million from lower input costs and $4 million from other items compared to 2011. These benefits in 2012 were partially offset by $8 million from unfavorable productivity, $1 million from unfavorable pricing and product mix and $1 million from unfavorable foreign currency exchange compared to 2011.

Sales for the Specialty Chemicals segment were $708 million and $618 million for the nine months ended September 30, 2012 and 2011, respectively. Sales growth in 2012 was driven by continued penetration of developed and emerging markets with the company’s value-added solutions for infrastructure, industrial and energy markets. Increased penetration of higher value pine chemicals end markets of adhesives, asphalt and oilfield services drove pricing and product mix improvement in 2012. These gains were slightly offset by unfavorable foreign currency exchange compared to 2011.

Profit for the Specialty Chemicals segment was $182 million and $161 million for the nine months ended September 30, 2012 and 2011, respectively. Profit in 2012 benefited by $20 million from higher volume and $20 million from improved pricing and product mix compared to 2011. These benefits in 2012 were partially offset by $10 million from higher input costs, $6 million from unfavorable productivity and $3 million from unfavorable foreign currency exchange compared to 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Sales	$35	$53	$137	$126
Segment profit (1)	11	19	52	55

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $35 million for the three months ended September 30, 2012 compared to $53 million for the three months ended September 30, 2011. The segment sold approximately 5,000 acres for gross proceeds of approximately $12 million in 2012 compared to approximately 15,700 acres for gross proceeds of $31 million in 2011.

Profit for the Community Development and Land Management segment was $11 million for the three months ended September 30, 2012 compared to $19 million for the three months ended September 30, 2011. Profit from real estate activities was $5 million in 2012 compared to $18 million in 2011. Profit from forestry operations and leasing activities was $6 million in 2012 compared to $1 million in 2011.

Sales for the Community Development and Land Management segment were $137 million for the nine months ended September 30, 2012 compared to $126 million for the nine months ended September 30, 2011. The segment sold approximately 33,200 acres for gross proceeds of approximately $67 million in 2012 compared to approximately 26,000 acres for gross proceeds of $62 million in 2011.

Profit for the Community Development and Land Management segment was $52 million for the nine months ended September 30, 2012 compared to $55 million for the nine months ended September 30, 2011. Profit from real estate activities was $39 million in 2012 compared to $49 million in 2011. Profit from real estate activities for the nine months ended September 30, 2011 includes a gain of $10 million from the sale of a 1.1 million square foot distribution center. Profit from forestry operations and leasing activities was $13 million in 2012 compared to $6 million in 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Corporate and Other

In millions	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Corporate and Other expense, net	$81	$81	$265	$263

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

Corporate and Other expense, net was $81 million for both the three months ended September 30, 2012 and 2011. In 2012, the expense, net of certain income items, includes interest expense of $38 million, pension income of $18 million and restructuring charges of $3 million. In 2011, the expense, net of certain income items, includes interest expense of $40 million, pension income of $21 million and restructuring charges of $7 million.

Corporate and Other expense, net was $265 million and $263 million for the nine months ended September 30, 2012 and 2011, respectively. In 2012, the expense, net of certain income items, includes interest expense of $114 million, pension income of $52 million and restructuring charges of $19 million. In 2011, the expense, net of certain income items, includes interest expense of $124 million, pension income of $64 million and restructuring charges of $21 million.

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

Cash and cash equivalents totaled $745 million at September 30, 2012, of which 80% was held in the U.S. with the remaining portions of 8% in Europe, 6% in Brazil and 6% in other foreign jurisdictions. Of the company’s cash and cash equivalents held in the U.S. and Europe, approximately 90% are invested in U.S. government obligations. Management continuously evaluates deposit concentrations and monitors the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

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

Operating activities

Cash provided by operating activities from continuing operations was $127 million for the nine months ended September 30, 2012 compared to $307 million for the nine months ended September 30, 2011, primarily driven by higher year-over-year usage of working capital and lower earnings. Cash provided by operating activities from discontinued operations was $104 million for the nine months ended September 30, 2012 compared to $80 million for the nine months ended September 30, 2011. Refer to Note 14 of Notes to Consolidated Financial Statements for information regarding discontinued operations.

Investing activities

Cash used in investing activities from continuing operations was $466 million for the nine months ended September 30, 2012 compared to $404 million for the nine months ended September 30, 2011. Cash used in investing activities from continuing operations for the nine months ended September 30, 2012 was driven by capital expenditures of $484 million, contributions to joint ventures of $8 million and other uses of funds of $1 million, partially offset by proceeds from dispositions of assets of $27 million. Cash used in investing activities from continuing operations for the nine months ended September 30, 2011 was driven by capital expenditures of $430 million and contributions to joint ventures of $7 million, partially offset by proceeds from dispositions of assets of $24 million and other sources of funds of $9 million.

Cash used in investing activities from discontinued operations was $61 million for the nine months ended September 30, 2012, driven primarily by cash deposits totaling $59 million held by the Consumer & Office Products business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012. Cash provided by investing activities from discontinued operations was $39 million for the nine months ended September 30, 2011, driven primarily by net proceeds of $55 million received from the disposition of the company’s Envelope Products business on February 1, 2011.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Total capital spending in 2012 is expected to range from $650 million to $700 million and will be comprised of expenditures for major profitable growth and productivity investments, as well as ongoing maintenance and compliance. Capital spending in 2012 associated with the expansion of MWV’s corrugated packaging business in Brazil is expected to be about $240 million. Capital spending in 2012 associated with the construction of a new biomass boiler at the Covington paperboard mill is expected to be about $145 million. Capital spending in 2012 related to productivity initiatives, as well as maintenance capital and environmental compliance is expected to range from $265 million to $315 million.

Financing activities

Cash provided by financing activities from continuing operations was $389 million for the nine months ended September 30, 2012 compared to cash used in financing activities from continuing operations of $44 million for the nine months ended September 30, 2011.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2012 included proceeds from debt instruments totaling $460 million received in connection with the spin-off of the Consumer & Office Products business. Prior to the effective time of the spin-off, the company received debt proceeds of $460 million from third-party financing. The associated obligation totaling $460 million was included in the net assets of the disposal group representing the Consumer & Office Products business pursuant to the spin-off.

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2012 also included proceeds from the issuance of debt of $282 million, proceeds from exercises of employee stock options of $49 million and other sources of funds of $3 million. Cash used in financing activities from continuing operations for the nine months ended September 30, 2012 included repayment of long-term debt totaling $254 million, primarily associated with a $221 million bond debenture that matured in April 2012. Cash used in financing activities from continuing operations for the nine months ended September 30, 2012 also included dividend payments of $130 million and other uses of funds of $21 million.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2011 included dividend payments of $127 million, repayment of long-term debt totaling $40 million and other uses of funds of $11 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2011 included proceeds from the issuance of debt of $79 million, proceeds from exercises of employee stock options of $36 million and other sources of funds of $19 million.

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017. The New Credit Facilities will be used for general corporate purposes. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance. The company borrowed $250 million on July 27, 2012 from the term loan facility bearing interest at a rate approximating LIBOR plus a margin. The company will use these funds to complete its large capital projects and to invest in its profitable growth initiatives.

In connection with the company’s expansion in Brazil, the company has a bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$234 million (U.S. Dollar equivalent of approximately $115 million) was drawn under this facility at September 30, 2012. The company expects total borrowings from this facility to range between R$280 million to R$350 million (U.S. Dollar equivalent of approximately $138 million to $173 million) upon completion of funding qualifying equipment purchases.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. Management also monitors the credit quality of the company’s insurance providers and derivative contract counter-parties, in addition to customers and key suppliers.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $4 million for the nine months ended September 30, 2012 compared to an unfavorable impact of $11 million for the nine months ended September 30, 2011.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% at September 30, 2012 and 40% at December 31, 2011.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur approximately $50 million and approximately $45 million in environmental capital expenditures in 2012 and 2013, respectively. Approximately $52 million was spent on environmental capital projects in 2011.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2012, there were approximately 513 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2012, the company had recorded litigation liabilities of approximately $42 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NEW ACCOUNTING GUIDANCE

In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the testing of indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible is impaired as a basis to determining whether it is necessary to perform the required annual impairment test. This accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In January 2012, the company adopted new accounting guidance regarding the presentation of comprehensive income. The new guidance requires the presentation of items of net income and comprehensive income in either a single continuous financial statement or in two separate but consecutive financial statements. The company elected to present the items of net income and comprehensive income in two separate but consecutive financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

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

During the three and nine months ended September 30, 2012, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2011, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2011. There was no material change in the company’s exposure to market risk from December 31, 2011 to September 30, 2012.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2012, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2012, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2012, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, as updated by the risk factor in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

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

MEADWESTVACO CORPORATION (Registrant)

October 30, 2012	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer