Form 10-K
period 2012-12-31
MEADWESTVACO Corp
filed 2013-02-25
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2012, the aggregate market value of common stock held by non-affiliates was $4,930,411,531. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2013, the number of shares of common stock of the Registrant outstanding was 175,666,858.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on April 22, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or around March 20, 2013.

Part I

Item 1.	Business

General

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”) is a global packaging company providing innovative solutions to the world’s most admired brands in the healthcare, beauty and personal care, food, beverage, home and garden, tobacco, and agricultural industries. The company also produces specialty chemicals for the automotive, energy, and infrastructure industries and maximizes the value of its land holdings through forestry operations, property development and land sales. MeadWestvaco is a Delaware corporation, incorporated in 2001 and the successor to Westvaco Corporation and The Mead Corporation. MWV’s reporting segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

On May 1, 2012, MeadWestvaco completed the spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. The results of this business are reported in discontinued operations in the consolidated financial statements included in this report. For further information on this transaction, refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Food & Beverage

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

Home, Health & Beauty

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

Industrial

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. In Brazil, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

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

Intellectual property

MeadWestvaco has a large number of foreign and domestic trademarks, trade names, patents, patent rights and licenses relating to its business. While, in the aggregate, intellectual property rights are material to our business, the loss of any one or any related group of such rights would not have a material adverse effect on our business.

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

The Food & Beverage segment competes globally with manufacturers of coated and bleached paperboard for packaging and graphic applications, as well as other specialty paperboards. In addition, this segment competes for the global food, food service, beverage, dairy and tobacco packaging end markets. The Home, Health & Beauty segment competes within the packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. The Industrial segment competes within the Brazilian and Indian corrugated packaging markets for produce, meat, consumer products and bulk goods. The Specialty Chemicals segment competes on a worldwide basis with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins. The Community Development and Land Management segment competes in the real estate sales and development market and the forestry products industry in the Southeastern region of the U.S.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions. Expenditures for research and development were $45 million, $46 million and $39 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Environmental laws and regulations

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $45 million and $65 million in environmental capital expenditures in 2013 and 2014, respectively. Approximately $48 million was spent on environmental capital projects in 2012. Included in the 2013 and 2014 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2013 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities at December 31, 2012 by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Employees

MeadWestvaco currently employs approximately 16,000 people worldwide, of whom approximately half are employed in the U.S. and half are employed internationally. Approximately half of the company’s employees around the world are represented by labor unions under various collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and negotiated new collective agreements at various manufacturing locations around the world during 2012. The company considers its relationships with its unions and other employee representatives to be generally good. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of any negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 68% for the year ended December 31, 2012 and 66% for both of the years ended December 31, 2011 and 2010. Export sales from MeadWestvaco’s U.S. operations were 17% for both of the years ended December 31, 2012 and 2011 and 16% for the year ended December 31, 2010, respectively. Sales that were attributable to foreign operations were 32% for the year ended December 31, 2012 and 34% for both of the years ended December 31, 2011 and 2010. For more information about the company’s U.S. and foreign operations, see Note T of Notes to Consolidated Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.mwv.com. Please note that MWV’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any future reports we may file with the SEC and should not be considered part of this report. MWV makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. You may access these filings in the Investors section of our website. MWV’s Corporate Governance Principles, our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, Safety, Health and Environment Committee, and Executive Committee) and our Code of Conduct can be found in the Investors section of our website at the following address: http://www.mwv.com/InvestorRelations/CorporateGovernance/index.htm. Our Code of Conduct applies to all MeadWestvaco directors and employees worldwide, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. These policies and principles support the company’s core values of integrity, respect for the individual, commitment to excellence and teamwork. Printed copies of the Code of Conduct are available to any stockholder upon request by calling 1-800-432-9874. Any future changes or amendments to our Code of Conduct and any waiver of our Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or member of the Board of Directors, will be posted on the Investors section of our website at http://www.mwv.com/InvestorRelations/CorporateGovernance/index.htm.

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

For the year ended December 31, 2012, sales attributable to foreign operations were approximately 49% of total sales, which includes 17% of export sales to our foreign customers. We are currently engaged in a substantial expansion of our corrugated packaging operations in Brazil as well as expanding our participation in other emerging markets, including China and India. As our international operations and activities expand, we inevitably have increasing exposure to the risks of operating in many foreign countries. These factors include:

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

•	Commercial and regulatory difficulties in markets where corrupt practices are prevalent.

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

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual emissions at its continuing major U.S. manufacturing facilities by approximately 450,000 metric tons. In 2011, total direct emissions from the company’s U.S. manufacturing facilities were 2,686,000 metric tons (including 552,000 metric tons of carbon dioxide equivalent emissions from landfills which were estimated for the first time in 2011). In 2011, total indirect emissions from purchased electric power and steam consumed at its U.S. manufacturing facilities were 480,000 metric tons. Indirect emissions in 2011 resulting from transportation are estimated to have been 466,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods) from the company’s U.S. manufacturing facilities. Data analysis for 2012 has not been developed at this time. The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. Several coal fired power boilers are scheduled for replacement at the company’s Covington, Virginia mill with a biomass fired power boiler in the third quarter 2013. Annual greenhouse gas emissions reductions are projected to be about 550,000 metric tons or approximately a 20% reduction using 2011 emissions as the baseline. MWV’s emissions are calculated using the US EPA Greenhouse Gas Reporting Program protocols for direct greenhouse gas emissions and the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting indirect greenhouse gas emissions.

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

MeadWestvaco’s global headquarters are located in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities by reporting segment are currently as follows:

Food & Beverage

Ajax, Ontario, Canada	Lanett, Alabama
Atlanta, Georgia	Low Moor, Virginia
Bilbao, Spain	Moscow, Russian Federation (Leased)
Bristol, United Kingdom	Roosendaal, The Netherlands
Buenos Aires, Argentina (Leased)	Săo Paulo, Săo Paulo, Brazil (Leased)
Bydgoszcz, Poland	Santiago de Chile, Chile (Leased)
Chicago, Illinois	Shimada, Japan
Cottonton, Alabama	Silsbee, Texas
Covington, Virginia	Smyrna, Georgia
Deols, France	Svitavy, Czech Republic
Enschede, The Netherlands	Trier, Germany
Evadale, Texas	Troyes, France
Graz, Austria	Venlo, The Netherlands
Krakow, Poland

Home, Health & Beauty

Aqua Branca, Sao Paulo, Brazil	Slatersville, Rhode Island (Leased)
Barcelona, Spain	Tecate, Mexico (Leased)
Dublin, Ireland (Leased)	Tijuana, Mexico (Leased)
Grandview, Missouri	Valinhos, Săo Paulo, Brazil
Hemer, Germany	Vicenza, Italy
Mebane, North Carolina	Vise, Belgium
Milan, Italy (Leased)	Waalwijk, The Netherlands (Leased)
San Luis Potosi, Mexico	Winfield, Kansas
Sion, Switzerland	Wuxi, People’s Republic of China

Industrial

Araçatuba, Brazil	Pune, India
Blumenau, Santa Catarina, Brazil	Tres Barras, Santa Catarina, Brazil
Feira de Santana, Bahia, Brazil	Valinhos, Săo Paulo, Brazil
Morai, India	Vapi, India
Pacajus, Ceara, Brazil

Specialty Chemicals

Covington, Virginia	Palmeira, Santa Catarina, Brazil
DeRidder, Louisiana	Waynesboro, Georgia
Duque de Caxias, Rio de Janeiro, Brazil	Wickliffe, Kentucky
North Charleston, South Carolina	Wuijang, People’s Republic of China

Community Development and Land Management Group and Forestry Centers

Appomattox, Virginia	Tres Barras, Santa Catarina, Brazil
Rupert, West Virginia	Waverly Hall, Georgia
Ridgeville, South Carolina	Woodbine, Georgia
Summerville, South Carolina

Research Facilities

North Charleston, South Carolina	Shekou Shenzhen, People’s Republic of China
Richmond, Virginia (Leased)	Tres Barras, Santa Catarina, Brazil

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

As of December 31, 2012, MeadWestvaco owned approximately 654,000 acres of forestlands and other landholdings in the Southeastern region in the U.S. and approximately 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

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

Additional information is included in the “Environmental laws and regulations” discussion within Part I, Item 1, and in Note P of Notes to Consolidated Financial Statements included in Part II, Item 8. These sections are incorporated herein by reference.

Item 4.	Mine safety disclosures

Not applicable.

Executive officers of the registrant

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	64	Chairman and Chief Executive Officer	2002
James A. Buzzard	58	President	2003
E. Mark Rajkowski	54	Senior Vice President and Chief Financial Officer	2004
Robert K. Beckler	51	Senior Vice President	2012
Mark S. Cross	56	Senior Vice President	2006
Peter C. Durette	39	Senior Vice President	2012
Robert A. Feeser	51	Senior Vice President	2010
Linda V. Schreiner	53	Senior Vice President	2002
Bruce V. Thomas	56	Senior Vice President	2007
Mark T. Watkins	59	Senior Vice President	2002
Wendell L. Willkie, II	61	Senior Vice President, General Counsel and Secretary	2002
Robert E. Birkenholz	52	Vice President and Treasurer	2004
Donna O. Cox	49	Vice President	2005
Brent A. Harwood	49	Controller	2013

*	As of February 25, 2013
**	Director of MeadWestvaco

MeadWestvaco’s officers are elected by the Board of Directors annually for one-year terms. There are no family relationships among executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

John A. Luke, Jr., President and Chief Executive Officer, 2002-2003; Chairman of the Board, Chief Executive Officer and President of Westvaco, 1996-2002;

James A. Buzzard, Executive Vice President, 2002-2003; Executive Vice President of Westvaco, 2000-2002; Senior Vice President, 1999; Vice President, 1992-1999;

E. Mark Rajkowski, Vice President, Eastman Kodak Company and General Manager Worldwide Operations for Kodak’s Digital and Film Imaging Systems Business, 2003-2004; Chief Operating Officer of Eastman Kodak’s Consumer Digital Business, 2003; Vice President, Finance of Eastman Kodak, 2001-2002; Corporate Controller of Eastman Kodak, 1998-2001;

Robert K. Beckler, President, Rigesa, since 2010; President, Specialty Chemicals, 2007-2010; Vice President, Specialty Chemicals, 2004-2007;

Mark S. Cross, Senior Vice President and Group President of Europe, Middle East and Africa Region, JohnsonDiversey 2003-2006; President, Kimberly-Clark Professional, 2001-2003;

Peter C. Durette, Vice President of Strategy & Business Development at Textron Inc., 2008-2009; Principal/Partner at Marakon Associates, 2004-2008;

Robert A. Feeser, President, Packaging Resources Group 2004-2010; Vice President, Packaging Group 2002-2004; President, Containerboard Division 2000-2002; President, Gilbert Paper Company 1997-2000;

Linda V. Schreiner, Senior Vice President of Westvaco, 2000-2002; Manager of Strategic Leadership Development, 1999-2000; Senior Manager of Arthur D. Little, Inc., 1998-1999; Vice President of Signet Banking Corporation, 1988-1998;

Bruce V. Thomas, President and Chief Executive Officer, Cadmus Communications Corporation, 2000-2007;

Mark T. Watkins, Vice President of Mead, 2000-2002; Vice President, Human Resources and Organizational Development of the Mead Paper Division, 1999; Vice President, Michigan Operations of Mead Paper Division, 1997;

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco, 1996-2002;

Robert E. Birkenholz, Assistant Treasurer, 2003-2004; Assistant Treasurer, Amerada Hess Corporation, 1997-2002;

Donna O. Cox, Director, External Communications, 2003-2005; Manager, Integration/Internal Communications, 2002-2003; Public Affairs Manager of Westvaco’s Packaging Resources Group, 1999-2002.

Brent A. Harwood, Assistant Controller, 2006-2012; Controller, Cadmus Communications Corporation, 2001-2006; Deloitte & Touche LLP, 1990-2001.

Part II

Item 5.	Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2012		Year ended December 31, 2011
STOCK PRICES	High	Low	High	Low
First quarter	$32.13	$29.13	$30.92	$26.28
Second quarter[1]	32.50	26.15	34.51	30.40
Third quarter	31.12	26.97	34.23	24.56
Fourth quarter	31.93	27.93	30.55	22.75

[1]

On May 1, 2012, the company completed the spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. The stock price presented above has not been adjusted to reflect the value of the spin-off to MeadWestvaco’s shareholders.

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At December 31, 2012, the number of shareholders of record of MeadWestvaco common stock was approximately 18,000. This number includes approximately 10,000 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2012	Year ended December 31, 2011
First quarter	$0.25	$0.25
Second quarter	0.25	0.25
Third quarter	0.25	0.25
Fourth quarter	0.25	0.25

	$1.00	$1.00

(d)	Stock repurchases

The company did not repurchase any shares in the fourth quarter of 2012. At December 31, 2012, there were 3.2 million shares available for purchase under an existing authorized stock repurchase plan.

On January 28, 2013, the company’s Board of Directors authorized a separate stock repurchase plan of 5 million shares resulting in a total of 8.2 million shares available for purchase.

Item 6.	Selected financial data

Dollars in millions, except per share data

	Years ended December 31,
	2012	2011		2010	2009		2008
EARNINGS
Net sales	$5,459	$5,318		$4,946	$4,658		$5,056
Income from continuing operations attributable to the company	212	217		186	164		39
(Loss) income from discontinued operations	(7)	29		(80)	61		51
Net income attributable to the company	205 [1]	246	[2]	106 [3]	225	[4]	90	[5]
Income from continuing operations:
Per share – basic	1.22	1.27		1.09	0.96		0.23
Per share – diluted	1.20	1.25		1.08	0.95		0.23
Net income per share – basic	1.18	1.45		0.62	1.31		0.52
Net income per share – diluted	1.16	1.42		0.62	1.30		0.52
Depreciation, depletion and amortization expense	372	367		360	376		396

COMMON STOCK
Number of common shareholders	18,000	20,000		21,000	22,500		23,400
Weighted average number of shares outstanding:
Basic	174	170		170	171		172
Diluted	177	174		173	173		173
Dividends paid	$173	$170		$160	$157		$159
Per share:
Dividends declared	1.00	1.00		0.94	0.92		0.92
Book value	19.15	18.62		19.52	19.89		17.37

FINANCIAL POSITION
Working capital	$960	$767		$1,220	$1,285		$887
Current ratio	1.9	1.5		2.0	2.0		1.7
Property, plant, equipment and forestlands, net	$3,740	$3,442		$3,159	$3,205		$3,238
Total assets	8,908	8,810		8,814	9,021		8,455
Long-term debt, excluding current maturities	2,100	1,880		2,042	2,153		2,309
Shareholders’ equity	3,360	3,182		3,286	3,406		2,967
Debt to total capital (shareholders’ equity and total debt)	39%	40%		38%	39%		45%

OPERATIONS
Primary production of paperboard (thousands, in tons)	2,936	2,848		2,804	2,697		3,033
New investment in property, plant, equipment and forestlands on a continuing operations basis	$656	$655		$229	$214		$266
Acres of forestlands owned (thousands)	789	836		865	890		932
Number of employees at December 31	16,000	17,000		18,000	20,000		23,000

[1]

2012 results include after-tax restructuring charges of $17 million, or $0.10 per share, an after-tax benefit from cellulosic biofuel producer credits, net of exchange of alternative fuel mixture credits of $9 million, or $0.05 per share. 2012 results also include an after-tax loss from discontinued operations of $7 million, or $0.04 per share.

[2]

2011 results include after-tax restructuring charges of $19 million, or $0.11 per share and an after-tax benefit plan charge of $6 million or $0.03 per share. 2011 results also include an after-tax income from discontinued operations of $29 million, or $0.17 per share.

[3]

2010 results include after-tax restructuring charges of $34 million, or $0.20 per share, tax benefits of $29 million, or $0.17 per share, from cellulosic biofuel producer credits and audit settlements, an after-tax gain of $5 million, or $0.03 per share, related to post-retirement and pension curtailments, and an after-tax charge of $4 million, or $0.02 per share, from early extinguishment of debt. 2010 results also include an after-tax loss from discontinued operations of $80 million, or $0.46 per share.

[4]

2009 results include after-tax income from alternative fuel mixture credits of $242 million, or $1.40 per share, after-tax restructuring charges of $108 million, or $0.63 per share, charges of $32 million, or $0.18 per share, related to domestic and foreign tax audits, after-tax charges of $14 million, or $0.08 per share, from early extinguishments of debt, after-tax income of $13 million, or $0.07 per share, from a change to employee vacation policy, an after-tax expense of $12 million, or $0.07 per share, from a contribution to the MeadWestvaco Foundation, after-tax gains of $11 million, or $0.07 per share, related to sales of certain assets, and an after-tax gain of $4 million, or $0.02 per share, related to a pension curtailment. 2009 results also include an after-tax income from discontinued operations of $61 million, or $0.35 per share.

[5]

2008 results include after-tax restructuring charges of $31 million, or $0.18 per share, after-tax gains of $10 million, or $0.05 per share, related to sales of certain assets, and an after-tax gain of $6 million, or $0.04 per share, related to a pension curtailment. 2008 results also include an after-tax income from discontinued operations of $51 million, or $0.29 per share.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2012, MeadWestvaco Corporation (“MeadWestvaco”, “MWV,” or the “company”) reported net income attributable to the company from continuing operations of $212 million, or $1.20 per share. These results include after-tax restructuring charges of $17 million, or $0.10 per share, and an after-tax benefit of $9 million, or $0.05 per share, from the exchange of alternative fuel mixture credits for cellulosic biofuel producer credits. Comparable results for prior years are noted later in this discussion.

Sales from continuing operations increased 3% to $5.46 billion in 2012 compared to $5.32 billion in 2011. During 2012, benefits from volume growth and improved pricing and product mix in targeted packaging markets, as well as continued strong performance by the Specialty Chemicals segment and higher land sales were partially offset by $152 million from unfavorable foreign currency exchange compared to 2011. The company continued to outperform industry trends in the markets for corrugated packaging in Brazil, beverage packaging in North America and packaging solutions across Asia reflecting positive momentum from the company’s profitable growth strategies despite challenges associated with the current macroeconomic climate. Growth in emerging markets continued to produce favorable results with revenues comprising 25% of the company’s total sales, as well as contributions from the 2011 acquisition of Polytop and the 2012 acquisition of Ruby Macons.

Pre-tax earnings on a continuing operations basis from the company’s segments in total were $697 million in 2012 compared to $692 million in 2011. The improved year-over-year performance reflects strong performance by the Specialty Chemicals segment and higher land sales. Volume gains in targeted packaging markets, as well as favorable productivity in the company’s packaging businesses were more than offset by $116 million from the combined impact of unfavorable foreign currency exchange and input cost inflation compared to 2011.

On May 1, 2012, MeadWestvaco completed the spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. MeadWestvaco shareholders received approximately one share of ACCO Brands Corporation stock for every three shares of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding common shares of ACCO Brands Corporation. The results of the Consumer & Office Products business are reported in discontinued operations in the consolidated financial statements. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

On November 30, 2012, MWV acquired Ruby Macons, a producer of corrugated packaging materials and a leader in India’s growing industrial packaging industry. The results of operations from the date of this acquisition are included in the Industrial segment. Refer to Note Q of Notes to Consolidate Financial Statements included in Part II, Item 8 for further information.

On December 11, 2012, MWV acquired the remaining 50% interest in Resitec, a Brazilian company specializing in rubber emulsifiers, adhesive resins and lubricants. The results of operations from the date of this acquisition are included in the Specialty Chemicals segment. Refer to Note Q of Notes to Consolidate Financial Statements included in Part II, Item 8 for further information.

OUTLOOK

Despite what MWV expects to be a challenging demand environment, the company expects sales, earnings and cash flow to grow in 2013 due to continued execution of the company’s profitable growth strategies, significant contribution from its expanded packaging platform in Brazil, as well as benefits from acquired businesses.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

RESULTS OF OPERATIONS

The following table summarizes MWV’s results for the years ended December 31, 2012, 2011 and 2010, as reported in accordance with accounting principles generally accepted in the U.S. All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2012	2011	2010
Net sales	$5,459	$5,318	$4,946
Cost of sales	4,329	4,193	3,986
Selling, general and administrative expenses	683	671	599
Interest expense	155	165	170
Other income, net	(14)	(28)	(8)

Income from continuing operations before income taxes	306	317	199
Income tax provision	91	96	9

Income from continuing operations	215	221	190
(Loss) income from discontinued operations, net of income taxes	(7)	29	(80)

Net income	208	250	110

Less: Net income attributable to non-controlling interests	3	4	4

Net income attributable to the company	$205	$246	$106

Income from continuing operations attributable to the company	$212	$217	$186

Net income per share – basic:
Income from continuing operations	$1.22	$1.27	$1.09
(Loss) income from discontinued operations	(0.04)	0.18	(0.47)

Net income attributable to the company	$1.18	$1.45	$0.62

Net income per share – diluted:
Income from continuing operations	$1.20	$1.25	$1.08
(Loss) income from discontinued operations	(0.04)	0.17	(0.46)

Net income attributable to the company	$1.16	$1.42	$0.62

Comparison of Years Ended December 31, 2012 and 2011

Sales from continuing operations increased 3% to $5.46 billion in 2012 compared to $5.32 billion in 2011. During 2012, benefits from volume growth and improved pricing and product mix in targeted packaging markets, as well as continued strong performance by the Specialty Chemicals segment and higher land sales were partially offset by $152 million from unfavorable foreign currency exchange compared to 2011. The company continued to outperform industry trends in the markets for corrugated packaging in Brazil, beverage packaging in North America and packaging solutions across Asia reflecting positive momentum from the company’s profitable growth strategies despite challenges associated with the current macroeconomic climate. Growth in emerging markets continued to produce favorable results with revenues comprising 25% of the company’s total sales, as well as contributions from the 2011 acquisition of Polytop and the 2012 acquisition of Ruby Macons. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $4.33 billion and $4.19 billion for the years ended December 31, 2012 and 2011, respectively. In 2012, increased costs due to higher input cost inflation for certain raw materials and freight more than offset the benefits from productivity improvements compared to 2011. In 2012, input costs for energy, raw materials and freight included in cost of sales were $58 million higher compared to 2011.

Selling, general and administrative expenses were $683 million and $671 million for the years ended December 31, 2012 and 2011, respectively. In 2012, higher selling, general and administrative expenses compared to 2011 reflect increased costs associated with growth investments in the Industrial and Specialty Chemicals segments, as well as from the addition of Polytop acquired in the fourth quarter of 2011.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classifications in the consolidated statements of operations for the years ended December 31, 2012 and 2011 are presented below. Restructuring charges incurred during 2012 were primarily pursuant to certain actions related to the company’s European and Brazilian manufacturing operations. Restructuring charges in 2011 were pursuant to a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations that began in 2008. Cumulative charges included in the results from continuing operations through December 31, 2012 since the inception of the 2008 program are $276 million, of which approximately $150 million was non-cash to the company. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Year ended December 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
Home, Health & Beauty	6	1	7	2	0	2	8	1	9
Industrial	9	0	9	2	0	2	11	0	11
All other	0	3	3	0	1	1	0	4	4

Total charges	$15	$6	$21	$4	$1	$5	$19	$7	$26

Year ended December 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$3	$8	$3	$0	$3	$8	$3	$11
Home, Health & Beauty	3	1	4	0	0	0	3	1	4
Industrial	0	1	1	0	0	0	0	1	1
All other(1)	0	6	6	1	7	8	1	13	14

Total charges	$8	$11	$19	$4	$7	$11	$12	$18	$30

(1)	Includes $7 million related to employee relocation costs.

Pension income was $69 million and $82 million for the years ended December 31, 2012 and 2011, respectively. Pension income is included in Corporate and Other for segment reporting purposes. Pension income is expected to be approximately $82 million in 2013, excluding impacts from settlements and curtailments.

Interest expense was $155 million for the year ended December 31, 2012 and was comprised of $120 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV, $23 million related to borrowings under life insurance policies and $9 million related to other borrowings. Interest expense was $165 million for the year ended December 31, 2011 and was comprised of $133 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $21 million related to borrowings under life insurance policies and $9 million related to other borrowings.

Other income, net was $14 million and $28 million for the years ended December 31, 2012 and 2011, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2012	2011
Interest income	$11	$23
Equity investment gain[1]	0	10
Foreign currency exchange (losses) gains	(5)	2
Transition services	10	4
Exchange of alternative fuel mixture credits[2]	(15)	0
Other, net	13	(11)

	$14	$28

(1)

For the year ended December 31, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

(2)

In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of alternative fuel mixture credits received from excise tax filings during 2009 and 2010. Refer to discussion of the company’s effective tax rate for 2012 that follows for additional information.

The company’s effective tax rate attributable to continuing operations was 30% for both of the years ended December 31, 2012 and 2011. For both 2012 and 2011, the effective tax rates reflect the mix and level and pre-tax earnings between the company’s domestic and foreign operations. In addition, during the fourth quarter of 2012, the company made the decision to claim $33 million of cellulosic biofuel producer credits (“CBPC”) in 2013 in exchange for the repayment of $15 million of alternative fuel mixture credits (“AFMC”) received from excise tax filings during 2009 and 2010. For the year ended December 31, 2012, a charge of $15 million related to the repayment of AFMC is recorded in other income, net and an income tax benefit of $24 million related to CBPC is reflected within the tax provision. The remaining AFMC available to be repaid is $387 million which would result in $782 million of CBPC benefit; however, the company does not anticipate utilizing the full amount of these credits. The availability of CBPC expires on December 31, 2016; however, the company must submit any claims to the Internal Revenue Service for the exchange of AFMC for CBPC by March 15, 2013. The company is continuing to evaluate whether additional AMFC will be repaid in exchange for CBPC; however, as of February 25, 2013, no decision has been made.

Discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 primarily relate to the spin-off of the Consumer & Office Products business on May 1, 2012, the sale of the Envelope Products business on February 1, 2011, and the sale of the Media and Entertainment Packaging business on September 30, 2010. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments. MWV’s segments are (i) Food and Beverage, (ii) Home, Health and Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

Food & Beverage

	Years ended December 31,
In millions	2012	2011
Sales	$3,105	$3,078
Segment profit[1]	309	312

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Food & Beverage segment were $3.11 billion in 2012 compared to $3.08 billion in 2011. Sales increased in 2012 primarily due to improved pricing and product mix, as well as from volume growth in targeted end market applications, pulp sales, and sales of caps and closures from the acquisition of Polytop in the fourth quarter of 2011. Overall food and beverage packaging volumes declined in 2012 as lower shipments of less differentiated general packaging paperboard more than offset growth in targeted end markets. Beverage packaging continues to be impacted by the ongoing global economic climate, particularly in Europe; however, volumes outperformed industry trends driven by growth in North America and Asia compared to 2011. In food packaging, strong volumes in differentiated frozen food and liquid packaging were more than offset by volume declines in general packaging paperboard, primarily in China, compared to 2011. Sales in 2012 in all food and beverage packaging markets were negatively impacted by $50 million from unfavorable foreign currency exchange compared to 2011.

Profit for the Food & Beverage segment was $309 million in 2012 compared to $312 million in 2011. Profit in 2012 was negatively impacted by $58 million from inflation, primarily higher input costs for certain raw materials and freight, and $37 million from unfavorable foreign currency exchange and other items compared to 2011. Profit in 2012 benefited by $48 million from improved pricing and product mix, $43 million from improved productivity and $1 million from increased volume compared to 2011.

Home, Health & Beauty

	Years ended December 31,
In millions	2012	2011
Sales	$770	$766
Segment profit[1]	35	34

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

Sales for the Home, Health & Beauty segment were $770 million in 2012 compared to $766 million in 2011. Sales increased in 2012 due to volume growth in personal care dispensing and healthcare packaging solutions, as well as from sales of caps and closures from the acquisition of Polytop in the fourth quarter of 2011. These benefits were partially offset by unfavorable foreign currency exchange, contractual resin-based pricing adjustments and lower volumes of home and garden and beauty and personal care folding carton packaging compared to 2011. In personal care dispensing solutions, gains in airless dispensing with major skin care brand owners and fragrance sprayers drove volume growth compared to 2011. In healthcare packaging, volume growth was driven by continued strong demand for the segment’s preservative-free and metered dosage medical pumps. Adherence-enhancing packaging volume declined as part of a planned transition to Shellpak Renew with a major customer. In home and garden packaging, volume declines in North America due to aggressive inventory management actions by a major customer were partially offset by strong trigger sprayer volumes with major homecare brand owners in Europe and Asia.

Profit for the Home, Health & Beauty segment was $35 million in 2012 compared to $34 million in 2011. Profit in 2012 benefited by $6 million from productivity initiatives and overhead reduction actions, $3 million from higher volume and $5 million of other benefits. Profit in 2012 was negatively impacted by $5 million from inflation, $5 million pricing and product mix and $3 million from unfavorable foreign currency exchange compared to 2011.

Industrial

	Years ended December 31,
In millions	2012	2011
Sales	$457	$507
Segment profit[1]	49	80

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. In Brazil, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

Sales for the Industrial segment were $457 million in 2012 compared to $507 million in 2011. In 2012, volume growth within its corrugated packaging solutions for targeted meat, produce and consumer goods markets was more than offset by unfavorable foreign currency exchange, as well as unfavorable pricing and product mix compared to 2011. Despite slower than expected growth in Brazil, the segment’s volumes in 2012 outpaced the overall growth rate of the corrugated industry from its strategy of delivering innovative high-quality solutions to the fastest growing end-markets. The segment also saw modest top-line contribution from Ruby Macons, a leading producer of high-quality corrugated packaging material in India that the company acquired on November 30, 2012.

Profit for the Industrial segment was $49 million in 2012 compared to $80 million in 2011. Profit in 2012 was negatively impacted by $6 million from unfavorable pricing and product mix, $17 million from inflation, primarily higher labor costs, $12 million from unfavorable foreign currency exchange and $18 million from lower productivity and higher expansion expenses compared to 2011. Profit in 2012 benefited by $5 million from higher volumes and $17 million from benefits related to certain non-income tax matters in Brazil and other benefits compared to 2011.

Specialty Chemicals

	Years ended December 31,
In millions	2012	2011
Sales	$940	$811
Segment profit[1]	224	203

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Specialty Chemicals segment were $940 million in 2012 compared to $811 million in 2011. Sales growth in 2012 was driven by continued penetration of developed and emerging markets with the company’s value-added solutions for infrastructure, industrial and energy markets. Increased penetration of higher value pine chemicals end markets of adhesives, asphalt and oilfield services drove pricing and product mix improvement in 2012. These benefits were partially offset by unfavorable foreign currency exchange compared to 2011.

Profit for the Specialty Chemicals segment was $224 million in 2012 compared to $203 million in 2011. Profit in 2012 benefited by $20 million from improved pricing and product mix and $32 million from increased volume compared to 2011. Profit in 2012 was negatively impacted by $15 million from growth investments and lower productivity, $13 million from inflation, primarily higher input costs for certain raw materials and freight, and $3 million from unfavorable foreign currency exchange and other items compared to 2011.

Community Development and Land Management

	Years ended December 31,
In millions	2012	2011
Sales	$193	$161
Segment profit[1]	80	63

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Sales for the Community Development and Land Management segment were $193 million in 2012 compared to $161 million in 2011. The segment sold approximately 48,600 acres for gross proceeds of $99 million in 2012 compared to approximately 30,090 acres for gross proceeds of $73 million in 2011.

Profit was $80 million in 2012 compared to $63 million in 2011. Profit from real estate activities was $62 million in 2012 compared to $54 million in 2011. Profit from forestry operations and leasing activities was $18 million in 2012 compared to $9 million in 2011.

Comparison of Years Ended December 31, 2011 and 2010

Sales were $5.32 billion and $4.95 billion for the years ended December 31, 2011 and 2010, respectively. In 2011, the company benefited from its profitable growth strategies centered on commercial excellence, insights-driven innovation, growth in emerging markets, and expanded participation with new materials and capabilities. Increased sales in 2011 were driven by execution of these profitable growth strategies resulting in improved performance in global markets for food, beverage and tobacco packaging compared to 2010. Sales in 2011 also benefited from higher sales of performance chemicals for inks, adhesives and oilfield drilling markets compared to 2010. Growing participation in emerging markets, such as China and Brazil, continued to produce favorable results with related sales increasing 10% in 2011. Revenues from emerging markets in 2011 comprised about 27% of the company’s total sales. Refer to the individual segment discussion that follows for detailed sales information.

Costs of sales were $4.19 billion and $3.99 billion for the years ended December 31, 2011 and 2010, respectively. In 2011, increased costs due to higher input cost inflation for certain raw materials and freight as well as the impact from foreign currency exchange more than offset the benefits from productivity improvements and overhead cost reductions compared to 2010. In 2011, input costs for energy, raw materials and freight included in cost of sales were $160 million higher compared to 2010.

Selling, general and administrative expenses were $671 million and $599 million for the years ended December 31, 2011 and 2010, respectively. In 2011, benefits from productivity initiatives and overhead reduction actions were more than offset by costs associated with investments in new product development and commercial capabilities, as well as modestly higher inflation compared to 2010.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classifications in the consolidated statements of operations for the years ended December 31, 2011 and 2010 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Year ended December 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$3	$8	$3	$0	$3	$8	$3	$11
Home, Health & Beauty	3	1	4	0	0	0	3	1	4
Industrial	0	1	1	0	0	0	0	1	1
All other(1)	0	6	6	1	7	8	1	13	14

Total charges	$8	$11	$19	$4	$7	$11	$12	$18	$30

(1)	Includes $7 million related to employee relocation costs.

Year ended December 31, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$27	$5	$32	$5	$0	$5	$32	$5	$37
Home, Health & Beauty	(1)	1	0	2	0	2	1	1	2
Industrial	0	0	0	3	0	3	3	0	3
All other(1)	0	5	5	(1)	5	4	(1)	10	9

Total charges	$26	$11	$37	$9	$5	$14	$35	$16	$51

(1)	Includes $5 million related to employee relocation costs.

Pension income was $82 million and $83 million for the years ended December 31, 2011 and 2010, respectively. Pension income is included in Corporate and Other for segment reporting purposes.

Interest expense was $165 million for the year ended December 31, 2011 and was comprised of $133 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $21 million related to borrowings under life insurance policies and $9 million related to other borrowings. Interest expense was $170 million for the year ended December 31, 2010 and was comprised of $138 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $20 million related to borrowings under life insurance policies and $10 million related to other borrowings.

Other income, net was $28 million and $8 million for the years ended December 31, 2011 and 2010, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2011	2010
Interest income	$23	$17
Charges from early extinguishments of debt	0	(6)
Equity investment gain[1]	10	0
Foreign currency exchange gains (losses)	2	(3)
Transition services	4	0
Other, net	(11)	0

	$28	$8

(1)

For the year ended December 31, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

The company’s effective tax rate attributable to continuing operations was 30% and 5% for the years ended December 31, 2011 and 2010, respectively. The higher effective tax rate in 2011 compared to 2010 was primarily due to the mix and levels of pre-tax earnings between the company’s domestic and foreign operations and the effects from certain items in 2010 including tax benefits from CBPC and tax benefits from an internal reorganization of a domestic entity.

Discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009 primarily relate to the spin-off of the Consumer and Office products business on May 1, 2012, the sale of the Envelope Products business on February 1, 2011, and the sale of the Media and Entertainment Packaging business on September 30, 2010. Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments.

Food & Beverage

	Years ended December 31,
In millions	2011	2010
Sales	$3,078	$2,887
Segment profit[1]	312	247

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Food & Beverage segment were $3.08 billion in 2011 compared to $2.89 billion in 2010. Sales increased in 2011 due to improved pricing and product mix, particularly for products serving global food, beverage and tobacco markets, as well as from favorable foreign currency exchange compared to 2010. In 2011, revenue from emerging markets increased 17% driven by volume growth in food, beverage and liquid packaging applications in Asia compared to 2010. In 2011, total paperboard shipments decreased modestly compared to 2010; however, the segment continued to outperform in targeted global food and beverage markets, as volumes in those markets outpaced industry trends and helped offset weaker volumes in general packaging compared to 2010.

Profit for the Food & Beverage segment was $312 million in 2011 compared to $247 million in 2010. Profit in 2011 benefited by $155 million from improved pricing and product mix, $55 million from productivity initiatives driving reductions in both input and fixed costs, $7 million from favorable foreign currency exchange and $3 million from increased volumes compared to 2010. Profit in 2011 was negatively impacted by $111 million from inflation, primarily higher input costs for certain raw materials and freight, and $44 million from market and maintenance-related downtime compared to 2010.

Home, Health & Beauty

	Years ended December 31,
In millions	2011	2010
Sales	$766	$751
Segment profit[1]	34	51

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Home, Health & Beauty segment were $766 million in 2011 compared to $751 million in 2010. Sales increased in 2011 as improved pricing and product mix, favorable foreign currency exchange and the impact of the 2010 acquisition of Spray Plast within the home and garden market more than offset overall volume declines compared to 2010. Inventory management actions by customers and global macroeconomic conditions negatively impacted overall volumes in the home and garden and beauty and personal care markets in North America and Europe.

Profit for the Home, Health & Beauty segment was $34 million in 2011 compared to $51 million in 2010. Profit in 2011 benefited by $16 million from improved pricing and product mix and $7 million from productivity initiatives and overhead reduction actions and $4 million of favorable foreign currency exchange and other items compared to 2010. Profit in 2011 was negatively impacted by $32 million from inflation, primarily higher input costs for certain raw materials and freight, and $12 million from lower volume compared to 2010.

Industrial

	Years ended December 31,
In millions	2011	2010
Sales	$507	$468
Segment profit[1]	80	84

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Industrial segment were $507 million in 2011 compared to $468 million in 2010. In 2011, benefits from improvements in product mix and favorable foreign currency exchange more than offset the impact from lower overall volumes compared to 2010.

Profit for the Industrial segment was $80 million in 2011 compared to $84 million in 2010. Profit in 2011 benefited by $36 million from improved pricing and product mix and $5 million from favorable foreign currency exchange and other items compared to 2010. Profit in 2011 was negatively impacted by $20 million from inflation, primarily higher labor costs, $20 million from lower productivity and expansion expenses and $5 million from lower volume compared to 2010.

Specialty Chemicals

	Years ended December 31,
In millions	2011	2010
Sales	$811	$680
Segment profit[1]	203	141

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Community Development and Land Management

	Years ended December 31,
In millions	2011	2010
Sales	$161	$168
Segment profit[1]	63	67

(1)	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations, current cash levels and other sources of currently available liquidity are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2013. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents totaled $663 million at December 31, 2012, of which 76% was held in the U.S. with the remaining portions of 11% in Europe, 6% in Brazil and 7% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with the majority of its cash equivalents invested in U.S. government securities. Of the company’s cash and cash equivalents held in Europe, approximately 67% were invested in U.S. government securities at December 31, 2012.

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

Operating activities

Cash provided by operating activities from continuing operations was $339 million in 2012, compared to $479 million in 2011 and $443 million in 2010. The decrease in cash flow in 2012 compared to 2011 was primarily attributable to increased working capital usage including higher prepaid taxes related to the company’s capacity expansion in Brazil, increased payments to settle legacy environmental and legal matters, as well as higher year-end inventory levels compared to 2011. The increase in cash flow in 2011 compared to 2010 was primarily attributable to higher earnings. Cash provided by operating activities from discontinued operations was $99 million in 2012, $81 million in 2011, and $103 million in 2010.

Refer to Note R of Notes to Consolidated Financial Statements included in Part II, Item 8 for information regarding discontinued operations.

Investing activities

Cash used in investing activities from continuing operations was $738 million in 2012, compared to $676 million in 2011 and $266 million in 2010. Cash used in investing activities from continuing operations in 2012 was driven by capital expenditures of $656 million, payments for acquired businesses (net of cash acquired) of $101 million, and contributions to joint ventures of $13 million, offset in part by proceeds from dispositions of assets of $29 million and other sources of funds of $3 million. Cash used in investing activities from continuing operations in 2011 was driven by capital expenditures of $655 million, payments for acquired businesses (net of cash acquired) of $70 million, and contributions to joint ventures of $7 million, offset in part by proceeds from dispositions of assets of $56 million. Cash used in investing activities from continuing operations in 2010 was driven by capital expenditures of $229 million, payments for acquired businesses (net of cash acquired) of $49 million, contributions to joint ventures of $9 million and other uses of funds of $10 million, offset in part by proceeds from dispositions of assets of $31 million. Cash used in investing activities from discontinued operations was $61 million in 2012 compared to cash provided by investing activities from discontinued operation of $33 million in 2011 and $46 million in 2010. Cash used in investing activities from discontinued operations was driven primarily by cash deposits totaling $59 million held by the Consumer & Office Products business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012. Cash flows provided by discontinued operations in 2011 and 2010 primarily relate to proceeds received from dispositions of certain businesses.

In 2012, capital spending associated with the expansion of the corrugated packaging business in Brazil was $243 million and capital spending associated with the construction of a new biomass boiler at the Covington paperboard mill was $131 million.

Total capital spending in 2013 is expected to range from $475 million to $525 million. In 2013, capital spending associated with the construction of the biomass boiler at the Covington paperboard mill is expected to be about $100 million. The remaining capital spending associated with the expansion of the corrugated packaging business in Brazil is not expected to be significant in 2013. Capital spending related to certain growth and productivity initiatives, as well as maintenance capital and environmental compliance is expected to range from $375 million to $425 million in 2013.

Financing activities

Cash provided by financing activities from continuing operations was $378 million in 2012, compared to cash used in financing activities from continuing operations of $25 million in 2011 and $377 million in 2010.

Cash provided by financing activities from continuing operations in 2012 included proceeds from debt instruments totaling $460 million received in connection with the spin-off of the Consumer & Office Products business. Prior to the effective time of the spin-off, the company received debt proceeds of $460 million from third-party financing. The associated obligation totaling $460 million was included in the net assets of the disposal group representing the Consumer & Office Products business pursuant to the spin-off.

Cash provided by financing activities from continuing operations in 2012 also included proceeds from the issuance of long-term debt of $357 million, proceeds from the exercises of stock options of $61 million, and other sources of funds of $4 million, offset in part by repayment of long-term debt of $327 million, dividend payments of $173 million and net repayments of notes payable and other short-term borrowings of $4 million. Cash used in financing activities from continuing operations in 2011 was driven by dividend payments of $170 million and repayment of long-term debt of $42 million, offset in part by proceeds from issuance of long-term debt of $113 million, proceeds from the exercises of stock options of $38 million, proceeds from notes payable and other short-term borrowings of $32 million and other sources of funds of $4 million. Cash used in financing activities from continuing operations in 2010 was driven by dividend payments of $160 million, repayment of long-term debt of $132 million, repurchases of MeadWestvaco common stock of $91 million, payments of notes payable and short-term borrowings of $1 million and other uses of funds of $1 million, offset in part by proceeds from other sources of funds of $8 million. There was no cash used in or provided by financing activities from discontinued operations compared to cash used in financing activities from discontinued operations of $1 million in 2011 and $2 million in 2010.

In connection with the company’s expansion in Brazil, the company has a bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$268 million (U.S. Dollar equivalent of approximately $131 million) was drawn under this facility at December 31, 2012. The company expects total borrowings from this facility to be R$280 million (U.S. Dollar equivalent of approximately $137 million) upon completion of funding qualifying equipment purchases.

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility (replacing a previous credit facility with a $600 million capacity) and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017. The principal purpose of the New Credit Facilities is to obtain funds for general corporate purposes. The company borrowed $250 million on July 27, 2012 from the term loan facility bearing interest at a rate approximating LIBOR plus a margin. The company is using these funds to complete certain capital projects and to invest in its profitable growth initiatives. The $600 million revolving credit facility was undrawn at December 31, 2012. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% and 40% at December 31, 2012 and 2011, respectively.

On January 28, 2013, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share, as well as provided the company with authorization to repurchase 5 million shares of the company’s common stock. The company plans to make any stock purchases opportunistically.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, as well as for raw materials and freight, increased in 2012 compared to 2011. During 2012, pre-tax input costs of energy, raw materials and freight were $58 million higher than in 2011 on a continuing operations basis. During 2011, pre-tax input costs of energy, raw materials and freight were $160 million higher than in 2010 on a continuing operations basis.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $45 million and $65 million in environmental capital expenditures in 2013 and 2014, respectively. Approximately $48 million was spent on environmental capital projects in 2012. Included in the 2013 and 2014 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2013 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company.

The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities at December 31, 2012 by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2012, there were approximately 515 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2012, the company had recorded litigation liabilities of approximately $38 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2012, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in Note G and Note I of Notes to Consolidated Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The company has included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligations.

	Payments due by period
In millions	Total	Less than 1 year 2013	1-3 years 2014 and 2015	3-5 years 2016 and 2017	More than 5 years 2018 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$2,013	$61	$85	$391	$1,476
Interest on debt(1)	1,925	137	270	255	1,263
Capital lease obligations(2)	299	11	20	18	250
Operating leases	325	51	76	59	139
Purchase obligations	1,254	1,064	124	56	10
Other long-term obligations(3) (4)	934	122	240	161	411

Total	$6,750	$1,446	$815	$940	$3,549

(1)

Amounts are based on weighted-average interest rates of 7.7% for the company’s fixed-rate long-term debt and 1.5% for the company’s variable rate debt for 2013. The weighted-average interest rates for 2014 and thereafter, are 7.5% for the company’s fixed rate debt and 1.8% for the company’s variable rate debt. See related discussion in Note G of Notes to Consolidated Financial Statements included in Part II, Item 8.

(2)	Amounts include both principal and interest payments.
(3)	Total excludes a $338 million liability that is non-recourse to MeadWestvaco. See related discussion in Note E of Notes to Consolidated Financial Statements included in Part II, Item 8.
(4)

Total excludes $259 million of unrecognized tax benefits and $101 million of related accrued interest and penalties at December 31, 2012 due to the uncertainty of timing of payment. See Note O of Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.

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

On January 15, 2013, the company announced a program that will allow vested former employees who terminated service with the company on or before November 30, 2012 to receive their pension benefit in a single lump sum to be funded from assets included in the domestic plans. The voluntary program has been offered to about 20,000 former employees who will have between February 15 and April 15, 2013 to make their election. The company expects the initiative to reduce pension obligations and administrative costs and will not have a significant impact on ongoing pension income and the funding status of the domestic plans.

In 2012, the company recorded pre-tax pension income from continuing operations of $69 million, compared to $82 million in 2011 and $83 million in 2010. The company currently estimates pre-tax pension income in 2013 to be approximately $82 million before the impacts from settlements and curtailments. This estimate assumes a long-term rate of return on plan assets of 7.6%, and a discount rate of 4.10% for the U.S. plans. The company determined the discount rate for the U.S. plans by referencing the Aon Hewitt Aa Only Above Median curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2013 would change by approximately $19 million. Similarly, if the discount rate were to change by 0.5%, annual pension income in 2013 would change by approximately $11 million.

At December 31, 2012, the aggregate value of pension fund assets had increased to $4.3 billion from $4.0 billion at December 31, 2011, reflecting overall favorable equity and fixed income market performance during 2012. For further details regarding pension fund assets, see Note L of Notes to Consolidated Financial Statements included in Part II, Item 8.

Prior service cost and unrecognized actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 11 years for the bargained and salaried retirement plans, and about 5 years for the postretirement benefit plan, and are a component of accumulated other comprehensive loss. Prior service cost and unrecognized actuarial gains and losses associated with the Envelope Products salaried plan are being amortized over the average remaining life expectancy of the plan participants of about 25 years. The Envelope Products salaried plan was retained by the company post sale of the Envelope Products business.

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

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change. As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets as of October 1, 2012, there was no indication of impairment.

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

In applying the income approach in assessing goodwill for impairment, changes in assumptions could materially affect the determination of fair value for a reporting unit. Although our fair value estimates of the company’s reporting units under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. The following are key assumptions to our income approach:

•

Business projections – Projections are based on three-year forecasts that are developed internally by management and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

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

Based on the company’s annual review of recorded goodwill at October 1, 2012, there was no indication of impairment. The Home & Beauty reporting unit included within the Home, Health and Beauty reporting segment had $338 million of goodwill, as well as an indefinite-lived trade name asset with a carrying value of $94 million at December 31, 2012. The estimated fair value of this reporting unit exceeded its carrying value by approximately 20% at December 31, 2012, representing the lowest headroom coverage of the company’s reporting units. Holding other valuation assumptions constant, it would take a downward shift in operating profits of more than 20% from projected levels before the fair value of the Home & Beauty reporting unit would be below its carrying value, thereby triggering the requirement to perform further analysis which may indicate potential goodwill impairment. Different assumptions regarding projected performance and other factors associated with this reporting unit could result in significant non-cash impairment charges in the future.

See Note D of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information regarding goodwill.

Revenue recognition: We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (free on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue, which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. Sales of landholdings are included in net sales in the consolidated statements of operations to reflect the strategic view and structure of the operations of the Community Development and Land Management segment.

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

NEW ACCOUNTING GUIDANCE

In January 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2012, the FASB issued new guidance regarding the testing of indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible is impaired as a basis to determining whether it is necessary to perform the required annual impairment test. This accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The company adopted the above provisions for its annual test of indefinite-lived intangible assets performed in 2012. The impact of adoption did not have an effect on the company’s consolidated financial statements.

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

In January 2012, the company adopted new accounting guidance regarding amendments to certain provisions of ASC 820 Fair Value Measurement. These provisions change key principles or requirements for measuring fair value and clarify the FASB’s intent regarding application of existing requirements and impact required disclosures. The impact of adoption did not have an effect on the company’s consolidated financial statements.

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

There were no other accounting standards issued in 2012 that had or are expected to have a material impact on the company’s financial position or results of operations.

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. There were no outstanding interest-rate swaps at December 31, 2012 and 2011. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 32% of its 2012 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2012 and 2011, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

The company also issues inter-company loans to and receives foreign cash deposits from its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates for the inter-company loans and changes in spot exchange rates from deposit date for foreign cash deposits. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s foreign exchange derivative instruments at December 31, 2012, a 10% adverse change in currency rates would result in about an $8 million loss. Although the company’s derivative and other foreign currency sensitive instruments expose it to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Richmond, Virginia

February 25, 2013

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2012	2011	2010
Net sales	$5,459	$5,318	$4,946
Cost of sales	4,329	4,193	3,986
Selling, general and administrative expenses	683	671	599
Interest expense	155	165	170
Other income, net	(14)	(28)	(8)

Income from continuing operations before income taxes	306	317	199
Income tax provision	91	96	9

Income from continuing operations	215	221	190
(Loss) income from discontinued operations, net of income taxes	(7)	29	(80)

Net income	208	250	110

Less: Net income attributable to non-controlling interests, net of income taxes	3	4	4

Net income attributable to the company	$205	$246	$106

Income from continuing operations attributable to the company	$212	$217	$186

Net income attributable to the company per share – basic:
Income from continuing operations	$1.22	$1.27	$1.09
(Loss) income from discontinued operations	(0.04)	0.18	(0.47)

Net income attributable to the company	$1.18	$1.45	$0.62

Net income attributable to the company per share – diluted:
Income from continuing operations	$1.20	$1.25	$1.08
(Loss) income from discontinued operations	(0.04)	0.17	(0.46)

Net income attributable to the company	$1.16	$1.42	$0.62

Shares used to compute net income attributable to the company per share:

Basic	173.8	170.4	170.3
Diluted	177.2	174.1	172.7

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2012	2011	2010

Net income	$208	$250	$110

Other comprehensive income (loss), net of tax:
Foreign currency translation	(25)	(112)	(25)
Adjustments related to pension and other benefit plans	102	(138)	16
Net unrealized gain (loss) on derivative instruments	4	(5)	0

Other comprehensive income (loss), net of tax	81	(255)	(9)

Comprehensive income (loss)	289	(5)	101
Less: comprehensive income attributable to non-controlling interests	3	4	4

Comprehensive income (loss) attributable to the company	$286	$(9)	$97

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2012	2011
ASSETS
Cash and cash equivalents	$663	$656
Accounts receivable, net	607	591
Inventories	661	579
Other current assets	135	74
Current assets of discontinued operations	0	353

Current assets	2,066	2,253

Property, plant, equipment and forestlands, net	3,740	3,442

Prepaid pension asset	1,258	969
Goodwill	719	668
Other assets	1,125	1,122
Non-current assets of discontinued operations	0	356

	$8,908	$8,810

LIABILITIES AND EQUITY
Accounts payable	$597	$601
Accrued expenses	446	496
Notes payable and current maturities of long-term debt	63	254
Current liabilities of discontinued operations	0	135

Current liabilities	1,106	1,486

Long-term debt	2,100	1,880
Other long-term obligations	1,298	1,244
Deferred income taxes	1,026	952
Non-current liabilities of discontinued operations	0	47

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2012 – 175,437,280 (2011 – 170,870,154)	2	2
Additional paid-in capital	3,234	3,153
Retained earnings	308	292
Accumulated other comprehensive loss	(184)	(265)

Total shareholders’ equity	3,360	3,182
Non-controlling interests	18	19

Total equity	3,378	3,201

	$8,908	$8,810

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income ( loss)
Balance at December 31, 2009	171.3	$2	$3,130	$275	$(1)	$17	$3,423
Net income	0	0	0	106	0	4	110
Other comprehensive loss, net of tax	0	0	0	0	(9)	0	(9)
Dividends declared	0	0	0	(162)	0	0	(162)
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Stock repurchased	(3.9)	0	(92)	0	0	0	(92)
Share-based employee compensation	0.4	0	30	0	0	0	30
Exercise of stock options	0.5	0	7	0	0	0	7

Balance at December 31, 2010	168.3	2	3,075	219	(10)	20	3,306
Net income	0	0	0	246	0	4	250
Other comprehensive loss, net of tax	0	0	0	0	(255)	0	(255)
Dividends declared	0	0	0	(173)	0	0	(173)
Non-controlling interest distribution	0	0	0	0	0	(5)	(5)
Share-based employee compensation	0.6	0	38	0	0	0	38
Exercise of stock options	2.0	0	40	0	0	0	40

Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201
Net income	0	0	0	205	0	3	208
Other comprehensive income, net of tax	0	0	0	0	81	0	81
Dividends declared	0	0	0	(174)	0	0	(174)
Non-controlling interest distribution	0	0	0	0	0	(4)	(4)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	14	0	0	0	14
Exercise of stock options	3.2	0	71	0	0	0	71
Spin-off of C&OP business	0	0	0	(15)	0	0	(15)

Balance at December 31, 2012	175.4	$2	$3,234	$308	$(184)	$18	$3,378

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2012	2011	2010
Cash flows from operating activities
Net income	$208	$250	$110
Discontinued operations	7	(29)	80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	372	367	360
Deferred income taxes	4	40	(12)
Loss on sales of assets, net	1	2	2
Pension income	(69)	(82)	(83)
Appreciation in cash surrender value insurance policies	(37)	(22)	(31)
Impairment of long-lived assets	2	5	7
Change in alternative fuel mixture credit receivable	0	0	32
Changes in working capital, excluding the effects of acquisitions and dispositions	(156)	(35)	(31)
Other, net	7	(17)	9

Net cash provided by operating activities of continuing operations	339	479	443
Discontinued operations	99	81	103

Net cash provided by operating activities	438	560	546

Cash flows from investing activities
Capital expenditures	(656)	(655)	(229)
Payments for acquired businesses, net of cash acquired	(101)	(70)	(49)
Proceeds from dispositions of assets	29	56	31
Contributions to joint ventures	(13)	(7)	(9)
Other, net	3	0	(10)
Discontinued operations	(61)	33	46

Net cash used in investing activities	(799)	(643)	(220)

Cash flows from financing activities
Proceeds from debt instruments related to C&OP business spin-off	460	0	0
Proceeds from issuance of long-term debt	357	113	2
Repayment of long-term debt	(327)	(42)	(132)
Changes in notes payable and other short-term borrowings, net	(4)	32	(1)
Dividends paid	(173)	(170)	(160)
Proceeds from exercises of stock options	61	38	6
Stock repurchases	0	0	(91)
Other, net	4	4	(1)
Discontinued operations	0	(1)	(2)

Net cash provided by (used in) financing activities	378	(26)	(379)

Effect of exchange rate changes on cash	(10)	(25)	(7)

Increase (decrease) in cash and cash equivalents	7	(134)	(60)

Cash and cash equivalents:
At beginning of period	656	790	850

At end of period	$663	$656	$790

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

On May 1, 2012, MeadWestvaco completed the spin-off of its Consumer & Office Products (“C&OP”) business and subsequent merger of that business with ACCO Brands Corporation. The C&OP business is presented as discontinued operations in these consolidated financial statements. Refer to Note R for further discussion.

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

Accounts receivable and allowance for doubtful accounts: Trade accounts receivable are recorded at the invoice amount and generally do not bear interest. The allowance for doubtful accounts is the company’s best estimate of the amount of probable loss in the existing accounts receivable. The company determines the allowance based on historical write-off experience by business. Past due balances over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance when it is probable that the receivable will not be recovered.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets as of October 1, 2012, there was no indication of impairment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following are key assumptions to the company’s income approach:

•

Business projections – Projections are based on three-year forecasts that are developed internally by management and reviewed by the company’s Board of Directors. These projections include significant assumptions such as estimates of future revenues, profits, working capital requirements, operating plans, costs of restructuring actions and capital expenditures. Assumptions surrounding macro-economic data and estimates include industry projections, inflation, foreign currency exchange rates and costs of energy, raw materials and freight.

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

Based on the company’s annual review of recorded goodwill at October 1, 2012, there was no indication of impairment. See Note D for further information regarding goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and development: Included in cost of sales and selling, general and administrative expenses are expenditures for research and development of $45 million, $46 million and $39 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were expensed as incurred.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For the years ended December 31, 2012, 2011, and 2010, 2.1 million, 4.1 million and 7.9 million of equity awards, respectively, were excluded from the calculation of weighted average shares outstanding, as the exercise price per share was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant.

New accounting guidance

In January 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. These provisions are effective for fiscal and interim periods beginning after December 15, 2012. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2012, the FASB issued new guidance regarding the testing of indefinite-lived intangible assets for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible is impaired as a basis to determining whether it is necessary to perform the required annual impairment test. This accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, early adoption is permitted. The company adopted the above provisions for its annual test of indefinite-lived intangible assets performed in 2012. The impact of adoption did not have an effect on the company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2012, the company adopted new accounting guidance regarding amendments to certain provisions of ASC 820 Fair Value Measurement. These provisions change key principles or requirements for measuring fair value and clarify the FASB’s intent regarding application of existing requirements and impact required disclosures. The impact of adoption did not have an effect on the company’s consolidated financial statements.

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

There were no other accounting standards issued in 2012 that had or are expected to have a material impact on the company’s financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at December 31, 2012 and 2011, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during 2012 and 2011.

In millions	December 31, 2012	Level 1(1)	Level 2(2)	Level 3(3)
Recurring fair value measurements:
Derivatives-assets(a)	$3	$0	$3	$0
Derivatives-liabilities(a)	(8)	0	(8)	0
Cash equivalents	564	564	0	0

Pension plan assets:
Equity investments(b)	$613	$601	$12	$0
Preferred stock(b)	4	3	1	0
Government securities(c)	1,034	89	940	5
Corporate debt investments(d)	850	0	847	3
Derivatives(e)	20	0	10	10
Partnerships and joint ventures(g)	225	0	0	225
Real estate(h)	46	5	0	41
Common collective trust(f)	1,270	0	1,270	0
Registered investment companies(f)	64	2	62	0
103-12 investment entities(f)	251	0	251	0
Other pension (payables) receivables(b)	(59)	(61)	0	2

Total pension plan assets	$4,318	$639	$3,393	$286

	December 31, 2011	Level 1(1)	Level 2(2)	Level 3(3)
Recurring fair value measurements:
Derivatives-assets(a)	$0	$0	$0	$0
Derivatives-liabilities(a)	(19)	0	(19)	0
Cash equivalents	549	549	0	0

Pension plan assets:
Equity investments(b)	$524	$514	$10	$0
Preferred stock(b)	4	3	1	0
Government securities(c)	989	82	904	3
Corporate debt investments(d)	774	0	768	6
Derivatives(e)	69	0	0	69
Partnerships and joint ventures(g)	209	0	0	209
Real estate(h)	46	0	0	46
Common collective trust(f)	1,093	60	1,033	0
Registered investment companies(f)	46	0	46	0
103-12 investment entities(f)	259	0	259	0
Other pension (payables) receivables(b)	(16)	(38)	0	22

Total pension plan assets	$3,997	$621	$3,021	$355

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(a)

Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as NYMEX natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)

Equity investments, preferred stock, and other pension (payables) receivables are valued using quoted market prices multiplied by the number of shares owned. Dealer quotes are used for less liquid markets. Valuation models with market inputs are used for securities that do not trade in transparent markets. The other pension (payables) receivables that are classified as Level 3 investments are valued using contract value which approximates fair value and include unobservable inputs such as illiquidity.

(c)

Government securities include treasury and agency debt. The Level 2 investments are valued using a broker quote in an active market. The Level 3 investments include unobservable inputs that are valued using third-party pricing information without adjustments.

(d)

The corporate debt investments category is primarily comprised of U.S. dollar denominated investment grade and non-investment grade securities. It also includes investments in non-U.S. dollar denominated corporate debt securities issued in both developed and emerging markets. Corporate debt investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and inactive markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The Level 3 investments include unobservable inputs that are valued using third-party pricing information without adjustments.

(e)

The plan’s derivative investments are forward contracts on foreign currencies, interest rate swaps, swaptions, and options on Treasury bonds. These investments are mainly traded in over-the-counter markets. The Level 2 investments are valued using models with market inputs such as dealer quoted interest rates and exchange rates. The Level 3 investments are valued based on the Black Scholes Option Pricing Model.

(f)

Common collective trusts, registered investment companies, and 103-12 investment entities are commingled funds for which there is no exchange quoted price. These commingled funds are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. The funds invest mainly in liquid, transparent markets such as domestic and international equities, U.S. government bonds, and corporate bonds.

(g)

Partnerships and joint ventures are commingled investments. The plan owns interests in limited partnerships or funds rather than direct investments in the underlying asset classes such as real estate. Valuation is based on input from the general partner if no independent source is available. The valuation policies of the general partner are in compliance with accounting standards and the partnerships are audited by nationally recognized auditors. Various valuation techniques and inputs are considered in valuing private portfolio investments, including EBITDA multiples in other comparable third-party transactions, price to earnings ratios, market conditions, liquidity, current operating results, and other pertinent information.

(h)

Real estate investments are commingled investments. The fair values of the real estate partnerships are determined based on a combination of third party appraisals, discounted present value of estimated future cash flows, replacement cost, and comparable market prices.

While the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value as of the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information is presented for those assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012 and 2011:

In millions	Government securities	Corporate debt investments	Derivatives	Partnerships and joint ventures	Real estate	Other pension receivables and payables	Total
December 31, 2010	$11	$12	$0	$133	$53	$22	$231
Purchases	1	2	14	86	3	1	107

Sales	(5)	(6)	(23)	(25)	(20)	(1)	(80)
Realized gains (losses)	0	0	10	1	(6)	(1)	4
Unrealized (losses) gains	(1)	0	68	14	16	1	98
Transfers (out) in of Level 3	(3)	(2)	0	0	0	0	(5)

December 31, 2011	$3	$6	$69	$209	$46	$22	$355
Purchases	1	1	12	51	27	0	92
Sales	(2)	(2)	(68)	(43)	(35)	0	(150)
Realized gains (losses)	0	0	57	1	0	0	58
Unrealized gains (losses)	1	0	(54)	7	3	0	(43)
Transfers in (out) of Level 3	2	(2)	(6)	0	0	(20)	(26)

December 31, 2012	$5	$3	$10	$225	$41	$2	$286

At December 31, 2012, the book value of financial instruments included in debt is $2.1 billion and the fair value is estimated to be $2.6 billion. The difference between book value and fair value is derived from the difference between the December 31, 2012 market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. This fair value measurement is classified as Level 2.

B.	Current assets

Cash equivalents of $564 million and $549 million at December 31, 2012 and 2011, respectively, are valued at cost, which approximates fair value. As of December 31, 2012 and 2011, the majority of the company’s cash equivalents were invested in U.S. government securities. Trade receivables have been reduced by an allowance for doubtful accounts of $15 million at both December 31, 2012 and 2011. Receivables also include $69 million and $71 million from sources other than trade at December 31, 2012 and 2011, respectively. At December 31, 2012 and 2011, other current assets include $109 million and $69 million of prepaid expenses, respectively. Inventories at December 31, 2012 and 2011 are comprised of:

	December 31,
In millions	2012	2011
Raw materials	$158	$156
Production materials, stores and supplies	97	85
Finished and in-process goods	406	338

	$661	$579

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximately 59% of inventories at December 31, 2012 and 2011 are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $831 million and $742 million at December 31, 2012 and 2011, respectively. The effects of LIFO layer decrements were not significant to the consolidated statements of operations for the years ended December 31, 2012 and December 31, 2011. The effect of LIFO layer decrements was a decrease of $0.01 to earnings per share for the year ended December 31, 2010.

C.	Property, plant, equipment and forestlands

Depreciation and depletion expense for the years ended December 31, 2012, 2011 and 2010 was:

In millions	2012	2011	2010

Depreciation and depletion expense	$306	$301	$293

Property, plant, equipment and forestlands consist of the following:

	December 31,
In millions	2012	2011
Land and land improvements	$276	$250
Buildings and leasehold improvements	901	756
Machinery and other	5,517	5,145

	6,694	6,151
Less: accumulated depreciation	(3,821)	(3,579)

	2,873	2,572
Forestlands	333	352
Construction-in-progress	534	518

	$3,740	$3,442

D.	Goodwill and other intangible assets

Goodwill allocated to each of the company’s segments at December 31, 2012 and 2011 was:

	December 31,
In millions	2012	2011
Food & Beverage	$276	$276
Home, Health & Beauty	383	382
Industrial	46	0
Specialty Chemicals	14	10

Total	719	668
Discontinued operations	0	164

	$719	$832

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

In millions	2012	2011
Beginning balance	$832	$812
Goodwill acquired during the year[1]	50	30
Goodwill related to the spin-off of C&OP	(164)	0
Adjustments[2]	1	(10)

Ending balance[3]	$719	$832

Accumulated impairment losses:
Beginning balance	$(7)	$(7)
Impairment losses	0	0

Ending balance	$(7)	$(7)

[1]

Goodwill acquired in 2012 relates to the company’s fourth quarter of 2012 acquisitions of a corrugated paperboard manufacturer located in India and of the remaining 50% interest in a producer of oleochemicals-based products in Brazil. Goodwill acquired in 2011 relates to the company’s fourth quarter of 2011 acquisition of a dispensing closures manufacturer. See Note Q for further discussion.

[2]	Represents foreign currency translations and tax adjustments.
[3]	As of December 31, 2011, $164 million of goodwill related to discontinued operations.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2012		December 31, 2011
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$28	$17	$26	$16
Customer contracts and lists	261	94	257	77
Patents	60	44	60	40
Other – primarily licensing rights	15	8	12	9

	$364	$163	$355	$142

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	December 31, 2012	December 31, 2011
Trademarks and trade names	$94	$93

Amortization expense relating to intangible assets subject to amortization for the years ended December 31, 2012, 2011 and 2010 was:

In millions	2012	2011	2010

Intangible amortization expense	$23	$23	$21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows:

In millions	2013	2014	2015	2016	2017

Estimated intangible amortization expense	$25	$24	$19	$19	$18

E.	Other assets

Other assets consist of the following:

	December 31,
In millions	2012	2011
Identifiable intangible assets, net	$295	$306
Restricted asset [1]	398	398
Cash surrender value of life insurance, net of borrowings	166	155
Capitalized software, net	60	57
Equipment leased to customers, net	72	71
Other	134	135

	$1,125	$1,122

[1]

As part of the consideration for the sale of certain large-tract forestlands in 2007, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London Interbank Offered Rate (“LIBOR”). In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. The $338 million non-recourse liability is included in other long-term obligations in the consolidated balance sheets at December 31, 2012 and 2011.

F.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
In millions	2012	2011
Accounts payable:
Trade	$552	$556
Other	45	45

	$597	$601

Accrued expenses:
Taxes, other than income	$28	$46
Interest	56	60
Payroll and employee benefit costs	192	206
Accrued rebates and allowances	17	18
Environmental and litigation	19	43
Income taxes payable	8	21
Freight	12	6
Restructuring charges	12	10
Other	102	86

	$446	$496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

G.	Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consist of the following:

	December 31,
In millions	2012	2011
Other short-term borrowings	$29	$30
Current maturities of long-term debt and capital lease obligations	34	224

	$63	$254

On January 30, 2012, MeadWestvaco entered into a new $600 million five-year revolving credit facility (replacing a previous credit facility with a $600 million capacity) and a new $250 million five-year term loan facility (collectively the “New Credit Facilities”) with a syndicate of banks. The New Credit Facilities are scheduled to expire on January 30, 2017. The principal purpose of the New Credit Facilities is to obtain funds for general corporate purposes. The company borrowed $250 million on July 27, 2012 from the term loan facility bearing interest at a rate approximating LIBOR plus a margin. The company is using these funds to complete certain capital projects and to invest in its profitable growth initiatives. The $600 million revolving credit facility was undrawn at December 31, 2012. The New Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company is in compliance.

In connection with the company’s expansion in Brazil, the company has a bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Principal payments will commence in 2013 with final maturity in 2020. Approximately R$268 million (U.S. Dollar equivalent of approximately $131 million) was drawn under this facility at December 31, 2012. The company expects total borrowings from this facility to be R$280 million (U.S. Dollar equivalent of approximately $137 million) upon completion of funding qualifying equipment purchases.

Prior to the effective time of the spin-off of the C&OP business, the company received debt proceeds of $460 million from third-party financing. The associated obligation totaling $460 million was included in the net assets of the disposal group representing the C&OP business pursuant to the spin-off. Refer to Note R for further discussion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt consists of the following:

	December 31,
In millions	2012	2011
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,181	$1,181
Notes, rate of 7.38%, due 2019	249	471
Term loan facility, rate of LIBOR plus 1.175%, due 2013-2017	244	0
BNDES notes, rate of 5.50%, due 2013-2020	131	97
Sinking fund debentures, rates from 7.50% to 7.65%, due 2016-2027	172	202
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 6.35%, due 2035	0	51
Industrial Development Revenue Bonds, rate 6.10%, due 2030	0	7
Industrial Development Revenue Bonds, rate 4.125%, due 2035	51	0
Industrial Development Revenue Bonds, rate 3.625%, due 2030	7	0
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	5	2
Other long-term debt	8	7

	2,134	2,104
Less: amounts due within one year	(34)	(224)

Long-term debt	$2,100	$1,880

As of December 31, 2012, outstanding debt maturing in the next five years is as follows:

In millions	2013	2014	2015	2016	2017

Outstanding debt maturities	$61	$42	$44	$51	$340

As of December 31, 2012, capital lease obligations maturing in the next five years are as follows:

In millions	2013	2014	2015	2016	2017

Capital lease obligation maturities	$2	$1	$1	$1	$0

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.6% for 2012 and 2011. The weighted average interest rate on the company’s variable-rate long term debt was 1.4% during 2012. The company did not have any outstanding variable-rate long-term debt during 2011.

The percentage of debt to total capital (shareholders’ equity and total debt) was 39% at December 31, 2012 and 40% at December 31, 2011.

H.	Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with natural gas price fluctuations, foreign currency exchange rates and interest rates. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives are generally offset in earnings by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

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

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive income (loss) for the years ended December 31, 2012 and 2011 are presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2012	2011	2012	2011	2012	2011
(Loss) gain recognized in other comprehensive income (loss) (effective portion)	$(2)	$0	$(5)	$(21)	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$2	$(4)	$(17)	$(9)	$0	$0
(Loss) gain recognized in earnings[1]	0	0	0	0	(15)	7

Total gain (loss) recognized in earnings[2]	$2	$(4)	$(17)	$(9)	$(15)	$7

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with fair value hedges or those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	Assets (Liabilities)
		Fair value[1]
In millions	Classification	December 31, 2012	December 31, 2011
Derivatives designated as hedges:
Natural gas	Accounts payable	$(4)	$(13)
Natural gas	Other long term obligations	0	(3)
Foreign currency	Accounts payable	(1)	2
Foreign currency	Other current assets	(1)	0

		(6)	(14)
Derivatives not designated as hedges:
Foreign currency	Other current assets	4	0
Foreign currency	Accounts payable	(3)	(5)

		1	(5)

Total derivatives		$(5)	$(19)

[1]	Fair values of derivative instruments are also disclosed in Note A.

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. The company’s natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts for hedged consumption in Million British Thermal Units (“MMBTU’s”) at December 31, 2012 and 2011 are presented below.

In MMBTU’s
December 31, 2012	December 31, 2011
11	13

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $4 million during the next twelve months. As of December 31, 2012, the maximum remaining term of existing hedges was two years. For the years ended December 31, 2012 and 2011, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at December 31, 2012 and 2011 are presented below.

In millions	December 31, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – not designated as hedges	$235	$280

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales and purchases. For these hedges, realized hedge gains and losses are recorded in net sales and cost of sales in the consolidated statements of operations concurrent with the recognition of the hedged sales and purchases. The ineffective portion of these hedges is also recorded in net sales and cost of sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $2 million. As of December 31, 2012, the maximum remaining term of existing hedges was one year. For the years ended December 31, 2012 and 2011, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at December 31, 2012 and 2011 are presented below.

In millions	December 31, 2012	December 31, 2011
Notional amount of foreign currency forward contracts – designated as hedges	$108	$79

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. There were no interest-rate swap agreements outstanding at December 31, 2012 and 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

I.	Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2012 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2013	$51	$11
2014	42	10
2015	34	10
2016	32	9
2017	27	9
Later years	139	250

Minimum lease payments	$325	299

Less: amount representing interest		150

Capital lease obligations		$149

Rental expense under operating leases for the years ended December 31, 2012, 2011 and 2010 was:

In millions	2012	2011	2010

Rental expense under operating leases	$71	$74	$69

J.	Shareholders’ equity

The value included in common stock at December 31, 2012 and 2011 reflects the outstanding shares of common stock at $0.01 par value per share.

During 2012 and 2011, there were no purchases and retirements of MWV common stock. At December 31, 2012, there were 3.2 million shares available for purchase under an existing authorization provided by the company’s Board of Directors in June of 2010. This authorization was established to avoid dilution of earnings per share pursuant to exercises of employee stock options and stock grants to employees. On January 28, 2013, the company’s Board of Directors authorized a separate stock repurchase plan of 5 million shares. Any purchases made under this authorization will be made opportunistically. A total of 8.2 million shares are available for purchase.

The cumulative components at year end of accumulated other comprehensive loss, net of tax for 2012 and 2011 are as follows:

	December 31,
In millions	2012	2011
Foreign currency translation	$25	$50
Adjustments related to pension and other benefit plans	(205)	(307)
Unrealized loss on derivative instruments	(4)	(8)

	$(184)	$(265)

At December 31, 2012, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which 6 million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends declared were $1.00, $1.00, and $0.94, per share for the years ended December 31, 2012, 2011, and 2010, respectively. Dividends paid were $173 million, $170 million, and $160 million for the years ended December 31, 2012, 2011, and 2010, respectively.

K.	Share-based compensation

Officers and key employees have been granted share-based awards under various stock-based compensation plans, all of which have been approved by the company’s shareholders. At December 31, 2012, MeadWestvaco had three such plans under which share-based awards are available for grant. Initially, there was an aggregate of 32 million shares reserved under the 1996 Stock Option Plans, the 1999 Salaried Employee Stock Incentive Plan and the 2005 Performance Incentive Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to key employees. On November 18, 2011 and August 21, 2009 the company registered an additional 9.1 million and 15.2 million shares, respectively, under the 2005 Performance Incentive Plan. For all of the employee plans, there were approximately 10 million shares available for grant at December 31, 2012. The vesting of such awards may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Grants of stock options and other share-based compensation awards are approved by the Compensation and Organization Development Committee of the Board of Directors. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs are exercisable after a period of three years and expire no later than 10 years from the date of grant. Under certain employee plans, stock options may be granted with or without SARs or limited SARs, which are exercisable upon the occurrence of certain events related to changes in corporate control. Granting of SARs is generally limited to employees of the company who are located in countries where the issuance of stock options is not advantageous.

The MeadWestvaco Corporation Compensation Plan for Non-Employee Directors provides for the grant of stock awards to outside directors in the form of stock options or restricted stock units. Initially, there was an aggregate of 500,000 shares reserved under this plan. Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2012, 2011 and 2010, the total annual grants consisted of 40,883, 34,124, and 34,407 restricted stock units, respectively, for non-employee directors. There were 86,266 shares remaining for grant under this plan at December 31, 2012.

In connection with the spin-off of the C&OP business (the “Spin-off”), and pursuant to existing anti-dilution provisions in the company’s equity plans, the number of outstanding stock options, SARs and restricted stock units as well as the exercise prices of such stock options and SARs were modified on May 1, 2012, the effective date of the Spin-off. The objective of the modification was to maintain the fair value of these equity awards subsequent to the Spin-off; therefore, there was no incremental compensation expense recorded as a result of these modifications.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2012	2011	2010
Weighted average fair value of stock options granted during the period	$6.74	$7.93	$6.43
Weighted average fair value of SARs granted during the period	7.17	8.49	7.61
Expected dividend yield for stock options	3.58%	3.40%	3.86%
Expected dividend yield for SARs	3.48%	3.39%	3.86%
Expected volatility	35.00%	34.00%	35.00%
Average risk-free interest rate for stock options	0.91%	1.83%	2.08%
Average risk-free interest rate for SARs	0.94%	1.68%	2.15%
Average expected term for stock options and SARs (in years)	6.7	7.2	7.3

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2009	11,760	$21.14	643	$28.79		$0
Granted	2,337	23.85	102	23.83
Exercised	(531)	25.42	(21)	24.83		7.8
Cancelled	(1,483)	28.08	(99)	22.12

Outstanding at December 31, 2010	12,083	21.44	625	25.15		76.5
Granted	1,807	29.38	87	29.50
Exercised	(1,976)	19.46	(179)	25.93		23.7
Cancelled	(677)	27.63	(22)	27.78

Outstanding at December 31, 2011	11,237	22.70	511	25.48		86.5
Granted	2,380	27.95	77	27.95
Exercised	(3,330)	18.28	(160)	19.99		37.7
Cancelled	(307)	24.30	(40)	25.04
Adjustment due to Spin-off	1,430	n/a	62	n/a

Outstanding at December 31, 2012	11,410	22.17	450	24.07	6.6 years	113.8
Exercisable at December 31, 2012	7,239	19.77	287	22.92	5.4 years	89.7
Exercisable at December 31, 2011	6,697	23.51	325	26.43	5.2 years	46.6

At December 31, 2012, there was approximately $19 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-tax compensation expense for stock options and SARs and the tax benefit associated with this expense for the years ended December 31, 2012, 2011 and 2010 was:

In millions	2012	2011	2010

Pre-tax compensation expense for stock options and SARs	$14	$11	$9
Tax benefit associated with the pre-tax compensation expense for stock options and SARs	5	5	4

Total cash received from the exercise of share-based awards in 2012 was $61.4 million.

Restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock units vest over a three- to five-year period. Awards granted in 2012, 2011 and 2010 consisted of both service-based restricted stock units and performance-based restricted stock units. Under the employee plans, the grantee of the restricted stock units is entitled to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the vesting period or if predetermined goals are not accomplished. The fair value of each restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period. Performance-based restricted stock units granted to employees in 2012, 2011 and 2010 were 823,928, 296,489, and 1,122,665, respectively. During 2012 1,473,320 performance awards vested.

As part of the 2005 Performance Incentive Plan, the company began granting performance-based awards in 2010 for which vesting is contingent upon achieving certain performance measures, as well as an employee retention component. This compensation is designed to align a significant portion of executive and other key employee compensation directly to company performance and long-term enhancement to shareholder value. The 2012 and 2011 performance-based awards are earned at the end of the five-year period provided a threshold improvement of the company’s consolidated earnings before interest expense and income taxes (“EBIT”), is achieved during the first three years including year of grant and a threshold improvement in enterprise economic profit (“EP”) is achieved by the fifth year after grant. There is a feature of accelerated vesting and increased compensation up to 125% if both the EBIT and EP thresholds are achieved by the end of the second year after grant. Otherwise, both the EBIT and EP targets must be achieved by the fifth year after grant in order for the 2012 and 2011 performance awards to vest. If the targets are not met within this time frame, the awards will be forfeited.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at December 31, 2009	2,648	$23.51
Granted	1,388	23.92
Forfeited	(567)	31.27
Released	(279)	27.17

Outstanding at December 31, 2010	3,190	24.38
Granted	566	27.00
Forfeited	(197)	24.01
Released	(752)	26.92

Outstanding at December 31, 2011	2,807	20.70
Granted	877	28.67
Forfeited	(35)	18.54
Released	(2,350)	16.86
Adjustment due to Spin-off	359	n/a

Outstanding at December 31, 2012	1,658	24.66

At December 31, 2012, there was approximately $13 million of unrecognized pre-tax compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of one year.

Pre-tax compensation expense for restricted stock units and the tax benefit associated with this expense for the years ended December 31, 2012, 2011 and 2010 was:

In millions	2012	2011	2010

Pre-tax compensation expense for restricted stock units	$13	$24	$19
Tax benefit associated with the pre-tax compensation expense for restricted stock units	5	8	6

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net periodic benefit (income) cost for the company’s retirement plans for the years ended December 31, 2012, 2011 and 2010 are presented below.

	Years ended December 31,
In millions	2012	2011	2010
Service cost-benefits earned during the period	$43	$42	$45
Interest cost on projected benefit obligation	132	145	145
Expected return on plan assets	(293)	(285)	(274)
Amortization of prior service cost	2	1	2
Amortization of net actuarial loss	49	15	10
Curtailments[1]	(21)	0	4
Settlements[2]	0	10	0
Termination benefits	0	2	1

Net periodic pension income	$(88)	$(70)	$(67)

Net periodic pension income – continuing operations	$(69)	$(82)	$(83)

[1]

For the year ended December 31, 2012, the company recorded within discontinued operations a curtailment gain pursuant to the spin-off of the company’s C&OP business and subsequent merger of that business with ACCO Brands Corporation on May 1, 2012. For the year ended December 31, 2010, the company recorded within income from continuing operations a net curtailment loss as a result of restructuring activities.

[2]	For the year ended December 31, 2011, the company recorded within discontinued operations a settlement pursuant to the 2010 sale of the company’s Media and Entertainment Packaging business.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2012	2011
Net actuarial (gain) loss	$(150)	$223
Prior service cost	3	0
Amortization of net actuarial loss	(49)	(15)
Amortization of prior service cost	(2)	(1)
Curtailments	21	(2)
Settlements	0	(10)

Total pre-tax (gain) loss recognized in other comprehensive income (loss)	$(177)	$195

Total pre-tax (gain) loss recognized in net periodic pension income and other comprehensive income (loss)	$(265)	$125

Actuarial gains and losses and prior service cost (benefit) subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 11 years for the salaried and bargained hourly plans, and over the average remaining life expectancy of the plan participants of the envelope salaried plan which is about 25 years. The Envelope Products salaried plan was retained by the company post sale of the Envelope Products business. The estimated pre-tax net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension income in 2013 is $33 million and $3 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of net postretirement benefits cost (income) for the years ended December 31, 2012, 2011 and 2010 are presented below.

	Years ended December 31,
In millions	2012	2011	2010
Service cost-benefits earned during the period	$3	$6	$3
Interest cost	5	13	6
Amortization of net actuarial gain	0	(1)	(1)
Amortization of prior service benefit	(2)	(2)	(3)
Curtailments[1]	(13)	0	(8)

Net periodic postretirement benefits (income) cost	$(7)	$16	$(3)

[1]

For the year ended December 31, 2012, the company recorded within discontinued operations a curtailment gain pursuant to the spin-off of the company’s C&OP business and subsequent merger of that business with ACCO Brands Corporation on May 1, 2012. For the years ended December 31, 2010, the company recorded within income from continuing operations a curtailment gain as a result of restructuring activities.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2012	2011
Net actuarial loss	$11	$14
Amortization of net actuarial gain	0	1
Amortization of prior service benefit	2	2
Curtailments	11	0

Total pre-tax loss recognized in other comprehensive income (loss)	$24	$17

Total pre-tax loss recognized in net periodic postretirement benefits cost and other comprehensive income (loss):	$17	$33

Actuarial gains and losses and prior service cost subject to amortization are amortized over the average remaining service period, which is about 5 years. The pre-tax net actuarial loss and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement benefits (income) cost are each estimated to be $1 million in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2012 and 2011, based on a measurement date of December 31 for each period.

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$3,004	$2,637	$193	$181	$122	$102
Service cost	38	37	5	5	3	6
Interest cost	124	134	8	11	5	13
Net actuarial losses	53	356	15	44	11	14
Foreign currency exchange rate changes	0	0	2	(2)	(2)	0
Employee contributions	0	0	0	0	9	10
Termination benefit costs	0	2	0	0	0	0
Curtailments	(7)	(1)	0	0	(2)	0
Settlements	0	0	0	(36)	0	0
Benefits paid (including termination benefits)	(182)	(161)	(9)	(10)	(21)	(23)

Benefit obligation at end of year	$3,030	$3,004	$214	$193	$125	$122

Change in plan assets:
Fair value of plan assets at beginning of year	$3,967	$3,678	$30	$55	$0	$0
Actual return on plan assets	499	450	1	8	0	0
Company contributions	0	0	10	13	12	13
Foreign currency exchange rate changes	0	0	2	0	0	0
Employee contributions	0	0	0	0	9	10
Settlements	0	0	0	(36)	0	0
Benefits paid (including termination benefits)	(182)	(161)	(9)	(10)	(21)	(23)

Fair value of plan assets at end of year	$4,284	$3,967	$34	$30	$0	$0

Over (under) funded status at end of year	$1,254	$963	$(180)	$(163)	$(125)	$(122)

Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid asset	$1,254	$963	$4	$6	$0	$0
Current liabilities	0	0	(7)	(10)	(11)	(11)
Noncurrent liabilities	0	0	(177)	(159)	(114)	(111)

Total net asset (liability)	$1,254	$963	$(180)	$(163)	$(125)	$(122)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:

Net actuarial loss (gain)	$241	$450	$70	$61	$8	$(3)
Prior service cost (benefit)	18	(5)	(3)	(3)	(10)	(23)

Total loss (gain) recognized in accumulated other comprehensive loss	$259	$445	$67	$58	$(2)	$(26)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all defined benefit plans was $3.20 billion and $3.17 billion at December 31, 2012 and 2011, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2012	2011
Projected benefit obligation	$185	$191
Accumulated benefit obligation	173	176
Fair value of plan assets	0	30

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2012	2011
Retirement benefits:
Discount rate	4.10%	4.27%
Rate of compensation increase	2.01%	2.51%

Postretirement benefits:
Discount rate	4.62%	4.64%
Healthcare cost increase	8.77%	7.57%
Prescription drug cost increase	6.39%	8.01%

The weighted average assumptions used to determine net periodic pension income and net postretirement benefits (income) cost for the years presented:

	Years ended December 31,
	2012	2011	2010
Retirement benefits:
Discount rate	4.27%	5.25%	5.50%
Rate of compensation increase	2.51%	3.49%	3.98%
Expected return on plan assets	7.98%	7.96%	7.98%

Postretirement benefits:
Discount rate	4.64%	4.87%	5.75%
Healthcare cost increase	7.57%	7.51%	7.76%
Prescription drug cost increase	8.01%	8.00%	8.99%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company determined the discount rates for 2012 by referencing the Aon Hewitt Aa Only Above Median Curve, for 2011, and 2010 by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

The annual rate of increase in U.S. healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2023 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2012 accumulated postretirement benefit obligation by $5 million and total service and interest cost for 2012 by $0.3 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2012 accumulated postretirement benefit obligation by $4 million and total service and interest cost for 2012 by $0.3 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $23 million, $19 million and $20 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2012 and 2011, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long- term rate of return
Asset category:		2012	2011	2012
Equity securities	31%	32%	28%	11.2%
Debt securities	61%	62%	66%	5.8%
Real estate and private equity	8%	6%	6%	12.6%

Total	100%	100%	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Liquidity risk is present in the trust’s investments in partnerships/joint ventures, real estate, registered investment companies, and 103-12 investment entities. The policy limits target allocations to these asset classes to 11.4%.

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

Funding of plans and payments of benefits

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $2 million to the funded non-U.S. pension plans in 2013.

The company expects to pay $17 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2013. The table below presents estimated future benefit payments, substantially all of which are expected to be funded from plan assets.

In millions	Retirement Benefits	Postretirement benefits before Medicare Part D subsidy	Medicare Part D subsidy
2013	$187	$11	$1
2014	188	11	1
2015	189	10	1
2016	193	10	1
2017	197	10	1
2018 – 2022	1,011	47	2

Postemployment benefits

MeadWestvaco provides limited post-employment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

M.	Restructuring charges

During 2012, the company initiated certain restructuring actions primarily related to its European and Brazilian manufacturing operations. Restructuring charges incurred during 2012 were primarily pursuant to these actions. During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during 2011 and 2010 are pursuant to the 2008 program. Cumulative charges included in the results from continuing operations through December 31, 2012 since the inception of the 2008 program are $276 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 are presented below.

Year ended December 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
Home, Health & Beauty	6	1	7	2	0	2	8	1	9
Industrial	9	0	9	2	0	2	11	0	11
All other	0	3	3	0	1	1	0	4	4

Total charges	$15	$6	$21	$4	$1	$5	$19	$7	$26

Year ended December 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$3	$8	$3	$0	$3	$8	$3	$11
Home, Health & Beauty	3	1	4	0	0	0	3	1	4
Industrial	0	1	1	0	0	0	0	1	1
All other(1)	0	6	6	1	7	8	1	13	14

Total charges	$8	$11	$19	$4	$7	$11	$12	$18	$30

(1)	Includes $7 million related to employee relocation costs.

Year ended December 31, 2010

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$27	$5	$32	$5	$0	$5	$32	$5	$37
Home, Health & Beauty	(1)	1	0	2	0	2	1	1	2
Industrial	0	0	0	3	0	3	3	0	3
All other(1)	0	5	5	(1)	5	4	(1)	10	9

Total charges	$26	$11	$37	$9	$5	$14	$35	$16	$51

(1)	Includes $5 million related to employee relocation costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2009 to the year ended December 31, 2012:

	Employee Costs			Other Costs			Total
In millions	2008 program	Other actions	Total	2008 program	Other actions	Total	2008 program	Other actions	Total
Balance at December 31, 2009	$35	$0	$35	$4	$0	$4	$39	$0	$39
Current charges	37	0	37	4	0	4	41	0	41
Payments	(41)	(0)	(41)	(4)	(0)	(4)	(45)	(0)	(45)

Balance at December 31, 2010	31	0	31	4	0	4	35	0	35
Current charges	19	0	19	6	0	6	25	0	25
Payments	(32)	(0)	(32)	(7)	(0)	(7)	(39)	(0)	(39)

Balance at December 31, 2011	18	0	18	3	0	3	21	0	21
Current charges	6	15	21	1	0	1	7	15	22
Payments	(6)	(7)	(13)	(4)	(0)	(4)	(10)	(7)	(17)

Balance at December 31, 2012	$18	$8	$26	$0	$0	$0	$18	$8	$26

N.	Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2012	2011	2010
Interest income	$11	$23	$17
Charges from early extinguishments of debt	0	0	(6)
Equity investment gain[1]	0	10	0
Foreign currency exchange (losses) gains	(5)	2	(3)
Transition services	10	4	0
Exchange of alternative fuel mixture credits[2]	(15)	0	0
Other, net	13	(11)	0

	$14	$28	$8

[1]

For the year ending December 31, 2011, the company recorded a pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.

[2]

In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of alternative fuel mixture credits received from excise tax filings during 2009 and 2010. See Note O for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

O.	Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2012	2011	2010
U.S. earnings	$191	$164	$97
Foreign earnings	115	153	102

	$306	$317	$199

The significant components of the income tax provision are as follows:

	Years ended December 31,
In millions	2012	2011	2010
Current:
U.S. federal	$29	$0	$(7)
State and local	6	1	2
Foreign	52	52	74

	87	53	69

Deferred:
U.S. federal	11	45	(8)
State and local	2	5	(24)
Foreign	(9)	(7)	(28)

(Benefit) provision for deferred income taxes	4	43	(60)

Income tax provision attributable to continuing operations	$91	$96	$9

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to continuing operations:

	Years ended December 31,
In millions	2012	2011	2010
Income tax provision computed at the U.S. federal statutory rate of 35%	$107	$111	$70
State and local income taxes, net of federal benefit	8	4	(2)
Foreign income tax rate differential and other items	(19)	(25)	(8)
Valuation allowances	1	1	(25)
Credits	(18)	(1)	(22)
Tax charge related to Brazilian tax audit	24	23	21
Settlements of tax audits and other	(12)	(17)	(25)

Income tax provision attributable to continuing operations	$91	$96	$9

Effective tax rate attributable to continuing operations	30%	30%	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2012, the company made the decision to claim $33 million of cellulosic biofuel producer credits (“CBPC”) in 2013 in exchange for the repayment of $15 million of alternative fuel mixture credits (“AFMC”) received from excise tax filings during 2009 and 2010. For the year ended December 31, 2012, a charge of $15 million related to the repayment of AFMC is recorded in other income, net and an income tax benefit of $24 million related to CBPC is reflected within the tax provision. The remaining AFMC available to be repaid is $387 million which would result in $782 million of CBPC benefit; however, the company does not anticipate utilizing the full amount of these credits. The availability of CBPC expires on December 31, 2016; however, the company must submit any claims to the Internal Revenue Service for the exchange of AFMC for CBPC by March 15, 2013. The company is continuing to evaluate whether additional AMFC will be repaid in exchange for CBPC; however, as of February 25, 2013, no decision has been made.

The current and non-current deferred tax assets and liabilities are as follows:

	December 31,
In millions	2012	2011[1]
Deferred tax assets:
Employee benefits	$165	$162
Postretirement benefit accrual	35	33
Other accruals and reserves	60	76
Net operating loss and other credit carry-forwards	149	128
Other	19	16

Total deferred tax assets	428	415
Valuation allowances	(46)	(43)

Net deferred tax assets	382	372

Deferred tax liabilities:
Depreciation and depletion	(800)	(821)
Nontaxable pension asset	(470)	(355)
Amortization of identifiable intangibles	(72)	(76)
Other	(3)	(29)

Total deferred tax liabilities	(1,345)	(1,281)

Net deferred liability	$(963)	$(909)

Included in the balance sheet:
Current assets – deferred tax asset	$25	$17
Other assets – noncurrent deferred tax asset	39	33
Accrued expenses – current deferred tax liability	(1)	(7)
Noncurrent deferred tax liability	(1026)	(952)

Net deferred liability	$(963)	$(909)

1	Certain deferred tax asset and liability amounts at December 31, 2011 have been reclassified to reflect the correct net presentation by tax jurisdiction. These adjustments increase current and noncurrent deferred tax assets at December 31, 2011 by $11 million and $33 million, respectively, as well as increase current and noncurrent deferred tax liabilities by $7 million and $37 million, respectively. These adjustments are deemed immaterial to the consolidated balance sheet at December 31, 2011.

The company has U.S. federal, state and foreign tax net operating loss carry-forwards which are available to reduce future taxable income in U.S. federal and various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2012 there were no deferred income taxes provided for the company’s share of undistributed net earnings of foreign operations however, there were $23 million of deferred income taxes at December 31, 2011. The $23 million of deferred income taxes provided in 2011 was in relation to the company’s internal reorganization required in advance of the 2012 transaction related to the C&OP business.

The cumulative undistributed earnings, including foreign currency translation adjustments, totaled $1.59 billion and $1.48 billion for the years ended December 31, 2012 and 2011, respectively. Management’s intent is to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2012, 2011 and 2010:

In millions
Balance at December 31, 2009	$295
Additions based on tax positions related to the current year	20
Additions for tax positions of prior years	34
Reductions for tax positions of prior years	(34)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(16)
Foreign currency translation	3

Balance at December 31, 2010	301
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	(4)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(36)
Foreign currency translation	(9)

Balance at December 31, 2011	268
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	(17)
Reductions for tax positions due to lapse of statute	(2)
Settlements	(10)
Foreign currency translation	(6)

Balance at December 31, 2012	$259

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $259 million liability for unrecognized tax benefits at December 31, 2012, $234 million could impact the company’s effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s effective tax rate.

The company is in advanced stages of audit with the Internal Revenue Serve for tax years 2009 and 2010,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in certain foreign jurisdictions and certain domestic states. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may be reduced by $8 million to $238 million during 2013.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. During the years ended December 31, 2012, 2011 and 2010, the company recognized interest and penalties totaling $20 million, $14 million and $10 million, respectively. The company accrued $101 million and $91 million for the payment of interest and penalties at December 31, 2012 and 2011, respectively.

Approximately $63 million of deferred income tax expense and $83 million of deferred income tax benefit were provided in components of other comprehensive income during the years ended December 31, 2012 and 2011, respectively. Approximately $19 million and $8 million of current income tax benefit were provided in components of additional paid in capital during the year ended December 31, 2012 and 2011, respectively.

P.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2012, MeadWestvaco had recorded liabilities of approximately $7 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2012, there were approximately 515 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2012, the company had recorded litigation liabilities of approximately $38 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

On December 11, 2012, the company acquired the remaining 50% interest in a Brazilian company specializing in rubber emulsifiers, adhesive resins and lubricants. The purchase price of this acquisition was $8 million. In addition, the company assumed debt of $6 million that was repaid prior to December 31, 2012. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed including identifiable intangible assets totaling $1 million that are being amortized over a period of 3 years and goodwill of $4 million. The results of operations from the date of this acquisition are included in the Specialty Chemicals segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

On November 30, 2012, the company acquired a corrugated paperboard manufacturer located in India. The purchase price of this acquisition was $94 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed including identifiable intangible assets totaling $9 million that are being amortized over a period of 2 to 5 years and goodwill of $46 million. The results of operations from the date of this acquisition are included in the Industrial segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

On December 30, 2011, the company acquired a dispensing caps and closures manufacturer serving the food, home and garden, and beauty and personal care packaging markets. The company will extend these dispensing closure solutions across its global packaging platform. The purchase price of this acquisition was $71 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed including identifiable intangible assets totaling $19 million that are being amortized over a period of 3 to 15 years and goodwill of $30 million. The results of operations from the date of this acquisition are included in the Food & Beverage and Home, Health & Beauty segments. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

On November 30, 2010, the company acquired a trigger sprayer manufacturer to enhance its global home and garden business. The purchase price of this acquisition was $60 million. The total purchase price was allocated based on the fair values of the assets acquired and liabilities assumed including identifiable intangible assets totaling $18 million that are being amortized over a weighted-average amortization period of 10 years and goodwill of $19 million. The results of operations from the date of this acquisition are included in the Home, Health & Beauty segment. This acquisition did not have a material effect on the company’s consolidated financial statements and as such, pro forma results for this acquisition are not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

R.	Discontinued operations

On May 1, 2012, MeadWestvaco completed the spin-off of its C&OP business and subsequent merger of that business with ACCO Brands Corporation. MeadWestvaco shareholders received approximately one share of ACCO Brands Corporation stock for every three shares of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding common shares of ACCO Brands Corporation. In accordance with the terms of the transaction, MeadWestvaco received cash distributions on a tax-free basis totaling $460 million during April 2012 pursuant to loan proceeds from new debt obligations of the C&OP business. The net assets of the C&OP business included cash totaling $59 million pursuant to MeadWestvaco satisfying a working capital provision of the transaction, subject to certain post-closing adjustments. For the years ended December 31, 2012, 2011 and 2010, the operating results of the C&OP business are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business, including the debt obligations discussed above, were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $15 million decrease to consolidated shareholders’ equity as of May 1, 2012.

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

On September 30, 2010, the company completed the sale of its Media and Entertainment Packaging business for cash proceeds of $68 million. The sale resulted in a pre-tax loss of $153 million ($126 million after taxes). During 2011, the company recorded additional charges of $12 million ($8 million after taxes) primarily related to a media and packaging business pension plan settlement. The combined pre-tax charges recorded in 2010 and 2011 sum to $165 million ($134 million after taxes) and represent the total amount of loss on sale of the Media and Entertainment Packaging business. The operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the Media and Entertainment Packaging business were previously included in the former Consumer Solutions segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Below are amounts attributed to the above dispositions included in discontinued operations in the consolidated statements of operations.

	Year ended December 31,
In millions, except per share amounts	2012	2011	2010
Net sales	$135	$761	$1,222

Cost of sales[1,4]	69	503	945
Selling, general and administrative expenses[2,4]	60	158	182
Interest expense	5	16	22
Other (income) expense, net[3]	(3)	(3)	146

Income (loss) before income taxes	4	87	(73)

Income tax provision	11	58	7

Net (loss) income	$(7)	$29	$(80)

Net (loss) income per share
Basic	$(0.04)	$0.18	$(0.47)
Diluted	$(0.04)	$0.17	$(0.46)

1	For the years ended December 31, 2012 and 2011 there are no restructuring charges included in cost of sales. For the year ended December 31, 2010, cost of sales includes restructuring charges of $1 million.
2	For the years ended December 31, 2012 and 2011 there are no restructuring charges included in selling, general and administrative expenses. For the year ended December 31, 2010, selling, general and administrative expenses include restructuring charges of $4 million.
3	Other expense in 2010 includes a loss on sale of the Media and Entertainment Packaging business of $153 million.
4	For the year ended December 31, 2011 pursuant to the 2010 sale of the Media and Entertainment Packaging business, selling, general and administrative expenses include a pension settlement loss of $10 million. For the year ended December 31, 2010 pursuant to the sale of the Envelope Products business that closed on February 1, 2011, cost of sales includes an impairment charge of allocated goodwill of $7 million, an impairment charge of long-lived assets of $6 million and a pension curtailment charge of $5 million; selling, general and administrative expenses include a pension curtailment charge of $1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at December 31, 2012. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2011:

In millions	December 31, 2011
Accounts receivable, net	$257
Inventories	70
Other current assets	26

Current assets	353

Property, plant and equipment, net	89
Goodwill	164
Other assets	103

Non-current assets	356

Accounts payable	35
Accrued expenses	100
Notes payable and current maturities of long-term debt	0

Current liabilities	135

Other long-term liabilities	47

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

S.	Cash flow

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2012	2011	2010
(Increase) decrease in:
Receivables	$(9)	$(41)	$(39)
Inventories	(71)	(35)	(94)
Prepaid expenses	(48)	6	19

Increase (decrease) in:
Accounts payable and accrued expenses	(59)	2	43
Income taxes payable	31	33	40

	$(156)	$(35)	$(31)

	Years ended December 31,
In millions	2012	2011	2010
Cash paid for:
Interest	$163	$166	$172
Less capitalized interest	(27)	(11)	(2)

Interest paid, net	$136	$155	$170

Income tax (refund) paid, net	$56	$61	$(36)

T.	Segment information

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

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment makes secondary packages designed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. In Brazil, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No single customer or foreign country other than Brazil accounted for 10% or more of consolidated Trade sales or assets in the periods presented. The below table reflects amounts on a continuing operations basis.

In millions	Years ended December 31,
Net sales[1]	2012	2011	2010

U.S.[2]	$3,719	$3,497	$3,285
Brazil	497	554	480
Other Non-U.S.	1,243	1,267	1,181

Net sales	$5,459	$5,318	$4,946

Long-lived assets, net
U.S.	$4,080	$3,684	$3,752
Brazil	750	593	339
Other Non-U.S.	552	498	521

Long-lived assets	$5,382	$4,775	$4,612

[1]	Net sales are attributed to countries based on location of the seller.
[2]	Export sales from the U.S. were $919 million, $905 million, and $816 million for the years ended December 31, 2012, 2011, and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial information by segment and Corporate and Other follows:

In millions	Trade sales	Inter- segment sales	Total sales	Segment profit	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2012
Food & Beverage	$3,103	$2	$3,105	$309	$222	$2,859	$275
Home, Health & Beauty	770	0	770	35	68	844	47
Industrial	457	0	457	49	24	957	271
Specialty Chemicals	939	1	940	224	33	506	38
Community Development and Land Management	190	3	193	80	10	375	3

Total	5,459	6	5,465	697	357	5,541	634
Corporate and Other	0	0	0	(394)	15	3,367	22
Assets of discontinued operations	0	0	0	0	0	0	0
Non-controlling interests	0	0	0	3	0	0	0
Inter-segment eliminations	0	(6)	(6)	0	0	0	0

Consolidated totals[2]	$5,459	$0	$5,459	$306	$372	$8,908	$656

Year ended December 31, 2011
Food & Beverage	$3,076	$2	$3,078	$312	$218	$2,717	$223
Home, Health & Beauty	766	0	766	34	68	816	51
Industrial	507	0	507	80	22	716	311
Specialty Chemicals	811	0	811	203	29	459	29
Community Development and Land Management	158	3	161	63	10	384	6

Total	5,318	5	5,323	692	347	5,092	620
Corporate and Other	0	0	0	(379)	20	3,009	35
Assets of discontinued operations[1]	0	0	0	0	0	709	0
Non-controlling interests	0	0	0	4	0	0	0
Inter-segment eliminations	0	(5)	(5)	0	0	0	0

Consolidated totals[2]	$5,318	$0	$5,318	$317	$367	$8,810	$655

Year ended December 31, 2010
Food & Beverage	$2,884	$3	$2,887	$247	$217	$2,637	$129
Home, Health & Beauty	751	0	751	51	64	854	25
Industrial	468	0	468	84	19	481	26
Specialty Chemicals	679	1	680	141	30	430	22
Community Development and Land Management	164	4	168	67	7	370	5

Total	4,946	8	4,954	590	337	4,772	207
Corporate and Other	0	0	0	(395)	23	3,196	22
Assets of discontinued operations[1]	0	0	0	0	0	846	0
Non-controlling interests	0	0	0	4	0	0	0
Inter-segment eliminations	0	(8)	(8)	0	0	0	0

Consolidated totals[2]	$4,946	$0	$4,946	$199	$360	$8,814	$229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

[1]

Assets of discontinued operations at December 31, 2011 represent the assets of the C&OP business. Assets of discontinued operations at December 31, 2010 represent the assets of the C&OP and Envelope Products businesses. See Note R for further discussion.

[2]	Consolidated totals represent results from continuing operations, except as otherwise noted.

U. Selected quarterly information

The below information is unaudited.

	Years ended December 31,
In millions, except per share data	2012[1]	2011[2]
Sales:
First	$1,313	$1,250
Second	1,423	1,375
Third	1,395	1,411
Fourth	1,328	1,282

Year	$5,459	$5,318

Gross profit:
First	$273	$284
Second	325	313
Third	300	321
Fourth	232	207

Year	$1,130	$1,125

Net income (loss) attributable to the company:
First	$49	$65
Second	88	89
Third	51	117
Fourth	17	(25)

Year	$205	$246

Net income (loss) attributable to the company per diluted share:
First	$0.28	$0.38
Second	0.50	0.51
Third	0.28	0.67
Fourth	0.10	(0.14)

[1]

First quarter 2012 results include after-tax restructuring charges of $7 million, or $0.04 per share, and an after-tax loss from discontinued operations of $1 million, or $0.01 per share. Second quarter 2012 results include after-tax restructuring charges of $4 million, or $0.02 per share and after-tax income from discontinued operations of $10 million or $0.06 per share. Third quarter 2012 results include after-tax restructuring charges of $2 million, or $0.01 per share and after-tax loss of from discontinued operations of $16 million or $0.10 per share. In addition, the results for the third quarter of 2012 include adjustments for certain tax items attributable to prior periods primarily associated with events leading to the spin-off of the C&OP business that reduced after-tax income from discontinued operations by $13 million, or $0.07 per share, and increased after-tax income from continuing operations by $5 million, or $0.03 per share. Fourth quarter 2012 results include after-tax restructuring charges of $5 million, or $0.03 per share, and a benefit from cellulosic biofuel producer credits net of exchange of alternative fuel mixture credits of $9 million, or $0.06 per share. In addition, the fourth quarter 2012 results include income of $6 million before taxes ($4 million after taxes or $0.02 per share) related to value added taxes in Brazil that were attributable to a period prior to the fourth quarter of 2012.

[2]

First quarter 2011 results include after-tax restructuring charges of $4 million, or $0.03 per share, and an after-tax loss from discontinued operations of $5 million, or $0.02 per share. Second quarter 2011 results include after-tax restructuring charges of $5 million, or $0.03 per share and after-tax income from discontinued operations of $20 million or $0.11 per share. Third quarter 2011 results include after-tax restructuring charges of $4 million, or $0.02 per share and after-tax income of from discontinued operations of $32 million or $0.18 per share. Fourth quarter 2011 results include after-tax restructuring charges of $6 million, or $0.04 per share, an after-tax benefit plan charge of $6 million, or $0.03 per share, and an after-tax loss from discontinued operations of $18 million, or $0.10 per share.

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

Based on our assessment, under the criteria established in Internal Control – Integrated Framework, issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2012. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and operating to the reasonable assurance level, as of December 31, 2012, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2013 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board Committees,” to be filed with the SEC on or around March 20, 2013, and is incorporated herein by reference. Portions of the information required by this item for MeadWestvaco’s code of ethics and executive officers are also contained in Part I of this report under the captions “Available information” and “Executive officers of the registrant,” respectively,

Item 11.	Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2013 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC on or around March 20, 2013, and is incorporated herein by reference.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2013 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Equity Compensation Plan Information,” “Ownership of Directors and Executive Officers,” and “Ownership of Certain Beneficial Owners,” to be filed with the SEC on or around March 20, 2013, and is incorporated herein by reference.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2013 Proxy Statement, pursuant to Regulation 14A under the section captioned “Board Committees,” to be filed with the SEC on or around March 20, 2013, and is incorporated herein by reference.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2013 Proxy Statement, pursuant to Regulation 14A under the section captioned “Report of the Audit Committee of the Board of Directors,” to be filed with the SEC on or around March 20, 2013, and is incorporated herein by reference.

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

3.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Bylaws of the Registrant, previously filed as Exhibit 3.2 to the company’s Form 10-K on February 23, 2010, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

4.13	$600 million Five-Year Credit Agreement, dated as of January 30, 2012 among the Registrant with a syndicate of commercial banks, including Citibank N.A. as administrative agent, previously filed as Exhibit 99.1 to the company’s Form 8-K on January 30, 2012 and incorporated by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.3+	Amendment to The Mead Corporation 1996 Stock Option Plan, effective April 23, 2002, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, and incorporated herein by reference.

10.4+	Amendment to The Mead Corporation 1996 Stock Option Plan effective January 23, 2007, as previously filed as Exhibit 10.4 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.17+	Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan, effective September 17, 1999, previously filed as Appendix A to Westvaco’s definitive proxy statement for the 1999 Annual Meeting of Shareholders (SEC file number 001-03013), and incorporated herein by reference.

10.18+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective as of April 23, 2002, previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 (SEC file number 001-31215), and incorporated herein by reference.

10.19+	Amendment to Westvaco Corporation 1999 Salaried Employee Stock Incentive Plan effective January 23, 2007, as previously filed as Exhibit 10.19 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007 and January 1, 2009 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 30, 2009, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 26, 2010, previously filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.27+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.32+	Summary of MeadWestvaco Corporation Annual Incentive Plan under 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended, previously filed as Exhibit 10.35 to the company’s Quarterly Report on Form 10-Q for the period ended March 21, 2010 and incorporated herein by reference.

10.35+	Stock Option Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.36+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+*	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 22, 2013.

10.38	Summary of MeadWestvaco Corporation 2011 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.38 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, and incorporated herein by reference.

10.39	Rabbi Trust Agreement, dated as of September 29, 2011, among the Registrant and Union Bank, N.A. previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, and incorporated herein by reference.

10.40	Agreement and Plan of Merger, dated as of November 17, 2011 among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.41	Separation Agreement, dated as of November 17, 2011, among MeadWestvaco Corporation and Monaco SpinCo Inc. previously filed as Exhibit 10.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.42	Summary of MeadWestvaco Corporation 2012 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, and incorporated herein by reference.

10.43	Stock Option Awards in 2012 – Terms and Conditions, previously filed as Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period dated June 30, 2012 and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

101	XBRL Instance Document and Related Items.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

February 25, 2013

/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	February 25, 2013
John A. Luke, Jr.	(Chief Executive Officer and Director)

/s/ E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 25, 2013
E. Mark Rajkowski

/s/ Brent A. Harwood	Controller	February 25, 2013
Brent A. Harwood	(Chief Accounting Officer)

/s/ Michael E. Campbell	Director	February 25, 2013
Michael E. Campbell

/s/ Dr. Thomas W. Cole, Jr.	Director	February 25, 2013
Dr. Thomas W. Cole, Jr.

/s/ James G. Kaiser	Director	February 25, 2013
James G. Kaiser

/s/ Richard B. Kelson	Director	February 25, 2013
Richard B. Kelson

/s/ James M. Kilts	Director	February 25, 2013
James M. Kilts

/s/ Susan J. Kropf	Director	February 25, 2013
Susan J. Kropf

/s/ Douglas S. Luke	Director	February 25, 2013
Douglas S. Luke

/s/ Gracia C. Martore	Director	February 25, 2013
Gracia C. Martore

/s/ Timothy H. Powers	Director	February 25, 2013
Timothy H. Powers

/s/ Jane L. Warner	Director	February 25, 2013
Jane L. Warner

/s/ Alan D. Wilson	Director	February 25, 2013
Alan D. Wilson