Form 10-Q
period 2013-03-31
MEADWESTVACO Corp
filed 2013-05-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 26, 2013, there were 176,955,651 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended March 31,
	2013	2012
Net sales	$1,344	$1,313

Cost of sales	1,129	1,040
Selling, general and administrative expenses	168	161
Interest expense	40	41
Other income, net	(4)	(10)

Income from continuing operations before income taxes	11	81
Income tax (benefit) provision	(1)	30

Income from continuing operations	12	51
Loss from discontinued operations, net of income taxes	0	(1)

Net income	12	50
Less: Net income attributable to non-controlling interests, net of income taxes	1	1

Net income attributable to the company	$11	$49

Income from continuing operations attributable to the company	$11	$50

Net income per share attributable to the company – basic:
Income from continuing operations	$0.06	$0.30
Loss from discontinued operations	0.00	(0.01)

Net income attributable to the company	$0.06	$0.29

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.06	$0.29
Loss from discontinued operations	0.00	(0.01)

Net income attributable to the company	$0.06	$0.28

Shares used to compute net income per share attributable to the company:
Basic	176.4	171.9
Diluted	179.4	175.3

Cash dividends per share	$0.25	$0.25

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended March 31,
	2013	2012
Net income	$12	$50

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(22)	41
Adjustments related to pension and other benefit plans	6	5
Net unrealized income (loss) on derivative instruments	6	(6)

Other comprehensive (loss) income, net of tax	(10)	40

Comprehensive income	2	90
Less: Comprehensive income attributable to non-controlling interests	1	1

Comprehensive income attributable to the company	$1	$89

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$417	$663
Accounts receivable, net	674	607
Inventories	689	661
Other current assets	172	135

Current assets	1,952	2,066

Property, plant, equipment and forestlands, net	3,736	3,740
Prepaid pension asset	1,294	1,258
Goodwill	718	719
Other assets	1,105	1,125

	$8,805	$8,908

LIABILITIES AND EQUITY
Accounts payable	$578	$597
Accrued expenses	380	446
Notes payable and current maturities of long-term debt	75	63

Current liabilities	1,033	1,106

Long-term debt	2,085	2,100
Other long-term obligations	1,300	1,298
Deferred income taxes	1,016	1,026

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2013 – 176,878,238 (2012 – 175,437,280)	2	2
Additional paid-in capital	3,270	3,234
Retained earnings	275	308
Accumulated other comprehensive loss	(194)	(184)

Total shareholders’ equity	3,353	3,360
Non-controlling interests	18	18

Total equity	3,371	3,378

	$8,805	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$12	$50
Discontinued operations	0	1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	98	92
Deferred income taxes	(8)	(2)
Pension income	(20)	(16)
Impairment of long-lived assets	11	0
Appreciation in cash surrender value insurance policies	(11)	(11)
Changes in working capital, excluding the effects of acquisitions and dispositions	(181)	(211)
Other, net	12	11

Net cash used in operating activities from continuing operations	(87)	(86)
Discontinued operations	0	107

Net cash (used in) provided by operating activities	(87)	21

Cash flows from investing activities:
Capital expenditures	(114)	(149)
Payments for acquired businesses, net of cash acquired	(2)	0
Proceeds from dispositions of assets	5	2
Other	(1)	(1)
Discontinued operations	0	(3)

Net cash used in investing activities	(112)	(151)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	7	12
Repayment of long-term debt	(24)	(15)
Changes in notes payable and other short-term borrowings, net	11	(1)
Changes in book overdrafts	(22)	(15)
Dividends paid	(44)	(43)
Proceeds from exercises of stock options	28	12
Other	1	(1)

Net cash used in financing activities	(43)	(51)

Effect of exchange rate changes on cash	(4)	8

Decrease in cash and cash equivalents	(246)	(173)

Cash and cash equivalents:
At beginning of period	663	656

At end of period	$417	$483

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. New accounting guidance

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. These provisions are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In January 2013, the company adopted new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The company has presented the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the notes to the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 10 for further information.

In January 2013, the company adopted new accounting guidance regarding additional disclosures for financial instruments that are offset, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 7 for further information.

During the three months ended March 31, 2013, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at March 31, 2013 and December 31, 2012, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three months ended March 31, 2013 and 2012.

In millions	March 31, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$6	$0	$6	$0
Derivatives-liabilities (4)	(3)	0	(3)	0
Cash equivalents	323	323	0	0

Non-recurring fair value measurements:
Long-lived assets held for sale (5)	$17	$0	$0	$17

In millions	December 31, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$3	$0	$3	$0
Derivatives-liabilities (4)	(8)	0	(8)	0
Cash equivalents	564	564	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(4)

Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as NYMEX natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.

(5)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.

Long-lived assets held for sale with a carrying value of $28 million were written down to their estimated fair value of $17 million, resulting in a pre-tax impairment charge attributable to continuing operations of $11 million for the three months ended March 31, 2013. The pre-tax impairment charge is included in cost of sales.

At March 31, 2013, the book value of debt was $2.1 billion and the fair value was estimated to be $2.5 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rates and the stated fixed rates for the company’s long-term debt. The company estimates the fair values of financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4. Restructuring charges

During 2013 and 2012, the company initiated certain restructuring actions related to its Brazilian, European and domestic operations. Restructuring charges incurred during the three months ended March 31, 2013 and 2012 were pursuant to these actions. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 are presented below.

Three months ended March 31, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	6	0	6	7	0	7	13	0	13
Industrial	1	1	2	6	0	6	7	1	8
All other	0	4	4	0	0	0	0	4	4

Total charges	$8	$6	$14	$13	$0	$13	$21	$6	$27

Three months ended March 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	0	1	1	0	0	0	0	1	1
Industrial	4	0	4	0	0	0	4	0	4
All other	0	2	2	0	1	1	0	3	3

Total charges	$5	$4	$9	$0	$1	$1	$5	$5	$10

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2013:

In millions	Employee related	Other	Total
Balance at December 31, 2012	$26	$0	$26
Charges	14	0	14
Payments	(4)	0	(4)

Balance at March 31, 2013	$36	$0	$36

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2013	December 31, 2012
Raw materials	$164	$158
Production materials, stores and supplies	101	97
Finished and in-process goods	424	406

	$689	$661

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Property, plant and equipment is net of accumulated depreciation of:

In millions	March 31, 2013	December 31, 2012
Accumulated depreciation	$3,894	$3,821

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$28	$18	$28	$17
Customer contracts and lists	259	97	261	94
Patents	55	41	60	44
Other – primarily licensing rights	15	8	15	8

	$357	$164	$364	$163

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	March 31, 2013	December 31, 2012
Indefinite-lived intangible assets	$93	$94

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2012 are presented below.

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2013	2012	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income (effective portion)	$3	$(5)	$2	$(8)	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (effective portion)	$(1)	$1	$(3)	$(5)	$0	$0

Loss recognized in earnings [1]	0	0	0	0	(4)	(6)

Total (loss) gain recognized in earnings[2]	$(1)	$1	$(3)	$(5)	$(4)	$(6)

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

The fair values and the effect of derivative instruments on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 are presented below:

	March 31, 2013
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Natural gas hedges	$1	$0	$1	Other current assets
Foreign currency hedges	1	0	1	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	4	0	4	Other current assets

Total assets	$6	$0	$6

Liabilities
Derivatives designated as hedges:
Natural gas hedges	$(1)	$1	$0	Accounts payable
Foreign currency hedges	0	1	1	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(4)	0	(4)	Accounts payable

Total liabilities	$(5)	$2	$(3)

Total derivatives			$3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

	December 31, 2012
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Foreign currency hedges	$0	$(1)	$(1)	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	4	0	4	Other current assets

Total assets	$4	$(1)	$3

Liabilities
Derivatives designated as hedges:
Natural gas hedges	$(4)	$0	$(4)	Accounts payable
Foreign currency hedges	(1)	0	(1)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(4)	1	(3)	Accounts payable

Total liabilities	$(9)	$1	$(8)

Total derivatives			$(5)

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at March 31, 2013 and December 31, 2012 are presented below.

In MMBTU’s
March 31, 2013	December 31, 2012
10	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward hedge agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax gain to be recognized in earnings is $1 million during the next twelve months. As of March 31, 2013, the maximum remaining term of existing hedges was two years. For the three months ended March 31, 2013 and 2012, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with short-term foreign inter-company loans, foreign cash deposits, foreign currency sales and purchases of its international operations, and foreign sales of its U.S. operations. These contracts are used to hedge the variability of exchange rates on the company’s foreign inter-company loans, cash flows and foreign cash deposits.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at March 31, 2013 and December 31, 2012 are presented below.

In millions	March 31, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – not designated as hedges	$202	$235

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $2 million. As of March 31, 2013, the maximum remaining term of existing hedges was one year. For the three months ended March 31, 2013 and 2012, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at March 31, 2013 and December 31, 2012 are presented below.

In millions	March 31, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – designated as hedges	$98	$108

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2013 and 2012 are presented below.

	Three months ended March 31,
In millions	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Service cost – benefits earned during the period	$11	$12	$1	$1
Interest cost on projected benefit obligation	32	33	1	1
Expected return on plan assets	(72)	(73)	0	0
Amortization of prior service cost (income)	1	0	0	(1)
Amortization of net actuarial loss	8	13	0	0

Net periodic benefit (income) cost	$(20)	$(15)	$2	$1

Net periodic benefit (income) cost – continuing operations	$(20)	$(16)	$2	$1

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended March 31, 2013. However, the company expects to contribute $2 million to the funded non-U.S. plans in 2013.

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

	Three Months Ended March 31,
In millions	2013	2012
Anti-dilutive shares	3	2

10. Equity

Changes in equity for the three months ended March 31, 2013 and 2012 are as follows:

Three months ended March 31, 2013

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at December 31, 2012	175.4	$2	$3,234	$308	$(184)	$18	$3,378

Net income	0	0	0	11	0	1	12
Other comprehensive loss	0	0	0	0	(10)	0	(10)
Dividends declared	0	0	0	(44)	0	0	(44)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0.2	0	4	0	0	0	4
Exercises of stock options	1.3	0	32	0	0	0	32

Balance at March 31, 2013	176.9	$2	$3,270	$275	$(194)	$18	$3,371

Three months ended March 31, 2012

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests	Total equity
Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

Net income	0	0	0	49	0	1	50
Other comprehensive income	0	0	0	0	40	0	40
Dividends declared	0	0	0	(43)	0	0	(43)
Non-controlling interests distribution	0	0	0	0	0	0	0
Purchase of non-controlling interests	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	(7)	0	0	0	(7)
Exercises of stock options	0.6	0	14	0	0	0	14

Balance at March 31, 2012	172.8	$2	$3,156	$298	$(225)	$20	$3,251

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 and 2012 are as follows:

Three months ended March 31, 2013

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(22)	0	3	(19)
Amounts reclassified from accumulated other comprehensive income (loss)	0	6	3	9

Other comprehensive (loss) income, net	(22)	6	6	(10)

Balance as of March 31, 2013	$3	$(199)	$2	$(194)

Three months ended March 31, 2012

In millions
Balance as of December 31, 2011	$50	$(307)	$(8)	$(265)
Other comprehensive income (loss) before reclassifications	41	0	(9)	32
Amounts reclassified from accumulated other comprehensive income (loss)	0	7	3	10
Other	0	(2)	0	(2)

Other comprehensive income (loss), net	41	5	(6)	40

Balance as of March 31, 2012	$91	$(302)	$(14)	$(225)

[1]	All amounts are net of tax.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statements of operations
	Three months ended
In millions	March 31, 2013	March 31, 2012
Derivative instruments
Foreign currency cash flow hedges	$(1)	$1	Net sales
Natural gas cash flow hedges	(3)	(5)	Cost of sales

Total before tax	(4)	(4)
Tax benefit	1	1

Total, net of tax	$(3)	$(3)

Amortization of pension and other benefit plan items
Prior service (cost) income	$(1)	$1	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(8)	(13)	Cost of sales and selling, general and administrative expenses

Total before tax	(9)	(12)
Tax benefit	3	5

Total, net of tax	$(6)	$(7)

Total reclassifications for the period, net of tax	$(9)	$(10)

11. Segment information

MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. In Brazil, the integrated business includes forestlands, paperboard mill production and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

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

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains and losses, interest expense and income, results from non-controlling interests, certain legal settlements, and gains and losses on certain asset sales.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three months ended March 31, 2013 and 2012 are as follows:

Three months ended March 31, 2013

	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$760	$1	$761	$40
Home, Health & Beauty	188	0	188	3
Industrial	132	0	132	11
Specialty Chemicals	226	0	226	49
Community Development and Land Management	38	1	39	16

Total	1,344	2	1,346	119
Corporate and Other	0	0	0	(109)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(2)	(2)	0

Consolidated totals	$1,344	$0	$1,344	$11

Three months ended March 31, 2012

	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$747	$0	$747	$63
Home, Health & Beauty	200	0	200	12
Industrial	114	0	114	19
Specialty Chemicals	207	0	207	58
Community Development and Land Management	45	1	46	14

Total	1,313	1	1,314	166
Corporate and Other	0	0	0	(86)
Non-controlling interests	0	0	0	1
Intersegment eliminations	0	(1)	(1)	0

Consolidated totals	$1,313	$0	$1,313	$81

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2013, MeadWestvaco had recorded liabilities of approximately $6 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

from the litigation, including settlement costs, have not been significant. As of March 31, 2013, there were about 500 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2013, the company had recorded litigation liabilities of approximately $37 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13. Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2013 and 2012:

In millions	Three months ended March 31,
	2013	2012
Interest income	$2	$4
Foreign currency exchange losses	(3)	0
Other[1]	5	6

	$4	$10

[1]

For the three months ended March 31, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and the fourth quarter of 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

14. Dispositions

Consumer & Office Products

On May 1, 2012, MeadWestvaco completed the spin-off of its C&OP business and subsequent merger of that business with ACCO Brands Corporation. For the three months ended March 31, 2012, the operating results of the C&OP business are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business, including the debt obligations discussed above, were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $15 million decrease to consolidated shareholders’ equity as of May 1, 2012.

There were no discontinued operations reported in the consolidated statement of operations for the three months ended March 31, 2013. The following table shows the major categories for discontinued operations in the consolidated statement of operations for the three months ended March 31, 2012:

In millions, except per share amounts	Three months ended March 31, 2012
Net sales	$107

Cost of sales	73
Selling, general and administrative expenses	36
Interest expense	3
Other income, net	(2)

Loss before income taxes	(3)

Income tax benefit	2

Net loss	$(1)

Net loss per share
Basic	$(0.01)
Diluted	$(0.01)

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheets at March 31, 2013 and December 31, 2012.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

15. Income taxes

For the three months ended March 31, 2013 and 2012, the effective tax rates attributable to continuing operations were as follows:

	Three months ended March 31,
	2013	2012
Effective tax rate (benefit) provision	(9)%	37%

The differences in the effective tax rates for the three months ended March 31, 2013 and 2012 compared to statutory rates are primarily due to discrete items, as well as from the mix and levels between domestic and foreign earnings. For the three months ended March 31, 2013, the discrete items include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013.

During the three months ended March 31, 2013, there were no significant changes to the company’s uncertain tax positions.

In the fourth quarter of 2012, the company made the decision to claim $33 million of cellulosic biofuel producer credits (“CBPC”) in exchange for the repayment of $15 million of alternative fuel mixture credits (“AFMC”) received from excise tax filings during 2009 and 2010. In order to claim additional CBPC credits, the company was required to submit claims to the Internal Revenue Service for the exchange of AFMC for CBPC by March 15, 2013. The company decided not to submit any additional claims.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2013, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported income from continuing operations attributable to the company of $11 million, or $0.06 per share, compared to $50 million, or $0.29 per share, for the three months ended March 31, 2012. The results from continuing operations attributable to the company for the three months ended March 31, 2013 include after-tax restructuring charges of $18 million, or $0.10 per share. The results from continuing operations attributable to the company for the three months ended March 31, 2012 include after-tax restructuring charges of $7 million, or $0.04 per share.

Sales increased 2% to $1.34 billion for the three months ended March 31, 2013 compared to $1.31 billion for the three months ended March 31, 2012. Sales growth in 2013 was driven by higher volumes in targeted markets for food, tobacco, industrial, personal care and healthcare packaging, as well as increased volumes of higher value specialty chemical solutions. The company’s sales in 2013 also reflect contribution from the corrugated business in India (Ruby Macons) and the pine chemicals business in Brazil (Resitec), both acquired during the fourth quarter of 2012. These benefits were partially offset by unseasonably cool and wet weather in key regions which negatively impacted demand for beverage and home and garden packaging, as well as asphalt additives. In addition, unfavorable economic conditions in Europe led to declines in beauty and personal care folding carton volumes compared to 2012. Revenues from emerging markets comprise about 29% of the company’s total sales and increased 15% compared to 2012.

Pre-tax earnings on a continuing operations basis from the company’s segments in total were $119 million for the three months ended March 31, 2013 compared to $166 million for the three months ended March 31, 2012. The year-over-year decline was primarily due to operational challenges related to outages at certain paperboard mills and specialty chemical refineries, as well as higher input cost inflation and unfavorable foreign currency exchange compared to 2012. Unseasonably cool and wet weather in key regions negatively impacted volumes of beverage and home and garden packaging, as well as asphalt additives, and lower consumer confidence and spending in Europe continued to negatively impact beauty and personal care folding carton volumes. Industrial packaging results in Brazil were above the company’s expectations, but declined year-over-year primarily due to inflation and unfavorable foreign currency exchange.

OUTLOOK

Looking ahead to the second quarter of 2013, MWV expects earnings to be lower compared to prior year levels on a continuing operations basis. The company expects continued momentum with its profitable growth strategies to drive volume improvement across its targeted packaging and specialty chemicals businesses. In addition, the company is expecting to generate product pricing improvement and to benefit from its recent acquisitions in the Industrial and Specialty Chemicals segments. These benefits are expected to be more than offset by costs related to a planned major cold outage at the Covington, Virginia paperboard mill, which is expected to negatively impact pre-tax earnings by about $20 million, as well as lower land sales.

As announced with the company’s first quarter earnings release on April 30, 2013, the company is accelerating certain actions to improve margins in its Home, Health & Beauty segment, reduce enterprise-wide overhead costs and explore strategic options to maximize and unlock the value of the Community Development and Land Management segment.

To improve margins in the Home, Health & Beauty segment, the company will exit the beauty and personal care folding carton businesses in Europe and Brazil. In Europe, the company is assessing strategic options to accomplish an exit through the sale of this business. In Brazil, the company will repurpose its folding carton operation during the second half of 2013 to manufacture high value, differentiated beauty and personal care dispensing products to meet significant market growth opportunities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company is also undertaking an enterprise-wide overhead cost reduction plan, which is expected to result in annual cost savings between $65 million and $75 million in 2014. To achieve these savings, the company is refocusing and streamlining its operations, as well as consolidating general and administrative support across the organization. A substantial portion of these actions will be completed this year and the company expects benefits of $25 million to $30 million to be achieved in 2013.

The company continues to make progress in evaluating opportunities to unlock the value in its land management business. At the end of 2012, as market fundamentals improved and the business achieved a number of positive developments, the company retained advisors to assist in evaluating options to maximize the value of its forestland holdings, properties with mineral rights, and development properties in the Charleston, South Carolina region.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2013 and 2012 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended March 31,
	2013	2012
Net sales	$1,344	$1,313

Cost of sales	1,129	1,040
Selling, general and administrative expenses	168	161
Interest expense	40	41
Other income, net	(4)	(10)

Income from continuing operations before income taxes	11	81
Income tax (benefit) provision	(1)	30

Income from continuing operations	12	51
Loss from discontinued operations, net of income taxes	0	(1)

Net income	12	50
Less: Net income attributable to non-controlling interests, net of income taxes	1	1

Net income attributable to the company	$11	$49

Income from continuing operations attributable to the company	$11	$50

Net income per share attributable to the company – basic:
Income from continuing operations	$0.06	$0.30
Loss from discontinued operations	0.00	(0.01)

Net income attributable to the company	$0.06	$0.29

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.06	$0.29
Loss from discontinued operations	0.00	(0.01)

Net income attributable to the company	$0.06	$0.28

Shares used to compute net income per share attributable to the company:
Basic	176.4	171.9
Diluted	179.4	175.3

Sales increased 2% to $1.34 billion for the three months ended March 31, 2013 compared to $1.31 billion for the three months ended March 31, 2012. Sales growth in 2013 was driven by higher volumes in targeted markets for food, tobacco, industrial, personal care and healthcare packaging, as well as increased volumes of higher value specialty chemical solutions. The company’s sales in 2013 also reflect contribution from the corrugated business in India (Ruby Macons) and the pine chemicals business in Brazil (Resitec), both acquired during the fourth quarter of 2012. These benefits were partially offset by unseasonably cool and wet weather which negatively impacted demand for beverage and home and garden packaging, as well as asphalt additives. In addition, unfavorable economic conditions in Europe led to declines in beauty and personal care folding carton volumes compared to 2012. Revenues from emerging markets comprise about 29% of the company’s total sales and increased 15% compared to 2012. Refer to the individual segment discussions below for detailed sales information for each segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Cost of sales was $1.13 billion for the three months ended March 31, 2013 compared to $1.04 billion for the three months ended March 31, 2012. During 2013, incremental expense associated with the recent acquisitions of Ruby Macons and Resitec and the negative impacts associated with planned and unplanned maintenance outages at certain paperboard mills and specialty chemicals facilities drove higher cost of sales compared to 2012. In addition, in 2013, input costs for energy, raw materials and freight were $11 million higher compared to 2012.

Selling, general and administrative expenses were $168 million for the three months ended March 31, 2013 compared to $161 million for the three months ended March 31, 2012. In 2013, increased expenses were driven by costs associated with investments in new product development and commercial capabilities, as well as from incremental expense associated with the recent acquisitions of Ruby Macons and Resitec.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2013 and 2012 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended March 31, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	6	0	6	7	0	7	13	0	13
Industrial	1	1	2	6	0	6	7	1	8
All other	0	4	4	0	0	0	0	4	4

Total charges	$8	$6	$14	$13	$0	$13	$21	$6	$27

Three months ended March 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	0	1	1	0	0	0	0	1	1
Industrial	4	0	4	0	0	0	4	0	4
All other	0	2	2	0	1	1	0	3	3

Total charges	$5	$4	$9	$0	$1	$1	$5	$5	$10

Pension income was $20 million and $16 million for the three months ended March 31, 2013 and 2012, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net is comprised of the following for the three months ended March 31, 2013 and 2012:

In millions	Three months ended March 31,
	2013	2012
Interest income	$2	$4
Foreign currency exchange losses	(3)	0
Other [1]	5	6

	$4	$10

[1]

For the three months ended March 31, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and the fourth quarter of 2012.

Interest expense from continuing operations was $40 million for the three months ended March 31, 2013 and was comprised of $31 million related to bond and bank debt, $6 million related to borrowings on insurance policies and $3 million related to other items. Interest expense from continuing operations was $41 million for the three months ended March 31, 2012 and was comprised of $32 million related to bond and bank debt, $6 million related to borrowings on insurance policies and $3 million related to other items.

For the three months ended March 31, 2013, the effective tax rate benefit attributable to continuing operations was approximately 9%. For the three months ended March 31, 2012, the effective tax rate attributable to continuing operations was approximately 37%. The differences in the effective tax rates for the three months ended March 31, 2013 and 2012 compared to statutory rates are primarily due to discrete items, as well as from the mix and levels between domestic and foreign earnings. For the three months ended March 31, 2013, the discrete items include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Food & Beverage

In millions	Three months ended March 31,
	2013	2012
Sales	$761	$747
Profit (1)	40	63

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Food & Beverage segment were $761 million and $747 million for the three months ended March 31, 2013 and 2012, respectively. Sales increased in 2013 primarily due to overall paperboard volume growth, including gains in higher value food and tobacco packaging. These volume gains were partially offset by volume declines in beverage packaging due to unseasonably cool weather in key regions, as well as from lower pricing in general folding carton grades and product mix impact from the decline in beverage packaging compared to 2012.

Profit for the Food & Beverage segment was $40 million and $63 million for the three months ended March 31, 2013 and 2012, respectively. Profit decline in 2013 was driven by $14 million from unfavorable pricing and product mix, $9 million from inflation, $8 million of higher costs from mill maintenance outages, and $2 million from unfavorable foreign currency exchange compared to 2012. These declines were partially offset by $7 million from favorable productivity and $3 million from other favorable items compared to 2012.

Home, Health & Beauty

In millions	Three months ended March 31,
	2013	2012
Sales	$188	$200
Profit (1)	3	12

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Home, Health & Beauty segment were $188 million and $200 million for the three months ended March 31, 2013 and 2012, respectively. Sales decreased in 2013 primarily due to lower than expected volumes in home and garden packaging as well as beauty and personal care folding carton packaging in Europe and Brazil. Unseasonably cool and wet weather in North America delayed the start of the home improvement and lawn and garden season which negatively impacted home and garden volumes, while continued negative economic conditions in Europe impacted demand for beauty and personal care folding carton packaging. These negative impacts were partially offset by gains in higher value beauty and personal care products, including fine mist dispensers and caps and closures. Healthcare packaging sales also increased from continued gains in medical dispensers.

Profit for the Home, Health & Beauty segment was $3 million and $12 million for the three months ended March 31, 2013 and 2012, respectively. Profit decline in 2013 was driven by $4 million from inflation, $2 million from lower volumes, $2 million from unfavorable pricing and product mix, and $2 million from unfavorable productivity compared to 2012. These declines were partially offset by $1 million from other favorable items compared to 2012.

Industrial

In millions	Three months ended March 31,
	2013	2012
Sales	$132	$114
Profit (1)	11	19

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. In Brazil, the integrated business includes forestlands, paperboard mill production and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for the domestic fresh produce growers. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the material to corrugated packaging at five box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

Sales for the Industrial segment were $132 million and $114 million for the three months ended March 31, 2013 and 2012, respectively. In 2013, volume growth within its corrugated packaging solutions for targeted meat, produce, household goods and raw material markets, as well as improved pricing and product mix, drove the year-over-year sales increase. In addition, sales in 2013 reflect the benefits from the recently acquired corrugated business in India. These benefits were partially offset by unfavorable foreign currency exchange compared to 2012.

Profit for the Industrial segment was $11 million and $19 million for the three months ended March 31, 2013 and 2012, respectively. Profit decline in 2013 was driven by $9 million from inflation, $4 million from unfavorable productivity and $2 million from unfavorable foreign currency exchange compared to 2012. These declines were partially offset by $5 million from improved pricing and product mix, $1 million from higher volumes and $1 million profit contribution from the recently acquired corrugated business in India and other favorable items compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended March 31,
	2013	2012
Sales	$226	$207
Profit (1)	49	58

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Specialty Chemicals segment were $226 million and $207 million for the three months ended March 31, 2013 and 2012, respectively. Sales growth in 2013 was driven by continued volume growth in higher value end markets for pine chemicals, including adhesives and oilfield solutions as well as carbon technologies. Contribution from the recently acquired pine chemicals business in Brazil also drove year-over-year sales growth. Unseasonably wet weather negatively impacted demand for asphalt additives, which partially offset the above gains for 2013.

Profit for the Specialty Chemicals segment was $49 million and $58 million for the three months ended March 31, 2013 and 2012, respectively. Profit decline in 2013 was driven by $9 million from higher growth investments and unfavorable productivity, $6 million from planned and unplanned maintenance outages at the segments pine chemicals and carbon facilities, and $1 million from unfavorable pricing and product mix compared to 2012. These declines were partially offset by $5 million from higher volumes and a $2 million contribution from the recently acquired pine chemicals business in Brazil and other favorable items compared to 2012.

Community Development and Land Management

In millions	Three months ended March 31,
	2013	2012
Sales	$39	$46
Profit (1)	16	14

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and results from non-controlling interests.

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

Sales for the Community Development and Land Management segment were $39 million for the three months ended March 31, 2013 compared to $46 million for the three months ended March 31, 2012. The segment sold approximately 11,300 acres for gross proceeds of approximately $20 million in 2013 compared to approximately 13,000 acres for gross proceeds of $22 million in 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Community Development and Land Management segment was $16 million for the three months ended March 31, 2013 compared to $14 million for the three months ended March 31, 2012. Profit from real estate activities was $11 million in 2013 compared to $9 million in 2012. Profit from forestry operations and leasing activities was $5 million in each of the three months ended March 31, 2013 and 2012.

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

Cash and cash equivalents totaled $417 million at March 31, 2013, of which 71% was held in the U.S. with the remaining portions of 12% in Europe, 7% in Brazil and 10% in other foreign jurisdictions. Of the company’s cash and cash equivalents held in the U.S. and Europe, approximately 71% are invested in U.S. government securities at March 31, 2013. Management continuously evaluates deposit concentrations and monitors the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

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

Operating activities

Cash used in operating activities from continuing operations was $87 million for the three months ended March 31, 2013 compared to $86 million for the three months ended March 31, 2012, reflecting a combination of a seasonably low sales period for the company and a build in inventories for forthcoming peak selling periods across many of the company’s packaging and specialty chemicals end markets. Cash provided by operating activities from discontinued operations was $107 million for the three months ended March 31, 2012.

Investing activities

Cash used in investing activities from continuing operations was $112 million for the three months ended March 31, 2013 compared to $148 million for the three months ended March 31, 2012. Cash used in investing activities from continuing operations for the three months ended March 31, 2013 was driven by capital expenditures of $114 million, and other uses of funds of $3 million, partially offset by proceeds from dispositions of assets of $5 million. Cash used in investing activities from continuing operations for the three months ended March 31, 2012 was driven by capital expenditures of $149 million and other uses of funds of $1 million, partially offset by proceeds from dispositions of assets of $2 million. Cash used in investing activities from discontinued operations was $3 million for the three months ended March 31, 2012.

Total capital spending in 2013 is expected to range from $475 million to $525 million, with the $50 million range representing discretionary growth capital that will be deployed opportunistically depending on market developments. Capital spending in 2013 associated with the construction of the biomass boiler at the Covington paperboard mill is expected to be about $100 million. The remaining capital spending associated with the expansion of the corrugated packaging business in Brazil is not expected to be significant in 2013. Capital spending related to certain growth and productivity initiatives, as well as maintenance capital and environmental compliance is expected to range from $375 million to $425 million in 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Financing activities

Cash used in financing activities from continuing operations was $43 million for the three months ended March 31, 2013 compared to $51 million for the three months ended March 31, 2012. Cash used in financing activities from continuing operations for the three months ended March 31, 2013 was driven by dividend payment of $44 million, repayment of long-term debt of $24 million and other uses of funds of $21 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2013 included proceeds from exercises of employee stock options of $28 million, proceeds from notes payable and other short-term borrowings of $11 million and proceeds from the issuance of long-term debt of $7 million. Cash used in financing activities from continuing operations for the three months ended March 31, 2012 was driven by dividend payments of $43 million, repayment of long-term debt of $15 million and other uses of funds of $17 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2012 included proceeds from exercises of employee stock options of $12 million and proceeds from issuance of long-term debt of $12 million.

MeadWestvaco has a $600 million five-year revolving credit facility and a $250 million five-year term loan facility (collectively the “Credit Facilities”) with a syndicate of banks. The Credit Facilities are scheduled to expire on January 30, 2017. The principal purpose of the Credit Facilities is to obtain funds for general corporate purposes. The company borrowed $250 million in 2012 from the term loan facility bearing interest at a rate approximating LIBOR plus a margin. The company is using these funds to complete certain capital projects and to invest in its profitable growth initiatives. The balance outstanding for the term loan facility was $238 million at March 31, 2013. The $600 million revolving credit facility was undrawn at March 31, 2013. The Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of March 31, 2013.

In connection with the company’s expansion in Brazil, the company has a bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Borrowings from this facility have been completed and principal payments commenced in 2013 with final maturity in 2020. The balance outstanding at March 31, 2013 was approximately R$278 million (USD equivalent of approximately $138 million).

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $4 million for the three months ended March 31, 2013 compared to a favorable impact of $8 million for the three months ended March 31, 2012.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% at March 31, 2013 and December 31, 2012.

On April 22, 2013, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on June 3, 2013, to shareholders of record at the close of business on May 2, 2013.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $37 million and $62 million in environmental capital

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

expenditures in 2013 and 2014, respectively. Approximately $48 million was spent on environmental capital projects in 2012. Included in the 2013 and 2014 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2013 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2013, MeadWestvaco had recorded liabilities of approximately $6 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $5 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2013, there were about 500 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2013, the company had recorded litigation liabilities of approximately $37 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2012. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING GUIDANCE

In March 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. These provisions are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In January 2013, the company adopted new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The company has presented the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the notes to the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 10 for further information

In January 2013, the company adopted new accounting guidance regarding additional disclosures for financial instruments that are offset including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 7 for further information

During the three months ended March 31, 2013, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to execute its plans to divest or otherwise realize the greater value associated with its land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2012, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2012. There was no material change in the company’s exposure to market risk from December 31, 2012 to March 31, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2013, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2013, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2013, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	EXHIBITS

10.44	MeadWestvaco 2005 Performance Incentive Plan Amended and Restated Effective February 25, 2013, previously filed as Exhibit 10.1 to the company’s Form 8-K on April 25, 2013, and incorporated herein by reference.

10.45	Summary of MeadWestvaco Corporation 2013 Annual Incentive Plan

10.46	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

May 6, 2013	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer