Form 10-Q
period 2013-06-30
MEADWESTVACO Corp
filed 2013-08-05
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

At July 26, 2013, there were 177,543,369 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,434	$1,423	$2,778	$2,736

Cost of sales	1,171	1,098	2,300	2,138
Selling, general and administrative expenses	160	179	328	340
Interest expense	39	35	79	76
Other income, net	(7)	(7)	(11)	(17)

Income from continuing operations before income taxes	71	118	82	199
Income tax provision	7	38	6	68

Income from continuing operations	64	80	76	131
Income from discontinued operations, net of income taxes	4	10	4	9

Net income	68	90	80	140
Less: Net (loss) income attributable to non-controlling interests, net of income taxes	(3)	2	(2)	3

Net income attributable to the company	$71	$88	$82	$137

Income from continuing operations attributable to the company	$67	$78	$78	$128

Net income per share attributable to the company – basic:
Income from continuing operations	$0.38	$0.45	$0.44	$0.74
Income from discontinued operations	0.02	0.06	0.02	0.05

Net income attributable to the company	$0.40	$0.51	$0.46	$0.79

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.37	$0.44	$0.44	$0.73
Income from discontinued operations	0.02	0.06	0.02	0.05

Net income attributable to the company	$0.39	$0.50	$0.46	$0.78

Shares used to compute net income per share attributable to the company:
Basic	177.5	173.6	177.0	172.8
Diluted	180.3	176.7	179.8	176.2

Cash dividends per share	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$68	$90	$80	$140

Other comprehensive loss, net of tax:
Foreign currency translation	(68)	(105)	(90)	(64)
Adjustments related to pension and other benefit plans	39	37	45	42
Net unrealized (loss) gain on derivative instruments	(2)	8	4	2

Other comprehensive loss, net of tax	(31)	(60)	(41)	(20)

Comprehensive income	37	30	39	120
Less: Comprehensive (loss) income attributable to non-controlling interests	(3)	2	(2)	3

Comprehensive income attributable to the company	$40	$28	$41	$117

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$431	$663
Accounts receivable, net	690	607
Inventories	664	661
Other current assets	148	135

Current assets	1,933	2,066

Property, plant, equipment and forestlands, net	3,680	3,740
Prepaid pension asset	1,367	1,258
Goodwill	714	719
Other assets	1,107	1,125

	$8,801	$8,908

LIABILITIES AND EQUITY
Accounts payable	$574	$597
Accrued expenses	450	446
Notes payable and current maturities of long-term debt	88	63

Current liabilities	1,112	1,106

Long-term debt	2,049	2,100
Other long-term obligations	1,271	1,298
Deferred income taxes	1,051	1,026

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2013 – 177,367,771 (2012 – 175,437,280)	2	2
Additional paid-in capital	3,275	3,234
Retained earnings	257	308
Accumulated other comprehensive loss	(225)	(184)

Total shareholders’ equity	3,309	3,360
Non-controlling interests	9	18

Total equity	3,318	3,378

	$8,801	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$80	$140
Discontinued operations	(4)	(9)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	195	183
Deferred income taxes	2	3
Gain on sales of assets, net	(3)	0
Pension income, net of a settlement charge of $17 million in 2013	(27)	(34)
Impairment of long-lived assets	13	0
Appreciation in cash surrender value insurance policies	(14)	(13)
Changes in working capital, excluding the effects of acquisitions and dispositions	(146)	(250)
Other, net	16	(9)

Net cash provided by operating activities from continuing operations	112	11
Discontinued operations	0	103

Net cash provided by operating activities	112	114

Cash flows from investing activities:
Capital expenditures	(230)	(323)
Payments for acquired businesses, net of cash acquired	(2)	0
Proceeds from dispositions of assets	9	5
Contributions to joint ventures	(3)	(6)
Other	(2)	0
Discontinued operations	0	(62)

Net cash used in investing activities	(228)	(386)

Cash flows from financing activities:
Proceeds from debt instruments related to C&OP business spin-off	0	460
Repayment of long-term debt	(48)	(253)
Proceeds from the issuance of long-term debt	7	25
Changes in notes payable and other short-term borrowings, net	25	(1)
Changes in book overdrafts	(21)	(13)
Dividends paid	(88)	(86)
Proceeds from exercises of stock options	36	24
Purchase of non-controlling interest	(13)	0
Other	2	1

Net cash (used in) provided by financing activities	(100)	157

Effect of exchange rate changes on cash	(16)	(10)

Decrease in cash and cash equivalents	(232)	(125)

Cash and cash equivalents:
At beginning of period	663	656

At end of period	$431	$531

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

During the six months ended June 30, 2013, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at June 30, 2013 and December 31, 2012, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and six months ended June 30, 2013 and 2012.

In millions	June 30, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$5	$0	$5	$0
Derivatives-liabilities (4)	(2)	0	(2)	0
Cash equivalents	352	352	0	0

Non-recurring fair value measurements:
Long-lived assets held for sale (5)	$24	$0	$0	$24

In millions	December 31, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$3	$0	$3	$0
Derivatives-liabilities (4)	(8)	0	(8)	0
Cash equivalents	564	564	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(4)

Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as New York Mercantile Exchange (“NYMEX”) natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.

(5)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.

Long-lived assets held for sale with a carrying value of $37 million were written down to their estimated fair value of $24 million, resulting in pre-tax impairment charges attributable to continuing operations of $2 million for the three months ended June 30, 2013 and $13 million for the six months ended June 30, 2013. The pre-tax impairment charges are included in cost of sales.

At June 30, 2013, the book value of debt was $2.1 billion and the fair value was estimated to be $2.3 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of these financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4.	Restructuring charges

During 2013 and 2012, the company initiated certain restructuring actions related to its Brazilian, European and domestic operations. Restructuring charges incurred during the three and six months ended June 30, 2013 and 2012 were pursuant to these actions. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 are presented below.

Three months ended June 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$(1)	$2	$1	$0	$0	$0	$(1)	$2	$1
Home, Health & Beauty	(1)	1	0	(2)	0	(2)	(3)	1	(2)
Industrial	1	0	1	(1)	0	(1)	0	0	0
Specialty Chemicals	0	0	0	6	0	6	6	0	6

Total charges	$(1)	$3	$2	$3	$0	$3	$2	$3	$5

Three months ended June 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Home, Health & Beauty	$4	$0	$4	$0	$0	$0	$4	$0	$4
Industrial	2	0	2	0	0	0	2	0	2

Total charges	$6	$0	$6	$0	$0	$0	$6	$0	$6

Six months ended June 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$0	$0	$0	$0	$3	$3
Home, Health & Beauty	5	1	6	5	0	5	10	1	11
Industrial	2	1	3	5	0	5	7	1	8
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	0	0	0	4	4

Total charges	$7	$9	$16	$16	$0	$16	$23	$9	$32

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	2	2	0	1	1	0	3	3

Total charges	$11	$4	$15	$0	$1	$1	$11	$5	$16

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2013:

In millions	Employee related	Other	Total
Balance at December 31, 2012	$26	$0	$26
Charges	16	0	16
Payments	(6)	0	(6)

Balance at June 30, 2013	$36	$0	$36

5.	Inventories and property, plant and equipment

Inventories consist of:

In millions	June 30, 2013[1]	December 31, 2012
Raw materials	$172	$158
Production materials, stores and supplies	101	97
Finished and in-process goods	391	406

	$664	$661

[1]

For the three months ended June 30, 2013, cost of sales includes charges of $10 million primarily related to write-offs of inventories overstated in the fourth quarter of 2012 and first quarter of 2013 associated with difficulties encountered following a system implementation at the company’s paperboard mill in Covington, Virginia. The aforementioned adjustments were deemed to be immaterial to the company’s consolidated financial statements for the current period, first quarter of 2013 and the fourth quarter of 2012.

Property, plant and equipment is net of accumulated depreciation of:

In millions	June 30, 2013	December 31, 2012
Accumulated depreciation	$3,944	$3,821

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$28	$19	$28	$17
Customer contracts and lists	260	102	261	94
Patents	55	41	60	44
Other – primarily licensing rights	14	8	15	8

	$357	$170	$364	$163

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	June 30, 2013	December 31, 2012
Trademarks and tradenames	$94	$94

7.	Financial instruments

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended June 30, 2013 and 2012 is presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2013	2012	2013	2012	2013	2012
(Loss) gain recognized in other comprehensive income (effective portion)	$(2)	$6	$(2)	$2	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$0	$1	$0	$(5)	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	6	(6)

Total gain (loss) recognized in earnings[2]	$0	$1	$0	$(5)	$6	$(6)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 is presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2013	2012	2013	2012	2013	2012
Gain (loss) recognized in other comprehensive income (effective portion)	$1	$1	$0	$(6)	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(1)	$2	$(3)	$(10)	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	2	(12)

Total (loss) gain recognized in earnings[2]	$(1)	$2	$(3)	$(10)	$2	$(12)

[1]

Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.

[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The fair values and the effect of derivative instruments on the consolidated balance sheets as of June 30, 2013 and December 31, 2012 are presented below:

	June 30, 2013
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives not designated as hedges:
Foreign currency derivatives	5	0	5	Other current assets

Total assets	$5	$0	$5

Liabilities
Derivatives not designated as hedges:
Foreign currency derivatives	(2)	0	(2)	Accounts payable

Total liabilities	$(2)	$0	$(2)

Total derivatives			$3

	December 31, 2012
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Foreign currency hedges	$0	$(1)	$(1)	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	4	0	4	Other current assets

Total assets	$4	$(1)	$3

Liabilities
Derivatives designated as hedges:
Natural gas hedges	$(4)	$0	$(4)	Accounts payable
Foreign currency hedges	(1)	0	(1)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(4)	1	(3)	Accounts payable

Total liabilities	$(9)	$1	$(8)

Total derivatives			$(5)

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on NYMEX natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at June 30, 2013 and December 31, 2012 are presented below.

In MMBTU’s
June 30, 2013	December 31, 2012
9	11

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward hedge agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The pre-tax loss to be recognized in earnings during the next twelve months is not significant. As of June 30, 2013, the maximum remaining term of existing hedges was two years. For the three and six months ended June 30, 2013 and 2012, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with short-term foreign inter-company loans, foreign cash deposits, foreign currency sales and purchases of its international operations, and foreign sales of its U.S. operations.

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at June 30, 2013 and December 31, 2012 are presented below.

In millions	June 30, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – not designated as hedges	$199	$235

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss and realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. There is no estimated pre-tax gain or loss to be recognized in earnings during the next twelve months. As of June 30, 2013, the maximum remaining term of existing hedges was one year. For the three and six months ended June 30, 2013 and 2012, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at June 30, 2013 and December 31, 2012 are presented below.

In millions	June 30, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – designated as hedges	$86	$108

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended June 30, 2013 and 2012 are presented below.

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Service cost – benefits earned during the period	$10	$10	$1	$1
Interest cost on projected benefit obligation	30	33	2	1
Expected return on plan assets	(72)	(73)	0	0
Amortization of prior service cost (income)	1	1	(1)	0
Amortization of net actuarial loss	7	12	0	0
Curtailment gain	0	(21)	0	(13)
Settlement loss	17	0	0	0

Net periodic benefit (income) cost	$(7)	$(38)	$2	$(11)

Net periodic benefit (income) cost – continuing operations	$(7)	$(18)	$2	$2

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the six months ended June 30, 2013 and 2012 are presented below.

	Six months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Service cost – benefits earned during the period	$21	$22	$2	$2
Interest cost on projected benefit obligation	62	66	3	2
Expected return on plan assets	(144)	(146)	0	0
Amortization of prior service cost (income)	2	1	(1)	(1)
Amortization of net actuarial loss	15	25	0	0
Curtailment gain	0	(21)	0	(13)
Settlement loss	17	0	0	0

Net periodic benefit (income) cost	$(27)	$(53)	$4	$(10)

Net periodic benefit (income) cost – continuing operations	$(27)	$(34)	$4	$3

Curtailment recognition

Pursuant to the spin-off of the Consumer & Office Products (“C&OP”) business on May 1, 2012, pre-tax curtailment gains of $34 million related to the U.S. qualified retirement and post-retirement plans were recorded within income from discontinued operations, net of income taxes in the consolidated statements of operations for both the three and six months ended June 30, 2012.

Plan assets and liabilities of certain U.S. qualified retirement and post retirement plans were re-measured at May 1, 2012 using a discount rate of 4.25% and 3.75%, respectively, resulting in a net increase to the respective plans’ funded status for which the company recorded a gain of $30 million pre-tax ($18 million after-tax) in other comprehensive income for the three and six months ended June 30, 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Settlement recognition

On April 15, 2013, the company completed a program that allowed vested former employees who terminated service with the company on or before November 30, 2012 with the option to receive their pension benefit in a single lump sum which was funded from assets included in the U.S. qualified plans. Benefit payments pursuant to the lump sum program totaled approximately $415 million and resulted in a pre-tax settlement charge of $17 million.

As a result of the lump sum settlement, the assets and liabilities of the U.S. qualified pension plans were re-measured at May 1, 2013 and June 30, 2013 using a discount rate of 4.00% and 4.80%, respectively, resulting in a net increase to the plans’ funded status for which the company recorded a gain of $38 million pre-tax ($23 million after-tax) in other comprehensive income for the three and six months ended June 30, 2013.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three and six months ended June 30, 2013. However, the company expects to contribute $2 million to the funded non-U.S. plans in 2013.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares	1	2	2	2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Equity

Changes in equity for the three months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at March 31, 2013	176.9	$2	$3,270	$275	$(194)	$18	$3,371

Net income	0	0	0	71	0	(3)	68
Other comprehensive loss	0	0	0	0	(31)	0	(31)
Dividends declared	0	0	0	(89)	0	0	(89)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Share-based employee compensation	0	0	2	0	0	0	2
Exercises of stock options	0.5	0	11	0	0	0	11

Balance at June 30, 2013	177.4	$2	$3,275	$257	$(225)	$9	$3,318

Three months ended June 30, 2012	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at March 31, 2012	172.8	$2	$3,156	$298	$(225)	$20	$3,251

Net income	0	0	0	88	0	2	90
Other comprehensive loss	0	0	0	0	(60)	0	(60)
Dividends declared	0	0	0	(87)	0	0	(87)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0	0	11	0	0	0	11
Exercises of stock options	0.7	0	12	0	0	0	12
Spin-off of C&OP business	0	0	0	(30)	0	0	(30)

Balance at June 30, 2012	173.5	$2	$3,179	$269	$(285)	$21	$3,186

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the six months ended June 30, 2013 and 2012 are as follows:

Six months ended June 30, 2013	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2012	175.4	$2	$3,234	$308	$(184)	$18	$3,378

Net income	0	0	0	82	0	(2)	80
Other comprehensive loss	0	0	0	0	(41)	0	(41)
Dividends declared	0	0	0	(133)	0	0	(133)
Non-controlling interests distribution	0	0	0	0	0	(2)	(2)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Share-based employee compensation	0.2	0	6	0	0	0	6
Exercises of stock options	1.8	0	43	0	0	0	43

Balance at June 30, 2013	177.4	$2	$3,275	$257	$(225)	$9	$3,318

Six months ended June 30, 2012	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

Net income	0	0	0	137	0	3	140
Other comprehensive loss	0	0	0	0	(20)	0	(20)
Dividends declared	0	0	0	(130)	0	0	(130)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	4	0	0	0	4
Exercises of stock options	1.3	0	26	0	0	0	26
Spin-off of C&OP business	0	0	0	(30)	0	0	(30)

Balance at June 30, 2012	173.5	$2	$3,179	$269	$(285)	$21	$3,186

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of March 31, 2013	$3	$(199)	$2	$(194)
Other comprehensive (loss) income before reclassifications	(68)	23	(2)	(47)
Amounts reclassified from accumulated other comprehensive income (loss)	0	16	0	16

Other comprehensive (loss) income, net	(68)	39	(2)	(31)

Balance as of June 30, 2013	$(65)	$(160)	$0	$(225)

Three months ended June 30, 2012
In millions
Balance as of March 31, 2012	$91	$(302)	$(14)	$(225)
Other comprehensive (loss) income before reclassifications	(105)	42	6	(57)
Amounts reclassified from accumulated other comprehensive income (loss)	0	(5)	2	(3)

Other comprehensive income (loss), net	(105)	37	8	(60)

Balance as of June 30, 2012	$(14)	$(265)	$(6)	$(285)

[1]	All amounts are net of tax.

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 and 2012 are as follows:

Six months ended June 30, 2013
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(90)	23	1	(66)
Amounts reclassified from accumulated other comprehensive income (loss)	0	22	3	25

Other comprehensive (loss) income, net	(90)	45	4	(41)

Balance as of June 30, 2013	$(65)	$(160)	$0	$(225)

Six months ended June 30, 2012
In millions
Balance as of December 31, 2011	$50	$(307)	$(8)	$(265)
Other comprehensive (loss) income before reclassifications	(64)	40	(3)	(27)
Amounts reclassified from accumulated other comprehensive income (loss)	0	2	5	7

Other comprehensive income (loss), net	(64)	42	2	(20)

Balance as of June 30, 2012	$(14)	$(265)	$(6)	$(285)

[1]	All amounts are net of tax.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2013 and 2012 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Three months ended
In millions	June 30, 2013	June 30, 2012
Derivative instruments
Foreign currency cash flow hedges	$0	$1	Net sales
Natural gas cash flow hedges	0	(5)	Cost of sales

Total before tax	0	(4)
Tax benefit	0	2

Total, net of tax	$0	$(2)

Amortization of pension and other benefit plan items
Prior service income	$0	$22	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(24)	(12)	Cost of sales and selling, general and administrative expenses

Total before tax	(24)	10
Tax benefit	8	(5)

Total, net of tax	$(16)	$5

Total reclassifications for the period, net of tax	$(16)	$3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 and 2012 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Six months ended
In millions	June 30, 2013	June 30, 2012
Derivative instruments
Foreign currency cash flow hedges	$(1)	$2	Net sales
Natural gas cash flow hedges	(3)	(10)	Cost of sales

Total before tax	(4)	(8)
Tax benefit	1	3

Total, net of tax	$(3)	$(5)

Amortization of pension and other benefit plan items
Prior service (cost) income	$(1)	$22	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(32)	(25)	Cost of sales and selling, general and administrative expenses

Total before tax	(33)	(3)
Tax benefit	11	1

Total, net of tax	$(22)	$(2)

Total reclassifications for the period, net of tax	$(25)	$(7)

11.	Segment information

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

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and settlement charges, interest expense and income, results from non-controlling interests, certain legal settlements, and gains and losses on certain asset sales.

Segment results for the three and six months ended June 30, 2013 and 2012 are as follows:

Three months ended June 30, 2013	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$802	$0	$802	$52
Home, Health & Beauty	188	0	188	8
Industrial	137	1	138	20
Specialty Chemicals	260	0	260	61
Community Development and Land Management	47	0	47	22

Total	1,434	1	1,435	163

Corporate and Other				(89)
Non-controlling interests				(3)

Consolidated total				$71

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2012	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$807	$1	$808	$100
Home, Health & Beauty	203	0	203	11
Industrial	111	0	111	14
Specialty Chemicals	246	0	246	62
Community Development and Land Management	56	0	56	27

Total	1,423	1	1,424	214

Corporate and Other				(98)
Non-controlling interests				2

Consolidated total				$118

Six months ended June 30, 2013	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$1,562	$1	$1,563	$92
Home, Health & Beauty	376	0	376	11
Industrial	269	1	270	31
Specialty Chemicals	486	0	486	110
Community Development and Land Management	85	1	86	38

Total	2,778	3	2,781	282

Corporate and Other				(198)
Non-controlling interests				(2)

Consolidated total				$82

Six months ended June 30, 2012	Sales			Segment
In millions	Trade	Inter-segment	Total	profit
Food & Beverage	$1,554	$1	$1,555	$163
Home, Health & Beauty	403	0	403	23
Industrial	225	0	225	33
Specialty Chemicals	453	0	453	120
Community Development and Land Management	101	1	102	41

Total	2,736	2	2,738	380

Corporate and Other				(184)
Non-controlling interests				3

Consolidated total				$199

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2013, MeadWestvaco had recorded liabilities of approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $4 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2013, there were about 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2013, the company had recorded litigation liabilities of approximately $31 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13.	Other income, net

Other income, net is comprised of the following for the three and six months ended June 30, 2013 and 2012:

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income	$2	$3	$4	$7
Foreign currency exchange losses	0	0	(3)	0
Other [1]	5	4	10	10

	$7	$7	$11	$17

[1]

For the six months ended June 30, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and the fourth quarter of 2012.

14.	Dispositions

On May 1, 2012, MeadWestvaco completed the spin-off of its C&OP business and subsequent merger of that business with ACCO Brands Corporation. For the three and six months ended June 30, 2012, the operating results of the C&OP business are reported in income from discontinued operations, net of taxes in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $15 million decrease to consolidated shareholders’ equity as of May 1, 2012.

The following table shows the major categories for income from discontinued operations, net of taxes in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

In millions, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	$0	$28	$0	$135
Cost of sales	0	(3)	0	69
Selling, general and administrative expenses	(6)	10	(6)	46
Interest expense	0	1	0	7
Other expense, net	0	9	0	5

Income before income taxes	6	11	6	8
Income tax expense (benefit)	2	1	2	(1)

Net income	$4	$10	$4	$9

Net income per share
Basic	$0.02	$0.06	$0.02	$0.05
Diluted	$0.02	$0.06	$0.02	$0.05

There were no assets or liabilities classified as discontinued operations in the consolidated balance sheets at June 30, 2013 and December 31, 2012.

In connection with certain business dispositions, MeadWestvaco has provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The total aggregate exposure to the company for these matters could be up to $40 million. The company has evaluated the fair value of these guarantees and indemnifications which did not result in a material impact to the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

15.	Income taxes

For the three and six months ended June 30, 2013 and 2012, the effective tax rates attributable to continuing operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Effective tax rate	10%	32%	7%	34%

The differences in the effective tax rates for the three and six months ended June 30, 2013 and 2012 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings and certain discrete items. For the three and six months ended June 30, 2013, the discrete items include tax benefits totaling $15 million related to favorable tax rulings in certain foreign jurisdictions.

For the six months ended June 30, 2013, the discrete items also include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013.

During the three and six months ended June 30, 2013, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three and six months ended June 30, 2013, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported modest sales growth, but lower year-over-year pre-tax earnings primarily due to the impact from a planned major outage and difficulties encountered following a system implementation at the company’s paperboard mill in Covington, Virginia, as well as lower volumes of home and garden packaging due to unseasonably cool and wet weather. Cost savings associated with the company’s enterprise-wide cost reduction initiative partially offset these impacts with $9 million and $16 million of savings achieved during the three and six months ended June 30, 2013, respectively.

Cash provided by operating activities from continuing operations improved to $112 million for the six months ended June 30, 2013 compared to $11 million for the six months ended June 30, 2012, primarily reflecting lower working capital levels, as well as higher cash flow associated with the company’s expanded operations in Brazil. Cash used in investing activities from continuing operations declined to $228 million for the six months ended June 30, 2013 compared to $324 million for the six months ended June 30, 2012 and primarily reflects lower capital spend related to the company’s expansion in Brazil, which was substantially completed in 2012.

Sales increased 1% to $1.43 billion for the three months ended June 30, 2013 compared to $1.42 billion for the three months ended June 30, 2012. Sales increased 2% to $2.78 billion for the six months ended June 30, 2013 compared to $2.74 billion for the six months ended June 30, 2012. The company generated growth in many targeted packaging markets, especially food, beverage, healthcare, and personal care, as well as in specialty chemicals. It also benefited from contributions from the pine chemicals business in Brazil (Resitec) and corrugated business in India (Ruby Macons), both of which were acquired in the fourth quarter of 2012, as well as from improved pricing for industrial packaging solutions in Brazil. These benefits were partially offset by lower volumes of food service and home and garden packaging, lower forestland sales and unfavorable foreign currency exchange during 2013.

For the three months ended June 30, 2013 income from continuing operations attributable to the company was $67 million, or $0.37 per share, compared to $78 million, or $0.44 per share, for the three months ended June 30, 2012. The results from continuing operations attributable to the company for the three months ended June 30, 2013 include after-tax restructuring charges of $4 million, or $0.02 per share, an after-tax pension settlement charge of $11 million, or $0.06 per share, and discrete income tax benefits of $15 million, or $0.08 per share. The results from continuing operations attributable to the company for the three months ended June 30, 2012 include after-tax restructuring charges of $4 million, or $0.02 per share.

For the six months ended June 30, 2013, income from continuing operations attributable to the company was $78 million, or $0.44 per share, compared to $128 million, or $0.73 per share, for the six months ended June 30, 2012. The results from continuing operations attributable to the company for the six months ended June 30, 2013 include after-tax restructuring charges of $21 million, or $0.12 per share, an after-tax pension settlement charge of $11 million, or $0.06 per share, and discrete income tax benefits of $15 million, or $0.09 per share. The results from continuing operations attributable to the company for the six months ended June 30, 2012 include after-tax restructuring charges of $11 million, or $0.06 per share.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK

In the third quarter of 2013, MWV expects earnings to be above year-ago levels on a continuing operations basis. The principal drivers of the expected earnings improvement are:

•	Momentum with its profitable growth strategies to drive volume improvement across its targeted packaging and specialty chemicals markets;

•	Pricing improvement in industrial paperboard packaging solutions;

•	Productivity gains from increased operating leverage;

•	Earnings benefits from the ramp-up of the company’s new paperboard machine in Brazil; and,

•	Cost benefits from execution against the company’s overhead reduction initiative.

Challenging global macroeconomic conditions and weaker foreign currency exchange, primarily the depreciation of Brazilian Real against the U.S. Dollar, are expected to partially offset these benefits in the third quarter of 2013.

Savings associated with the previously announced enterprise-wide overhead cost reduction plan were $16 million for the six months ended June 30, 2013. The company anticipates it will achieve savings exceeding the high end of its range of $25 million to $30 million by the end of 2013 and continues to target savings of $75 million in 2014.

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

To improve margins in the Home, Health & Beauty segment, as previously announced the company will exit the beauty and personal care folding carton businesses in Europe and Brazil. In Europe, the company is assessing strategic options to accomplish an exit through the sale of this business. In Brazil, the company will repurpose its folding carton operation during the second half of 2013 to manufacture high value, differentiated beauty and personal care dispensing products to meet significant market growth opportunities.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2013 and 2012 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$1,434	$1,423	$2,778	$2,736

Cost of sales	1,171	1,098	2,300	2,138
Selling, general and administrative expenses	160	179	328	340
Interest expense	39	35	79	76
Other income, net	(7)	(7)	(11)	(17)

Income from continuing operations before income taxes	71	118	82	199
Income tax provision	7	38	6	68

Income from continuing operations	64	80	76	131
Income from discontinued operations, net of income taxes	4	10	4	9

Net income	68	90	80	140
Less: Net (loss) income attributable to non-controlling interests, net of income taxes	(3)	2	(2)	3

Net income attributable to the company	$71	$88	$82	$137

Income from continuing operations attributable to the company	$67	$78	$78	$128

Net income per share attributable to the company – basic:
Income from continuing operations	$0.38	$0.45	$0.44	$0.74
Income from discontinued operations	0.02	0.06	0.02	0.05

Net income attributable to the company	$0.40	$0.51	$0.46	$0.79

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.37	$0.44	$0.44	$0.73
Income from discontinued operations	0.02	0.06	0.02	0.05

Net income attributable to the company	$0.39	$0.50	$0.46	$0.78

Shares used to compute net income per share attributable to the company:
Basic	177.5	173.6	177.0	172.8
Diluted	180.3	176.7	179.8	176.2

Sales increased 1% to $1.43 billion for the three months ended June 30, 2013 compared to $1.42 billion for the three months ended June 30, 2012. Sales increased 2% to $2.78 billion for the six months ended June 30, 2013 compared to $2.74 billion for the six months ended June 30, 2012. The company generated growth in many targeted packaging markets, especially food, beverage, healthcare, and personal care, as well as in specialty chemicals. It also benefited from contributions from the pine chemicals business in Brazil (Resitec) and corrugated business in India (Ruby Macons), both of which were acquired in the fourth quarter of 2012, as well as from improved pricing for industrial packaging solutions in Brazil. These benefits were partially offset by lower volumes of food service and home and garden packaging, lower forestland sales and unfavorable foreign currency exchange during 2013. Refer to the individual segment discussions below for detailed sales information for each segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Cost of sales was $1.17 billion for the three months ended June 30, 2013 compared to $1.10 billion for the three months ended June 30, 2012. Cost of sales was $2.30 billion for the six months ended June 30, 2013 compared to $2.14 billion for the six months ended June 30, 2012. For the three and six months ended June 30, 2013, costs associated with the planned outage and the negative impacts from operational difficulties encountered following a system implementation at the company’s paperboard mill in Covington, Virginia more than offset the favorable impacts associated with the company’s cost reduction initiative compared to 2012. In addition, for the three and six months ended June 30, 2013, input costs for energy, raw materials and freight were $5 million and $16 million higher, respectively, compared to the same periods of 2012.

For the three months ended June 30, 2013, cost of sales includes charges of $10 million primarily related to write-offs of inventories that were overstated in the fourth quarter of 2012 and first quarter of 2013 as a result of the negative impacts of the system implementation discussed above. The aforementioned adjustments were deemed to be immaterial to the company’s consolidated financial statements for the current period, first quarter of 2013 and the fourth quarter of 2012.

Selling, general and administrative expenses were $160 million for the three months ended June 30, 2013 compared to $179 million for the three months ended June 30, 2012. Selling, general and administrative expenses were $328 million for the six months ended June 30, 2013 compared to $340 million for the six months ended June 30, 2012. For the three and six months ended June 30, 2013 lower expense reflects lower variable employee incentive and equity compensation, as well as benefits associated with the company’s cost reduction initiative compared to the same periods of 2012.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended June 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$(1)	$2	$1	$0	$0	$0	$(1)	$2	$1
Home, Health & Beauty	(1)	1	0	(2)	0	(2)	(3)	1	(2)
Industrial	1	0	1	(1)	0	(1)	0	0	0
Specialty Chemicals	0	0	0	6	0	6	6	0	6

Total charges	$(1)	$3	$2	$3	$0	$3	$2	$3	$5

Three months ended June 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Home, Health & Beauty	$4	$0	$4	$0	$0	$0	$4	$0	$4
Industrial	2	0	2	0	0	0	2	0	2

Total charges	$6	$0	$6	$0	$0	$0	$6	$0	$6

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$0	$0	$0	$0	$3	$3
Home, Health & Beauty	5	1	6	5	0	5	10	1	11
Industrial	2	1	3	5	0	5	7	1	8
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	0	0	0	4	4

Total charges	$7	$9	$16	$16	$0	$16	$23	$9	$32

Six months ended June 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty All	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	2	2	0	1	1	0	3	3

Total charges	$11	$4	$15	$0	$1	$1	$11	$5	$16

Pension income, excluding settlements, attributable to continuing operations was $24 million and $18 million for the three months ended June 30, 2013 and 2012, respectively. Pension income, excluding settlements, attributable to continuing operations was $44 million and $34 million for the six months ended June 30, 2013 and 2012, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

On April 15, 2013, the company completed a program that allowed vested former employees who terminated service with the company on or before November 30, 2012 with the option to receive their pension benefit in a single lump sum which was funded from assets included in the U.S. qualified plans. Benefit payments pursuant to the lump sum program totaled approximately $415 million and resulted in a pre-tax settlement charge of $17 million.

As a result of the lump sum settlement, the assets and liabilities of the U.S. qualified pension plans were re-measured at May 1, 2013 and June 30, 2013 using a discount rate of 4.00% and 4.80%, respectively, resulting in a net increase to the plans’ funded status for which the company recorded a gain of $38 million pre-tax ($23 million after-tax) in other comprehensive income for the three and six months ended June 30, 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net is comprised of the following for the three and six months ended June 30, 2013 and 2012:

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income	$2	$3	$4	$7
Foreign currency exchange gains (losses)	0	0	(3)	0
Other [1]	5	4	10	10

	$7	$7	$11	$17

[1]

For the six months ended June 30, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and the fourth quarter of 2012.

Interest expense from continuing operations was $39 million for the three months ended June 30, 2013 and was comprised of $30 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance policies and $2 million related to other items. Interest expense from continuing operations was $35 million for the three months ended June 30, 2012 and was comprised of $28 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $5 million related to borrowings on insurance policies and $1 million related to other items. Interest expense from continuing operations was $79 million for the six months ended June 30, 2013 and was comprised of $61 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $12 million related to borrowings on insurance policies and $5 million related to other items. Interest expense from continuing operations was $76 million for the six months ended June 30, 2012 and was comprised of $59 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $11 million related to borrowings on insurance policies and $5 million related to other items.

For the three and six months ended June 30, 2013, the effective tax rates from continuing operations were approximately 10% and 7%, respectively. The differences in the effective tax rates in 2013 compared to statutory rates were primarily due to the effects of discrete items, as well as from the mix and levels between domestic and foreign earnings. For the three and six months ended June 30, 2013, the discrete items include tax benefits totaling $15 million related to favorable tax rulings in certain foreign jurisdictions. For the six months ended June 30, 2013, the discrete items also include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013. For the three and six months ended June 30, 2012, the effective tax rates from continuing operations were approximately 32% and 34%, respectively. The differences in the effective tax rates in 2012 compared to statutory rates were primarily due to the mix and levels between domestic and foreign earnings, as well as from the effects of discrete items including foreign and domestic tax settlements.

The annual effective tax rate in 2013 from continuing operations, excluding discrete items, is expected to be about 32%.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 11 of the Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Food & Beverage

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$802	$808	$1,563	$1,555
Segment profit (1)	52	100	92	163

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Food & Beverage segment were $802 million and $808 million for the three months ended June 30, 2013 and 2012, respectively. Sales declined in 2013 as weaker sales in beverage, tobacco, and food service packaging more than offset sales growth in food packaging and commercial print compared to 2012. Food packaging sales in 2013 were driven by gains with food brand owners in a range of applications including frozen food and club store packaging. In beverage, share gains with key customers in North America outpaced broader market trends driving lower beer and soft drink consumption compared to 2012. The beverage business also continued strong growth during 2013 in the Asia-Pacific and Latin America regions. In Europe, sales of beverage and tobacco were challenged due to continued economic weakness and unseasonably cold and wet weather compared to 2012. Lower food service sales were due to an on-going transition to a new product offering which negatively impacted pricing and product mix compared to 2012.

Profit for the Food & Beverage segment was $52 million and $100 million for the three months ended June 30, 2013 and 2012, respectively. Profit decline in 2013 was driven primarily by $20 million of higher costs from a major mill outage and $15 million from negative impacts from operational difficulties following a system implementation at the company’s paperboard mill in Covington, Virginia. The decline in 2013 was also driven by $8 million from unfavorable pricing and product mix, $5 million from inflation, and $2 million from unfavorable productivity compared to 2012. These declines were partially offset by $2 million from higher volumes compared to 2012.

Sales for the Food & Beverage segment were $1.56 billion for the six months ended June 30, 2013 and 2012. In 2013, sales increased due to overall paperboard volume growth, including gains in higher value food packaging and commercial print, and were offset by volume declines and unfavorable pricing and product mix in beverage, tobacco, and food service packaging compared to 2012. Food packaging sales in 2013 were driven by gains with food brand owners in a range of applications including frozen food and club store packaging. In beverage, share gains with key customers in North America outpaced broader market trends driving lower beer and soft drink consumption compared to 2012. The beverage business also continued strong growth during 2013 in the Asia-Pacific and Latin America regions. In Europe, sales of beverage and tobacco were challenged due to continued economic weakness and unseasonably cold and wet weather compared to 2012. Lower food service sales were due to an on-going transition to a new product offering which negatively impacted pricing and product mix compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Food & Beverage segment was $92 million and $163 million for the six months ended June 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $20 million of higher costs from a major mill outage, $8 million of higher costs from mill maintenance outages and $5 million from the negative impacts from operational difficulties following a system implementation at the company’s paperboard mill in Covington, Virginia. The decline in 2013 was also driven by $22 million from unfavorable pricing and product mix, $15 million from inflation, and $5 million from unfavorable productivity compared to 2012. These declines were partially offset by $3 million from higher volumes and $1 million from favorable foreign currency exchange and other items compared to 2012.

Home, Health & Beauty

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$188	$203	$376	$403
Segment profit (1)	8	11	11	23

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Home, Health & Beauty segment were $188 million and $203 million for the three months ended June 30, 2013 and 2012, respectively. Overall sales in 2013 were lower due to significant volume declines and unfavorable product mix primarily in home and garden packaging from unseasonably wet and cool weather in North America compared to 2012. The strong lawn and garden season for these products did not materialize, and as a result the overall market volume was down 20% compared to 2012. In addition to the negative volume impacts of these market trends in home and garden packaging, volumes were also negatively impacted in 2013 by customer transitions to the next generation of trigger sprayers in North America. The segment partially offset these declines with volume gains in higher value beauty and personal care solutions, including strong gains in fragrance and airless dispensers compared to 2012. Healthcare packaging volumes also improved from continued strong demand for the company’s medical dispensers and adherence-enhancing packaging solutions compared to 2012.

Profit for the Home, Health & Beauty segment was $8 million and $11 million for the three months ended June 30, 2013 and 2012, respectively. Profit in 2013 declined due to $3 million from higher inflation and $2 million from lower volumes and other unfavorable items, including costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers, compared to 2012. These declines were partially offset by $1 million from favorable pricing and product mix and $1 million from favorable productivity compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales for the Home, Health & Beauty segment were $376 million and $403 million for the six months ended June 30, 2013 and 2012, respectively. Sales decreased in 2013 primarily due to significant volume declines in home and garden packaging as well as beauty and personal care folding carton packaging in Europe and Brazil. The strong lawn and garden season which drives volumes in home and garden packaging did not materialize, and as result the overall market volume was down compared to 2012. In addition to the negative volume impacts of these market trends in home and garden packaging, volumes were also negatively impacted in 2013 by customer transitions to the next generation trigger sprayers in North America. These negative impacts were partially offset by volume gains in higher value beauty and personal care solutions, including strong gains in fragrance and airless dispensers compared to 2012. Healthcare packaging sales also increased from continued gains in medical dispensers compared to 2012.

Profit for the Home, Health & Beauty segment was $11 million and $23 million for the six months ended June 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $7 million from inflation, $2 million from lower volumes, $2 million from unfavorable productivity, and $1 million from unfavorable foreign currency exchange and other items, including costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers, compared to 2012.

Industrial

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$138	$111	$270	$225
Segment profit (1)	20	14	31	33

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Industrial segment were $138 million and $111 million for the three months ended June 30, 2013 and 2012, respectively. Sales growth in 2013 was driven by price improvement across targeted Brazilian packaging markets compared to 2012 and contribution from the addition of the high-quality industrial packaging materials business in India, Ruby Macons. During the second quarter of 2013, the company increased prices in the Brazilian market to offset labor and input cost inflation. During 2013, gains in paperboard sales were largely offset by lower corrugated sales which resulted in a modest increase in the segment’s volumes compared to 2012. These gains were partially offset by unfavorable foreign currency exchange compared to 2012.

Profit for the Industrial segment was $20 million and $14 million for the three months ended June 30, 2013 and 2012, respectively. Profit in 2013 benefited from $12 million from favorable pricing and product mix and $1 million from other favorable items compared to 2012. These benefits were partially offset by $7 million from higher inflation and other items compared to 2012.

Sales for the Industrial segment were $270 million and $225 million for the six months ended June 30, 2013 and 2012, respectively. Sales growth in 2013 was driven by volume growth and price improvement across

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

targeted Brazilian packaging markets compared to 2012 and contribution from the addition of the high-quality industrial packaging materials business in India, Ruby Macons. During 2013, gains in paperboard sales were largely offset by lower corrugated sales which resulted in volume growth compared to 2012. These gains were partially offset by unfavorable foreign currency exchange compared to 2012.

Profit for the Industrial segment was $31 million and $33 million for the six months ended June 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $15 million from inflation, $4 million from unfavorable productivity, and $1 million from unfavorable foreign currency exchange compared to 2012. These declines were partially offset by $17 million from improved pricing and product mix and $1 million from higher volumes compared to 2012.

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$260	$246	$486	$453
Segment profit (1)	61	62	110	120

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Specialty Chemicals segment were $260 million and $246 million for the three months ended June 30, 2013 and 2012, respectively. Sales increase in 2013 was led by solid volume growth in targeted pine chemicals markets and revenue benefits from the addition of the Brazilian pine chemicals business, Resitec. The segment continued to penetrate higher value pine chemicals end markets of adhesives, asphalt and oilfield services. Carbon technology volumes in 2013 were unchanged from strong year-ago levels due to production timing compared to the highest rate of U.S. auto sales since 2007. These gains were partially offset by unfavorable pricing on some basic pine chemicals products and unfavorable foreign currency exchange compared to 2012.

Profit for the Specialty Chemicals segment was $61 million and $62 million for the three months ended June 30, 2013 and 2012, respectively. Profit in 2013 declined due to $4 million from higher growth investments, $1 million from unfavorable pricing and product mix, and $1 million from inflation compared to 2012. These declines were partially offset by $1 million from higher volumes and $4 million from other favorable items compared to 2012.

Sales for the Specialty Chemicals segment were $486 million and $453 million for the six months ended June 30, 2013 and 2012, respectively. Sales increase in 2013 was led by solid volume growth in targeted pine chemicals markets and revenue benefits from the addition of the Brazilian pine chemicals business, Resitec. The segment continued to penetrate higher value pine chemicals end markets of adhesives, asphalt and oilfield services. Carbon technology volumes in 2013 were unchanged from strong year-ago levels due to production timing compared to the highest rate of U.S. auto sales since 2007. These gains were partially offset by unfavorable pricing on some basic pine chemicals products and unfavorable foreign currency exchange compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Specialty Chemicals segment was $110 million and $120 million for the six months ended June 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $12 million from unfavorable productivity, which included $7 million of growth investments, $6 million from planned and unplanned maintenance outages at the segment’s pine chemicals and carbon facilities, and $2 million from unfavorable pricing and product mix compared to 2012. These declines were partially offset by $6 million from higher volumes, $3 million from other favorable items, and $1 million from deflation compared to 2012.

Community Development and Land Management

In millions	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Sales	$47	$56	$86	$102
Segment profit (1)	22	27	38	41

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes and results from non-controlling interests.

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

Sales for the Community Development and Land Management segment were $47 million for the three months ended June 30, 2013 compared to $56 million for the three months ended June 30, 2012. The segment sold approximately 11,900 acres for gross proceeds of approximately $26 million in 2013 compared to approximately 15,300 acres for gross proceeds of $34 million in 2012.

Profit for the Community Development and Land Management segment was $22 million for the three months ended June 30, 2013 compared to $27 million for the three months ended June 30, 2012. Profit from real estate activities was $18 million in 2013 compared to $25 million in 2012. Profit from forestry operations and leasing activities was $4 million in 2013 compared to $2 million in 2012.

Sales for the Community Development and Land Management segment were $86 million for the six months ended June 30, 2013 compared to $102 million for the six months ended June 30, 2012. The segment sold approximately 23,200 acres for gross proceeds of approximately $46 million in 2013 compared to approximately 28,300 acres for gross proceeds of $55 million in 2012.

Profit for the Community Development and Land Management segment was $38 million for the six months ended June 30, 2013 compared to $41 million for the six months ended June 30, 2012. Profit from real estate activities was $29 million in 2013 compared to $34 million in 2012. Profit from forestry operations and leasing activities was $9 million in 2013 compared to $7 million in 2012.

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

Cash and cash equivalents totaled $431 million at June 30, 2013, of which 67% was held in the U.S. with the remaining portions of 11% in Europe, 12% in Brazil and 10% in other foreign jurisdictions. Of the company’s cash and cash equivalents, approximately 70% are invested in U.S. government obligations at June 30, 2013. Management continuously evaluates deposit concentrations and monitors the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

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

Operating activities

Cash provided by operating activities from continuing operations was $112 million for the six months ended June 30, 2013 compared to $11 million for the six months ended June 30, 2012, primarily reflecting lower working capital levels, as well as higher cash flow associated with the company’s expanded operations in Brazil. Cash provided by operating activities from discontinued operations was $103 million associated with the C&OP business for the six months ended June 30, 2012.

Investing activities

Cash used in investing activities from continuing operations was $228 million for the six months ended June 30, 2013 compared to $324 million for the six months ended June 30, 2012 and primarily reflects lower capital spend related to the company’s expansion in Brazil, which was substantially completed in 2012. Cash used in investing activities from continuing operations for the six months ended June 30, 2013 was driven by capital expenditures of $230 million, contributions to joint ventures of $3 million, and other uses of funds of $4 million, partially offset by proceeds from dispositions of assets of $9 million. Cash used in investing activities from continuing operations for the six months ended June 30, 2012 was driven by capital expenditures of $323 million and contributions to joint ventures of $6 million, partially offset by proceeds from dispositions of assets of $5 million.

Cash used in investing activities from discontinued operations was $62 million for the six months ended June 30, 2012, driven primarily by cash deposits totaling $59 million held by the C&OP business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012.

Total capital spending in 2013 is expected to range from $475 million to $525 million, with the $50 million range representing discretionary growth capital that will be deployed opportunistically depending on market developments. Capital spending in 2013 associated with the construction of the biomass boiler at the Covington paperboard mill is expected to be $110 million. The remaining capital spending associated with the expansion of the corrugated packaging business in Brazil is expected to be $30 million in 2013. Capital spending related to certain growth and productivity initiatives, as well as maintenance capital and environmental compliance is expected to range from $335 million to $385 million in 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Financing activities

Cash used in financing activities from continuing operations was $100 million for the six months ended June 30, 2013 compared to cash provided by financing activities from continuing operations of $157 million for the six months ended June 30, 2012.

Cash used in financing activities from continuing operations for the six months ended June 30, 2013 was driven by dividend payments of $88 million, repayment of long-term debt of $48 million, change in book overdrafts of $21 million, and the purchase of the remaining 50% non-controlling interest in a pharmaceutical packaging company for $13 million. Cash provided by financing activities from continuing operations for the six months ended June 30, 2013 included proceeds from exercises of employee stock options of $36 million, proceeds from notes payable and other short-term borrowings of $25 million, proceeds from the issuance of long-term debt of $7 million, and other sources of funds of $2 million.

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

Cash provided by financing activities from continuing operations for the six months ended June 30, 2012 also included proceeds from the issuance of debt of $25 million, proceeds from exercises of employee stock options of $24 million and other sources of funds of $1 million. Cash used in financing activities from continuing operations for the six months ended June 30, 2012 included repayment of long-term debt totaling $253 million, primarily associated with a $221 million bond debenture that matured in April 2012. Cash used in financing activities from continuing operations for the six months ended June 30, 2012 also included dividend payments of $86 million, change in book overdrafts of $13 million and other uses of funds of $1 million.

MeadWestvaco has a $600 million five-year revolving credit facility and a $250 million five-year term loan facility (collectively the “Credit Facilities”) with a syndicate of banks. The Credit Facilities are scheduled to expire on January 30, 2017. The principal purpose of the Credit Facilities is to obtain funds for general corporate purposes. The company borrowed $250 million in 2012 from the term loan facility bearing interest at a rate approximating LIBOR plus a margin. The company is using these funds to complete certain capital projects and to invest in its profitable growth initiatives. The balance outstanding for the term loan facility was $234 million at June 30, 2013. The $600 million revolving credit facility was undrawn at June 30, 2013. The Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of June 30, 2013.

In connection with the company’s expansion in Brazil, the company has a bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Borrowings from this facility have been completed and principal payments commenced in 2013 with final maturity in 2020. The balance outstanding at June 30, 2013 was approximately R$268 million (USD equivalent of approximately $121 million).

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $16 million for the six months ended June 30, 2013 compared to an unfavorable impact of $10 million for the six months ended June 30, 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 39% at June 30, 2013 and December 31, 2012.

On June 25, 2013, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on September 3, 2013, to shareholders of record at the close of business on August 1, 2013.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $35 million and $62 million in environmental capital expenditures in 2013 and 2014, respectively. Approximately $48 million was spent on environmental capital projects in 2012. Included in the 2013 and 2014 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2013 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2013, MeadWestvaco had recorded liabilities of approximately $5 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $4 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2013, there were about 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2013, the company had recorded litigation liabilities of approximately $31 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CRITICAL ACCOUNTING POLICIES

The company’s principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2012. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

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

During the six months ended June 30, 2013, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2012. There was no material change in the company’s exposure to market risk from December 31, 2012 to June 30, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2013, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2013, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2013, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, except as noted below:

The company is subject to extensive regulation under various environmental laws and regulations, and is involved in various legal proceedings related to the environment. Environmental regulation and legal proceedings have the potential for involving significant costs and liability for the company.

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company reduced its carbon dioxide emissions even as overall production has increased. Since 2000, MWV reduced the annual emissions at its continuing major U.S. manufacturing facilities by approximately 427,000 metric tons. In 2012, total direct emissions from the company’s U.S. manufacturing facilities were 2,713,000 metric tons (including 546,000 metric tons of carbon dioxide equivalent emissions from landfills). In 2012, total indirect emissions from purchased electric power and steam consumed at its U.S. manufacturing facilities were 480,000 metric tons. Indirect emissions in 2012 resulting from transportation are estimated to have been 491,000 metric tons (the bulk of these emissions are related to transportation by third parties of raw materials and finished goods to and from the company’s U.S. manufacturing facilities). The company is committed to obtaining additional reductions in these emissions as the efficient use of various forms of energy is enhanced. Several coal fired power boilers are scheduled for replacement at the company’s Covington, Virginia mill with a biomass fired power boiler in the third quarter of 2013. Annual greenhouse gas emissions reductions are projected to be about 550,000 metric tons or approximately a 20% reduction using 2010 emissions as the baseline. MWV’s emissions are calculated using the WRI/WBCSD (World Resources Institute/World Business Council for Sustainable Development) guidance for reporting greenhouse gas emissions.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

10.1	MeadWestvaco 2005 Performance Incentive Plan Amended and Restated Effective February 25, 2013, previously filed as Exhibit 10.1 to the company’s Form 8-K on April 25, 2013, and incorporated herein by reference

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

August 5, 2013	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer