Form 10-Q
period 2013-09-30
MEADWESTVACO Corp
filed 2013-11-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

At October 25, 2013, there were 177,879,762 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,434	$1,395	$4,212	$4,131

Cost of sales	1,112	1,095	3,412	3,233
Selling, general and administrative expenses	160	160	488	500
Interest expense	39	38	118	114
Other income, net	(12)	(2)	(23)	(19)

Income from continuing operations before income taxes	135	104	217	303
Income tax provision	55	37	61	105

Income from continuing operations	80	67	156	198
(Loss) income from discontinued operations, net of income taxes	0	(16)	4	(7)

Net income	80	51	160	191
Less: Net (loss) income attributable to non-controlling interests, net of income taxes	0	0	(2)	3

Net income attributable to the company	$80	$51	$162	$188

Income from continuing operations attributable to the company	$80	$67	$158	$195

Net income per share attributable to the company – basic:
Income from continuing operations	$0.45	$0.38	$0.89	$1.12
(Loss) income from discontinued operations	0.00	(0.09)	0.02	(0.04)

Net income attributable to the company	$0.45	$0.29	$0.91	$1.08

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.44	$0.38	$0.88	$1.10
(Loss) income from discontinued operations	0.00	(0.10)	0.02	(0.04)

Net income attributable to the company	$0.44	$0.28	$0.90	$1.06

Shares used to compute net income per share attributable to the company:
Basic	178.0	174.2	177.3	173.2
Diluted	180.8	177.5	180.1	176.6

Cash dividends per share	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$80	$51	$160	$191

Other comprehensive income (loss), net of tax:
Foreign currency translation	26	35	(64)	(29)
Adjustments related to pension and other benefit plans	13	7	58	49
Net unrealized (loss) gain on derivative instruments	(2)	2	2	4

Other comprehensive income (loss), net of tax	37	44	(4)	24

Comprehensive income	117	95	156	215
Less: Comprehensive (loss) income attributable to non-controlling interests	0	0	(2)	3

Comprehensive income attributable to the company	$117	$95	$158	$212

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$462	$663
Accounts receivable, net	691	607
Inventories	665	661
Other current assets	121	135

Current assets	1,939	2,066

Property, plant, equipment and forestlands, net	3,718	3,740
Prepaid pension asset	1,420	1,258
Goodwill	717	719
Other assets	1,102	1,125

	$8,896	$8,908

LIABILITIES AND EQUITY
Accounts payable	$566	$597
Accrued expenses	398	446
Notes payable and current maturities of long-term debt	89	63

Current liabilities	1,053	1,106

Long-term debt	2,038	2,100
Other long-term obligations	1,269	1,298
Deferred income taxes	1,092	1,026

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par value Shares authorized: 600,000,000 Shares issued and outstanding: 2013 – 177,834,117 (2012 – 175,437,280)	2	2
Additional paid-in capital	3,291	3,234
Retained earnings	337	308
Accumulated other comprehensive loss	(188)	(184)

Total shareholders’ equity	3,442	3,360
Non-controlling interests	2	18

Total equity	3,444	3,378

	$8,896	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$160	$191
Discontinued operations	(4)	7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	292	273
Deferred income taxes	35	7
Gains on sales of assets, net	(2)	0
Pension income, net of settlement charges of $18 million in 2013	(56)	(52)
Impairment of long-lived assets	13	0
Appreciation in cash surrender value insurance policies	(28)	(28)
Changes in working capital, excluding the effects of acquisitions and dispositions	(157)	(264)
Other, net	7	(7)

Net cash provided by operating activities from continuing operations	260	127
Discontinued operations	0	104

Net cash provided by operating activities	260	231

Cash flows from investing activities:
Capital expenditures	(339)	(484)
Proceeds from dispositions of assets	42	27
Contributions to joint ventures	(9)	(8)
Other	(9)	(1)
Discontinued operations	0	(61)

Net cash used in investing activities	(315)	(527)

Cash flows from financing activities:
Proceeds from debt instruments related to C&OP business spin-off	0	460
Repayment of long-term debt	(56)	(254)
Proceeds from the issuance of long-term debt	8	282
Changes in notes payable and other short-term borrowings, net	24	(8)
Changes in book overdrafts	(5)	(13)
Dividends paid	(133)	(130)
Proceeds from exercises of stock options	46	49
Purchase of non-controlling interest	(13)	(4)
Other	0	7

Net cash (used in) provided by financing activities	(129)	389

Effect of exchange rate changes on cash	(17)	(4)

(Decrease) increase in cash and cash equivalents	(201)	89

Cash and cash equivalents:
At beginning of period	663	656

At end of period	$462	$745

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

2.	Subsequent event

On October 28, 2013, the company announced the signing of a definitive agreement with Plum Creek Timber Company, Inc. (“Plum Creek”) for the sale of all of its U.S. forestlands and certain related assets, as well as the formation of a land development partnership comprised of MWV’s diversified properties in the Charleston, South Carolina region. The total consideration of the transaction, including Plum Creek’s initial cash contribution to the partnership, is approximately $1.1 billion.

Under the terms of the agreement, Plum Creek will acquire approximately 501,000 acres and certain related assets for approximately $934 million, of which approximately $74 million will be paid in cash and $860 million will be in the form of a 10-year installment note (with the option to extend for 10 years) that the company intends to securitize or otherwise finance after closing. Also included in the transaction are the wind, coal and mineral rights relative to the forestlands, other than certain oil and gas rights in West Virginia that have been retained by MWV.

In addition to the U.S. forestlands acquisition, Plum Creek will invest approximately $152 million in cash in a newly formed land development partnership comprised of MWV’s land holdings of approximately 109,000 acres in the Charleston, South Carolina region. The partnership will be comprised of two ventures. One venture will consist of MWV’s active developments on approximately 22,000 acres and the other venture will consist of MWV’s long-term development projects on approximately 87,000 acres. MWV will consolidate the partnership for financial reporting purposes.

Also as part of the transaction, the company and Plum Creek will execute 25-year fiber supply agreements covering forestlands in Virginia and West Virginia to support the company’s paperboard mill located in Covington, Virginia. The fiber will be sold at market pricing.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The transaction is expected to close by the end of this year subject to the satisfaction of customary closing conditions. With the exceptions of the land development partnership and retained oil and natural gas rights in West Virginia, the net assets and results of operations associated with the company’s forestry and rural land sales businesses will be presented as discontinued operations in the company’s consolidated financial statements in the period this transaction closes.

3.	New accounting guidance

In January 2013, the company adopted new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The company has presented the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the notes to the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 11 for further information.

In January 2013, the company adopted new accounting guidance regarding additional disclosures for financial instruments that are offset, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 8 for further information.

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

In July 2013, the FASB issued new guidance regarding derivatives and hedging. The new guidance includes an additional benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

During the nine months ended September 30, 2013, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

4.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at September 30, 2013 and December 31, 2012, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and 2012.

In millions	September 30, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$6	$0	$6	$0
Derivatives-liabilities (4)	(3)	0	(3)	0
Cash equivalents	377	377	0	0

Non-recurring fair value measurements:
Long-lived assets held for sale (5)	$13	$0	$0	$13

In millions	December 31, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$3	$0	$3	$0
Derivatives-liabilities (4)	(8)	0	(8)	0
Cash equivalents	564	564	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(4)	Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as New York Mercantile Exchange (“NYMEX”) natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.
(5)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.

Long-lived assets held for sale with a carrying value of $21 million were written down to their estimated fair value of $13 million, resulting in pre-tax impairment charges attributable to continuing operations of $8 million for the nine months ended September 30, 2013. Additionally, pre-tax impairment charges of $5 million were recorded for the nine months ended September 30, 2013 related to assets sold in the third quarter of 2013. The pre-tax impairment charges are included in cost of sales.

At September 30, 2013, the book value of debt was $2.1 billion and the fair value was estimated to be $2.3 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of these financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

5.	Restructuring charges

During 2013 and 2012, the company initiated certain restructuring actions related to its Brazilian, European and domestic operations. Restructuring charges incurred during the three and nine months ended September 30, 2013 and 2012 were pursuant to these actions. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 are presented below.

Three months ended September 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$2	$3	$0	$0	$0	$1	$2	$3
Home, Health & Beauty	1	0	1	1	0	1	2	0	2
Industrial	(1)	0	(1)	0	0	0	(1)	0	(1)
All other	0	1	1	0	0	0	0	1	1

Total charges	$1	$3	$4	$1	$0	$1	$2	$3	$5

Three months ended September 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
All other	0	1	1	0	0	0	0	1	1

Total charges	$0	$3	$3	$0	$0	$0	$0	$3	$3

Nine months ended September 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$0	$0	$0	$1	$5	$6
Home, Health & Beauty	6	1	7	6	0	6	12	1	13
Industrial	1	1	2	5	0	5	6	1	7
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	5	5	0	0	0	0	5	5

Total charges	$8	$12	$20	$17	$0	$17	$25	$12	$37

Nine months ended September 30, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$3	$4	$0	$0	$0	$1	$3	$4
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	3	3	0	1	1	0	4	4

Total charges	$11	$7	$18	$0	$1	$1	$11	$8	$19

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2013:

In millions	Employee related	Other	Total
Balance at December 31, 2012	$26	$0	$26
Charges	20	0	20
Payments	(12)	0	(12)

Balance at September 30, 2013	$34	$0	$34

6.	Inventories and property, plant and equipment

Inventories consist of:

In millions	September 30, 2013	December 31, 2012
Raw materials	$174	$158
Production materials, stores and supplies	101	97
Finished and in-process goods	390	406

	$665	$661

Property, plant and equipment is net of accumulated depreciation of:

In millions	September 30, 2013	December 31, 2012
Accumulated depreciation	$4,007	$3,821

7.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2013		December 31, 2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and tradenames	$27	$19	$28	$17
Customer contracts and lists	263	107	261	94
Patents	56	42	60	44
Other – primarily licensing rights	14	9	15	8

	$360	$177	$364	$163

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	September 30, 2013	December 31, 2012
Trademarks and tradenames	$95	$94

8.	Financial instruments

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012 are presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2013	2012	2013	2012	2013	2012
(Loss) gain recognized in other comprehensive income (effective portion)	$(3)	$(2)	$0	$2	$0	$0

Gain (loss) reclassified to earnings from accumulated other comprehensive loss (effective portion)	$0	$1	$0	$(4)	$0	$0

Loss recognized in earnings [1]	0	0	0	0	0	(5)

Total gain (loss) recognized in earnings[2]	$0	$1	$0	$(4)	$0	$(5)

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 are presented below:

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2013	2012	2013	2012	2013	2012
Loss recognized in other comprehensive income (effective portion)	$(2)	$(1)	$0	$(4)	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive loss (effective portion)	$(1)	$3	$(3)	$(14)	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	2	(17)

Total (loss) gain recognized in earnings[2]	$(1)	$3	$(3)	$(14)	$2	$(17)

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are mitigated by expected offsetting fluctuations in the matched exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets as of September 30, 2013 and December 31, 2012 are presented below:

	September 30, 2013
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives not designated as hedges:
Foreign currency derivatives	$6	$0	$6	Other current assets

Total assets	$6	$0	$6

Liabilities
Derivatives designated as hedges:
Natural gas hedges	$(1)	$0	$(1)	Accounts payable
Foreign currency hedges	(2)	0	(2)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(1)	1	0	Accounts payable

Total liabilities	$(4)	$1	$(3)

Total derivatives			$3

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

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at September 30, 2013 and December 31, 2012 are presented below.

In MMBTU’s
September 30, 2013	December 31, 2012
9	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $1 million during the next twelve months. As of September 30, 2013, the maximum remaining term of existing hedges was two years. For the three and nine months ended September 30, 2013 and 2012, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with foreign inter-company loans, foreign cash deposits, foreign currency sales and purchases of its international operations, and foreign sales of its U.S. operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at September 30, 2013 and December 31, 2012 are presented below.

In millions	September 30, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – not designated as hedges	$204	$235

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $2 million. As of September 30, 2013, the maximum remaining term of existing hedges was one year. For the three and nine months ended September 30, 2013 and 2012, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at September 30, 2013 and December 31, 2012 are presented below.

In millions	September 30, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – designated as hedges	$87	$108

9.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended September 30, 2013 and 2012 are presented below.

	Three months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Service cost - benefits earned during the period	$10	$10	$1	$0
Interest cost on projected benefit obligation	29	33	1	1
Expected return on plan assets	(72)	(74)	0	0
Amortization of prior service cost	1	1	0	0
Amortization of net actuarial loss	2	12	0	0
Settlement loss	1	0	0	0

Net periodic benefit (income) cost	$(29)	$(18)	$2	$1

Net periodic benefit (income) cost – continuing operations	$(29)	$(18)	$2	$1

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the nine months ended September 30, 2013 and 2012 are presented below.

	Nine months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2013	2012	2013	2012
Service cost - benefits earned during the period	$31	$32	$3	$2
Interest cost on projected benefit obligation	91	99	4	3
Expected return on plan assets	(216)	(220)	0	0
Amortization of prior service cost (income)	3	2	(1)	(1)
Amortization of net actuarial loss	17	37	0	0
Curtailment gain	0	(21)	0	(13)
Settlement loss	18	0	0	0

Net periodic benefit (income) cost	$(56)	$(71)	$6	$(9)

Net periodic benefit (income) cost – continuing operations	$(56)	$(52)	$6	$4

Curtailment recognition

Pursuant to the spin-off of the Consumer & Office Products (“C&OP”) business on May 1, 2012, pre-tax curtailment gains of $34 million related to the U.S. qualified retirement and post-retirement plans were recorded within income from discontinued operations, net of income taxes in the consolidated statements of operations for the nine months ended September 30, 2012.

Plan assets and liabilities of certain U.S. qualified retirement and post retirement plans were re-measured at May 1, 2012 using a discount rate of 4.25% and 3.75%, respectively, resulting in a net increase to the respective plans’ funded status for which the company recorded a pre-tax gain of $30 million ($18 million after-tax) in other comprehensive income for the nine months ended September 30, 2012.

Settlement recognition

On April 15, 2013, the company completed a program that allowed vested former employees who terminated service with the company on or before November 30, 2012 with the option to receive their pension benefit in a single lump sum which was funded from assets included in the U.S. qualified plans. Benefit payments pursuant to the lump sum program totaled approximately $415 million. As a result of the lump sum program, the company incurred pre-tax settlement charges of $1 million and $18 million for the three and nine months ended September 30, 2013, respectively. In addition, the assets and liabilities of the U.S. qualified pension plans were re-measured at September 30, 2013 using a discount rate of 4.90%, resulting in a net increase to the plans’ funded status for which the company recorded a pre-tax gain in other comprehensive income of $18 million ($12 million after-tax) and $56 million ($35 million after-tax) for the three and nine months ended September 30, 2013, respectively.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three and nine months ended September 30, 2013. However, the company expects to contribute $2 million to the funded non-U.S. plans in 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Income per common share

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

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Anti-dilutive shares	0	3	0	3

11.	Equity

Changes in equity for the three months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at June 30, 2013	177.4	$2	$3,275	$257	$(225)	$9	$3,318

Net income	0	0	0	80	0	0	80
Other comprehensive income	0	0	0	0	37	0	37
Dividends declared	0	0	0	0	0	0	0
Non-controlling interest distribution	0	0	0	0	0	(5)	(5)
Sale of non-controlling interest	0	0	0	0	0	(2)	(2)
Share-based employee compensation	0	0	5	0	0	0	5
Exercises of stock options	0.4	0	11	0	0	0	11

Balance at September 30, 2013	177.8	$2	$3,291	$337	$(188)	$2	$3,444

Three months ended September 30, 2012	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at June 30, 2012	173.5	$2	$3,179	$269	$(285)	$21	$3,186

Net income	0	0	0	51	0	0	51
Other comprehensive income	0	0	0	0	44	0	44
Dividends declared	0	0	0	0	0	0	0
Non-controlling interest distribution	0	0	0	0	0	(1)	(1)
Purchase of non-controlling interest	0	0	0	0	0	0	0
Share-based employee compensation	0	0	6	0	0	0	6
Exercises of stock options	1.2	0	28	0	0	0	28
Spin-off of C&OP business	0	0	0	14	0	0	14

Balance at September 30, 2012	174.7	$2	$3,213	$334	$(241)	$20	$3,328

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the nine months ended September 30, 2013 and 2012 are as follows:

Nine months ended September 30, 2013	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	175.4	$2	$3,234	$308	$(184)	$18	$3,378

Net income	0	0	0	162	0	(2)	160
Other comprehensive loss	0	0	0	0	(4)	0	(4)
Dividends declared	0	0	0	(133)	0	0	(133)
Non-controlling interest distribution	0	0	0	0	0	(7)	(7)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Sale of non-controlling interest	0	0	0	0	0	(2)	(2)
Share-based employee compensation	0.2	0	11	0	0	0	11
Exercises of stock options	2.2	0	54	0	0	0	54

Balance at September 30, 2013	177.8	$2	$3,291	$337	$(188)	$2	$3,444

Nine months ended September 30, 2012	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	170.9	$2	$3,153	$292	$(265)	$19	$3,201

Net income	0	0	0	188	0	3	191
Other comprehensive income	0	0	0	0	24	0	24
Dividends declared	0	0	0	(130)	0	0	(130)
Non-controlling interest distribution	0	0	0	0	0	(2)	(2)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	10	0	0	0	10
Exercises of stock options	2.5	0	54	0	0	0	54
Spin-off of C&OP business	0	0	0	(16)	0	0	(16)

Balance at September 30, 2012	174.7	$2	$3,213	$334	$(241)	$20	$3,328

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in accumulated other comprehensive loss by component for the three months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of June 30, 2013	$(65)	$(160)	$0	$(225)
Other comprehensive income (loss) before reclassifications	26	12	(2)	36
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	1

Other comprehensive income (loss), net	26	13	(2)	37

Balance as of September 30, 2013	$(39)	$(147)	$(2)	$(188)

Three months ended September 30, 2012
In millions
Balance as of June 30, 2012	$(14)	$(265)	$(6)	$(285)
Other comprehensive income before reclassifications	35	0	0	35
Amounts reclassified from accumulated other comprehensive income (loss)	0	7	2	9

Other comprehensive income, net	35	7	2	44

Balance as of September 30, 2012	$21	$(258)	$(4)	$(241)

[1]	All amounts are net of tax.

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 and 2012 are as follows:

Nine months ended September 30, 2013
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(64)	35	(1)	(30)
Amounts reclassified from accumulated other comprehensive income (loss)	0	23	3	26

Other comprehensive (loss) income, net	(64)	58	2	(4)

Balance as of September 30, 2013	$(39)	$(147)	$(2)	$(188)

Nine months ended September 30, 2012
In millions
Balance as of December 31, 2011	$50	$(307)	$(8)	$(265)
Other comprehensive (loss) income before reclassifications	(29)	40	(3)	8
Amounts reclassified from accumulated other comprehensive income (loss)	0	9	7	16

Other comprehensive (loss) income, net	(29)	49	4	24

Balance as of September 30, 2012	$21	$(258)	$(4)	$(241)

[1]	All amounts are net of tax.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2013 and 2012 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Three months ended
	September 30,
In millions	2013	2012
Derivative instruments
Foreign currency cash flow hedges	$0	$1	Net sales
Natural gas cash flow hedges	0	(4)	Cost of sales

Total before tax	0	(3)
Tax benefit	0	1

Total, net of tax	$0	$(2)

Amortization of pension and other benefit plan items

Prior service income	$(1)	$(1)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(3)	(12)	Cost of sales and selling, general and administrative expenses

Total before tax	(4)	(13)
Tax benefit	3	6

Total, net of tax	$(1)	$(7)

Total reclassifications for the period, net of tax	$(1)	$(9)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013 and 2012 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Nine months ended
	September 30,
In millions	2013	2012
Derivative instruments
Foreign currency cash flow hedges	$(1)	$3	Net sales
Natural gas cash flow hedges	(3)	(14)	Cost of sales

Total before tax	(4)	(11)
Tax benefit	1	4

Total, net of tax	$(3)	$(7)

Amortization of pension and other benefit plan items

Prior service (cost) income	$(2)	$21	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(35)	(37)	Cost of sales and selling, general and administrative expenses

Total before tax	(37)	(16)
Tax benefit	14	7

Total, net of tax	$(23)	$(9)

Total reclassifications for the period, net of tax	$(26)	$(16)

12.	Segment information

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

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and settlement charges, interest expense and income, results from non-controlling interests, certain legal settlements, and gains and losses on certain asset sales and other items.

Segment results for the three and nine months ended September 30, 2013 and 2012 are as follows:

Three months ended September 30, 2013	Sales			Segment
In millions	External	Inter-segment	Total	profit
Food & Beverage	$795	$1	$796	$86
Home, Health & Beauty	185	0	185	6
Industrial	132	0	132	16
Specialty Chemicals	260	0	260	66
Community Development and Land Management	62	1	63	33

Total	1,434	2	1,436	207

Corporate and Other				(72)
Non-controlling interests				0

Consolidated totals				$135

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended September 30, 2012	Sales			Segment
In millions	External	Inter-segment	Total	profit
Food & Beverage	$806	$0	$806	$93
Home, Health & Beauty	187	0	187	12
Industrial	114	0	114	7
Specialty Chemicals	254	1	255	62
Community Development and Land Management	34	1	35	11

Total	1,395	2	1,397	185

Corporate and Other				(81)
Non-controlling interests				0

Consolidated totals				$104

Nine months ended September 30, 2013	Sales			Segment
In millions	External	Inter-segment	Total	profit
Food & Beverage	$2,357	$2	$2,359	$178
Home, Health & Beauty	561	0	561	17
Industrial	401	1	402	47
Specialty Chemicals	746	0	746	176
Community Development and Land Management	147	2	149	71

Total	4,212	5	4,217	489

Corporate and Other				(270)
Non-controlling interests				(2)

Consolidated totals				$217

Nine months ended September 30, 2012	Sales			Segment
In millions	External	Inter-segment	Total	profit
Food & Beverage	$2,360	$1	$2,361	$256
Home, Health & Beauty	590	0	590	35
Industrial	339	0	339	40
Specialty Chemicals	707	1	708	182
Community Development and Land Management	135	2	137	52

Total	4,131	4	4,135	565

Corporate and Other				(265)
Non-controlling interests				3

Consolidated totals				$303

13.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2013, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $4 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2013, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2013, the company had recorded litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

14.	Other income, net

Other income, net is comprised of the following for the three and nine months ended September 30, 2013 and 2012:

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income	$4	$2	$8	$9
Foreign currency exchange losses	0	(3)	(3)	(3)
Transition services income	0	4	1	8
Insurance settlements	5	0	8	0
Other[1]	3	(1)	9	5

	$12	$2	$23	$19

[1]	For the nine months ended September 30, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and the fourth quarter of 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

15.	Dispositions

On May 1, 2012, MeadWestvaco completed the spin-off of its C&OP business and subsequent merger of that business with ACCO Brands Corporation. For the three and nine months ended September 30, 2012, the operating results of the C&OP business are reported in income from discontinued operations, net of taxes in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $15 million decrease to consolidated shareholders’ equity as of May 1, 2012.

The following table shows the major categories for discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	$0	$0	$0	$135

Cost of sales	0	0	0	69
Selling, general and administrative expenses	0	1	(6)	47
Interest expense	0	0	0	5
Other expense (income), net	0	4	0	11

(Loss) income before income taxes	0	(5)	6	3

Income tax provision (benefit)	0	11	2	10

Net (loss) income	$0	$(16)	$4	$(7)

Net (loss) income per share
Basic	$0.00	$(0.09)	$0.02	$(0.04)
Diluted	0.00	(0.10)	0.02	(0.04)

There were no assets or liabilities classified as discontinued operations in the consolidated balance sheets at September 30, 2013 and December 31, 2012.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

16.	Income taxes

For the three and nine months ended September 30, 2013 and 2012, the effective tax rates attributable to continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Effective tax rate	41%	36%	28%	35%

The differences in the effective tax rates for the three and nine months ended September 30, 2013 and 2012 compared to statutory rates are primarily due to the mix and levels between forecasts of domestic and foreign earnings and certain discrete items. For the nine months ended September 30, 2013, the discrete items include tax benefits totaling $15 million related to favorable tax rulings in certain foreign jurisdictions and a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013.

During the three and nine months ended September 30, 2013, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended September 30, 2013, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) reported increased sales and earnings from continuing operations primarily due to growth in targeted packaging and specialty chemicals markets, increased land sales and contributions from acquisitions. For the nine months ended September 30, 2013, the company reported increased sales, but lower year-over-year earnings from continuing operations as growth in certain packaging and specialty chemicals markets were more than offset by the impact during the second quarter of 2013 from a planned major mill outage and difficulties encountered following a system implementation at the mill in Covington, Virginia, as well as lower volumes of home and garden packaging due to unseasonably cool and wet weather. Cost savings associated with the company’s enterprise-wide cost reduction initiative partially offset these impacts with $28 million of savings achieved during the nine months ended September 30, 2013.

Cash provided by operating activities from continuing operations improved to $260 million for the nine months ended September 30, 2013 compared to $127 million for the nine months ended September 30, 2012, primarily reflecting higher earnings and lower working capital levels, as well as improved cash flow associated with the company’s expanded operations in Brazil. Cash used in investing activities from continuing operations declined to $315 million for the nine months ended September 30, 2013 compared to $466 million for the nine months ended September 30, 2012 and primarily reflects lower capital spend related to the company’s expansion in Brazil, which was substantially completed in 2012.

Sales were $1.43 billion for the three months ended September 30, 2013 compared to $1.40 billion for the three months ended September 30, 2012. Sales were $4.21 billion for the nine months ended September 30, 2013 compared to $4.13 billion for the nine months ended September 30, 2012. The company generated growth in targeted packaging markets, especially food, beverage, healthcare, and personal care, as well as in specialty chemicals. It also benefited from contributions from the pine chemicals business in Brazil and corrugated business in India, both of which were acquired in the fourth quarter of 2012, as well as from improved pricing for industrial packaging solutions in Brazil and higher land sales. These benefits were partially offset by lower volumes of tobacco and home and garden packaging and unfavorable foreign currency exchange during 2013.

For the three months ended September 30, 2013, income from continuing operations attributable to the company was $80 million, or $0.44 per share, compared to $67 million, or $0.38 per share, for the three months ended September 30, 2012. The results from continuing operations attributable to the company for the three months ended September 30, 2013 include after-tax restructuring charges of $3 million, or $0.02 per share, after-tax pension settlement and other charges of $3 million, or $0.02 per share, and discrete income tax items of $2 million, or $0.01 per share. The results from continuing operations attributable to the company for the three months ended September 30, 2012 include after-tax restructuring charges of $2 million, or $0.01 per share.

For the nine months ended September 30, 2013, income from continuing operations attributable to the company was $158 million, or $0.88 per share, compared to $195 million, or $1.10 per share, for the nine months ended September 30, 2012. The results from continuing operations attributable to the company for the nine months ended September 30, 2013 include after-tax restructuring charges of $24 million, or $0.14 per share, after-tax pension settlement and other charges of $14 million, or $0.07 per share, and discrete income tax benefits of $13 million, or $0.07 per share. The results from continuing operations attributable to the company for the nine months ended September 30, 2012 include after-tax restructuring charges of $13 million, or $0.07 per share.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

On October 28, 2013, the company announced the signing of a definitive agreement with Plum Creek for the sale of all of the company’s U.S. forestlands and certain related assets, as well as the formation of a land development partnership comprised of MWV’s diversified properties in the Charleston, South Carolina region. The total consideration of the transaction, including Plum Creek’s initial investment in the partnership, is approximately $1.1 billion.

Under the terms of the agreement, Plum Creek will acquire approximately 501,000 acres and certain related assets for approximately $934 million, of which approximately $74 million will be paid in cash and $860 million will be in the form of a 10-year installment note (with the option to extend for 10 years) that the company intends to securitize or otherwise finance after closing. Also included in the transaction are the wind, coal and mineral rights relative to the forestlands, other than certain oil and natural gas rights in West Virginia that have been retained by MWV.

In addition to the U.S. forestlands acquisition, Plum Creek will invest approximately $152 million in cash in a newly formed land development partnership comprised of MWV’s land holdings of approximately 109,000 acres in the Charleston, South Carolina region. The partnership will be comprised of two ventures. One venture will consist of MWV’s active developments on approximately 22,000 acres and the other venture will consist of MWV’s long-term development projects on approximately 87,000 acres. MWV will consolidate the partnership for financial reporting purposes.

The company estimates that net proceeds from this transaction will be approximately $950 million, after the securitization or other financing of the installment note and payment of both fees and current income taxes, and considering the expected recovery of alternative minimum taxes of about $100 million over the next several years. Approximately $210 million will be used to repay a term loan and approximately $75 million will be retained in the land development partnership to fund future development. Following the close of the transaction, the company will determine the form of returning the remaining proceeds of approximately $665 million to its shareholders.

Also as part of the transaction, the company and Plum Creek will execute 25-year fiber supply agreements covering forestlands in Virginia and West Virginia to support the company’s paperboard mill located in Covington, Virginia. The fiber will be sold at market pricing.

The transaction is expected to close by the end of this year subject to the satisfaction of customary closing conditions. With the exceptions of the land development partnership and retained oil and natural gas rights in West Virginia, the net assets and results of operations associated with the company’s forestry and rural land sales businesses will be presented as discontinued operations in the company’s consolidated financial statements in the period this transaction closes. Due to the tax-efficient structure of the consideration received for the forestlands, the accounting gain associated with such assets will be recognized upon the collection of the installment note from Plum Creek. The cash consideration for the sale of the wind, coal and mineral rights will result in an accounting gain in the period this transaction closes.

OUTLOOK

In the fourth quarter of 2013, MWV expects earnings to be significantly above the year-ago levels on a continuing operations basis. The principal drivers of the expected earnings improvement are:

•	Continued success with its profitable growth strategies to drive volume improvement across its targeted packaging and specialty chemicals markets;

•	Pricing improvement in industrial packaging solutions;

•	Productivity gains from improved operating leverage and benefits from the Covington biomass boiler;

•	Continued earnings benefits from the company’s new paperboard machine in Brazil; and,

•	Savings from execution against the company’s overhead reduction initiative.

Continued challenging global macroeconomic conditions, raw materials inflation (resin and fiber) and depreciation of the real against the U.S. dollar are expected to partially offset these benefits.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Savings associated with the previously announced enterprise-wide overhead cost reduction plan were $28 million for the nine months ended September 30, 2013. The company anticipates it will achieve savings exceeding the high end of its range of $25 million to $30 million by the end of 2013 and continues to target savings of $75 million in 2014.

To improve margins in the Home, Health & Beauty segment, as previously announced the company will exit the beauty and personal care folding carton businesses in Europe and Brazil. In Europe, the company continues to assess strategic options to accomplish an exit through the sale of this business. In Brazil, the company is repurposing its folding carton operation to manufacture higher value dispensing solutions, which is expected to be largely completed during the first half of 2014.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2013 and 2012 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$1,434	$1,395	$4,212	$4,131

Cost of sales	1,112	1,095	3,412	3,233
Selling, general and administrative expenses	160	160	488	500
Interest expense	39	38	118	114
Other income, net	(12)	(2)	(23)	(19)

Income from continuing operations before income taxes	135	104	217	303
Income tax provision	55	37	61	105

Income from continuing operations	80	67	156	198
(Loss) income from discontinued operations, net of income taxes	0	(16)	4	(7)

Net income	80	51	160	191
Less: Net (loss) income attributable to non-controlling interests, net of income taxes	0	0	(2)	3

Net income attributable to the company	$80	$51	$162	$188

Income from continuing operations attributable to the company	$80	$67	$158	$195

Net income per share attributable to the company – basic:
Income from continuing operations	$0.45	$0.38	$0.89	$1.12
(Loss) income from discontinued operations	0.00	(0.09)	0.02	(0.04)

Net income attributable to the company	$0.45	$0.29	$0.91	$1.08

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.44	$0.38	$0.88	$1.10
(Loss) income from discontinued operations	0.00	(0.10)	0.02	(0.04)

Net income attributable to the company	$0.44	$0.28	$0.90	$1.06

Shares used to compute net income per share attributable to the company:
Basic	178.0	174.2	177.3	173.2
Diluted	180.8	177.5	180.1	176.6

Sales were $1.43 billion for the three months ended September 30, 2013 compared to $1.40 billion for the three months ended September 30, 2012. Sales were $4.21 billion for the nine months ended September 30, 2013 compared to $4.13 billion for the nine months ended September 30, 2012. The company generated growth in targeted packaging markets, especially food, beverage, healthcare, and personal care, as well as in specialty chemicals. It also benefited from contributions from the pine chemicals business in Brazil and corrugated business in India, both of which were acquired in the fourth quarter of 2012, as well as from improved pricing for industrial packaging solutions in Brazil and higher land sales. These benefits were partially offset by lower volumes of tobacco and home and garden packaging and unfavorable foreign currency exchange during 2013. Refer to the individual segment discussions below for detailed sales information for each segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Cost of sales was $1.11 billion for the three months ended September 30, 2013 compared to $1.10 billion for the three months ended September 30, 2012. Cost of sales was $3.41 billion for the nine months ended September 30, 2013 compared to $3.23 billion for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, input cost inflation for energy, raw materials, and freight were $12 million and $28 million higher, respectively, compared to the same periods of 2012. In addition, for the nine months ended September 30, 2013, costs associated with the planned outage and the negative impacts from operational difficulties encountered following a system implementation at the company’s paperboard mill in Covington, Virginia had an unfavorable impact on cost of sales compared to 2012.

Selling, general and administrative expenses were $160 million for both of the three months ended September 30, 2013 and 2012. Selling, general and administrative expenses were $488 million for the nine months ended September 30, 2013 compared to $500 million for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2013 lower variable employee incentive and equity compensation, as well as benefits associated with the company’s cost reduction initiative had a favorable impact on selling, general and administrative expenses compared to the same periods of 2012.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended September 30, 2013
	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$2	$3	$0	$0	$0	$1	$2	$3
Home, Health & Beauty	1	0	1	1	0	1	2	0	2
Industrial	(1)	0	(1)	0	0	0	(1)	0	(1)
All other	0	1	1	0	0	0	0	1	1

Total charges	$1	$3	$4	$1	$0	$1	$2	$3	$5

Three months ended September 30, 2012
	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
All other	0	1	1	0	0	0	0	1	1

Total charges	$0	$3	$3	$0	$0	$0	$0	$3	$3

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2013
	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$0	$0	$0	$1	$5	$6
Home, Health & Beauty	6	1	7	6	0	6	12	1	13
Industrial	1	1	2	5	0	5	6	1	7
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	5	5	0	0	0	0	5	5

Total charges	$8	$12	$20	$17	$0	$17	$25	$12	$37

Nine months ended September 30, 2012
	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$3	$4	$0	$0	$0	$1	$3	$4
Home, Health & Beauty	4	1	5	0	0	0	4	1	5
Industrial	6	0	6	0	0	0	6	0	6
All other	0	3	3	0	1	1	0	4	4

Total charges	$11	$7	$18	$0	$1	$1	$11	$8	$19

Pension income, excluding settlements, attributable to continuing operations was $30 million for the three months ended September 30, 2013 compared to $18 million for the three months ended September 30, 2012. Pension income, excluding settlements, attributable to continuing operations was $74 million for the nine months ended September 30, 2013 compared to $52 million for the nine months ended September 30, 2012. Pension income is reported in Corporate and Other for segment reporting purposes.

On April 15, 2013, the company completed a program that allowed vested former employees who terminated service with the company on or before November 30, 2012 with the option to receive their pension benefit in a single lump sum which was funded from assets included in the U.S. qualified plans. Benefit payments pursuant to the lump sum program totaled approximately $415 million. As a result of the lump sum program, the company incurred pre-tax settlement charges of $1 million and $18 million for the three and nine months ended September 30, 2013, respectively. In addition, the assets and liabilities of the U.S. qualified pension plans were re-measured at September 30, 2013 using a discount rate of 4.90%, resulting in a net increase to the plans’ funded status for which the company recorded a pre-tax gain in other comprehensive income of $18 million ($12 million after-tax) and $56 million ($35 million after-tax) for the three and nine months ended September 30, 2013, respectively.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net is comprised of the following for the three and nine months ended September 30, 2013 and 2012:

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income	$4	$2	$8	$9
Foreign currency exchange losses	0	(3)	(3)	(3)
Transition services income	0	4	1	8
Insurance settlements	5	0	8	0
Other[1]	3	(1)	9	5

	$12	$2	$23	$19

[1]	For the nine months ended September 30, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and the fourth quarter of 2012.

Interest expense from continuing operations was $39 million for the three months ended September 30, 2013 and was comprised of $30 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance policies and $2 million related to other items. Interest expense from continuing operations was $38 million for the three months ended September 30, 2012 and was comprised of $30 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance policies and $1 million related to other items. Interest expense from continuing operations was $118 million for the nine months ended September 30, 2013 and was comprised of $91 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $18 million related to borrowings on insurance policies and $7 million related to other items. Interest expense from continuing operations was $114 million for the nine months ended September 30, 2012 and was comprised of $89 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $17 million related to borrowings on insurance policies and $6 million related to other items.

For the three and nine months ended September 30, 2013, the effective tax rates from continuing operations were approximately 41% and 28%, respectively. The differences in the effective tax rates in 2013 compared to statutory rates were primarily due to the effects of discrete items, as well as from the mix and levels between domestic and foreign earnings. For the nine months ended September 30, 2013, the discrete items include tax benefits totaling $15 million related to favorable tax rulings in certain foreign jurisdictions and a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013. For the three and nine months ended September 30, 2012, the effective tax rates from continuing operations were approximately 36% and 35%, respectively. The differences in the effective tax rates in 2012 compared to statutory rates were primarily due to the mix and levels between forecasts of domestic and foreign earnings, as well as from the effects of discrete items.

The annual effective tax rate in 2013 from continuing operations, excluding discrete items, is expected to be about 35%.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Note 12 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Food & Beverage

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$796	$806	$2,359	$2,361
Segment profit (1)	86	93	178	256

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Food & Beverage segment were $796 million and $806 million for the three months ended September 30, 2013 and 2012, respectively. In 2013, benefits from growth in targeted food and beverage markets and favorable foreign currency exchange were more than offset by lower sales in tobacco packaging compared to 2012. Food packaging sales increased in 2013 primarily due to gains with major brand owners in a range of applications, including frozen food and club store packaging, as well as liquid packaging in Asia and Europe. In beverage packaging, overall volumes were down compared to 2012 as broader market trends drove lower beer and soft drink consumption compared to 2012; however, relative growth with key customers across all regions outpaced primary market demand for both carbonated soft drinks and beer. In addition, sales of beverage packaging in Europe rebounded from economic and weather-related headwinds in the first half of 2013 and sales in Asia increased compared to 2012. In tobacco packaging, the decline in sales was primarily due to the timing of shipments to customers in Asia during 2013.

Profit for the Food & Beverage segment was $86 million and $93 million for the three months ended September 30, 2013 and 2012, respectively. Profit decline in 2013 was driven primarily by $12 million from inflation, $2 million from unfavorable pricing and product mix, and $3 million from lower volumes compared to 2012. These declines were partially offset by $5 million of favorable productivity and $5 million from favorable foreign currency exchange and other items compared to 2012.

Sales for the Food & Beverage segment were $2.36 billion for both of the nine months ended September 30, 2013 and 2012. In 2013, benefits from growth in targeted food and beverage markets and favorable foreign currency exchange were offset by lower volumes of tobacco packaging as well as unfavorable pricing and product mix in food and tobacco packaging compared to 2012. Food packaging sales increased in 2013 primarily due to gains with major brand owners in a range of applications, including frozen food and club store packaging as well as liquid packaging in Asia and Europe. In beverage packaging, overall volumes were down compared to 2012 as broader market trends drove lower beer and soft drink consumption compared to 2012; however, relative growth with key customers in certain regions outpaced primary market demand for both carbonated soft drinks and beer. In addition, sales of beverage packaging in Latin American and Asia increased compared to 2012. In tobacco packaging, the decline in sales was primarily due to the timing of shipments to customers in Asia during 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Food & Beverage segment was $178 million and $256 million for the nine months ended September 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $28 million higher costs from planned mill maintenance outages, and $5 million from the negative impacts from operations difficulties following a system implementation at the company’s paperboard mill in Covington, Virginia. The decline in 2013 was also driven by $27 million from inflation and $24 million from unfavorable pricing and product mix compared to 2012. These declines were partially offset by $6 million from favorable foreign currency exchange and other items compared to 2012.

Home, Health & Beauty

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$185	$187	$561	$590
Segment profit (1)	6	12	17	35

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Home, Health & Beauty segment were $185 million and $187 million for the three months ended September 30, 2013 and 2012, respectively. Sales were essentially unchanged year-over-year as gains in higher value beauty and skin care, fragrance and medical dispensing solutions were offset by declines in home and garden dispensing due to the ongoing transition with some customers to a new trigger-sprayer solution, as well as declines in beauty and personal care folding carton solutions.

Profit for the Home, Health & Beauty segment was $6 million and $12 million for the three months ended September 30, 2013 and 2012, respectively. Profit in 2013 declined due to $6 million from higher inflation, $1 million from unfavorable pricing and product mix, $1 million from unfavorable productivity and $1 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers compared to 2012. These declines were partially offset by $1 million from higher volumes and $2 million from favorable foreign currency exchange and other items compared to 2012.

Sales for the Home, Health & Beauty segment were $561 million and $590 million for the nine months ended September 30, 2013 and 2012, respectively. Sales decreased in 2013 primarily due to significant volume declines in home and garden packaging as well as beauty and personal care folding carton packaging in Europe and Brazil. The strong lawn and garden season which drives volumes in home and garden packaging did not materialize, and as result the overall market volume was down compared to 2012. In addition to the negative volume impacts of these market trends in home and garden packaging, volumes were also negatively impacted in 2013 by customer transitions to the next generation trigger sprayers in North America. These negative impacts were partially offset by volume gains in higher value beauty and personal care solutions, including strong gains in fragrance and airless dispensers compared to 2012. Healthcare packaging sales also increased from continued gains in medical dispensers compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Home, Health & Beauty segment was $17 million and $35 million for the nine months ended September 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $14 million from inflation, $2 million from unfavorable productivity, $2 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers, $1 million from lower volumes, and $1 million from unfavorable pricing and product mix compared to 2012. These declines were partially offset by $2 million from favorable foreign currency exchange and other items compared to 2012.

Industrial

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$132	$114	$402	$339
Segment profit (1)	16	7	47	40

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Industrial segment were $132 million and $114 million for the three months ended September 30, 2013 and 2012, respectively. Sales growth was driven by price improvement across targeted Brazilian packaging markets and revenue benefits from the addition of the high-quality industrial packaging materials business in India. During 2013, the company increased prices in the Brazilian market to offset labor and input cost inflation. Volumes in Brazil were modestly lower year-over-year as gains in paper sales were more than offset by lower corrugated box sales. Volumes of corrugated products declined in 2013 due to pricing actions the company took to offset inflation and due to the sale of the company’s Feira de Santana box plant early in the third quarter of 2013. Sales were also impacted by unfavorable foreign currency exchange compared to 2012.

Profit for the Industrial segment was $16 million and $7 million for the three months ended September 30, 2013 and 2012, respectively. Profit in 2013 benefited from $18 million from favorable pricing and product mix compared to 2012. This benefit was partially offset by $6 million from inflation, $2 million from unfavorable foreign currency exchange and other unfavorable items, and $1 million from unfavorable productivity compared to 2012.

Sales for the Industrial segment were $402 million and $339 million for the nine months ended September 30, 2013 and 2012, respectively. Sales growth in 2013 was driven by volume growth and price improvement across targeted Brazilian packaging markets compared to 2012 and contribution from the addition of the high-quality industrial packaging materials business in India. During 2013, gains in paperboard sales were largely offset by lower corrugated sales which resulted in volume growth compared to 2012. These gains were partially offset by unfavorable foreign currency exchange compared to 2012.

Profit for the Industrial segment was $47 million and $40 million for the nine months ended September 30, 2013 and 2012, respectively. Profit in 2013 benefited from $35 million from favorable pricing and product mix and $1 million from higher volumes compared to 2012. These benefits were partially offset by $20 million from inflation, $5 million from unfavorable productivity, and $4 million from unfavorable foreign currency exchange and other items compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$260	$255	$746	$708
Segment profit (1)	66	62	176	182

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Specialty Chemicals segment were $260 million and $255 million for the three months ended September 30, 2013 and 2012, respectively. Sales increase in 2013 was led by revenue benefits from the addition of the Brazilian pine chemicals business, which was acquired during the fourth quarter of 2012, as well as solid volume growth in targeted pine chemicals markets. During 2013, the segment continued to penetrate higher value pine chemicals end markets of adhesives, asphalt and oilfield services. Carbon technology volumes increased during 2013 as global automobile manufacturers increased production in response to strong global demand. These gains were partially offset by unfavorable pricing on some basic pine chemicals products and unfavorable foreign currency exchange compared to 2012.

Profit for the Specialty Chemicals segment was $66 million and $62 million for the three months ended September 30, 2013 and 2012, respectively. Profit in 2013 benefited from $5 million from favorable productivity and $5 million from contribution from the recently acquired Brazilian pine chemicals business and from gains related to certain insurance and legal settlements compared to 2012. These benefits were partially offset by $3 million from inflation, $2 million from unfavorable pricing and product mix, and $1 million from lower volumes compared to 2012.

Sales for the Specialty Chemicals segment were $746 million and $708 million for the nine months ended September 30, 2013 and 2012, respectively. Sales increase in 2013 was led by solid volume growth in targeted pine chemicals markets and revenue benefits from the addition of the Brazilian pine chemicals business, which was acquired during the fourth quarter of 2012. During 2013, the segment continued to penetrate higher value pine chemicals end markets of adhesives, asphalt and oilfield services. Carbon technology volumes increased during 2013 as global automobile manufacturers increased production in response to strong global demand. These gains were partially offset by unfavorable pricing on some basic pine chemicals products and unfavorable foreign currency exchange compared to 2012.

Profit for the Specialty Chemicals segment was $176 million and $182 million for the nine months ended September 30, 2013 and 2012, respectively. Profit decline in 2013 was driven by $7 million from unfavorable productivity, $6 million from planned and unplanned maintenance outages at the segment’s pine chemicals and carbon facilities, $4 million from unfavorable pricing and product mix and $2 million from inflation compared to 2012. These declines were partially offset by $8 million from contribution from the recently acquired Brazilian pine chemicals business and from non-recurring items related to certain legal and insurance settlements and $5 million from higher volumes compared to 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Sales	$63	$35	$149	$137
Segment profit (1)	33	11	71	52

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Community Development and Land Management segment were $63 million for the three months ended September 30, 2013 compared to $35 million for the three months ended September 30, 2012. The segment sold approximately 16,700 acres for gross proceeds of approximately $41 million in 2013 compared to approximately 5,000 acres for gross proceeds of $12 million in 2012.

Profit for the Community Development and Land Management segment was $33 million for the three months ended September 30, 2013 compared to $11 million for the three months ended September 30, 2012. Profit from real estate activities was $30 million in 2013 compared to $5 million in 2012. Profit from forestry operations and leasing activities was $3 million in 2013 compared to $6 million in 2012.

Sales for the Community Development and Land Management segment were $149 million for the nine months ended September 30, 2013 compared to $137 million for the nine months ended September 30, 2012. The segment sold approximately 39,900 acres for gross proceeds of approximately $87 million in 2013 compared to approximately 33,200 acres for gross proceeds of $67 million in 2012.

Profit for the Community Development and Land Management segment was $71 million for the nine months ended September 30, 2013 compared to $52 million for the nine months ended September 30, 2012. Profit from real estate activities was $59 million in 2013 compared to $39 million in 2012. Profit from forestry operations and leasing activities was $12 million in 2013 compared to $13 million in 2012.

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

Cash and cash equivalents totaled $462 million at September 30, 2013, of which 62% was held in the U.S. with the remaining portions of 16% in Europe, 13% in Brazil and 9% in other foreign jurisdictions. Of the company’s cash and cash equivalents, approximately 69% are invested in U.S. government obligations. Management continuously evaluates deposit concentrations and monitors the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

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

As previously discussed, the company expects the transaction with Plum Creek involving the company’s Community Development and Land Management segment to close by the end of 2013. The company estimates that net proceeds from this transaction will be about $950 million, after the securitization or other financing of the installment note and payment of both fees and current income taxes, and considering the expected recovery of alternative minimum taxes of about $100 million over the next several years. Approximately $210 million will be used to repay a term loan and approximately $75 million will be retained in the land development partnership to fund future development. Following the close of the transaction, the company will determine the form of returning the remaining proceeds of approximately $665 million to its shareholders.

Operating activities

Cash provided by operating activities from continuing operations was $260 million for the nine months ended September 30, 2013 compared to $127 million for the nine months ended September 30, 2012, primarily reflecting lower working capital levels, as well as higher cash flow associated with the company’s expanded operations in Brazil. Cash provided by operating activities from discontinued operations was $104 million associated with the C&OP business for the nine months ended September 30, 2012.

Investing activities

Cash used in investing activities from continuing operations was $315 million for the nine months ended September 30, 2013 compared to $466 million for the nine months ended September 30, 2012. Cash used in investing activities from continuing operations for the nine months ended September 30, 2013 was driven by capital expenditures of $339 million, contributions to joint ventures of $9 million, and other uses of funds of $9 million, partially offset by proceeds from dispositions of assets of $42 million. Cash used in investing activities from continuing operations for the nine months ended September 30, 2012 was driven by capital expenditures of $484 million, contributions to joint ventures of $8 million and other uses of funds of $1 million, partially offset by proceeds from dispositions of assets of $27 million. For the nine months ended September 30, 2013, the decline in cash used in investing activities is primarily driven by lower investment related to the company’s expansion in Brazil, which was substantially completed in 2012.

Cash used in investing activities from discontinued operations was $61 million for the nine months ended September 30, 2012, driven primarily by cash deposits totaling $59 million held by the Consumer & Office Products business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Financing activities

Cash used in financing activities from continuing operations was $129 million for the nine months ended September 30, 2013 compared to cash provided by financing activities from continuing operations of $389 million for the nine months ended September 30, 2012.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2013 was driven by dividend payments of $133 million, repayment of long-term debt of $56 million, change in book overdrafts of $5 million, and the purchase of the remaining 50% non-controlling interest in a pharmaceutical packaging company for $13 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2013 included proceeds from exercises of employee stock options of $46 million, proceeds from notes payable and other short-term borrowings of $24 million, and proceeds from the issuance of long-term debt of $8 million.

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

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2012 also included proceeds from the issuance of debt of $282 million, proceeds from exercises of employee stock options of $49 million and other sources of funds of $3 million. Cash used in financing activities from continuing operations for the nine months ended September 30, 2012 included repayment of long-term debt totaling $254 million, primarily associated with a $221 million bond debenture that matured in April 2012. Cash used in financing activities from continuing operations for the nine months ended September 30, 2012 also included dividend payments of $130 million, changes in bank overdrafts of $13 million and repayments of notes payable and other short-term borrowings of $8 million.

MeadWestvaco has a $600 million five-year revolving credit facility and a $250 million five-year term loan facility (collectively the “Credit Facilities”) with a syndicate of banks. The Credit Facilities are scheduled to expire on January 30, 2017. The principal purpose of the Credit Facilities is to obtain funds for general corporate purposes. The company borrowed $250 million in 2012 from the term loan facility bearing interest at a rate approximating LIBOR plus a margin. The company is using these funds to complete certain capital projects and to invest in its profitable growth initiatives. The balance outstanding for the term loan facility was $231 million at September 30, 2013. The $600 million revolving credit facility was undrawn at September 30, 2013. The Credit Facilities’ agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of September 30, 2013.

In connection with the company’s expansion in Brazil, the company has a bank credit agreement with the Brazilian Development Bank (“BNDES”). Amounts borrowed under this facility are funding qualifying equipment purchases in accordance with the BNDES agreement and have a fixed rate of interest of 5.5%. Borrowings under this facility are denominated in Brazilian Real currency. Borrowings from this facility have been completed and principal payments commenced in 2013 with final maturity in 2020. The balance outstanding at September 30, 2013 was approximately R$258 million (USD equivalent of approximately $116 million).

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $17 million for the nine months ended September 30, 2013 compared to an unfavorable impact of $4 million for the nine months ended September 30, 2012.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 38% at September 30, 2013 and 39% at December 31, 2012.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $34 million and $60 million in environmental capital expenditures in 2013 and 2014, respectively. Approximately $48 million was spent on environmental capital projects in 2012. Included in the 2013 and 2014 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2013 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2013, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $4 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2013, there were approximately 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2013, the company had recorded litigation liabilities of approximately $33 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

NEW ACCOUNTING GUIDANCE

In January 2013, the company adopted new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The company has presented the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the notes to the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 11 for further information.

In January 2013, the company adopted new accounting guidance regarding additional disclosures for financial instruments that are offset, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note 8 for further information.

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

In July 2013, the FASB issued new guidance regarding derivatives and hedging. The new guidance includes an additional benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The amendments are effect prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2013, the FASB issued new guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the nine months ended September 30, 2013, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2012. There was no material change in the company’s exposure to market risk from December 31, 2012 to September 30, 2013.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2013, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2013, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2013, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated by the risk factor in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 6.	EXHIBITS

2.01	Agreement between MeadWestvaco Corporation and Plum Creek Timber Inc., dated October 28, 2013, filed as Exhibit 2.01 to the company’s Form 8-K on October 29, 2013, and incorporated herein by reference

10.01	Agreement between MeadWestvaco Corporation and Mark S. Cross, dated July 24, 2013, previously filed as Exhibit 10.01 to the company’s Form 8-K on July 30, 2013, and incorporated herein by reference

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

November 5, 2013	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer