Form 10-K
period 2013-12-31
MEADWESTVACO Corp
filed 2014-02-24
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	31-1797999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 South 5th Street Richmond, Virginia 23219-0501 Telephone 804-444-1000 (Address and telephone number of Registrant’s principal executive offices)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

At June 30, 2013, the aggregate market value of common stock held by non-affiliates was $5,983,995,412. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 31, 2014, the number of shares of common stock of the Registrant outstanding was 174,571,183.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders expected to be held on April 28, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K; definitive copies of said Proxy Statement will be filed with the Securities and Exchange Commission on or around March 26, 2014.

Part I

Item 1. Business

General

MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the “company”) is a global packaging company providing innovative solutions to the world’s most admired brands in the healthcare, beauty and personal care, food, beverage, home and garden, tobacco, and agricultural industries. The company also produces specialty chemicals for the automotive, energy, and infrastructure industries and maximizes the value of its development land holdings in the Charleston, South Carolina region. MeadWestvaco is a Delaware corporation, incorporated in 2001 and the successor to Westvaco Corporation and The Mead Corporation. MWV’s reporting segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

On December 6, 2013, MeadWestvaco completed the sale of its U.S. forestlands, consisting of approximately 501,000 acres in Alabama, Georgia, South Carolina, Virginia and West Virginia, and certain related assets to subsidiaries of Plum Creek Timber Company, Inc (“Plum Creek”). The results of this business are reported in discontinued operations in the consolidated financial statements included in this report. For further information on this transaction, refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8.

Food & Beverage

The Food & Beverage segment produces packaging materials, and designs and produces packaging solutions primarily for the global food, food service, beverage, dairy and tobacco end markets, as well as paperboard for commercial printing. For the global food market, the segment develops and produces materials and innovative solutions that are used to package frozen food, dry goods, ready-to-eat meals, hot and cold drinks, and various shelf-stable dairy products. For the global beverage market, the segment has a fully integrated business model, including high-performance paperboard, carton design and converting operations, as well as beverage packaging machinery. For the global tobacco market, the segment produces high performance paperboard, and designs and produces cartons for the world’s leading tobacco brand owners. The segment’s materials are manufactured in the U.S. and converted into packaging solutions at plants located in North America, Europe and Asia.

Home, Health & Beauty The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment produces secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

Industrial

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods. In Brazil, where most of this business is based, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for Indian fresh produce. In Brazil, the segment manufactures high-quality virgin kraftliner and recycled material medium paperboards, and converts the board to corrugated packaging at four box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

Specialty Chemicals

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include performance chemicals derived from pine chemicals used in printing inks, asphalt paving and adhesives as well as in the agricultural, paper and petroleum industries. This segment also produces activated carbon products used in gas vapor emission control systems for automobiles and trucks, as well as applications for air, water and food purification.

Community Development and Land Management

The Community Development and Land Management segment is responsible for maximizing the value of 109,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek. The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of this segment exclude the non-controlling interest attributable to Plum Creek.

For a more detailed description of our segments, including financial information, see Note U of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Competition

MeadWestvaco operates in a very challenging global marketplace and competes with many large, well-established and highly competitive manufacturers and service providers. In addition, our business is affected by a range of macroeconomic conditions, including industry capacity changes, global competition, economic conditions in the U.S. and abroad, as well as currency exchange rates.

We compete principally through quality, price, value-added products and services such as packaging solutions, customer service, innovation, technology, and product design. Our proprietary trademarks and patents, in the aggregate, are also important to our competitive position in certain markets. The Food & Beverage segment competes globally with manufacturers of coated and bleached paperboard for packaging and graphic applications, as well as other specialty paperboards. In addition, this segment competes within the global food, food service, beverage, dairy and tobacco packaging end markets. The Home, Health & Beauty segment competes globally with manufacturers of packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. The Industrial segment competes within the Brazilian and Indian corrugated packaging markets for produce, meat, consumer products and bulk goods. The Specialty Chemicals segment competes globally with producers of activated carbons, refined tall oil products, lignin-based chemicals and specialty resins. The Community Development and Land Management segment competes in the real estate sales and development market in the Charleston, South Carolina region.

Research

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions. Expenditures for research and development were $44 million, $45 million and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Environmental laws and regulations

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $50 million and $75 million in environmental capital expenditures in 2014 and 2015, respectively. Approximately $32 million was spent on environmental capital projects in 2013. Included in the 2014 and 2015 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2014 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which

MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2013, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities at December 31, 2013 by an amount that could range from an insignificant amount to as much as $3 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Employees

MeadWestvaco currently employs approximately 16,000 people worldwide, of whom approximately half are employed in the U.S. and half are employed internationally. Approximately half of the company’s employees around the world are represented by labor unions under various collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and negotiated new collective agreements at various manufacturing locations around the world in 2013. The company considers its relationships with its unions and other employee representatives to be generally good. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of any negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 66% for the year ended December 31, 2013, 67% for the year ended December 31, 2012 and 65% for year ended December 31, 2011. Export sales from MeadWestvaco’s U.S. operations were 18% for the year ended December 31, 2013 and 17% for both years ended December 31, 2012 and 2011. Sales that were attributable to foreign operations were 34% for the year ended December 31, 2013, 33% for the year ended December 31, 2012 and 35% for the year ended December 31, 2011. For more information about the company’s U.S. and foreign operations, see Note U of Notes to Consolidated Financial Statements included in Part II, Item 8.

Available information

Our Internet address is www.mwv.com. Please note that MWV’s Internet address is included in this Annual Report on Form 10-K as an inactive textual reference only. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K or any future reports we may file with the SEC and should not be considered part of this report. MWV makes available on this website free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. You may access these filings in the Investors section of our website. MWV’s Corporate Governance Principles, our charters (Nominating and Governance Committee, Audit Committee, Compensation and Organization Development Committee, Finance Committee, Safety, Health and Environment Committee, and Executive Committee) and our Code of Conduct can be found in the Investors section of our website at the following address: http://www.mwv.com/InvestorRelations/CorporateGovernance/index.htm. Our Code of Conduct applies to all MeadWestvaco directors and employees worldwide, including the Chief

Executive Officer, Chief Financial Officer, and Chief Accounting Officer. These policies and principles support the company’s core values of integrity, respect for the individual, commitment to excellence and teamwork. Printed copies of the Code of Conduct are available to any stockholder upon request by calling 1-800-432-9874. Any future changes or amendments to our Code of Conduct and any waiver of our Code of Conduct that apply to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, or members of the Board of Directors, will be posted on the Investors section of our website at http://www.mwv.com/InvestorRelations/CorporateGovernance/index.htm.

Item 1A. Risk factors

Risks relating to our business

U.S. and global economic conditions could have an adverse effect on the profitability of some or all of our businesses.

Consumer and business confidence, the availability and cost of credit, consumer spending and business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower business investment and lower consumer spending, the demand for our products would be adversely affected. Adverse developments in the U.S., Europe or emerging markets, including Brazil, China and India, could negatively affect earnings and have a material adverse effect on our business, results of operations, cash flows and financial position. Such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other related parties. While we have procedures to monitor and limit exposure to credit risk, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our operating results. In a challenging and uncertain economic environment, we cannot predict whether or when such adverse economic circumstances may occur, or what impact, if any, such circumstances could have on our business, results of operations, cash flow and financial position.

The company has announced a margin improvement program. If we fail to execute fully on this initiative, we may not realize all the improvements we have publicly announced.

In January of 2014, the company announced a program to generate increased earnings and cash flow. The program is expected to deliver annual pre-tax cost savings of $100 million to $125 million by the end of 2015, with at least $75 million expected to be realized in 2014. This initiative is described more fully in Part II, Item 7. Management is committed to achieving these goals and believes they are attainable. The company’s degree of success in attaining these objectives will affect its operating earnings and cash flow.

The company’s businesses are subject to significant cost pressures. Pricing volatility and our ability to pass higher costs on to our customers through price increases or other adjustments is uncertain and dependent on market conditions and may materially impact our results of operations.

The pricing environment for raw materials used in a number of our businesses can fluctuate. The company sources all wood fiber for its U.S. mills from third parties. Additionally, energy costs remain volatile and unpredictable. Further unpredictable increases in the cost of various essential materials, energy or freight may materially impact our results of operations. Depending on market forces and the terms of customer contracts, our ability to recover these costs through increased pricing may be limited.

The company faces intense competition in each of its businesses, and competitive challenges from lower cost manufacturers. If we cannot successfully compete in an increasingly global market place, our results of operations may be adversely affected.

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

A key component of the company’s competitive position is MeadWestvaco’s ability to both innovate and manage expenses successfully. This requires continuous management focus on producing new and innovative products and solutions and reducing costs and improving efficiency through cost controls, productivity enhancements and regular appraisal of our asset portfolio.

The company’s markets are global. Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business, by fluctuations in currency exchange rates and other factors related to our international sales and operations.

For the year ended December 31, 2013, sales outside the U.S. were approximately 52% of total sales, which includes 18% of export sales to our foreign customers. We recently completed a substantial expansion of our corrugated packaging operations in Brazil as well as expanded our participation in other emerging markets, including China and India. As our international operations and activities expand, we inevitably have greater exposure to the risks of operating in many foreign countries. These factors include:

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

The company’s operations are subject to a wide range of general and industry-specific environmental laws and regulations. The company has been focused for some time on improving energy efficiency which also reduces its emissions of carbon dioxide. In recent years, acting unilaterally, the company has reduced its carbon dioxide emissions from fossil fuels even as overall production has increased.

We report the direct greenhouse gas emissions for our major U.S. manufacturing facilities to the U.S. EPA which are publicly available on the EPA website, www.epa.gov, we also report the consolidated greenhouse gas emissions from all of our manufacturing facilities worldwide to the Carbon Disclosure Project (“CDP”).

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

We take appropriate measures to minimize the risks of disruption at our facilities. A material operational disruption in one of our major facilities could negatively impact production and our financial results. Such a disruption could occur as a result of any number of events including but not limited to a major equipment failure, labor stoppages, inadequate supply of fiber, transportation failures affecting the supply and shipment of materials, severe weather conditions and disruptions in utility services.

The real estate industry is highly competitive and economically cyclical.

The company engages in value-added real estate development activities in the Charleston, South Carolina region, including obtaining entitlements and establishing joint ventures and other development-related arrangements. Many of our competitors in this industry have greater resources and experience in real estate development than we have currently. Our ability to execute our plans to realize the greater value associated with our development land holdings may be affected by the following factors, among others:

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

Item 1B. Unresolved staff comments

None.

Item 2. Properties

MeadWestvaco’s global headquarters are located in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities by reporting segment are currently as follows:

Food & Beverage
Ajax, Ontario, Canada	Lanett, Alabama
Atlanta, Georgia	Low Moor, Virginia
Bilbao, Spain	Moscow, Russian Federation (Leased)
Bristol, United Kingdom	Roosendaal, The Netherlands
Buenos Aires, Argentina (Leased)	Săo Paulo, Săo Paulo, Brazil (Leased)
Chicago, Illinois	Santiago de Chile, Chile (Leased)
Cottonton, Alabama	Shimada, Japan
Covington, Virginia	Silsbee, Texas
Deols, France	Smyrna, Georgia
Enschede, The Netherlands	Svitavy, Czech Republic
Evadale, Texas	Trier, Germany
Graz, Austria	Troyes, France
Krakow, Poland	Venlo, The Netherlands

Home, Health & Beauty
Aqua Branca, Săo Paulo, Brazil	Slatersville, Rhode Island (Leased)
Barcelona, Spain	St. Petersburg, FL (Leased)
Bydgoszcz, Poland	Tecate, Mexico (Leased)
Dublin, Ireland (Leased)	Tijuana, Mexico (Leased)
Grandview, Missouri	Valinhos, Săo Paulo, Brazil
Hemer, Germany	Vicenza, Italy
Mebane, North Carolina	Vise, Belgium
Milan, Italy (Leased)	Waalwijk, The Netherlands (Leased)
San Luis Potosi, Mexico	Winfield, Kansas
Sion, Switzerland	Wuxi, People’s Republic of China

Industrial
Araçatuba, Săo Paulo, Brazil	Pune, India
Blumenau, Santa Catarina, Brazil	Tres Barras, Santa Catarina, Brazil
Morai, India	Valinhos, Săo Paulo, Brazil
Pacajus, Ceara, Brazil	Vapi, India

Specialty Chemicals
Covington, Virginia	Palmeira, Santa Catarina, Brazil
DeRidder, Louisiana	Waynesboro, Georgia
Duque de Caxias, Rio de Janeiro, Brazil	Wickliffe, Kentucky
North Charleston, South Carolina	Wuijang, People’s Republic of China

Community Development and Land Management Group and Forestry Centers
Appomattox, Virginia	Tres Barras, Santa Catarina, Brazil
Rupert, West Virginia	Waverly Hall, Georgia
Ridgeville, South Carolina	Woodbine, Georgia
Summerville, South Carolina

Research Facilities
North Charleston, South Carolina	Shekou Shenzhen, People’s Republic of China
Richmond, Virginia (Leased)	Tres Barras, Santa Catarina, Brazil

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

As of December 31, 2013, MeadWestvaco owned approximately 109,000 acres of development landholdings in the Charleston, South Carolina region and approximately 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

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

Item 4. Mine safety disclosures

Not applicable.

Executive officers of the registrant

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	65	Chairman and Chief Executive Officer	2002
Robert K. Beckler	52	Executive Vice President	2014
Robert A. Feeser	52	Executive Vice President	2014
E. Mark Rajkowski	55	Senior Vice President and Chief Financial Officer	2004
Peter C. Durette	40	Senior Vice President	2012
Linda V. Schreiner	54	Senior Vice President	2002
Mark T. Watkins	60	Senior Vice President	2002
Wendell L. Willkie, II	62	Senior Vice President, General Counsel and Secretary	2002
Robert E. Birkenholz	53	Vice President and Treasurer	2011
Donna O. Cox	50	Vice President	2005
Todd W. Fister	39	Vice President	2013
Brent A. Harwood	50	Vice President and Controller	2013

*	As of February 24, 2014
**	Director of MeadWestvaco

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

Robert K. Beckler, Senior Vice President, 2012-2014; President, Rigesa, 2010-2014; President, Specialty Chemicals, 2007-2010; Vice President, Specialty Chemicals, 2004-2007;

Robert A. Feeser, Senior Vice President, 2010-2014; President, Packaging Resources Group 2004-2010; Vice President, Packaging Group 2002-2004; President, Containerboard Division 2000-2002; President, Gilbert Paper Company 1997-2000;

E. Mark Rajkowski, Vice President, Eastman Kodak Company and General Manager Worldwide Operations for Kodak’s Digital and Film Imaging Systems Business, 2003-2004; Chief Operating Officer of Eastman Kodak’s Consumer Digital Business, 2003; Vice President, Finance of Eastman Kodak, 2001-2002; Corporate Controller of Eastman Kodak, 1998-2001;

Peter C. Durette, Vice President and Chief Strategy Officer, 2009-2012; Vice President of Strategy & Business Development at Textron Inc., 2008-2009; Principal/Partner at Marakon Associates, 2004-2008;

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

Wendell L. Willkie, II, Senior Vice President and General Counsel of Westvaco, 1996-2002;

Robert E. Birkenholz, Treasurer, 2004-2011, Assistant Treasurer, 2003-2004; Assistant Treasurer, Amerada Hess Corporation, 1997-2002;

Donna O. Cox, Director, External Communications, 2003-2005; Manager, Integration/Internal Communications, 2002-2003; Public Affairs Manager of Westvaco’s Packaging Resources Group, 1999-2002;

Todd W. Fister, Director of Strategy and Business Development, 2011-2013; Director of Finance Consumer &Office Products Group, 2007-2011; Kimberly Clark, Senior Strategic Analyst, 2003-2007;

Brent A. Harwood, Assistant Controller, 2006-2012; Controller, Cadmus Communications Corporation, 2001-2006; Deloitte & Touche LLP, 1990-2001.

Part II

Item 5. Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a) Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2013		Year ended December 31, 2012[1]
STOCK PRICES	High	Low	High	Low
First quarter	$38.39	$31.14	$32.13	$29.13
Second quarter	36.74	33.47	32.50	26.15
Third quarter	39.38	33.95	31.12	26.97
Fourth quarter	39.33	33.38	31.93	27.93

[1]	On May 1, 2012, the company completed the spin-off of its Consumer & Office Products business and subsequent merger of that business with ACCO Brands Corporation. The stock price for the second quarter of 2012 presented above has not been adjusted to reflect the value of the spin-off to MeadWestvaco’s shareholders.

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b) Approximate number of common shareholders

At December 31, 2013, the number of shareholders of record of MeadWestvaco common stock was approximately 17,000. This number includes approximately 9,000 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c) Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2013	Year ended December 31, 2012
First quarter	$0.25	$0.25
Second quarter	0.25	0.25
Third quarter	0.25	0.25
Fourth quarter	0.25	0.25

	$1.00	$1.00

On January 27, 2014 the Board of Directors of MeadWestvaco approved a special dividend of $1.00 and a regular quarterly dividend of $0.25 per common share, both to be paid on March 3, 2014 to shareholders of record as of February 6, 2014.

(d) Stock repurchases

Common stock shares repurchased by the company during the three months ended December 31, 2013 are as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	61,100	$34.88	61,100	8,105,696
November 1, 2013 – November 30, 2013	2,290,100	34.40	2,290,100	5,815,596
December 1, 2013 – December 31, 2013	1,398,442	35.65	1,398,442	4,417,154

	3,749,642	34.88	3,749,642

During 2013, MWV purchased and retired approximately 4 million of its common shares for $131 million. At December 31, 2013, there were approximately 4 million shares available for purchase under an existing authorization provided by the company’s Board of Directors in January of 2013.

On January 27, 2014 the company’s Board of Directors approved approximately $394 million of share repurchases to be comprised of $300 million under an accelerated share repurchase program and $94 million pursuant to open market repurchases, which are expected to be largely completed by the end of the second quarter of 2014.

The company entered into the accelerated share repurchase program with certain financial institutions on February 7, 2014 to purchase $300 million of MeadWestvaco’s common stock. The company purchased for $300 million a number of its shares to be determined based on the volume weighted average price of its common stock during a specified period of time, subject to certain provisions that establish minimum and maximum number of shares that may be purchased. At February 7, 2014 approximately 7.5 million shares were repurchased and retired; however, at the conclusion of the program, which will be no later than June 2014, the company may receive additional shares.

Item 6. Selected financial data

Dollars in millions, except per share data

	Years ended December 31,
	2013		2012		2011		2010	2009
EARNINGS
Net sales	$5,389		$5,287		$5,179		$4,794	$4,474
Income from continuing operations attributable to the company	320		153		177		137	95
Income (loss) from discontinued operations	519		52		69		(31)	130
Net income attributable to the company	839	[1]	205	[2]	246	[3]	106 [4]	225	[5]
Income from continuing operations:
Per share – basic	1.81		0.88		1.04		0.80	0.56
Per share – diluted	1.78		0.87		1.02		0.79	0.55
Net income per share – basic	4.74		1.18		1.45		0.62	1.31
Net income per share – diluted	4.66		1.16		1.42		0.62	1.30
Depreciation, depletion and amortization expense	390		366		361		354	369
COMMON STOCK
Number of common shareholders	17,000		18,000		20,000		21,000	22,500
Weighted average number of shares outstanding:
Basic	177		174		170		170	171
Diluted	180		177		174		173	173
Dividends paid	$177		$173		$170		$160	$157
Per share:
Dividends declared	1.00		1.00		1.00		0.94	0.92
Book value	22.61		19.04		18.50		19.40	19.77
FINANCIAL POSITION
Working capital	$1,300		$960		$766		$1,220	$1,284
Current ratio	2.1		1.9		1.5		2.0	2.0
Property, plant, equipment and forestlands, net	$3,647		$3,593		$3,276		$2,982	$$3,014
Total assets	10,285		8,908		8,810		8,814	9,021
Long-term debt, excluding current maturities	1,816		2,100		1,880		2,042	2,152
Shareholders’ equity	3,944		3,340		3,162		3,266	3,386	[6]
Debt to total capital (shareholders’ equity and total debt)	32%		39%		40%		39%	39%
OPERATIONS
Primary production of paperboard (thousands, in tons)	2,998		2,936		2,848		2,804	2,697
New investment in property, plant, equipment and forestlands on a continuing operations basis	$506		$654		$652		$226	$211
Acres of forestlands owned (thousands)	135		135		135		135	$135
Number of employees at December 31	16,000		16,000		17,000		18,000	20,000
								20,000

[1]	2013 results include after-tax income from the release of reserves for alternative fuel mixture credits of $165 million, or $0.92 per share, after-tax restructuring and other charges of $32 million, or $0.18 per share, after-tax pension settlement charges of $11 million, or $0.06 per share, and discrete income tax benefits of $13 million, or $0.07 per share. 2013 results also include after-tax income from discontinued operations of $519 million, or $2.88 per share.
[2]	2012 results include after-tax restructuring charges of $17 million, or $0.10 per share, an after-tax benefit from cellulosic biofuel producer credits, net of exchange of alternative fuel mixture credits of $9 million, or $.06 per share. 2012 results also include after-tax income from discontinued operations of $52 million, or $0.29 per share.
[3]	2011 results include after-tax restructuring charges of $19 million, or $0.11 per share and an after-tax benefit plan charge of $6 million or $0.03 per share. 2011 results also include after-tax income from discontinued operations of $69 million, or $0.40 per share.
[4]	2010 results include after-tax restructuring charges of $34 million, or $0.20 per share, tax benefits of $29 million, or $0.17 per share, from cellulosic biofuel producer credits and audit settlements, an after-tax gain of $5 million, or $0.03 per share, related to post-retirement and pension curtailments, and an after-tax charge of $4 million, or $0.02 per share, from early extinguishment of debt. 2010 results also include an after-tax loss from discontinued operations of $31 million, or $0.17 per share.
[5]	2009 results include after-tax income from alternative fuel mixture credits of $242 million, or $1.40 per share, after-tax restructuring charges of $108 million, or $0.63 per share, charges of $32 million, or $0.18 per share, related to domestic and foreign tax audits, after-tax charges of $14 million, or $0.08 per share, from early extinguishments of debt, after-tax income of $13 million, or $0.07 per share, from a change to employee vacation policy, an after-tax expense of $12 million, or $0.07 per share, from a contribution to the MeadWestvaco Foundation, after-tax gains of $11 million, or $0.07 per share, related to sales of certain assets, and an after-tax gain of $4 million, or $0.02 per share, related to a pension curtailment. 2009 results also include after-tax income from discontinued operations of $130 million, or $0.75 per share.
[6]	The company has revised its consolidated financial statements included in this report to reflect the correction of errors within deferred income taxes. During the fourth quarter of 2013, the company identified $20 million of deferred income tax errors which include $13 million of deferred income tax assets that should have been written off prior to 2008, and $7 million in deferred income tax liabilities that should have been recorded in 2005. Additional information is included in the “Summary of significant accounting policies section” of Notes to Consolidated Financial Statements included in Part II, Item 8.

Item 7. Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2013, MeadWestvaco Corporation (“MeadWestvaco”, “MWV,” or the “company”) reported a 2% increase in sales and higher overall earnings from continuing operations primarily due to growth in targeted packaging and specialty chemicals markets, as well as from improved pricing within the Industrial segment and consistently running its expanded Brazilian operation at designed capacity levels. The company continued to gain share with food and beverage brand owners and grew volumes in higher value dispensing solutions, including gains in medical plastics, fragrance pumps and personal care dispensers. In addition, steady growth across the global asphalt, oilfield and activated carbon markets drove increased sales and earnings within the Specialty Chemicals segment. These benefits were partially offset by unfavorable foreign currency exchange compared to 2012.

For the year ended December 31, 2013, the company reported net income attributable to the company from continuing operations of $320 million, or $1.78 per share. These results include after-tax income from the release of reserves for alternative fuel mixture credits of $165 million, or $0.92 per share, after-tax restructuring and other charges of $32 million, or $0.18 per share, after-tax pension settlement charges of $11 million, or $0.06 per share, and discrete income tax benefits of $13 million, or $0.07 per share. Comparable results for prior years are noted later in this discussion.

Cash provided by operating activities from continuing operations improved to $358 million for the year ended December 31, 2013 compared to $220 million for the year ended December 31, 2012, primarily reflecting lower working capital levels. Capital expenditures from continuing operations declined to $506 million for the year ended December 31, 2013 compared to $654 million for the year ended December 31, 2012, primarily reflecting lower investment related to the company’s expansion in Brazil, which was substantially completed in 2012.

On December 6, 2013, the company completed the sale of all of its U.S. forestlands and certain related assets to Plum Creek Timber Company, Inc. (“Plum Creek”), resulting in the recognition of a pre-tax gain of $780 million presented within discontinued operations on an after-tax basis. The company received total consideration of $934 million, of which approximately $74 million was paid in cash and $860 million was in the form of a ten-year term installment note. Using the installment note as collateral, the company received $774 million in proceeds under a non-recourse secured financing agreement with a bank on December 20, 2013. The results of the company’s forestry business and related assets, as well as the gain on the sale, are reported in discontinued operations in the consolidated financial statements. These businesses were previously reported within the Community Development and Land Management segment.

This segment’s principal activities are now focused on maximizing the value of the remaining 109,000 development acres located in the Charleston, South Carolina region through a land development partnership with Plum Creek which was created coincident with the sale of the company’s forestry and certain minerals-related businesses on December 6, 2013. Plum Creek contributed approximately $152 million in cash and the company contributed 109,000 development acres to establish the partnership. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

Savings associated with the company’s cost reduction initiative announced in April 2013 were $43 million for full-year 2013. The company remains on track to achieve $75 million in cumulative savings from this initiative by the end of 2014. In January 2014, the company announced a new margin improvement program to generate increased earnings and cash flow. The program is designed to deliver annual pre-tax savings of $100 million to $125 million by the end of 2015, with at least $75 million to be realized in 2014. These savings are incremental to the company’s 2013 cost reduction initiative. Free cash flow is expected to increase by at least $100 million in 2014 from higher after-tax earnings and a $50 million reduction in capital expenditures resulting in a target spend of $350 million. Key elements of the margin improvement program include:

•	implementing a leaner organization design across the packaging businesses to simplify the structure and speed decision making;

•	aligning the corporate infrastructure to the revenue base;

•	reassessing participation to focus on business lines and markets within packaging that provide the greatest opportunity for profitable growth; and

•	prioritizing capital on the highest return projects to improve free cash flow.

OUTLOOK

For the first quarter of 2014, earnings excluding special items are expected to be well above last year. The principal factors driving the expected improvement are:

•	improved demand across targeted paperboard packaging and high value dispensing, pine chemicals and carbon technologies solutions;

•	increased price realizations across key consumer and industrial paperboard packaging grades;

•	improved productivity in the major domestic mills and significant productivity benefits from higher production in the Brazilian operation; and

•	continued benefits from the overhead reduction program that started at the beginning of 2013, as well as initial contribution from the new margin improvement program.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this report.

RESULTS OF OPERATIONS

The following table summarizes MWV’s results for the years ended December 31, 2013, 2012 and 2011, as reported in accordance with accounting principles generally accepted in the U.S (“GAAP”). All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2013	2012	2011
Net sales	$5,389	$5,287	$5,179
Cost of sales	4,429	4,257	4,126
Selling, general and administrative expenses	638	682	669
Interest expense	159	152	161
Other income, net	(59)	(14)	(28)

Income from continuing operations before income taxes	222	210	251
Income tax (benefit) provision	(97)	54	70

Income from continuing operations	319	156	181
Income from discontinued operations, net of income taxes	519	52	69

Net income	838	208	250
Less: Net (loss) income attributable to non-controlling interests	(1)	3	4

Net income attributable to the company	$839	$205	$246

Income from continuing operations attributable to the company	$320	$153	$177

Net income per share – basic:
Income from continuing operations	$1.81	$0.88	$1.04
Income from discontinued operations	2.93	0.30	0.41

Net income attributable to the company	$4.74	$1.18	$1.45

Net income per share – diluted:
Income from continuing operations	$1.78	$0.87	$1.02
Income from discontinued operations	2.88	0.29	0.40

Net income attributable to the company	$4.66	$1.16	$1.42

Comparison of Years Ended December 31, 2013 and 2012

Sales from continuing operations increased 2% to $5.40 billion in 2013 compared to $5.29 billion in 2012. Growth in targeted packaging and specialty chemicals markets, as well as improved pricing drove the increase in sales. During 2013, the company continued to gain share with food and beverage brand owners and grew volumes in higher value dispensing solutions, including gains in medical plastics, fragrance pumps and personal care dispensers. Sales growth in 2013 within the Industrial segment was driven by improved pricing, as well as contributions from the corrugated business in India acquired in the fourth quarter of 2012. The Specialty Chemicals segment achieved increased sales in 2013 driven by steady growth across its offerings for the global asphalt, oilfield and activated carbon markets, as well as contributions from the pine chemicals business in Brazil. These overall gains in 2013 were partially offset by unfavorable foreign currency exchange compared to 2012.

Costs of sales were $4.43 billion and $4.26 billion for the years ended December 31, 2013 and 2012, respectively. In 2013, costs increased in line with the sales contributions from the corrugated business in India and the pine chemicals business in Brazil which were both acquired during the fourth quarter of 2012. In addition, input costs for energy, raw materials and freight included in cost of sales were $28 million higher compared to 2012.

Selling, general and administrative expenses were $638 million and $682 million for the years ended December 31, 2013 and 2012, respectively. In 2013, lower overall selling, general and administrative expenses compared to 2012 reflect lower variable employee incentive and equity compensation, savings associated with the company’s cost reduction initiative, and higher pension income compared to 2012.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classifications in the consolidated statements of operations for the years ended December 31, 2013 and 2012 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Year ended December 31, 2013

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$1	$0	$1	$2	$5	$7
Home, Health & Beauty	7	1	8	13	0	13	20	1	21
Industrial	1	1	2	4	0	4	5	1	6
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	1	1	0	5	5

Total charges	$9	$11	$20	$24	$1	$25	$33	$12	$45

Year ended December 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
Home, Health & Beauty	6	1	7	2	0	2	8	1	9
Industrial	9	0	9	2	0	2	11	0	11
All other	0	3	3	0	1	1	0	4	4

Total charges	$15	$6	$21	$4	$1	$5	$19	$7	$26

Pension income was $85 million (net of charges for settlements and termination benefits of $21 million) and $69 million for the years ended December 31, 2013 and 2012, respectively. Pension income is included in Corporate and Other for segment reporting purposes. Pension income is expected to be approximately $120 million in 2014, excluding impacts from settlements and curtailments.

Interest expense was $159 million for the year ended December 31, 2013 and was comprised of $121 million related to bond and bank debt, $4 million related to long-term obligations non-recourse to MWV, $24 million related to borrowings under life insurance policies and $10 million related to other borrowings. Interest expense was $152 million for the year ended December 31, 2012 and was comprised of $117 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV, $23 million related to borrowings under life insurance policies and $9 million related to other borrowings.

Other income, net was $59 million and $14 million for the years ended December 31, 2013 and 2012, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2013	2012
Interest income	$14	$11
Foreign currency exchange losses	(4)	(5)
Transition services	1	10
Alternative fuel mixture credits[1]	24	(15)
Insurance settlements	14	0
Other, net	10	13

	$59	14

(1)	In the fourth quarter of 2013, the company released $24 million of reserves related to alternative fuel mixture credits. In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of $15 million of alternative fuel mixture credits received from excise tax filings during 2009 and 2010.

The company’s effective tax rate benefit attributable to continuing operations was 44% for the year ended December 31, 2013 and the effective tax rate provision attributable to continuing operations was 26% for the year ended December 31, 2012. For the year ended December 31, 2013, an income tax benefit of $142 million related to the release of reserves for alternative fuel mixture credit as a result of the settlement of certain audits is reflected within the tax provision. For the year ended December 31, 2012, an income tax benefit of $24 million related to cellulosic biofuel producer credits (“CBPC”) is reflected within the tax provision. For both 2013 and 2012, the effective tax rates also reflect the mix and level and pre-tax earnings between the company’s domestic and foreign operations.

Discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 primarily relate to the sale of the company’s forestry and minerals-related businesses on December 6, 2013, the spin-off of the Consumer & Office Products business on May 1, 2012, and the sale of the Envelope Products business on February 1, 2011. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information. In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments. MWV’s segments are (i) Food and Beverage, (ii) Home, Health and Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Refer to Note U of Notes to Consolidated Financial Statements included in Part II, Item 8 for a reconciliation of the sum of the results of the segments and Corporate and Other to consolidated income from continuing operations before income taxes. Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as alternative fuel mixture credits, restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

Food & Beverage

	Years ended December 31,
In millions	2013	2012
Sales	$3,106	$3,105
Segment profit [1]	239	309

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Food & Beverage segment produces packaging materials, and designs and produces packaging solutions primarily for the global food, food service, beverage, dairy and tobacco end markets, as well as paperboard for commercial printing. For the global food market, the segment develops and produces materials and innovative solutions that are used to package frozen food, dry goods, ready-to-eat meals, hot and cold drinks, and various shelf-stable dairy products. For the global beverage market, the segment has a fully integrated business model, including high-performance paperboard, carton design and converting operations, as well as beverage packaging machinery. For the global tobacco market, the segment produces high performance paperboard, and designs and produces cartons for the world’s leading tobacco brand owners. The segment’s materials are manufactured in the U.S. and converted into packaging solutions at plants located in North America, Europe and Asia.

Sales for the Food & Beverage segment were $3.11 billion in both 2013 and 2012. In 2013, benefits from growth in targeted food and beverage markets and favorable foreign currency exchange were offset by overall lower sales in tobacco packaging compared to 2012. Food packaging sales increased in 2013 primarily due to gains with major brand owners in a range of applications, including frozen food and club store packaging, as well as liquid packaging in Asia and Europe. In beverage packaging, sales were down compared to 2012 as strong sales in emerging markets and continued gains with large strategic soft drink and beer customers were more than offset by lower volumes across more developed markets. In tobacco packaging, the decline in sales was primarily due to the residual effects from economic impacts during the first half of 2013.

Profit for the Food & Beverage segment was $239 million in 2013 compared to $309 million in 2012. Profit in 2013 was negatively impacted by $28 million in higher costs from planned mill maintenance outages and $5 million from the negative impacts from operating challenges following a system implementation at the company’s paperboard mill in Covington, Virginia. The decline in 2013 was also driven by $27 million from inflation and $26 million from unfavorable pricing and product mix compared to 2012. Profit in 2013 benefited by $11 million from improved productivity, $3 million from increased volume and $2 million from favorable foreign currency exchange and other items compared to 2012.

Home, Health & Beauty

	Years ended December 31,
In millions	2013	2012
Sales	$743	$770
Segment profit [1]	21	35

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment produces secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

Sales for the Home, Health & Beauty segment were $743 million in 2013 compared to $770 million in 2012. Sales decreased in 2013 primarily due to significant volume declines in home and garden packaging as well as beauty and personal care folding carton packaging in Europe and Brazil. The decline in beauty and personal care folding carton packaging was primarily due to the repurposing of the Brazilian folding carton facility. In addition, as previously announced the company is continuing to pursue an exit from the beauty and personal care folding carton operation in Europe through a sale of the business. The strong lawn and garden season which drives volumes in home and garden packaging did not materialize due to unseasonably cool and wet weather in North America, and as a result, the overall market volume was down compared to 2012. In addition to the negative volume impacts of these market trends in home and garden packaging, volumes in 2013 were also negatively impacted by customer transitions to the next generation trigger sprayers in North America. These impacts were partially offset by volume gains in higher value beauty and personal care solutions, including strong gains in fragrance and airless dispensers compared to 2012. Healthcare sales increased from continued gains in medical dispensers compared to 2012.

Profit for the Home, Health & Beauty segment was $21 million in 2013 compared to $35 million in 2012. Profit in 2013 was negatively impacted by $18 million from inflation, $3 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers and $3 million from certain asset write-downs compared to 2012. Profit in 2013 benefited by $6 million from favorable foreign currency exchange and other items, $2 million from improved productivity, $1 million from higher volume and $1 million from favorable pricing and product mix compared to 2012.

Industrial

	Years ended December 31,
In millions	2013	2012
Sales	$548	$457
Segment profit [1]	65	49

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods. In Brazil, where most of this business is based, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for Indian fresh produce. In Brazil, the segment manufactures high-quality virgin kraftliner and recycled material medium paperboards, and converts the board to corrugated packaging at four box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

Sales for the Industrial segment were $548 million in 2013 compared to $457 million in 2012. Sales growth in 2013 was driven by price improvement across targeted Brazilian packaging markets and revenue benefits from the addition of the high-quality industrial packaging materials business in India.

During 2013, the segment increased prices in the Brazilian market to offset labor and input cost inflation. Volumes in Brazil were modestly higher year-over-year as gains in high-quality paper sales more than offset lower corrugated box sales. Volumes of corrugated products declined in 2013 due to pricing actions the segment took to offset inflation and due to the sale of the Feira de Santana box plant early in the third quarter of 2013. Sales in 2013 were also impacted by unfavorable foreign currency exchange compared to 2012.

Profit for the Industrial segment was $65 million in 2013 compared to $49 million in 2012. Profit in 2013 benefited by $49 million from improved pricing and product mix, $4 million from improved productivity, and $2 million from higher volumes compared to 2012. Profit in 2013 was negatively impacted by $26 million from inflation, principally fiber and labor, and $13 million from unfavorable foreign currency exchange and other items compared to 2012.

Specialty Chemicals

	Years ended December 31,
In millions	2013	2012
Sales	$980	$940
Segment profit [1]	229	224

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include performance chemicals derived from pine chemicals used in printing inks, asphalt paving and adhesives as well as in the agricultural, paper and petroleum industries. This segment also produces activated carbon products used in gas vapor emission control systems for automobiles and trucks, as well as applications for air, water and food purification.

Sales for the Specialty Chemicals segment were $980 million in 2013 compared to $940 million in 2012. Sales increase in 2013 was led by benefits from the addition of the Brazilian pine chemicals business, which was acquired during the fourth quarter of 2012, as well as solid volume growth in targeted pine chemicals markets. During 2013, the segment continued to penetrate higher-value pine chemicals end markets of adhesives, asphalt and oilfield services. Carbon technology volumes increased during 2013 as global automobile manufacturers increased production in response to strong global demand. These gains were partially offset by unfavorable pricing in more standard product lines and unfavorable foreign currency exchange compared to 2012.

Profit for the Specialty Chemicals segment was $229 million in 2013 compared to $224 million in 2012. Profit in 2013 benefited by $14 million from non-recurring items related to certain legal and insurance settlements and contributions from the recently acquired pine chemicals business in Brazil, $5 million from higher volumes, and $2 million from improved productivity compared to 2012. Profit in 2013 was negatively impacted by $10 million from unfavorable pricing in more standard product lines and product mix and $6 million from planned and unplanned maintenance outages at the segment’s pine chemicals and carbon facilities compared to 2012.

Community Development and Land Management

	Years ended December 31,
In millions	2013	2012[2]
Sales	$20	$18
Segment loss [1]	(14)	(13)

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes.
[2]	Results for 2012 have been recast to exclude the discontinued operations of the forestry and certain minerals-related businesses. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion.

The Community Development and Land Management segment is responsible for maximizing the value of 109,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek. The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of this segment exclude the non-controlling interest attributable to Plum Creek.

Sales on a continuing operations basis for the Community Development and Land Management segment were $20 million in 2013 compared to $18 million in 2012. Segment loss on a continuing operations basis was $14 million in 2013 compared to $13 million in 2012 and primarily reflects costs related to the ramp-up of the development business.

Comparison of Years Ended December 31, 2012 and 2011

Sales from continuing operations increased 2% to $5.29 billion in 2012 compared to $5.18 billion in 2011. During 2012, benefits from volume growth and improved pricing and product mix in targeted packaging markets, as well as continued strong performance by the Specialty Chemicals segment were partially offset by $152 million from unfavorable foreign currency exchange compared to 2011. The company continued to outperform industry trends in the markets for corrugated packaging in Brazil, beverage packaging in North America and packaging solutions across Asia reflecting positive momentum from the company’s profitable growth strategies despite challenges associated with the current macroeconomic climate. Growth in emerging markets continued to produce favorable results with revenues comprising 26% of the company’s total sales, as well as contributions from the 2011 acquisition of Polytop and the 2012 acquisition of Ruby Macons.

Costs of sales were $4.26 billion and $4.13 billion for the years ended December 31, 2012 and 2011, respectively. In 2012, increased costs due to higher input cost inflation for certain raw materials and freight more than offset the benefits from productivity improvements compared to 2011. In 2012, input costs for energy, raw materials and freight included in cost of sales were $58 million higher compared to 2011.

Selling, general and administrative expenses were $682 million and $669 million for the years ended December 31, 2012 and 2011, respectively. In 2012, higher selling, general and administrative expenses compared to 2011 reflect increased costs associated with growth investments in the Industrial and Specialty Chemicals segments, as well as from the addition of Polytop acquired in the fourth quarter of 2011.

Restructuring charges attributable to individual segments and by nature of cost, as well as COS and SG&A classifications in the consolidated statements of operations for the years ended December 31, 2012 and 2011 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

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

Pension income was $69 million and $82 million (net of charges for settlements and termination benefits of $12 million) for the years ended December 31, 2012 and 2011, respectively.

Interest expense was $152 million for the year ended December 31, 2012 and was comprised of $117 million related to bond and bank debt, $3 million related to a long-term obligation non-recourse to MWV, $23 million related to borrowings under life insurance policies and $9 million related to other borrowings. Interest expense was $161 million for the year ended December 31, 2011 and was comprised of $129 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $21 million related to borrowings under life insurance policies and $9 million related to other borrowings.

Other income, net was $14 million and $28 million for the years ended December 31, 2012 and 2011, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2012	2011
Interest income	$11	$23
Equity investment gain[1]	0	10
Foreign currency exchange (losses) gains	(5)	2
Transition services	10	4
Exchange of alternative fuel mixture credits[2]	(15)	0
Other, net	13	(11)

	$14	$28

[1]	For the year ended December 31, 2011, the company recorded a net pre-tax gain of $10 million pursuant to the sale of commercial real estate consummated through an equity investment held by the Community Development and Land Management segment.
[2]	In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of alternative fuel mixture credits received from excise tax filings during 2009 and 2010. Refer to discussion of the company’s effective tax rate for 2012 that follows for additional information.

The company’s effective tax rate attributable to continuing operations was 26% and 28% for the years ended December 31, 2012 and 2011, respectively. For both 2012 and 2011, the effective tax rates reflect the mix and level and pre-tax earnings between the company’s domestic and foreign operations. For the year ended December 31, 2012, an income tax benefit of $24 million related to cellulosic biofuel producer credits (“CBPC”) is reflected within the tax provision.

Food & Beverage

	Years ended December 31,
In millions	2012	2011
Sales	$3,105	$3,078
Segment profit [1]	309	312

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Home, Health & Beauty

	Years ended December 31,
In millions	2012	2011
Sales	$770	$766
Segment profit [1]	35	34

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Industrial

	Years ended December 31,
In millions	2012	2011
Sales	$457	$507
Segment profit [1]	49	80

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Specialty Chemicals

	Years ended December 31,
In millions	2012	2011
Sales	$940	$811
Segment profit [1]	224	203

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

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

Community Development and Land Management

	Years ended December 31,
In millions	2012[2]	2011[2]
Sales	$18	$19
Segment profit [1]	(13)	(1)

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.
[2]	Results for 2012 and 2011 have been recast to exclude the discontinued operations of the forestry and certain minerals-related businesses. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for further discussion.

Sales on a continuing operations basis for the Community Development and Land Management segment were $18 million in 2012 compared to $19 million in 2011. Segment loss on a continuing operations basis was $13 million in 2012 compared to $1 million in 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations, current cash levels and other sources of currently available liquidity are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2014. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future.

Cash and cash equivalents totaled $1.06 billion at December 31, 2013, of which 83% was held in the U.S. with the remaining portions of 8% in Europe, 4% in Brazil and 5% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with the majority of its cash equivalents invested in U.S. government securities. Of the company’s cash and cash equivalents, approximately 81% were invested in U.S. government securities at December 31, 2013.

Funding for the company’s domestic operating, investing and financing activities in the foreseeable future is expected to come from sources of liquidity within its U.S. operations, including cash holdings, operating cash flow and bank-committed credit capacity. As such, the company’s offshore cash holdings are not a key source of liquidity to its U.S. operations, and management does not intend to transfer cash held by foreign subsidiaries to the U.S. that would be subject to potential tax impacts associated with the repatriation of undistributed earnings on foreign subsidiaries.

Operating activities

Cash provided by operating activities from continuing operations was $358 million in 2013, compared to $220 million in 2012 and $397 million in 2011. The increase in cash flow in 2013 compared to 2012 was primarily attributable to lower working capital levels. The decrease in cash flow in 2012 compared to 2011 was primarily attributable to higher working capital levels.

Cash provided by operating activities from discontinued operations was $79 million in 2013, $218 million in 2012 and $163 million in 2011. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for information regarding discontinued operations.

Investing activities

Cash used in investing activities from continuing operations was $481 million in 2013, compared to $736 million in 2012 and $673 million in 2011. Cash used in investing activities from continuing operations in 2013 was driven by capital expenditures of $506 million, of which $127 million related to the new bio-mass boiler at the company’s paperboard mill in Covington, Virginia. Cash used in investing activities from continuing operations also reflects contributions to joint ventures of $20 million, payments for acquired businesses (net of cash acquired) of $2 million, and other uses of funds of $5 million, offset in part by proceeds from dispositions of assets of $52 million.

Cash used in investing activities from continuing operations in 2012 was driven by capital expenditures of $654 million, payments for acquired businesses (net of cash acquired) of $101 million, and contributions to joint ventures of $13 million, offset in part by proceeds from dispositions of assets of $29 million and other sources of funds of $3 million.

Cash used in investing activities from continuing operations in 2011 was driven by capital expenditures of $652 million, payments for acquired businesses (net of cash acquired) of $70 million, contributions to joint ventures of $7 million, offset in part by proceeds from dispositions of assets of $56 million.

Cash provided by investing activities from discontinued operations was $70 million in 2013 compared to cash used in investing activities from discontinued operations of $63 million in 2012 and cash provided by investing activities from discontinued operations of $30 million in 2011. Cash provided by discontinued operations in 2013 relates to proceeds received from the sale of certain assets related to the transaction with Plum Creek. Cash used in investing activities from discontinued operations in 2012 was driven primarily by cash deposits totaling $59 million held by the Consumer & Office Products business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012. Cash provided by discontinued operations in 2011 primarily relates to proceeds received from dispositions of certain businesses.

Capital spending in 2014 is expected to be about $350 million driven primarily by certain productivity initiatives, maintenance capital and environmental compliance.

Financing activities

Cash provided by financing activities from continuing operations was $393 million in 2013 compared to $378 million in 2012, and cash used in financing activities was $26 million in 2011.

As part of the consideration for the sale of the company’s U.S. forestlands and related assets which occurred on December 6, 2013, the company received an installment note in the amount of $860 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. Using the Installment Note as collateral, the company received $774 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the company and shall be paid from the Installment Note proceeds upon its maturity. As a result, the Installment Note is not available to satisfy the obligations of the company. The non-recourse liability does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.425%.

In addition to the $774 million of proceeds as discussed above, cash provided by financing activities from continuing operations in 2013 include a non-controlling interest contribution of $152 million related to the formation of the land development partnership with Plum Creek, as well as proceeds from the exercises of stock options of $54 million, proceeds from notes payable and other short-term borrowings of $35 million and proceeds from long-term debt borrowings of $8 million. Cash used in financing activities from continuing operations in 2013 include repayment of long-term debt of $293 million, dividend payments of $177 million, stock repurchases of $126 million, purchase of the remaining 50% non-controlling interest in a pharmaceutical packaging company for $13 million, and other uses of funds of $21 million.

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

Cash provided by financing activities from continuing operations in 2012 also included proceeds from the issuance of long-term debt of $357 million, proceeds from the exercises of stock options of $61 million, and other sources of funds of $8 million, offset in part by repayment of long-term debt of $327 million, dividend payments of $173 million, net repayments of notes payable and other short-term borrowings of $4 million, and the purchase of a non-controlling interest for $4 million.

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

There was no cash used in or provided by financing activities from discontinued operations in 2013 and 2012 compared to cash used in financing activities from discontinued operations of $1 million in 2011.

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The Credit Facility is scheduled to expire on January 30, 2017. The principal purpose of the Credit Facility is to obtain funds for general corporate purposes. The $600 million revolving credit facility was undrawn at December 31, 2013. The Credit Facility’s agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of December 31, 2013.

As part of the monitoring activities surrounding the credit quality of the company’s credit facilities, management evaluates credit default activities and bank ratings of our lenders. In addition, management undertakes similar measures and evaluates deposit concentrations to monitor the credit quality of the financial institutions that hold the company’s cash and cash equivalents.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 32% and 39% at December 31, 2013 and 2012, respectively.

On January 27, 2014 the company’s Board of Directors approved the final form of shareholder returns of proceeds from the company’s sale of its U.S. forestlands and related assets to Plum Creek, which was completed on December 6, 2013. The Board of Directors approved the following:

•	Approximately $175 million ($1.00 per share) in the form of a special dividend to be paid on March 3, 2014 to shareholders of record as of February 6, 2014.

•	Approximately $394 million of share repurchases to be comprised of $300 million under an accelerated repurchase program, which was initiated on February 7, 2014 with the repurchase and retirement of 7.5 million shares, and $94 million pursuant to open market repurchases, which are expected to be largely completed by the end of the second quarter of 2014.

Also, on January 27, 2014, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share to be paid on March 3, 2014 to shareholders of record as of February 6, 2014.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, as well as for raw materials and freight, increased in 2013 compared to 2012. During 2013, pre-tax input costs of energy, raw materials and freight were $28 million higher than in 2012 on a continuing operations basis. During 2012, pre-tax input costs of energy, raw materials and freight were $58 million higher than in 2011 on a continuing operations basis.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $50 million and $75 million in environmental capital expenditures in 2014 and 2015, respectively. Approximately $32 million was spent on environmental capital projects in 2013. Included in the 2014 and 2015 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $40 million to $60 million over the period of 2014 through 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2013, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities at December 31, 2013 by an amount that could range from an insignificant amount to as much as $3 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2013, there were approximately 560 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2013, the company had recorded litigation liabilities of approximately $32 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2013, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in Note G and Note I of Notes to Consolidated Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The company has included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligations.

	Payments due by period
In millions	Total	Less than 1 year 2014	1-3 years 2015 and 2016	3-5 years 2017 and 2018	More than 5 years 2019 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$1,744	$77	$35	$192	$1,440
Interest on debt (1)	1,769	129	256	235	1,149
Capital lease obligations (2)	292	11	21	19	241
Operating leases obligations	312	56	82	57	117
Purchase obligations	1,150	1,013	78	57	2
Other long-term obligations (3)	728	49	96	95	488

Total(4)	$5,995	$1,335	$568	$655	$3,437

(1)	Amounts are based on weighted-average interest rates of 7.7% for the company’s fixed-rate long-term debt for 2014. The weighted-average interest rate for 2015 and thereafter, is 7.8% for the company’s fixed rate debt. See related discussion in Note G of Notes to Consolidated Financial Statements included in Part II, Item 8.
(2)	Amounts include both principal and interest payments.
(3)	Total Other long-term obligations include $95 million of unrecognized tax benefits and $89 million of related accrued interest and penalties at December 31, 2013 due to the uncertainty of timing of payment. See Note O of Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.
(4)	Total excludes $1.1 billion of liabilities that are held by consolidated special purpose entities and non-recourse to MeadWestvaco. See related discussion in Note R of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

In 2013, the company recorded pre-tax pension income from continuing operations of $85 million (net of charges for settlements and termination benefits of $21 million), compared to $69 million in 2012 and $82 million (net of charges for settlements and termination benefits of $12 million) in 2011. The company currently estimates pre-tax pension income in 2014 from its domestic and foreign plans to be approximately $120 million before the impacts from settlements and curtailments. This estimate assumes a long-term rate of return on plan assets of 7.90%, and a discount rate of 4.90% for the U.S. plans. The company determined the discount rate for the U.S. plans by referencing the Aon Hewitt Aa Only Above Median curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2014 would change by approximately $18 million. Similarly, if the discount rate were to change by 0.5%, annual pension income in 2014 would change by approximately $3 million.

At December 31, 2013, the aggregate value of pension fund assets had decreased to $3.9 billion from $4.3 billion at December 31, 2012, resulting primarily from the previously announced lump sum program that provided former U.S. employees who terminated from the company prior to November 30, 2012 with the value of their retirement benefit in a single lump sum. These payments were funded with assets of the U.S. retirement plans. For further details regarding pension fund assets, see Note L of Notes to Consolidated Financial Statements included in Part II, Item 8.

Prior service cost and unrecognized actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 11 years for the salaried and bargained retirement plans, and about 5 years for the postretirement benefit plan, and are a component of accumulated other comprehensive loss. Prior service cost and unrecognized actuarial gains and losses associated with the Envelope Products salaried plan are being amortized over the average remaining life expectancy of the plan participants which is about 21 years. The Envelope Products salaried plan was retained by the company.

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

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change. As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets as of October 1, 2013, there was no indication of impairment.

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

Based on the company’s annual review of recorded goodwill at October 1, 2013, there was no indication of impairment. The leadership of the Home, Health and Beauty segment changed during 2013 which also resulted in a change to the reporting units effective October 1, 2013 based on how the new leadership manages cash flow and other key metrics of the segment. The Home, Health and Beauty Primary Plastics Operations (“PPO”) reporting unit included within the Home, Health and Beauty reporting segment had $362 million of goodwill, as well as an indefinite-lived trade name asset with a carrying value of $95 million at December 31, 2013. The estimated fair value of this reporting unit exceeded its carrying value by approximately 15% at December 31, 2013, representing the lowest headroom coverage of the company’s reporting units. Holding other valuation assumptions constant, it would take a downward shift in operating profits of more than 15% from projected levels before the fair value of the PPO reporting unit would be below its carrying value, thereby triggering the requirement to perform further analysis which may indicate potential goodwill impairment. The projections used in the impairment analysis for this reporting unit reflect the strategic direction of the new Home, Health & Beauty leadership, most notably certain growth, productivity improvement and cost reduction initiatives. Different assumptions regarding projected performance and other factors associated with this reporting unit could result in significant non-cash impairment charges in the future.

See Note D of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information regarding goodwill.

Revenue recognition: We recognize revenue at the point when title and the risk of ownership passes to the customer. Substantially all of our revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales when shipping terms are FOB (freight on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. We provide for all allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. The customer allowances are, in many instances, subjective and are determined with significant management judgment and are reviewed regularly to determine the adequacy of the amounts. Changes in economic conditions, markets and customer relationships may require adjustments to these allowances from period to period. Also included in net sales is service revenue, which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company.

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

Each quarter, we estimate our effective tax rate for the full year. This estimate includes assumptions about the level of income that will be achieved for the full year in both our domestic and international operations. The forecast of full-year earnings includes assumptions about markets in each of our businesses as well as the timing of certain transactions, including gains from forestland sales and restructuring charges. Should business performance or the timing of certain transactions change during the year, the level of income achieved may not meet the level of income estimated earlier in the year at interim periods. This change in the income levels and mix of earnings can result in significant adjustments to the tax provision in the quarter in which the estimate is refined.

NEW ACCOUNTING GUIDANCE

In January 2013, the company adopted new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The company has presented the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the notes to the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note J for further information.

In January 2013, the company adopted new accounting guidance regarding additional disclosures for financial instruments that are offset, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note H for further information.

In March 2013, new accounting guidance was issued regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. These provisions are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2013, new accounting guidance was issued regarding derivatives and hedging. The new guidance includes an additional benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2013, new accounting guidance was issued regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2013 that had or are expected to have a material impact on the company’s financial position or results of operations.

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions; competitive pricing for the company’s products; impact from inflation on raw materials, energy and other costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to maximize the value of its development land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2013, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A. Quantitative and qualitative disclosures about market risk

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. There were no outstanding interest-rate swaps at December 31, 2013 and 2012. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 34% of its 2013 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2013 and 2012, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

The company also issues inter-company loans to and receives foreign cash deposits from its foreign subsidiaries in their local currencies, exposing it to the effect of changes in spot exchange rates between loan issue and loan repayment dates for the inter-company loans and changes in spot exchange rates from deposit date for foreign cash deposits. Generally, management uses foreign-exchange hedge contracts with terms of less than one year to hedge these exposures. When applied to the company’s foreign exchange derivative instruments at December 31, 2013, a 10% adverse change in currency rates would result in about a $15 million loss. Although the company’s derivative and other foreign currency sensitive instruments expose it to market risk, fluctuations in the value of these instruments are mitigated by expected offsetting fluctuations in the matched exposures.

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

Item 8. Financial statements and supplementary data

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 24, 2014

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2013	2012	2011
Net sales	$5,389	$5,287	$5,179
Cost of sales	4,429	4,257	4,126
Selling, general and administrative expenses	638	682	669
Interest expense	159	152	161
Other income, net	(59)	(14)	(28)

Income from continuing operations before income taxes	222	210	251
Income tax (benefit) provision	(97)	54	70

Income from continuing operations	319	156	181
Income from discontinued operations, net of income taxes	519	52	69

Net income	838	208	250
Less: Net (loss) income attributable to non-controlling interests, net of income taxes	(1)	3	4

Net income attributable to the company	$839	$205	$246

Income from continuing operations attributable to the company	$320	$153	$177

Net income attributable to the company per share – basic:
Income from continuing operations	$1.81	$0.88	$1.04
Income from discontinued operations	2.93	0.30	0.41

Net income attributable to the company	$4.74	$1.18	$1.45

Net income attributable to the company per share – diluted:
Income from continuing operations	$1.78	$0.87	$1.02
Income from discontinued operations	2.88	0.29	0.40

Net income attributable to the company	$4.66	$1.16	$1.42

Shares used to compute net income attributable to the company per share:
Basic	177.2	173.8	170.4
Diluted	180.0	177.2	174.1

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2013	2012	2011
Net income	$838	$208	$250

Other comprehensive income (loss), net of tax:
Foreign currency translation	(85)	(25)	(112)
Adjustments related to pension and other benefit plans	86	102	(138)
Net unrealized gain (loss) on derivative instruments	3	4	(5)

Other comprehensive income (loss), net of tax	4	81	(255)

Comprehensive income (loss)	842	289	(5)
Less: comprehensive (loss) income attributable to non-controlling interests	(1)	3	4

Comprehensive income (loss) attributable to the company	$843	$286	$(9)

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2013	2012
ASSETS
Cash and cash equivalents	$1,057	$663
Accounts receivable, net	625	605
Inventories	686	661
Other current assets	108	135
Current assets of discontinued operations	0	2

Current assets	2,476	2,066

Property, plant, equipment and forestlands, net	3,647	3,593
Prepaid pension asset	1,475	1,258
Goodwill	716	719
Restricted assets held by special purpose entities	1,258	398
Other assets	713	727
Non-current assets of discontinued operations	0	147

	$10,285	$8,908

LIABILITIES AND EQUITY
Accounts payable	$563	$595
Accrued expenses	534	443
Notes payable and current maturities of long-term debt	79	63
Current liabilities of discontinued operations	0	5

Current liabilities	1,176	1,106
Long-term debt	1,816	2,100
Non-recourse liabilities held by special purpose entities	1,112	338
Deferred income taxes	1,348	1,046
Other long-term obligations	734	957
Non-current liabilities of discontinued operations	0	3
Commitments and contingencies	—	—
Equity:
Shareholders’ equity:
Common stock, $0.01 par Shares authorized: 600,000,000 Shares issued and outstanding: 2013 – 174,443,439 (2012 – 175,437,280)	2	2
Additional paid-in capital	3,172	3,234
Retained earnings	950	288
Accumulated other comprehensive loss	(180)	(184)

Total shareholders’ equity	3,944	3,340
Non-controlling interests	155	18

Total equity	4,099	3,358

	$10,285	$8,908

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income ( loss)
Balance at December 31, 2010	168.3	2	3,075	199	(10)	20	3,286
Net income	0	0	0	246	0	4	250
Other comprehensive loss, net of tax	0	0	0	0	(255)	0	(255)
Dividends declared	0	0	0	(173)	0	0	(173)
Non-controlling interest distribution	0	0	0	0	0	(5)	(5)
Share-based employee compensation	0.6	0	38	0	0	0	38
Exercise of stock options	2.0	0	40	0	0	0	40

Balance at December 31, 2011	170.9	$2	$3,153	$272	$(265)	$19	$3,181
Net income	0	0	0	205	0	3	208
Other comprehensive loss, net of tax	0	0	0	0	81	0	81
Dividends declared	0	0	0	(174)	0	0	(174)
Non-controlling interest distribution	0	0	0	0	0	(4)	(4)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	14	0	0	0	14
Exercise of stock options	3.2	0	71	0	0	0	71
Spin-off of C&OP business	0	0	0	(15)	0	0	(15)

Balance at December 31, 2012	175.4	$2	$3,234	$288	$(184)	$18	$3,358
Net income	0	0	0	839	0	(1)	838
Other comprehensive income, net of tax	0	0	0	0	4	0	4
Dividends declared	0	0	0	(177)	0	0	(177)
Non-controlling interest distribution	0	0	0	0	0	(7)	(7)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Sale of non-controlling interest	0	0	0	0	0	(2)	(2)
Non-controlling interest contribution	0	0	0	0	0	152	152
Stock repurchases	(3.8)	0	(131)	0	0	0	(131)
Share-based employee compensation	0.2	0	13	0	0	0	13
Exercise of stock options	2.6	0	64	0	0	0	64

Balance at December 31, 2013	174.4	$2	$3,172	$950	$(180)	$155	$4,099

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2013	2012	2011
Cash flows from operating activities
Net income	$838	$208	$250
Discontinued operations	(519)	(52)	(69)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	390	366	361
Deferred income taxes	7	(12)	7
Loss on sales of assets, net	2	1	2
Pension income, net of settlement charges and termination benefits	(85)	(69)	(82)
Appreciation in cash surrender value insurance policies	(39)	(36)	(22)
Impairment of long-lived assets	14	2	5
Change in alternative fuel mixture credit reserves	(165)	0	0
Changes in working capital, excluding the effects of acquisitions and dispositions	(82)	(178)	(18)
Other, net	(3)	(10)	(37)

Net cash provided by operating activities of continuing operations	358	220	397
Discontinued operations	79	218	163

Net cash provided by operating activities	437	438	560
Cash flows from investing activities
Capital expenditures	(506)	(654)	(652)
Payments for acquired businesses, net of cash acquired	(2)	(101)	(70)
Proceeds from dispositions of assets	52	29	56
Contributions to joint ventures	(20)	(13)	(7)
Other, net	(5)	3	0
Discontinued operations	70	(63)	30

Net cash used in investing activities	(411)	(799)	(643)
Cash flows from financing activities
Proceeds from debt instruments related to C&OP business spin-off	0	460	0
Proceeds from secured financing of special purpose entity	774	0	0
Proceeds from issuance of long-term debt	8	357	113
Repayment of long-term debt	(293)	(327)	(42)
Changes in notes payable and other short-term borrowings, net	35	(4)	32
Dividends paid	(177)	(173)	(170)
Proceeds from exercises of stock options	54	61	38
Stock repurchases	(126)	0	0
Purchase of non-controlling interests	(13)	(4)
Proceeds from non-controlling interest contributions	152	0	0
Other, net	(21)	8	4
Discontinued operations	0	0	(1)

Net cash provided by (used in) financing activities	393	378	(26)
Effect of exchange rate changes on cash	(25)	(10)	(25)

Increase (decrease) in cash and cash equivalents	394	7	(134)
Cash and cash equivalents:
At beginning of period	663	656	790

At end of period	$1,057	$663	$656

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

The company has revised its consolidated financial statements to reflect the correction of errors within deferred income taxes that were identified during the fourth quarter of 2013. During the fourth quarter of 2013, the company identified $20 million of deferred income tax errors which include $13 million of deferred income tax assets that should have been written off prior to 2008 and $7 million in deferred income tax liabilities that should have been recorded in 2005.

The company evaluated these deferred income tax errors in accordance with the guidance in ASC 250, Accounting Changes and Error Corrections and related SEC Staff Accounting Bulletins to determine if the company’s previously issued financial statements were materially misstated. The company concluded these errors were not material individually or in the aggregate to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. The consolidated balance sheets and consolidated statements of equity were revised to reflect the cumulative effect of these errors resulting in a decrease to retained earnings and total equity of $20 million which is reflected in the beginning balance as of January 1, 2009.

These consolidated financial statements present as discontinued operations the sale of the company’s U.S. forestlands and related assets to Plum Creek Timber Company, Inc. (“Plum Creek”).

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

Intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets as of October 1, 2013, there was no indication of impairment.

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

The following are key assumptions to the company’s income approach:

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

Based on the company’s annual review of recorded goodwill at October 1, 2013, there was no indication of impairment. See Note D for further information regarding goodwill.

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

Asset retirement obligations: The company has certain conditional and unconditional asset retirement obligations associated with owned or leased property, plant and equipment, including surface impoundments, asbestos, and water supply wells. The company records a liability for the fair value of an asset retirement obligation when incurred if the fair value of the liability can be reasonably estimated. Management does not have sufficient information to estimate the fair value of certain obligations, primarily associated with surface impoundments and asbestos, because the settlement date or range of potential settlement dates has not been specified and information is not available to apply expected present value techniques. Subsequent to initial measurement, the company recognizes changes in the amounts of the obligations, as necessary, resulting from the passage of time and revisions to either the timing or amount of estimated cash flow.

Revenue recognition: The company recognizes revenues at the point when title and the risk of ownership passes to the customer. Substantially all of the company’s revenues are generated through product sales, and shipping terms generally indicate when title and the risk of ownership have passed. Revenue is recognized at shipment for sales where shipping terms are FOB (freight on board) shipping point unless risk of loss is maintained under freight terms. For sales where shipping terms are FOB destination, revenue is recognized when the goods are received by the customer. The company provides allowances for estimated returns and other customer credits such as discounts and volume rebates, when the revenue is recognized, based on historical experience, current trends and any notification of pending returns. Also included in net sales is service revenue, which is recognized as the service is performed. Revenue is recognized for leased equipment to customers on a straight-line basis over the estimated term of the lease and is included in net sales of the company. Sales of landholdings are included in net sales in the consolidated statements of operations.

Shipping and handling costs: Shipping and handling costs are classified as a component of cost of sales. Amounts billed to a customer in a sales transaction related to shipping and handling are classified as revenue.

Research and development: Included in cost of sales and selling, general and administrative expenses are expenditures for research and development of $44 million, $45 million and $46 million for the years ended December 31, 2013, 2012 and 2011, respectively, which were expensed as incurred.

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

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For the year ended December 31, 2013 no equity awards were excluded from the calculation of weighted average shares outstanding. For the years ended December 31, 2012 and 2011, 2 million and 4 million of equity awards, respectively, were excluded from the calculation of weighted average shares outstanding, as the exercise price per share was greater than the average market value, resulting in an anti-dilutive effect on diluted earnings per share.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant.

New accounting guidance

In January 2013, the company adopted new guidance regarding the reporting of amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The company has presented the amounts reclassified out of accumulated other comprehensive income by the respective line items of net income in the notes to the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note J for further information.

In January 2013, the company adopted new accounting guidance regarding additional disclosures for financial instruments that are offset, including the gross amount of the asset and liability as well as the impact of any net amount presented in the consolidated financial statements. The impact of adoption did not have a material effect on the company’s consolidated financial statements. Refer to Note H for further information.

In March 2013, new accounting guidance was issued regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. These provisions are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2013, new accounting guidance was issued regarding derivatives and hedging. The new guidance includes an additional benchmark interest rate for hedge accounting purposes and removes the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

In July 2013, new accounting guidance was issued regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The amendments are effective prospectively for fiscal and interim periods beginning after December 15, 2013. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2013 that had or are expected to have a material impact on the company’s financial position or results of operations.

A. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at December 31, 2013 and 2012, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during 2013 and 2012.

In millions	December 31, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets(a)	$2	$0	$2	$0
Derivatives-liabilities(a)	(3)	0	(3)	0
Cash equivalents	943	943	0	0
Pension plan assets:
Equity investments(b)	$511	$504	$7	$0
Preferred stock(b)	4	3	1	0
Government securities(c)	914	58	845	11
Corporate debt investments(d)	894	0	890	4
Derivatives(e)	0	0	0	0
Partnerships and joint ventures(g)	223	0	0	223
Real estate(h)	43	2	0	41
Common collective trust(f)	1,003	0	1,003	0
Registered investment companies(f)	73	4	69	0
103-12 investment entities(f)	260	0	260	0
Other pension (payables) receivables(b)	(11)	(15)	1	3

Total pension plan assets	$3,914	$556	$3,076	$282

Non-recurring fair value measurements:
Long-lived assets held for sale(i)	$12	$0	$0	$12

	December 31, 2012	Level 1 (1)	Level 2 (2)	Level 3 (3)

Recurring fair value measurements:
Derivatives-assets(a)	$3	$0	$3	$0
Derivatives-liabilities(a)	(8)	0	(8)	0
Cash equivalents	564	564	0	0
Pension plan assets:
Equity investments(b)	$613	$601	$12	$0
Preferred stock(b)	4	3	1	0
Government securities(c)	1,034	89	940	5
Corporate debt investments(d)	850	0	847	3
Derivatives(e)	20	0	10	10
Partnerships and joint ventures(g)	225	0	0	225
Real estate(h)	46	5	0	41
Common collective trust(f)	1,270	0	1,270	0
Registered investment companies(f)	64	2	62	0
103-12 investment entities(f)	251	0	251	0
Other pension (payables) receivables(b)	(59)	(61)	0	2

Total pension plan assets	$4,318	$639	$3,393	$286

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(a)	Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as NYMEX natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.

(b)	Equity investments, preferred stock, and other pension (payables) receivables are valued using quoted market prices multiplied by the number of shares owned. Dealer quotes are used for less liquid markets. Valuation models with market inputs are used for securities that do not trade in transparent markets. The other pension (payables) receivables that are classified as Level 3 investments are valued using contract value, which approximates fair value, and include unobservable inputs such as illiquidity.
(c)	Government securities include treasury and agency debt. The Level 2 investments are valued using a broker quote in an active market. The Level 3 investments include unobservable inputs that are valued using third-party pricing information without adjustments.
(d)	The corporate debt investments category is primarily comprised of U.S. dollar denominated investment grade and non-investment grade securities. It also includes investments in non-U.S. dollar denominated corporate debt securities issued in both developed and emerging markets. Corporate debt investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and inactive markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The Level 3 investments include unobservable inputs that are valued using third-party pricing information without adjustments.
(e)	The plan’s derivative investments are forward contracts on foreign currencies, interest rate swaps, swaptions, futures on Treasury bonds, and futures on euro dollars. These investments are traded in both over-the-counter markets and on futures exchanges. The Level 2 investments are valued using models with market inputs such as dealer quoted interest rates and exchange rates. The Level 3 investments are valued based on valuation models such as Black Scholes Option Pricing Model.
(f)	Common collective trusts, registered investment companies, and 103-12 investment entities are commingled funds for which there is no exchange quoted price. These commingled funds are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. The funds invest mainly in liquid, transparent markets such as domestic and international equities, U.S. government bonds, and corporate bonds.
(g)	Partnerships and joint ventures are commingled investments. The plan owns interests in limited partnerships or funds rather than direct investments in the underlying asset classes such as real estate. Valuation is based on input from the general partner if no independent source is available. The valuation policies of the general partner are in compliance with accounting standards and the partnerships are audited by nationally recognized auditors. Various valuation techniques and inputs are considered in valuing private portfolio investments, including EBITDA multiples in other comparable third-party transactions, price to earnings ratios, market conditions, liquidity, current operating results, and other pertinent information.
(h)	Real estate investments are commingled investments. The fair values of the real estate partnerships are determined based on a combination of third party appraisals, discounted present value of estimated future cash flows, replacement cost, and comparable market prices.
(i)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.

While the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value as of the reporting date.

The following information is presented for those assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2013 and 2012:

In millions	Government securities	Corporate debt investments	Derivatives	Partnerships and joint ventures	Real estate	Other pension receivables and payables	Total
December 31, 2011	$3	$6	$69	$209	$46	$22	$355
Purchases	1	1	12	51	27	0	92
Sales	(2)	(2)	(68)	(43)	(35)	0	(150)
Realized gains	0	0	57	1	0	0	58
Unrealized gains (losses)	1	0	(54)	7	3	0	(43)
Transfers (out) in of Level 3	2	(2)	(6)	0	0	(20)	(26)

December 31, 2012	$5	$3	$10	$225	$41	$2	$286
Purchases	4	4	3	31	11	0	53
Sales	(8)	(3)	(126)	(64)	(13)	0	(214)
Realized gains	1	0	121	17	1	0	140
Unrealized (losses) gains	0	0	(8)	14	1	1	8
Transfers in (out) of Level 3	9	0	0	0	0	0	9

December 31, 2013	$11	$4	$0	$223	$41	$3	$282

Long-lived assets held for sale with a carrying value of $21 million were written down to their estimated fair value of $12 million, resulting in pre-tax impairment charges attributable to continuing operations of $9 million for the year ended December 31, 2013. Additionally, pre-tax impairment charges of $5 million were recorded for the year ended December 31, 2013 related to assets sold in the third quarter of 2013. These pre-tax impairment charges are included in cost of sales.

At December 31, 2013, the book value of financial instruments included in debt is $1.8 billion and the fair value is estimated to be $2.1 billion. The difference between book value and fair value is derived from the difference between the December 31, 2013 market interest rate and the stated rate for the company’s fixed-rate, long-term debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. This fair value measurement is classified as Level 2.

B. Current assets

Cash equivalents of $943 million and $564 million at December 31, 2013 and 2012, respectively, are valued at cost, which approximates fair value. As of December 31, 2013 and 2012, the majority of the company’s cash equivalents were invested in U.S. government securities. Trade receivables have been reduced by an allowance for doubtful accounts of $12 million and $15 million at December 31, 2013 and 2012, respectively. Receivables also include $69 million and $66 million from sources other than trade at December 31, 2013 and 2012, respectively. At December 31, 2013 and 2012, other current assets include $70 million and $108 million of prepaid expenses, respectively. Inventories at December 31, 2013 and 2012 are comprised of:

	December 31,
In millions	2013	2012
Raw materials	$168	$158
Production materials, stores and supplies	104	97
Finished and in-process goods	414	406

	$686	$661

Approximately 58% and 59% of inventories at December 31, 2013 and 2012, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $858 million and $831 million at December 31, 2013 and 2012, respectively. The effects of LIFO layer decrements were not significant to the consolidated statements of operations for the years ended December 31, 2013, December 31, 2012 and December 31, 2011.

C. Property, plant, equipment and forestlands

Depreciation and depletion expense for the years ended December 31, 2013, 2012 and 2011 was:

In millions	2013	2012	2011
Depreciation and depletion expense	$325	$301	$296

Property, plant, equipment and forestlands consist of the following:

	December 31,
In millions	2013	2012
Land and land improvements	$222	$211
Buildings and leasehold improvements	902	899
Machinery and other	6,004	5,516

	7,128	6,626
Less: accumulated depreciation	(3,981)	(3,760)

	3,147	2,866
Forestlands	190	193
Construction-in-progress	310	534

	$3,647	$3,593

D. Goodwill and other intangible assets

Goodwill allocated to each of the company’s segments at December 31, 2013 and 2012 was:

	December 31,
In millions	2013	2012
Food & Beverage	$277	$276
Home, Health & Beauty	386	383
Industrial	40	46
Specialty Chemicals	13	14

Total	$716	$719

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

In millions	2013	2012
Beginning balance	$719	$832
Goodwill acquired during the year	0	50
Goodwill related to the spin-off of C&OP	0	(164)
Adjustments[1]	(3)	1

Ending balance	$716	$719

Accumulated impairment losses:
Beginning balance	$(7)	$(7)
Impairment losses	0	0

Ending balance	$(7)	$(7)

[1]	Represents foreign currency translations and tax adjustments.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2013		December 31, 2012
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$28	$20	$28	$17
Customer contracts and lists	264	112	261	94
Patents	57	43	60	44
Other – primarily licensing rights	14	9	15	8

	$363	$184	$364	$163

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	December 31, 2013	December 31, 2012
Trademarks and trade names	$95	$94

Amortization expense relating to intangible assets subject to amortization for the years ended December 31, 2013, 2012 and 2011 was:

In millions	2013	2012	2011
Intangible amortization expense	$23	$23	$23

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows:

In millions	2014	2015	2016	2017	2018
Estimated intangible amortization expense	$22	$19	$19	$18	$15

E. Other assets

Other assets consist of the following:

	December 31,
In millions	2013	2012
Identifiable intangible assets, net	$274	$295
Cash surrender value of life insurance, net of borrowings	179	166
Equipment leased to customers, net	68	72
Capitalized software, net	54	60
Other	138	134

	$713	$727

F. Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
In millions	2013	2012
Accounts payable:
Trade	$538	$550
Other	25	45

	$563	$595

Accrued expenses:
Payroll and employee benefit costs	$155	$192
Income taxes payable	144	8
Interest	57	56
Taxes, other than income	30	27
Accrued rebates and allowances	16	17
Environmental and litigation	16	19
Restructuring charges	13	12
Freight	8	12
Other	95	100

	$534	$443

G. Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consist of the following:

	December 31,
In millions	2013	2012
Other short-term borrowings	$59	$29
Current maturities of long-term debt and capital lease obligations	20	34

	$79	$63

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The Credit Facility is scheduled to expire on January 30, 2017. The principal purpose of the Credit Facility is to obtain funds for general corporate purposes. The $600 million revolving credit facility was undrawn at December 31, 2013. The Credit Facility’s agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of December 31, 2013.

Prior to the effective time of the spin-off of the C&OP business, the company received debt proceeds of $460 million from third-party financing. The associated obligation totaling $460 million was included in the net assets of the disposal group representing the C&OP business pursuant to the spin-off. Refer to Note S for further discussion.

Long-term debt consists of the following:

	December 31,
In millions	2013	2012
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,180	$1,181
Notes, rate of 7.38%, due 2019	250	249
Term loan facility, rate of LIBOR plus 1.175%	0	244
BNDES notes, rate of 5.50%, due 2014-2020	106	131
Sinking fund debentures, rates from 7.50% to 7.65%, due 2018-2027	141	172
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 4.125%, due 2035	51	51
Industrial Development Revenue Bonds, rate 3.625%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	7	5
Other long-term debt	8	8

	1,836	2,134
Less: amounts due within one year	(20)	(34)

Long-term debt	$1,816	$2,100

As of December 31, 2013, outstanding debt maturing in the next five years is as follows:

In millions	2014	2015	2016	2017	2018
Outstanding debt maturities	$77	$17	$18	$167	$25

As of December 31, 2013, capital lease obligations maturing in the next five years are as follows:

In millions	2014	2015	2016	2017	2018
Capital lease obligation maturities	$2	$2	$1	$1	$0

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.6% for 2013 and 2012. The weighted average interest rate on the company’s variable-rate long term debt was 1.4% during 2013 and 2012.

The percentage of debt to total capital (shareholders’ equity and total debt) was 32% at December 31, 2013 and 39% at December 31, 2012.

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

All derivative instruments are recorded in the consolidated balance sheets as assets or liabilities, measured at estimated fair values. Fair value estimates are based on relevant market information, including market rates and prices. For a derivative instrument designated as a cash flow hedge, the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) and is recognized in earnings when the hedged item affects earnings. The ineffective portions of cash flow hedges are recognized, as incurred, in earnings. Changes in the fair value of a derivative instrument not designated as a qualifying hedge are recognized in earnings.

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive income (loss) for the years ended December 31, 2013 and 2012 are presented below:

	Cash flow hedges				Derivatives not designated as hedges
	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
In millions	2013	2012	2013	2012	2013	2012
(Loss) gain recognized in other comprehensive income (loss) (effective portion)	$(3)	$(2)	$1	$(5)	$0	$0

(Loss) gain reclassified to earnings from accumulated other comprehensive income (loss) (effective portion)	$(2)	$2	$(3)	$(17)	$0	$0
Gain (loss) recognized in earnings [1]	0	0	0	0	4	(15)

Total (loss) gain recognized in earnings[2]	$(2)	$2	$(3)	$(17)	$4	$(15)

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with fair value hedges or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	December 31, 2013
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives not designated as hedges:
Foreign currency derivatives	2	0	2	Other current assets

Total assets	$2	$0	$2

Liabilities
Derivatives designated as hedges:
Foreign currency hedges	(2)	0	(2)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(1)	0	(1)	Accounts payable

Total liabilities	$(3)	$0	$(3)

Total derivatives			$(1)

	December 31, 2012
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Foreign currency hedges	$0	$(1)	$(1)	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	4	0	4	Other current assets

Total assets	$4	$(1)	$3

Liabilities
Derivatives designated as hedges:
Natural gas hedges	$(4)	$0	$(4)	Accounts payable
Foreign currency hedges	(1)	0	(1)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(4)	1	(3)	Accounts payable

Total liabilities	$(9)	$1	$(8)

Total derivatives			$(5)

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. The company’s natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts for hedged consumption in Million British Thermal Units (“MMBTU’s”) at December 31, 2013 and 2012 are presented below.

In MMBTU’s
December 31, 2013	December 31, 2012
9	11

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income (loss) and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax gain to be recognized in earnings is $1 million during the next twelve months. As of December 31, 2013, the maximum remaining term of existing hedges was two years. For the years ended December 31, 2013 and 2012, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at December 31, 2013 and 2012 are presented below.

In millions	December 31, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – not designated as hedges	$218	$235

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $2 million. As of December 31, 2013, the maximum remaining term of existing hedges was one year. For the years ended December 31, 2013 and 2012, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at December 31, 2013 and 2012 are presented below.

In millions	December 31, 2013	December 31, 2012
Notional amount of foreign currency forward contracts – designated as hedges	$76	$108

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. There were no interest-rate swap agreements outstanding at December 31, 2013 and 2012.

I. Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2013 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2014	$56	$11
2015	44	11
2016	38	10
2017	32	10
2018	25	9
Later years	117	241

Minimum lease payments	$312	292

Less: amount representing interest		141

Capital lease obligations		$151

Rental expense under operating leases for the years ended December 31, 2013, 2012 and 2011 was:

In millions	2013	2012	2011
Rental expense under operating leases	$74	$70	$73

J. Shareholders’ equity

The value included in common stock at December 31, 2013 and 2012 reflects the outstanding shares of common stock at $0.01 par value per share.

During 2013, MWV purchased and retired 4 million of its common shares for $131 million. At December 31, 2013, there were 4 million shares available for purchase under an existing authorization provided by the company’s Board of Directors on January 28, 2013. Any purchases made under this authorization will be made opportunistically.

On January 27, 2014 the company’s Board of Directors approved a special dividend of approximately $175 million ($1.00 per share) to be paid on March 3, 2014 to shareholders of record as of February 6, 2014. The company’s Board of Directors also approved approximately $394 million of share repurchases to be comprised of $300 million under two accelerated share repurchase agreements, and $94 million pursuant to open market repurchases, which are expected to be largely completed by the end of the second quarter of 2014. On February 7, 2014, the company repurchased and retired approximately 7.5 million shares.

At December 31, 2013, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which 6 million shares were designated as Series A Junior Participating Preferred Stock and reserved for issuance upon exercise of the rights.

Dividends declared were $1.00, per share for each of the years ended December 31, 2013, 2012, and 2011, respectively. Dividends paid were $177 million, $173 million, and $170 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Changes in accumulated other comprehensive loss by component for the year ended December 31, 2013 are as follows:

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(85)	61	0	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	0	25	3	28

Other comprehensive (loss) income, net	(85)	86	3	4

Balance as of December 31, 2013	$(60)	$(119)	$(1)	$(180)

[1]	All amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss	Affected line item in the consolidated statements of operations
In millions	Year ended December 31, 2013
Derivative instruments
Foreign currency cash flow hedges	$(2)	Net sales
Natural gas cash flow hedges	(3)	Cost of sales

Total before tax	(5)
Tax benefit	2

Total, net of tax	$(3)

Amortization of pension and other benefit plan items
Prior service (cost) income	$(2)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(38)	Cost of sales and selling, general and administrative expenses

Total before tax	(40)
Tax benefit	15

Total, net of tax	$(25)

Total reclassifications for the period, net of tax	$(28)

K. Share-based compensation

In 2013, shareholders approved the 2005 Performance Incentive Plan, as amended and restated (the “Plan”) that combines the employee incentive plans and the non-employee directors plan. Officers, key employees, and non-employee directors have been granted share-based awards under the Plan. There were an aggregate of 33 million shares reserved under the Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units to officers, key employees, and non-employee directors. At December 31, 2013, there were approximately 7 million shares available for grant under this plan.

The vesting of awards granted to officers and key employees may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. The exercise price of all stock options equals the market price of the company’s stock on the date of grant. Stock options and SARs become exercisable in one-third increments on each anniversary of the award date and are fully exercisable after the third anniversary and expire no later than 10 years from the date of grant.

Non-employee members of the Board of Directors are currently granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors. In 2013, 2012 and 2011, the total annual grants consisted of 28,371, 40,883 and 34,124 restricted stock units, respectively, for non-employee directors.

In connection with the 2012 spin-off of the C&OP business (the “Spin-off”), and pursuant to existing anti-dilution provisions in the company’s equity plans, the number of outstanding stock options, SARs and restricted stock units as well as the exercise prices of such stock options and SARs were modified on May 1, 2012, the effective date of the Spin-off. The objective of the modification was to maintain the fair value of these equity awards subsequent to the Spin-off; therefore, there was no incremental compensation expense recorded as a result of these modifications.

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

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2013	2012	2011
Weighted average fair value of stock options granted during the period	$8.72	$6.74	$7.93
Weighted average fair value of SARs granted during the period	9.86	7.17	8.49
Expected dividend yield for stock options	2.80%	3.58%	3.40%
Expected dividend yield for SARs	2.75%	3.48%	3.39%
Expected volatility	32.00%	35.00%	34.00%
Average risk-free interest rate for stock options	1.24%	0.91%	1.83%
Average risk-free interest rate for SARs	1.01%	0.94%	1.68%
Average expected term for stock options and SARs (in years)	6.9	6.7	7.2

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2010	12,083	$21.44	625	$25.15		$76.5
Granted	1,807	29.38	87	29.50
Exercised	(1,976)	19.46	(179)	25.93		23.7
Cancelled	(677)	27.63	(22)	27.78

Outstanding at December 31, 2011	11,237	22.70	511	25.48		86.5
Granted	2,380	27.95	77	27.95
Exercised	(3,330)	18.28	(160)	19.99		37.7
Cancelled	(307)	24.30	(40)	25.04
Adjustment due to Spin-off	1,430	n/a	62	n/a

Outstanding at December 31, 2012	11,410	22.17	450	24.07		113.8
Granted	711	34.37	3	34.34
Exercised	(2,572)	21.04	(113)	24.79		39.0
Cancelled	(156)	27.77	(4)	11.90

Outstanding at December 31, 2013	9,393	23.30	336	24.04	6.1 years	132.6
Exercisable at December 31, 2013	6,778	21.00	254	22.91	5.2 years	111.5
Exercisable at December 31, 2012	7,239	19.77	287	22.92	5.4 years	89.7

At December 31, 2013, there was approximately $10 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of one year.

Pre-tax compensation expense for stock options and SARs and the tax benefit associated with this expense for the years ended December 31, 2013, 2012 and 2011 was:

In millions	2013	2012	2011
Pre-tax compensation expense for stock options and SARs	$12	$14	$11
Tax benefit associated with the pre-tax compensation expense for stock options and SARs	5	5	5

Total cash received from the exercise of share-based awards in 2013 was $54 million.

Restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock units vest over a three- to five-year period. Awards granted in 2013, 2012 and 2011 consisted of both service-based restricted stock units and performance-based restricted stock units. Under the employee plans, the grantee of the restricted stock units is entitled to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the vesting period or if predetermined goals are not accomplished. The fair value of each restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period.

The following table summarizes restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at December 31, 2010	3,190	$24.38
Granted	333	28.98
Forfeited	(197)	24.01
Released	(752)	26.92
Net adjustment for performance-based units	233	24.15

Outstanding at December 31, 2011	2,807	20.70
Granted	275	28.02
Forfeited	(35)	18.54
Released	(2,350)	16.86
Net adjustment for performance-based units	602	21.44
Adjustment due to Spin-off	359	n/a

Outstanding at December 31, 2012	1,658	24.66
Granted	720	34.42
Forfeited	(63)	30.14
Released	(242)	21.82
Net adjustment for performance-based units	(843)	24.62

Outstanding at December 31, 2013	1,230	29.83

At December 31, 2013, there was approximately $15 million of unrecognized pre-tax compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of two years.

Pre-tax compensation expense for restricted stock units and the tax benefit associated with this expense for the years ended December 31, 2013, 2012 and 2011 was:

In millions	2013	2012	2011
Pre-tax compensation expense for restricted stock units	$2	$13	$24
Tax benefit associated with the pre-tax compensation expense for restricted stock units	1	5	8

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

The components of net periodic benefit (income) cost for the company’s retirement plans for the years ended December 31, 2013, 2012 and 2011 are presented below.

	Years ended December 31,
In millions	2013	2012	2011
Service cost-benefits earned during the period	$40	$43	$42
Interest cost on projected benefit obligation	122	132	145
Expected return on plan assets	(289)	(293)	(285)
Amortization of prior service cost	3	2	1
Amortization of net actuarial loss	18	49	15
Curtailments[1]	0	(21)	0
Settlements[2]	19	0	10
Termination benefits	2	0	2

Net periodic pension income	$(85)	$(88)	$(70)

Net periodic pension income – continuing operations	$(85)	$(69)	$(82)

[1]	For the year ended December 31, 2012, the company recorded within discontinued operations a curtailment gain pursuant to the spin-off of the company’s C&OP business and subsequent merger of that business with ACCO Brands Corporation on May 1, 2012.
[2]	For the year ended December 31, 2013, the company recorded a settlement pursuant to the 2013 lump sum window program offered to vested terminated employees.
[3]	For the year ended December 31, 2011, the company recorded within discontinued operations a settlement pursuant to the 2010 sale of the company’s Media and Entertainment Packaging business.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2013	2012
Net actuarial gain	$(87)	$(150)
Prior service cost	0	3
Amortization of net actuarial loss	(18)	(49)
Amortization of prior service cost	(3)	(2)
Curtailments	0	21
Settlements	(19)	0

Total pre-tax (gain) loss recognized in other comprehensive income (loss)	$(127)	$(177)

Total pre-tax (gain) loss recognized in net periodic pension income and other comprehensive income (loss)	$(212)	$(265)

Actuarial gains and losses and prior service cost (benefit) subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 11 years for the salaried and bargained hourly plans, and over the average remaining life expectancy of the plan participants of the envelope salaried plan which is about 21 years. The Envelope Products salaried plan was retained by the company post sale of the Envelope Products business. The estimated pre-tax net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension income in 2014 is $4 million and $3 million, respectively.

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

The components of net postretirement benefits cost (income) for the years ended December 31, 2013, 2012 and 2011 are presented below.

	Years ended December 31,
In millions	2013	2012	2011
Service cost-benefits earned during the period	$3	$3	$6
Interest cost	5	5	13
Amortization of net actuarial (gain) loss	1	0	(1)
Amortization of prior service benefit	(1)	(2)	(2)
Curtailments[1]	0	(13)	0

Net periodic postretirement benefits (income) cost	$8	$(7)	$16

[1]	For the year ended December 31, 2012, the company recorded within discontinued operations a curtailment gain pursuant to the spin-off of the company’s C&OP business and subsequent merger of that business with ACCO Brands Corporation on May 1, 2012.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2013	2012
Net actuarial (gain) loss	$(10)	$11
Amortization of net actuarial gain (loss)	(1)	0
Amortization of prior service benefit	1	2
Curtailments	0	11

Total pre-tax loss recognized in other comprehensive income (loss)	$(10)	$24

Total pre-tax loss recognized in net periodic postretirement benefits cost and other comprehensive income (loss):	$(2)	$17

Actuarial gains and losses and prior service cost subject to amortization are amortized over the average remaining service period, which is about 5 years. The pre-tax net actuarial loss and prior service benefit for the postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement benefits (income) cost are estimated to be $0 million and $0.5 million in 2014.

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2013 and 2012, based on a measurement date of December 31 for each period.

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$3,030	$3,004	$214	$193	$125	$122
Service cost	35	38	5	5	3	3
Interest cost	114	124	8	8	5	5
Net actuarial (gains) losses	(200)	53	(4)	15	(11)	11
Foreign currency exchange rate changes	0	0	2	2	(2)	(2)
Employee contributions	0	0	0	0	9	9
Termination benefit costs	2	0	0	0	0	0
Curtailments	0	(7)	0	0	0	(2)
Settlements	0	0	0	0	0	0
Benefits paid (including termination benefits)	(576)	(182)	(12)	(9)	(17)	(21)

Benefit obligation at end of year	$2,405	$3,030	$213	$214	$112	$125

Change in plan assets:
Fair value of plan assets at beginning of year	$4,284	$3,967	$34	$30	$0	$0
Actual return on plan assets	170	499	2	1	0	0
Company contributions	0	0	11	10	8	12
Foreign currency exchange rate changes	0	0	1	2	0	0
Employee contributions	0	0	0	0	9	9
Settlements	0	0	0	0	0	0
Benefits paid (including termination benefits)	(576)	(182)	(12)	(9)	(17)	(21)

Fair value of plan assets at end of year	$3,878	$4,284	$36	$34	$0	$0

Over (under) funded status at end of year	$1,473	$1,254	$(177)	$(180)	$(112)	$(125)
Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid asset	$1,473	$1,254	$2	$4	$0	$0
Current liabilities	0	0	(9)	(7)	(10)	(11)
Noncurrent liabilities	0	0	(170)	(177)	(102)	(114)

Total net asset (liability)	$1,473	$1,254	$(177)	$(180)	$(112)	$(125)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:
Net actuarial loss (gain)	$128	$241	$59	$70	$(4)	$8
Prior service cost (benefit)	14	18	(2)	(3)	(8)	(10)

Total loss (gain) recognized in accumulated other comprehensive loss	$142	$259	$57	$67	$(12)	$(2)

The accumulated benefit obligation for all defined benefit plans was $2.58 billion and $3.20 billion at December 31, 2013 and 2012, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2013	2012
Projected benefit obligation	$178	$185
Accumulated benefit obligation	171	173
Fair value of plan assets	0	0

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2013	2012
Retirement benefits:
Discount rate	4.87%	4.10%
Rate of compensation increase	2.51%	2.01%
Postretirement benefits:
Discount rate	5.50%	4.62%
Healthcare cost increase	8.76%	8.77%
Prescription drug cost increase	7.21%	6.39%

The weighted average assumptions used to determine net periodic pension income and net postretirement benefits (income) cost for the years presented:

	Years ended December 31,
	2013	2012	2011
Retirement benefits:
Discount rate	4.40%	4.27%	5.25%
Rate of compensation increase	2.01%	2.51%	3.49%
Expected return on plan assets	7.87%	7.98%	7.96%
Postretirement benefits:
Discount rate	4.62%	4.64%	4.87%
Healthcare cost increase	8.77%	7.57%	7.51%
Prescription drug cost increase	6.39%	8.01%	8.00%

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

The company determined the discount rates for 2013 and 2012 by referencing the Aon Hewitt Aa Only Above Median Curve and for 2011 by referencing the Citigroup Pension Discount Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

The annual rate of increase in U.S. healthcare and prescription drug costs is assumed to decline ratably each year until reaching 5% in 2023 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2013 accumulated postretirement benefit obligation by $5 million and total service and interest cost for 2013 by $0.3 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2013 accumulated postretirement benefit obligation by $4 million and total service and interest cost for 2013 by $0.3 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $23 million, $23 million and $19 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2013 and 2012, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target	Percentage of plan assets at December 31,		Weighted average expected long- term rate of return
Asset category:	allocation	2013	2012	2013
Equity securities	30%	32%	32%	10.7%
Debt securities	61%	61%	62%	6.4%
Real estate and private equity	9%	7%	6%	11.6%

Total	100%	100%	100%

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

Liquidity risk is present in the trust’s investments in partnerships/joint ventures, real estate, registered investment companies, and 103-12 investment entities. The policy limits target allocations to these asset classes to 12.7%.

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

Funding of plans and payments of benefits

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $2 million to the funded non-U.S. pension plans in 2014.

The company expects to pay $19 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2014. The table below presents estimated future benefit payments, substantially all of which are expected to be funded from plan assets.

In millions	Retirement Benefits	Postretirement benefits before Medicare Part D subsidy	Medicare Part D subsidy
2014	$179	$10	$0.3
2015	175	10	0.3
2016	177	10	0.3
2017	176	10	0.3
2018	178	10	0.3
2019 – 2023	917	45	1.0

Postemployment benefits

MeadWestvaco provides limited post-employment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

M. Restructuring charges

During 2013 and 2012, the company initiated certain restructuring actions related to its Brazilian, European and domestic operations. Restructuring charges incurred during 2013 and 2012 were primarily pursuant to these actions. During 2008, the company commenced a series of broad cost reduction actions to lower overhead costs and close or restructure certain manufacturing locations. Restructuring charges incurred during 2011 were pursuant to these programs. Cumulative charges included in the results from continuing operations through December 31, 2013 since the inceptions of these programs were $281 million for the 2008 program and $60 million for the 2013 program. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 are presented below.

Year ended December 31, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$1	$0	$1	$2	$5	$7
Home, Health & Beauty	7	1	8	13	0	13	20	1	21
Industrial	1	1	2	4	0	4	5	1	6
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	1	1	0	5	5

Total charges	$9	$11	$20	$24	$1	$25	$33	$12	$45

Year ended December 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
Home, Health & Beauty	6	1	7	2	0	2	8	1	9
Industrial	9	0	9	2	0	2	11	0	11
All other	0	3	3	0	1	1	0	4	4

Total charges	$15	$6	$21	$4	$1	$5	$19	$7	$26

Year ended December 31, 2011

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$5	$3	$8	$3	$0	$3	$8	$3	$11
Home, Health & Beauty	3	1	4	0	0	0	3	1	4
Industrial	0	1	1	0	0	0	0	1	1
All other(1)	0	6	6	1	7	8	1	13	14

Total charges	$8	$11	$19	$4	$7	$11	$12	$18	$30

(1)	Includes $7 million related to employee relocation costs.

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2010 to the year ended December 31, 2013:

In millions	Employee Costs			Other Costs			Total
	2008 program	Other actions	Total	2008 program	Other actions	Total	2008 program	Other actions	Total
Balance at December 31, 2010	$31	$0	$31	$4	$0	$4	$35	$0	$35
Current charges	19	0	19	6	0	6	25	0	25
Payments	(32)	(0)	(32)	(7)	(0)	(7)	(39)	(0)	(39)

Balance at December 31, 2011	18	0	18	3	0	3	21	0	21
Current charges	6	15	21	1	0	1	7	15	22
Payments	(6)	(7)	(13)	(4)	(0)	(4)	(10)	(7)	(17)

Balance at December 31, 2012	18	8	26	0	0	0	18	8	26
Current charges	5	15	20	0	0	0	5	15	20
Payments	(4)	(11)	(15)	0	0	0	(4)	(11)	(15)

Balance at December 31, 2013	$19	$12	$31	$0	$0	$0	$19	$12	$31

N. Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2013	2012	2011
Interest income	$14	$11	$23
Equity investment gain	0	0	10
Foreign currency exchange (losses) gains	(4)	(5)	2
Transition services	1	10	4
Alternative fuel mixture credits[1]	24	(15)	0
Insurance settlements	14	0	0
Other, net	10	13	(11)

	$59	$14	$28

[1]	In the fourth quarter of 2013, the company released $24 million of reserves related to alternative fuel mixture credits. In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of $15 million of alternative fuel mixture credits received from excise tax filings during 2009 and 2010.

O. Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2013	2012	2011
U.S. earnings	$109	$95	$98
Foreign earnings	113	115	153

	$222	$210	$251

The significant components of the income tax provision are as follows:

	Years ended December 31,
In millions	2013	2012	2011
Current:
U.S. federal	$(127)	$12	$5
State and local	(1)	2	2
Foreign	23	52	52

	(105)	66	59
Deferred:
U.S. federal	15	(1)	19
State and local	(13)	(2)	(1)
Foreign	6	(9)	(7)

Provision for deferred income taxes	8	(12)	11
Income tax (benefit) provision attributable to continuing operations	$(97)	$54	$70

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to continuing operations:

	Years ended December 31,
In millions	2013	2012	2011
Income tax provision computed at the U.S. federal statutory rate of 35%	$78	$74	$88
State and local income taxes, net of federal benefit	(2)	3	(1)
Foreign income tax rate differential and other items	(5)	(19)	(25)
Valuation allowances	0	1	1
Credits	(11)	(18)	(1)
Tax charge related to Brazilian tax audit	(6)	24	23
Settlements of tax audits – AFMC	(142)	0	0
Other	(9)	(11)	(15)

Income tax provision attributable to continuing operations	$(97)	$54	$70

Effective tax rate attributable to continuing operations	(44%)	26%	28%

The current and non-current deferred tax assets and liabilities are as follows:

	December 31,
In millions	2013	2012
Deferred tax assets:
Employee benefits	$110	$116
Postretirement benefit accrual	90	84
Other accruals and reserves	61	40
Net operating loss carry-forwards	143	144
Credit carry-forwards	124	5
Other	20	21

Total deferred tax assets	548	410
Valuation allowances	(42)	(46)

Net deferred tax assets	506	364

Deferred tax liabilities:
Depreciation and depletion	(661)	(666)
Basis difference in restricted assets held by special purpose entities	(442)	(134)
Nontaxable pension asset	(564)	(470)
Amortization of identifiable intangibles	(65)	(72)
Other	(48)	(5)

Total deferred tax liabilities	(1,780)	(1,347)

Net deferred liability	$(1,274)	$(983)

Included in the balance sheet:
Current assets - deferred tax asset	$33	$25
Other assets - noncurrent deferred tax asset	43	39
Accrued expenses – current deferred tax liability	(2)	(1)
Noncurrent deferred tax liability	(1,348)	(1,046)

Net deferred liability	$(1,274)	$(983)

The company has U.S. federal, state and foreign tax net operating loss carry-forwards which are available to reduce future taxable income in U.S. federal and various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2013 and 2012 there were no deferred income taxes provided for the company’s share of undistributed net earnings of foreign operations.

The cumulative undistributed earnings, including foreign currency translation adjustments, totaled $1.47 billion and $1.59 billion for the years ended December 31, 2013 and 2012, respectively. Management’s intent is to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2013, 2012 and 2011:

In millions
Balance at December 31, 2010	$301
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	6
Reductions for tax positions of prior years	(4)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(36)
Foreign currency translation	(9)

Balance at December 31, 2011	268
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	(17)
Reductions for tax positions due to lapse of statute	(2)
Settlements	(10)
Foreign currency translation	(6)

Balance at December 31, 2012	259
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(155)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(2)
Foreign currency translation	(9)

Balance at December 31, 2013	$95

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $95 million liability for unrecognized tax benefits at December 31, 2013, $85 million could impact the company’s effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s effective tax rate.

In 2009, the company registered as an alternative fuel mixer and claimed refundable tax credits from the Internal Revenue Service (“IRS”) for the alternative fuel utilized at its domestic mills. At that time, income tax reserves were established related to these credits. The company has completed the audit with the IRS for tax years 2009 and 2010, which was approved by the Joint Committee of Taxation in December 2013, resulting in the release of these tax reserves, including interest, totaling $142 million. It is anticipated that audits in certain foreign jurisdictions and certain domestic states will be completed in 2014. Based on the resolution of the various audits mentioned above, it is reasonably possible that the balance of unrecognized tax benefits may be reduced by $1 million to $76 million during 2014.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. During the year ended December 31, 2013, the company recognized a benefit of $9 million related to interest and penalties. During the years ended December 31, 2012 and 2011, the company recognized expense related to interest and penalties totaling $20 million and $14 million, respectively. The company accrued $89 million and $101 million for the payment of interest and penalties at December 31, 2013 and 2012, respectively.

Approximately $53 million and $63 million of deferred income tax expense was provided in components of other comprehensive income during the years ended December 31, 2013 and 2012, respectively. Approximately $11 million and $19 million of current income tax benefit was provided in components of additional paid in capital during the year ended December 31, 2013 and 2012, respectively.

P. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2013, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $3 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2013, there were approximately 560 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2013, the company had recorded litigation liabilities of approximately $32 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

R. Special purpose entities

Pursuant to the sale of the company’s remaining U.S. forestlands which occurred on December 6, 2013, the company received an installment note in the amount of $860 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. Using the Installment Note as collateral, the company received $774 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the company and shall be paid from the Installment Note proceeds upon its maturity. As a result, the Installment Note is not available to satisfy the obligations of the company. The non-recourse liability does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.425%. As of December 31, 2013 the Installment Note of $860 million is included within restricted assets held by special purpose entities and the secured financing liability of $774 million is included within liabilities held by special purpose entities. Both the Installment Note and the secured financing liability are included within a special purpose entity which is consolidated by the company.

Pursuant to the sale of certain large-tract forestlands in 2007, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London

Interbank Offered Rate (“LIBOR”). In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. As of December 31, 2013 and 2012 the Timber Note of $398 million is included within restricted assets held by special purpose entities and the secured financing liability of $338 million is included within liabilities held by special purpose entities. Both the Timber Note and the secured financing liability are included within a special purpose entity which is consolidated by the company.

S. Discontinued operations

On December 6, 2013, the company completed the sale of its U.S. forestlands and related assets to Plum Creek, resulting in the recognition of a pre-tax gain of $780 million presented within discontinued operations on an after-tax basis. The company received total consideration of $934 million, of which approximately $74 million was paid in cash and $860 million was in the form of a ten-year term installment note. Using the installment note as collateral, the company received $774 million in proceeds under a non-recourse secured financing agreement with a bank on December 20, 2013. The results of the forestry and certain minerals-related businesses, as well as the gain, are reported in discontinued operations in the consolidated financial statements. These businesses were previously reported within the Community Development and Land Management segment.

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

On February 1, 2011, the company completed the sale of its Envelope Products business for cash proceeds of $55 million. During 2010, the company recorded pre-tax charges of $19 million ($15 million after taxes) comprised of impairment of long-lived assets of $6 million, impairment of allocated goodwill of $7 million and a pension curtailment loss of $6 million. During 2011, the company recorded additional charges of $1 million ($1 million after taxes) primarily related to a working capital adjustment. The combined pre-tax charges recorded in 2010 and 2011 sum to $20 million ($16 million after taxes) and represent the total amount of loss on sale of the Envelope Products business. The operating results of this business, as well as the charges noted above, are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The results of operations and assets and liabilities of the Envelope Products business were previously included in the C&OP segment.

Below are amounts attributed to the above dispositions included in discontinued operations in the consolidated statements of operations.

	Year ended December 31,
In millions, except per share amounts	2013	2012	2011
Net sales	$154	$307	$900
Cost of sales	60	141	570
Selling, general and administrative expenses	18	61	160
Interest expense	2	8	20
Other income, net	(798)	(3)	(3)

Income before income taxes	872	100	153
Income tax provision	353	48	84

Net income	$519	$52	$69

Net income per share
Basic	$2.93	$0.30	$0.41
Diluted	$2.88	$0.29	$0.40

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at December 31, 2013. The following table shows the major categories of assets and liabilities that are classified as discontinued operations in the consolidated balance sheet at December 31, 2012:

In millions	December 31, 2012
Accounts receivable, net	$2
Inventories	0
Other current assets	0

Current assets	2
Property, plant, equipment and forestlands, net	147
Goodwill	0
Other assets	0

Non-current assets	147
Accounts payable	2
Accrued expenses	3
Notes payable and current maturities of long-term debt	0

Current liabilities	5
Other long-term liabilities	3

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

T. Cash flow

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2013	2012	2011
(Increase) decrease in:
Receivables	$(35)	$(9)	$(40)
Inventories	(28)	(71)	(35)
Prepaid expenses	30	(48)	5
Increase (decrease) in:
Accounts payable and accrued expenses	(65)	(60)	5
Income taxes payable	16	10	47

	$(82)	$(178)	$(18)

	Years ended December 31,
In millions	2013	2012	2011
Cash paid for:
Interest	$154	$155	$146
Less capitalized interest	(24)	(27)	(11)

Interest paid, net	$130	$128	$135

Income tax paid, net	$27	$56	$61

U. Segment information

MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

The Food & Beverage segment produces packaging materials, and designs and produces packaging solutions primarily for the global food, food service, beverage, dairy and tobacco end markets, as well as paperboard for commercial printing. For the global food market, the segment develops and produces materials and innovative solutions that are used to package frozen food, dry goods, ready-to-eat meals, hot and cold drinks, and various shelf-stable dairy products. For the global beverage market, the segment has a fully integrated business model, including high-performance paperboard, carton design and converting operations, as well as beverage packaging machinery. For the global tobacco market, the segment produces high performance paperboard, and designs and produces cartons for the world’s leading tobacco brand owners. The segment’s materials are manufactured in the U.S. and converted into packaging solutions at plants located in North America, Europe and Asia.

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and paperboard and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment produces secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods. In Brazil, where most of this business is based, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for Indian fresh produce. In Brazil, the segment manufactures high-quality virgin kraftliner and recycled material medium paperboards, and converts the board to corrugated packaging at four box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

The Specialty Chemicals segment manufactures, markets and distributes specialty chemicals derived from sawdust and other byproducts of the papermaking process in North America, Europe, South America and Asia. Products include performance chemicals derived from pine chemicals used in printing inks, asphalt paving and adhesives as well as in the agricultural, paper and petroleum industries. This segment also produces activated carbon products used in gas vapor emission control systems for automobiles and trucks, as well as applications for air, water and food purification.

The Community Development and Land Management segment is responsible for maximizing the value of 109,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek. The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of this segment exclude the non-controlling interest attributable to Plum Creek.

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as alternative fuel mixture credits, restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, gains and losses on certain asset sales and other items.

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

	Years ended December 31,
In millions	2013	2012	2011
Net sales[1]
U.S.[2]	$3,536	$3,547	$3,358
Brazil	548	497	554
Other non-U.S.	1,305	1,243	1,267

Net sales	$5,389	$5,287	$5,179

Long-lived assets, net
U.S.	$4,287	$3,933	$3,517
Brazil	656	750	593
Other non-U.S.	568	552	498

Long-lived assets	$5,511	$5,235	$4,608

[1]	Net sales are attributed to countries based on location of the seller.
[2]	Export sales from the U.S. were $990 million, $919 million, and $905 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Financial information by segment and Corporate and Other follows:

In millions	External sales	Inter- segment sales	Total segment sales	Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2013
Food & Beverage	$3,099	$7	$3,106	$239	$217	$2,831	$293
Home, Health & Beauty[3]	743	0	743	21	69	855	63
Industrial	547	1	548	65	40	882	70
Specialty Chemicals	980	0	980	229	33	555	60
Community Development and Land Management	20	0	20	(14)	1	271	3

Total	$5,389	$8	$5,397	540	360	5,394	489

Corporate and Other				(317)	30	4,891	17
Assets of discontinued operations				0	—	0	—
Non-controlling interests				(1)	—	—	—
Inter-segment eliminations				0	—	—	—

Consolidated totals[2]				$222	$390	$10,285	$506

Year ended December 31, 2012
Food & Beverage	$3,103	$2	$3,105	$309	$222	$2,859	$275
Home, Health & Beauty	770	0	770	35	68	844	47
Industrial	457	0	457	49	24	957	271
Specialty Chemicals	939	1	940	224	33	506	38
Community Development and Land Management	18	0	18	(13)	4	213	1

Total	$5,287	$3	$5,290	604	351	5,379	632

Corporate and Other				(397)	15	3,380	22
Assets of discontinued operations[1]				0	—	149	—
Non-controlling interests				3	—	—	—
Inter-segment eliminations				0	—	—	—

Consolidated totals[2]				$210	$366	$8,908	$654

Year ended December 31, 2011
Food & Beverage	$3,076	$2	$3,078	$312	$218	$2,717	$223
Home, Health & Beauty	766	0	766	34	68	816	51
Industrial	507	0	507	80	22	716	311
Specialty Chemicals	811	0	811	203	29	459	29
Community Development and Land Management	19	0	19	(1)	4	204	3

Total	$5,179	$2	$5,181	628	341	4,912	617

Corporate and Other				(381)	20	3,021	35
Assets of discontinued operations[1]				0	—	877	—
Non-controlling interests				4	—	—	—
Inter-segment eliminations				0	—	—	—

Consolidated totals[2]				$251	$361	$8,810	$652

[1]	Assets of discontinued operations at December 31, 2012 and December 31, 2011 represent the U.S. forestlands sold in 2013 and assets of the C&OP business. See Notes R and S for further discussion.
[2]	Consolidated totals represent results from continuing operations, except as otherwise noted.
[3]	Segment profit for the Home, Health & Beauty segment includes a charge for $3 million related to certain depreciation adjustments. The aforementioned charge was attributable to periods prior to 2013 and is deemed immaterial to the segment’s results for the current and prior periods.

V. Selected quarterly information

The below information is unaudited.

	Years ended December 31,
In millions, except per share data	2013[1]	2012[2]
Sales:
First	$1,311	$1,272
Second	1,390	1,369
Third	1,378	1,367
Fourth	1,310	1,279

Year	$5,389	$5,287

Gross profit:
First	$196	$255
Second	236	291
Third	284	285
Fourth	244	199

Year	$960	$1,030

Net income attributable to the company:
First	$11	$49
Second	71	88
Third	80	51
Fourth	677	17

Year	$839	$205

Net income attributable to the company per diluted share:
First	$0.06	$0.28
Second	0.39	0.50
Third	0.44	0.28
Fourth	3.77	0.10

[1]	First quarter 2013 results include after-tax restructuring charges of $18 million, or $0.10 per share, and after-tax income from discontinued operations of $13 million, or $0.07 per share. First quarter of 2013 results also include after-tax income of $3 million pursuant to certain value added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to the first quarter of 2013 is deemed immaterial to the company’s consolidated financial statements for all periods. Second quarter 2013 results include after-tax restructuring charges of $4 million, or $0.02 per share, pension settlement charge of $11 million, or $0.06 per share and after-tax income from discontinued operations of $19 million or $0.11 per share. Second quarter of 2013 results also include after-tax charges of $6 million primarily related to the write-offs of inventories overstated in the fourth quarter of 2012 (after-tax charge of $1 million) and first quarter of 2013 (after-tax charge of $5 million). The aforementioned adjustment attributable to periods prior to the first quarter of 2013 is deemed immaterial to the company’s consolidated financial statements for all periods. Third quarter 2013 results include after-tax restructuring charges of $3 million, or $0.02 per share, Brazil tax adjustment of $2 million, or $0.01 per share and after-tax income from discontinued operations of $19 million, or $0.10 per share. Fourth quarter 2013 results include after-tax restructuring charges of $5 million, or $0.03 per share, pension settlement charge of $1 million, or $.01 per share, CDLM transaction costs of $2 million, or $.01 per share, AFMC income of $165 million, or $0.92 per share and after-tax income from discontinued operations of $468 million, or $2.61 per share. Fourth quarter of 2013 results include after-tax charges of $2 million related to depreciation adjustments associated with an acquisition that occurred in 2006. The aforementioned adjustment attributable to periods prior to 2013 is deemed immaterial to the company’s consolidated financial statements for all periods.

[2]	First quarter 2012 results include after-tax restructuring charges of $7 million, or $0.04 per share, and after-tax income from discontinued operations of $8 million, or $0.04 per share. Second quarter 2012 results include after-tax restructuring charges of $4 million, or $0.02 per share and after-tax income from discontinued operations of $31 million or $0.18 per share. Third quarter 2012 results include after-tax restructuring charges of $2 million, or $0.01 per share and after-tax loss from discontinued operations of $9 million, or $0.05 per share. In addition, the results for the third quarter of 2012 include adjustments for certain tax items attributable to prior periods primarily associated with events leading to the spin-off of the C&OP business that reduced after-tax income from discontinued operations by $13 million, or $0.07 per share, and increased after-tax income from continuing operations by $5 million, or $0.03 per share. Fourth quarter 2012 results include after-tax restructuring charges of $5 million, or $0.03 per share, and a benefit from cellulosic biofuel producer credits net of exchange of alternative fuel mixture credits of $9 million, or $0.06 per share and after tax income from discontinued operations of $22 million, or $.12 per share. In addition, the fourth quarter 2012 results include income of $6 million before taxes ($4 million after taxes or $0.02 per share) related to value added taxes in Brazil that were attributable to a period prior to the fourth quarter of 2012.

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A. Controls and procedures

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework (1992), issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2013. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and operating to the reasonable assurance level, as of December 31, 2013, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal year ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B. Other information

None.

Part III

Item 10. Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in MeadWestvaco’s 2014 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Nominees for Election as Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Board Committees,” to be filed with the SEC on or around March 26, 2014, and is incorporated herein by reference. Portions of the information required by this item for MeadWestvaco’s code of conduct and executive officers are also contained in Part I of this report under the captions “Available information” and “Executive officers of the registrant,” respectively,

Item 11. Executive compensation

Information required by this item will be contained in MeadWestvaco’s 2014 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Executive Compensation,” “Compensation Discussion and Analysis,” and “Director Compensation,” to be filed with the SEC on or around March 26, 2014, and is incorporated herein by reference.

Item 12. Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in MeadWestvaco’s 2014 Proxy Statement, pursuant to Regulation 14A under the sections captioned “Equity Compensation Plan Information,” “Ownership of Directors and Executive Officers,” and “Ownership of Certain Beneficial Owners,” to be filed with the SEC on or around March 26, 2014, and is incorporated herein by reference.

Item 13. Certain relationships and related transactions, and director independence

Information required by this item will be contained in MeadWestvaco’s 2014 Proxy Statement, pursuant to Regulation 14A under the section captioned “Board Committees,” to be filed with the SEC on or around March 26, 2014, and is incorporated herein by reference.

Item 14. Principal accounting fees and services

Information required by this item will be contained in MeadWestvaco’s 2014 Proxy Statement, pursuant to Regulation 14A under the section captioned “Report of the Audit Committee of the Board of Directors,” to be filed with the SEC on or around March 26, 2014, and is incorporated herein by reference.

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

3. Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2*	Bylaws of the Registrant as amended November 12, 2013, as disclosed in the company’s Form 8-K filed on November 13, 2013.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

4.13	$600 million Five-Year Credit Agreement, dated as of January 30, 2012 among the Registrant with a syndicate of commercial banks, including Citibank N.A. as administrative agent, previously filed as Exhibit 99.1 to the company’s Form 8-K on January 30, 2012 and incorporated by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007, January 1, 2009, February 28, 2011 and February 25, 2013 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 25, 2013, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 26, 2010, previously filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.27+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28+	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended, previously filed as Exhibit 10.35 to the company’s Quarterly Report on Form 10-Q for the period ended March 21, 2010 and incorporated herein by reference.

10.35+	Stock Option Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.36+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 22, 2013, previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference.

10.39	Rabbi Trust Agreement, dated as of September 29, 2011, among the Registrant and Union Bank, N.A. previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, and incorporated herein by reference.

10.40	Agreement and Plan of Merger, dated as of November 17, 2011 among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.41	Separation Agreement, dated as of November 17, 2011, among MeadWestvaco Corporation and Monaco SpinCo Inc. previously filed as Exhibit 10.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.43+	Stock Option Awards in 2012 – Terms and Conditions, previously filed as Exhibit 10.43 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

10.45	Summary of MeadWestvaco Corporation 2013 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.45 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by reference.

10.46	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.46 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by reference

10.47*	Amendments to terms and conditions of outstanding stock option awards and restricted stock grants covering vesting and exercise provisions for retirement age recipients effective January 27, 2014.

10.48	Agreement between MeadWestvaco Corporation and Mark S. Cross, dated July 24, 2013 previously filed as Exhibit 10.01to the company’s Form 8-K on July 24, 2013, and incorporated herein by reference.

10.49	Master Purchase and Sale Agreement, dated October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers, and Plum Creek Timber Company, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on October 29, 2013, and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

101*	XBRL Instance Document and Related Items.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION (Registrant)

February 24, 2014	/s/ E. Mark Rajkowski
Name: E. Mark Rajkowski
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Luke, Jr. John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer (Chief Executive Officer and Director)	February 24, 2014

/s/ E. Mark Rajkowski E. Mark Rajkowski	Senior Vice President (Chief Financial Officer)	February 24, 2014

/s/ Brent A. Harwood Brent A. Harwood	Vice President and Controller (Chief Accounting Officer)	February 24, 2014

/s/ Michael E. Campbell Michael E. Campbell	Director	February 24, 2014

/s/ James G. Kaiser James G. Kaiser	Director	February 24, 2014

/s/ Richard B. Kelson Richard B. Kelson	Director	February 24, 2014

/s/ James M. Kilts James M. Kilts	Director	February 24, 2014

/s/ Susan J. Kropf Susan J. Kropf	Director	February 24, 2014

/s/ Douglas S. Luke Douglas S. Luke	Director	February 24, 2014

/s/ Gracia C. Martore Gracia C. Martore	Director	February 24, 2014

/s/ Timothy H. Powers Timothy H. Powers	Director	February 24, 2014

/s/ Jane L. Warner Jane L. Warner	Director	February 24, 2014

/s/ Alan D. Wilson Alan D. Wilson	Director	February 24, 2014