Form 10-Q
period 2014-03-31
MEADWESTVACO Corp
filed 2014-05-06
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

At April 25, 2014, there were 167,864,939 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended March 31,
	2014	2013
Net sales	$1,322	$1,311

Cost of sales	1,075	1,115
Selling, general and administrative expenses	161	168
Interest expense	53	39
Other income, net	(13)	(4)

Income (loss) from continuing operations before income taxes	46	(7)
Income tax provision (benefit)	15	(6)

Income (loss) from continuing operations	31	(1)
Income from discontinued operations, net of income taxes	0	13

Net income	31	12
Less: Net income attributable to non-controlling interests, net of income taxes	0	1

Net income attributable to the company	$31	$11

Income (loss) from continuing operations attributable to the company	$31	$(2)

Net income per share attributable to the company – basic:
Income (loss) from continuing operations	$0.18	$(0.01)
Income from discontinued operations	0.00	0.07

Net income attributable to the company	$0.18	$0.06

Net income per share attributable to the company – diluted:
Income (loss) from continuing operations	$0.18	$(0.01)
Income from discontinued operations	0.00	0.07

Net income attributable to the company	$0.18	$0.06

Shares used to compute net income per share attributable to the company:
Basic	170.7	176.4
Diluted	173.5	176.4

Cash dividends per share[1]	$1.25	$0.25

[1]	Cash dividends per share for the three months ended March 31, 2014 include a special dividend of $1.00 per share paid on March 3, 2014.

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended March 31,
	2014	2013
Net income	$31	$12

Other comprehensive income (loss), net of tax:
Foreign currency translation	19	(22)
Adjustments related to pension and other benefit plans	1	6
Net unrealized income on derivative instruments	0	6

Other comprehensive income (loss), net of tax	20	(10)

Comprehensive income	51	2
Less: Comprehensive income attributable to non-controlling interests	0	1

Comprehensive income attributable to the company	$51	$1

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$332	$1,057
Accounts receivable, net	735	625
Inventories	731	686
Other current assets	128	108

Current assets	1,926	2,476

Property, plant, equipment and forestlands, net	3,646	3,647
Prepaid pension asset	1,507	1,475
Goodwill	718	716
Restricted assets held by special purpose entities	1,258	1,258
Other assets	700	713

	$9,755	$10,285

LIABILITIES AND EQUITY
Accounts payable	$560	$563
Accrued expenses	392	534
Notes payable and current maturities of long-term debt	85	79

Current liabilities	1,037	1,176

Long-term debt	1,849	1,816
Non-recourse liabilities held by special purpose entities	1,112	1,112
Deferred income taxes	1,353	1,348
Other long-term obligations	745	734

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2014 – 167,763,627 (2013 – 174,443,439)	2	2
Additional paid-in capital	2,897	3,172
Retained earnings	761	950
Accumulated other comprehensive loss	(160)	(180)

Total shareholders’ equity	3,500	3,944
Non-controlling interests	159	155

Total equity	3,659	4,099

	$9,755	$10,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$31	$12
Discontinued operations	0	(13)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	93	97
Deferred income taxes	7	(12)
Pension income (excluding settlements and curtailments)	(30)	(20)
Impairment of long-lived assets	13	11
Appreciation in cash surrender value insurance policies	(6)	(11)
Changes in working capital, excluding the effects of acquisitions and dispositions	(213)	(182)
Payment of alternative minimum taxes – forestlands sale	(98)	0
Other, net	(4)	8

Net cash used in operating activities from continuing operations	(207)	(110)
Discontinued operations	(1)	23

Net cash used in operating activities	(208)	(87)

Cash flows from investing activities:
Capital expenditures	(66)	(115)
Proceeds from dispositions of assets	3	5
Other	3	(3)
Discontinued operations	0	1

Net cash used in investing activities	(60)	(112)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	50	7
Repayment of long-term debt	(20)	(24)
Changes in notes payable and other short-term borrowings, net	3	11
Changes in bank overdrafts	14	(22)
Dividends paid (including special dividend of $175 million paid in March 2014)	(218)	(44)
Stock repurchases	(305)	0
Proceeds from exercises of stock options	13	28
Other	3	1

Net cash used in financing activities	(460)	(43)

Effect of exchange rate changes on cash	3	(4)

Decrease in cash and cash equivalents	(725)	(246)

Cash and cash equivalents:
At beginning of period	1,057	663

At end of period	$332	$417

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Certain information and footnote disclosures normally included in annual consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2.	New accounting guidance

In January 2014, the company adopted new guidance regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. The impact of adoption did not have an effect on the company’s consolidated financial statements.

In January 2014, the company adopted new accounting guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The impact of adoption did not have an effect on the company’s consolidated financial statements.

During the three months ended March 31, 2014, there were no other new accounting standards issued by the Financial Accounting Standards Board (“FASB”) that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at March 31, 2014 and December 31, 2013, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013.

In millions	March 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$11	$0	$11	$0
Derivatives-liabilities (4)	(9)	0	(9)	0
Cash equivalents	228	228	0	0

Non-recurring fair value measurements:
Long-lived assets held for sale (5)	$2	$0	$0	$2

In millions	December 31, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$2	$0	$2	$0
Derivatives-liabilities (4)	(3)	0	(3)	0
Cash equivalents	943	943	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(4)	Derivative instruments consist of hedge contracts on natural gas, foreign currencies, and interest rate swaps. Natural gas hedge instruments are valued using models with market inputs such as NYMEX natural gas futures contract pricings. Foreign currency forward contracts and interest rate swaps are valued using models with market inputs such as prices of instruments of a similar nature.
(5)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.

Long-lived assets held for sale with a carrying value of $5 million were written down to their estimated fair value of $2 million, resulting in a pre-tax impairment charge attributable to continuing operations of $3 million for the three months ended March 31, 2014. Additionally, long-lived assets held and used with a carrying value of $10 million were written off due to the discontinuance of certain projects. These pre-tax charges are included in selling, general and administrative expenses.

At March 31, 2014, the book value of debt was $1.9 billion and the fair value was estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rates and the stated fixed rates for the company’s long-term debt. The company estimates the fair values of financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

4.	Restructuring charges

In January 2014, the company initiated a margin improvement program, which is expected to be largely completed by the end of 2014. Key elements of the program include implementing a leaner organization design, aligning the corporate infrastructure to the revenue base, reassessing participation within certain business lines and markets and prioritizing capital on the highest return projects. During 2013, the company initiated certain restructuring actions to reduce its overhead related to its global and domestic operations. Restructuring charges incurred during the three months ended March 31, 2014 and 2013 were pursuant to these actions. Cumulative charges included in the results from continuing operations through March 31, 2014 since the inception of the 2014 program were $38 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 are presented below.

Three months ended March 31, 2014

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$1	$0	$1	$1	$3	$4
Home, Health & Beauty	1	4	5	1	0	1	2	4	6
Industrial	1	1	2	0	0	0	1	1	2
All other	0	15	15	0	12	12	0	27	27

Total charges	$2	$23	$25	$2	$12	$14	$4	$35	$39

Three months ended March 31, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	6	0	6	7	0	7	13	0	13
Industrial	1	1	2	6	0	6	7	1	8
All other	0	4	4	0	0	0	0	4	4

Total charges	$8	$6	$14	$13	$0	$13	$21	$6	$27

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2014:

In millions	Employee related
	2014 program	Other actions	Total
Balance at December 31, 2013	$0	$31	$31
Charges	20	1	21
Payments	0	(8)	(8)

Balance at March 31, 2014	$20	$24	$44

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5.	Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2014	December 31, 2013
Raw materials	$186	$168
Production materials, stores and supplies	106	104
Finished and in-process goods	439	414

	$731	$686

Property, plant and equipment is net of accumulated depreciation of:

In millions	March 31, 2014	December 31, 2013
Accumulated depreciation	$4,049	$3,981

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$28	$20	$28	$20
Customer contracts and lists	264	117	264	112
Patents	57	44	57	43
Other – primarily licensing rights	14	9	14	9

	$363	$190	$363	$184

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	March 31, 2014	December 31, 2013
Trademarks and trade names	$95	$95

7.	Financial instruments

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

the hedged item affects earnings. The ineffective portions of cash flow hedges are recognized, as incurred, in earnings. Changes in the fair value of a derivative instrument not designated as a qualifying hedge are recognized in earnings.

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and 2013 are presented below.

	Cash flow hedges				Fair Value Hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest Rate Swaps		Foreign currency derivatives
	2014	2013	2014	2013	2014	2013	2014	2013
(Loss) gain recognized in other comprehensive income (effective portion)	$(1)	$3	$1	$2	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated comprehensive income (effective portion)	$(1)	$(1)	$1	$(3)	$0	$0	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	(1)	0	2	(4)

Total (loss) gain recognized in earnings [2]	$(1)	$(1)	$1	$(3)	$(1)	$0	$2	$(4)

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 are presented below:

	March 31, 2014
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Natural gas hedges	$1	$0	$1	Other current assets
Interest rate swaps	7	0	7	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	4	(1)	3	Other current assets

Total assets	$12	$(1)	$11

Liabilities
Derivatives designated as hedges:
Foreign currency hedges	$(1)	$0	$(1)	Accounts payable
Interest rate swaps	(8)	0	(8)	Other long-term obligations

Total liabilities	$(9)	$0	$(9)

Total derivatives			$2

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at March 31, 2014 and December 31, 2013 are presented below.

In MMBTU’s
March 31, 2014	December 31, 2013
8	9

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward hedge agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax gain to be recognized in earnings is $1 million during the next twelve months. As of March 31, 2014, the maximum remaining term of existing hedges was two years. For the three months ended March 31, 2014 and 2013, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at March 31, 2014 and December 31, 2013 are presented below.

In millions	March 31, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – not designated as hedges	$147	$147

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $2 million. As of March 31, 2014, the maximum remaining term of existing hedges was one year. For the three months ended March 31, 2014 and 2013, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at March 31, 2014 and December 31, 2013 are presented below.

In millions	March 31, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – designated as hedges	$86	$76

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. The total notional amount of interest-rate swap instruments was $500 million at March 31, 2014. There were no interest-rate swap agreements outstanding at December 31, 2013. For the three months ended March 31, 2014, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For the three months ended March 31, 2013, there were no interest-rate swap agreements outstanding. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations.

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2014 and 2013 are presented below.

	Three months ended March 31,
In millions	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Service cost – benefits earned during the period	$10	$11	$1	$1
Interest cost on projected benefit obligation	31	32	1	1
Expected return on plan assets	(73)	(72)	0	0
Amortization of prior service cost (income)	1	1	0	0
Amortization of net actuarial loss	1	8	0	0
Curtailments [1]	2	0	0	0

Net periodic benefit (income) cost	$(28)	$(20)	$2	$2

1	For the three months ended March 31, 2014, the company recorded within restructuring charges a curtailment loss of approximately $2 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended March 31, 2014. However, the company expects to contribute $2 million to the funded non-U.S. plans in 2014.

9.	Income per common share

Basic net income per share for all the periods presented has been calculated using the weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards are included in the weighted average shares outstanding, if dilutive. Presented below is the number of potentially dilutive shares not included in the calculation of diluted net income per share because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended March 31,
In millions	2014	2013
Anti-dilutive shares	1	3

10.	Equity

Changes in equity for the three months ended March 31, 2014 and 2013 are as follows:

Three months ended March 31, 2014	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling interests
Balance at December 31, 2013	174.4	$2	$3,172	$950	$(180)	$155	$4,099

Net income	0	0	0	31	0	0	31
Other comprehensive income	0	0	0	0	20	0	20
Dividends declared	0	0	0	(220)	0	0	(220)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Non-controlling interest contribution	0	0	0	0	0	5	5
Stock repurchases	(7.5)	0	(300)	0	0	0	(300)
Share-based employee compensation	0.2	0	10	0	0	0	10
Exercises of stock options	0.7	0	15	0	0	0	15

Balance at March 31, 2014	167.8	$2	$2,897	$761	$(160)	$159	$3,659

During the first quarter of 2014, the company entered into an accelerated stock repurchase program with certain financial institutions and repurchased $300 million of MeadWestvaco’s common stock using proceeds from the recent transaction with Plum Creek Timber Company, Inc. (“Plum Creek”). As a result, approximately 7.5 million shares were retired; however, additional shares are expected to be received by the company at the conclusion of the program no later than June 30, 2014.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended March 31, 2013	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	175.4	$2	$3,234	$288	$(184)	$18	$3,358

Net income	0	0	0	11	0	1	12
Other comprehensive loss	0	0	0	0	(10)	0	(10)
Dividends declared	0	0	0	(44)	0	0	(44)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Share-based employee compensation	0.2	0	4	0	0	0	4
Exercises of stock options	1.3	0	32	0	0	0	32

Balance at March 31, 2013	176.9	$2	$3,270	$255	$(194)	$18	$3,351

Changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013 are as follows:

Three months ended March 31, 2014
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2013	$(60)	$(119)	$(1)	$(180)
Other comprehensive (loss) income before reclassifications	19	0	0	19
Amounts reclassified from accumulated other comprehensive income (loss)	0	1	0	1

Other comprehensive (loss) income, net	19	1	0	20

Balance as of March 31, 2014	$(41)	$(118)	$(1)	$(160)

Three months ended March 31, 2013
In millions
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(22)	0	3	(19)
Amounts reclassified from accumulated other comprehensive income (loss)	0	6	3	9

Other comprehensive (loss) income, net	(22)	6	6	(10)

Balance as of March 31, 2013	$3	$(199)	$2	$(194)

[1]	All amounts are net of tax.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive income (loss)		Affected line item in the consolidated statements of operations
	Three months ended
In millions	March 31, 2014	March 31, 2013
Derivative instruments
Foreign currency cash flow hedges	$(1)	$(1)	Net sales
Natural gas cash flow hedges	1	(3)	Cost of sales

Total before tax	0	(4)
Tax benefit	0	1

Total, net of tax	$0	$(3)

Amortization of pension and other benefit plan items

Prior service (cost) income	$(1)	$(1)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(1)	(8)	Cost of sales and selling, general and administrative expenses

Total before tax	(2)	(9)
Tax benefit	1	3

Total, net of tax	$(1)	$(6)

Total reclassifications for the period, net of tax	$(1)	$(9)

11.	Segment information

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three months ended March 31, 2014 and 2013 are as follows:

Three months ended March 31, 2014	Sales			Segment profit
In millions	External	Inter-segment	Total
Food & Beverage	$756	$7	$763	$55
Home, Health & Beauty	204	1	205	12
Industrial	128	0	128	16
Specialty Chemicals	232	0	232	51
Community Development and Land Management	2	0	2	(3)

Total	$1,322	$8	$1,330	131

Corporate and Other				(85)
Non-controlling interests				0
Intersegment eliminations				0

Consolidated totals				$46

Three months ended March 31, 2013	Sales			Segment profit
In millions	External	Inter-segment	Total
Food & Beverage	$760	$1	$761	$40
Home, Health & Beauty	188	0	188	3
Industrial	132	0	132	11
Specialty Chemicals	226	0	226	49
Community Development and Land Management	5	0	5	(4)

Total	$1,311	$1	$1,312	99

Corporate and Other				(107)
Non-controlling interests				1
Intersegment eliminations				0

Consolidated totals				$(7)

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2014, MeadWestvaco had recorded liabilities of approximately $3 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2014, there were about 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2014, the company had recorded litigation liabilities of approximately $27 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13.	Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2014 and 2013:

In millions	Three months ended March 31,
	2014	2013
Interest income (1)	$13	$2
Foreign currency exchange losses	(2)	(3)
Other	2	5

	$13	$4

(1)	Interest income for the three months ended March 31, 2014 includes $11 million related to a long-term note receivable from the 2013 transaction with Plum Creek.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

14.	Dispositions

On April 8, 2014, the company entered into a definitive agreement to sell its beauty and personal care folding carton packaging business in Europe. The transaction is expected to close during the second quarter of 2014 and an estimated pre-tax loss of $12 million is expected to be recorded at that time.

On December 6, 2013, the company completed the sale of its U.S. forestlands and related assets to Plum Creek. The company received total consideration of $934 million, of which approximately $74 million was paid in cash and $860 million was in the form of a ten-year term installment note. The results of the forestry and certain minerals-related businesses are reported in discontinued operations in the consolidated financial statements. These businesses were previously reported within the Community Development and Land Management segment.

There were no discontinued operations reported in the consolidated statement of operations for the three months ended March 31, 2014. The following table shows the major categories for discontinued operations in the consolidated statement of operations for the three months ended March 31, 2013:

In millions, except per share amounts	Three months ended March 31, 2013
Net sales	$33

Cost of sales	14
Selling, general and administrative expenses	0
Interest expense	1
Other income, net	0

Income before income taxes	18

Income tax provision	5

Net income	$13

Net income per share
Basic	$0.07
Diluted	$0.07

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheets at March 31, 2014 and December 31, 2013.

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

For the three months ended March 31, 2014 and 2013, the effective tax rates, including discrete items, attributable to continuing operations were as follows:

	Three months ended March 31,
	2014	2013
Effective tax rate provision (benefit)	33%	(86%)

The differences in the effective tax rates for the three months ended March 31, 2014 and 2013 compared to statutory rates are primarily due to discrete items, as well as from the mix and levels between domestic and foreign earnings. For the three months ended March 31, 2013, the discrete items include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013. In addition, for the three months ended March 31, 2013, approximately $5 million of income taxes have been allocated to discontinued operations pursuant to the sale of the company’s U.S. forestlands and related assets in the fourth quarter of 2013.

During the three months ended March 31, 2014, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2014, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) generated increased sales and earnings across all packaging businesses compared to 2013 as the company’s end-market participation strategies delivered market share gains with top customers along with increased sales of innovative new products. Year-over-year pricing and product mix improvement, particularly in targeted paperboard end-markets within the Food and Beverage segment and corrugated packaging markets within the Industrial segment, contributed 3% to overall sales growth in 2014. Volumes also increased compared in 2013 driven by the rebound in the North American lawn and garden market and strong growth in the fragrance and healthcare dispensing systems markets. Continued growth in targeted specialty chemicals markets also contributed to the year-over-year increase in sales. These improvements were partially offset by unfavorable foreign currency exchange, particularly from the Brazilian Real, compared to 2013.

For the three months ended March 31, 2014, income from continuing operations before income taxes was $46 million and included pre-tax restructuring charges of $39 million and pre-tax income of $27 million related to an insurance settlement regarding litigation claims. For the three months ended March 31, 2013, a loss from continuing operations before income taxes of $7 million was reported and included pre-tax restructuring charges of $27 million. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted to exclude the special items noted above increased 24% to $191 million, or 14% of sales, in the first quarter of 2014 compared to $154 million, or 12% of sales, in the first quarter of 2013. Pricing and product mix as well as productivity improvements across the packaging businesses drove the increase in EBITDA and expanded EBITDA margins on a year-over-year basis. These improvements were partially offset by $25 million of adverse impacts in 2014 from severe winter weather in the southeastern region of the U.S. Refer to the “Use of Non-GAAP Measures” section herein for further information regarding the operational measures of both consolidated and segment-level EBITDA and EBITDA Margins.

For the three months ended March 31, 2014 income from continuing operations attributable to the company was $31 million, or $0.18 per share, compared to a loss of $2 million, or $0.01 per share, for the three months ended March 31, 2013. The results from continuing operations attributable to the company for the three months ended March 31, 2014 include after-tax restructuring charges of $25 million, or $0.15 per share, and income from an after-tax insurance settlement regarding litigation claims of $17 million, or $0.10 per share. The results from continuing operations attributable to the company for the three months ended March 31, 2013 include after-tax restructuring charges of $18 million, or $0.10 per share.

During the first quarter of 2014, the company entered into an accelerated stock repurchase program with certain financial institutions and repurchased $300 million of MeadWestvaco’s common stock using proceeds from the transaction with Plum Creek. As a result, approximately 7.5 million shares were retired; however, additional shares are expected to be received by the company at the conclusion of the program no later than June 30, 2014.

In addition, during the first quarter of 2014, the company paid a special dividend of $1.00 per share using proceeds from the recent transaction with Plum Creek.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

OUTLOOK

For the second quarter of 2014, earnings excluding special items are expected to be well above last year. While the company anticipates negative impacts from the cost of raw materials and currency weaknesses, the principal factors driving the expected improvement are:

•	Increases in consumer and industrial packaging volumes, including paperboard and plastic dispensing solutions across major end-markets;

•	Benefits from ongoing value-based pricing initiatives across all packaging businesses;

•	Productivity improvements and continued positive operating leverage from increased plant utilization rates; and

•	Benefits from continuing cost reduction efforts.

Savings associated with the previously announced margin improvement program were $9 million for the three months ended March 31, 2014. The company expects to achieve its target of $75 million of savings in 2014.

On April 8, 2014, the company entered into a definitive agreement to sell the beauty and personal care folding carton business in Europe. The transaction is expected to close in the second quarter of 2014 and an estimated pre-tax loss of $12 million is expected to be recorded at that time.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2014 and 2013 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended March 31,
	2014	2013
Net sales	$1,322	$1,311

Cost of sales	1,075	1,115
Selling, general and administrative expenses	161	168
Interest expense	53	39
Other income, net	(13)	(4)

Income (loss) from continuing operations before income taxes	46	(7)
Income tax provision (benefit)	15	(6)

Income (loss) from continuing operations	31	(1)
Income from discontinued operations, net of income taxes	0	13

Net income	31	12
Less: Net income attributable to non-controlling interests, net of income taxes	0	1

Net income attributable to the company	$31	$11

Income (loss) from continuing operations attributable to the company	$31	$(2)

Net income per share attributable to the company – basic:
Income (loss) from continuing operations	$0.18	$(0.01)
Income from discontinued operations	0.00	0.07

Net income attributable to the company	$0.18	$0.06

Net income per share attributable to the company – diluted:
Income (loss) from continuing operations	$0.18	$(0.01)
Income from discontinued operations	0.00	0.07

Net income attributable to the company	$0.18	$0.06

Shares used to compute net income per share attributable to the company:
Basic	170.7	176.4
Diluted	173.5	176.4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales increased 1% to $1.32 billion for the three months ended March 31, 2014 compared to $1.31 billion for the three months ended March 31, 2013 despite the impact from unfavorable foreign currency exchange, particularly from the Brazilian Real. Sales increased in 2014 primarily due to increased volumes within the Home, Health & Beauty segment driven by the rebound in the North American lawn and garden market and strong growth in the fragrance markets. In the Food & Beverage segment improved pricing and product mix as well as volume growth in beverage and aseptic liquid packaging and food service paperboard drove increased sales year-over-year. Within the Industrial segment sales declined year-over-year due to unfavorable foreign currency exchange which was partially offset by improved pricing from initiatives aimed to offset inflation. The Specialty Chemicals segment achieved increased sales in 2014 driven by volume growth and pricing and product mix improvements from gains in higher value pine chemicals end markets of adhesives, asphalt, oilfield services and carbon technologies.

Cost of sales (“COS”) was $1.08 billion for the three months ended March 31, 2014 compared to $1.12 billion for the three months ended March 31, 2013. The decrease in COS was primarily driven by improved productivity and lower year-over-year restructuring costs of $17 million, as noted below, compared to 2013.

Selling, general and administrative expenses (“SG&A”) were $161 million for the three months ended March 31, 2014 compared to $168 million for the three months ended March 31, 2013. The decrease in SG&A for 2014 was primarily driven by $27 million related to a favorable insurance settlement regarding litigation claims and savings from cost reduction initiatives compared to 2013. These benefits were partially offset by higher year-over-year restructuring charges of $29 million, as noted below.

In January 2014, the company initiated a margin improvement program designed to achieve a leaner organization, align the corporate infrastructure to the revenue base and reassess participation within certain business lines and markets. During 2013, the company initiated certain restructuring actions to reduce its overhead related to its global and domestic operations. Restructuring charges incurred during the three months ended March 31, 2014 and 2013 were pursuant to these actions. Cumulative charges included in the results from continuing operations through March 31, 2014 since the inception of the 2014 program were $38 million.

Restructuring charges attributable to individual segments and by nature of cost, as well as COS and SG&A classification in the consolidated statements of operations for the three months ended March 31, 2014 and 2013 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended March 31, 2014

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$1	$0	$1	$1	$3	$4
Home, Health & Beauty	1	4	5	1	0	1	2	4	6
Industrial	1	1	2	0	0	0	1	1	2
All other	0	15	15	0	12	12	0	27	27

Total charges	$2	$23	$25	$2	$12	$14	$4	$35	$39

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended March 31, 2013

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$1	$2	$0	$0	$0	$1	$1	$2
Home, Health & Beauty	6	0	6	7	0	7	13	0	13
Industrial	1	1	2	6	0	6	7	1	8
All other	0	4	4	0	0	0	0	4	4

Total charges	$8	$6	$14	$13	$0	$13	$21	$6	$27

Pension income, excluding settlements and curtailments, was $30 million and $20 million for the three months ended March 31, 2014 and 2013, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

Other income, net is comprised of the following for the three months ended March 31, 2014 and 2013:

In millions	Three months ended March 31,
	2014	2013
Interest income (1)	$13	$2
Foreign currency exchange losses	(2)	(3)
Other	2	5

	$13	$4

(1)	Interest income for the three months ended March 31, 2014 includes $11 million related to a long-term note receivable from the 2013 transaction with Plum Creek.

Interest expense from continuing operations was $53 million for the three months ended March 31, 2014 and was comprised of $33 million related to bond and bank debt, $11 million related to long-term obligations non-recourse to the company, $6 million related to borrowings on insurance policies and $3 million related to other items. Interest expense from continuing operations was $39 million for the three months ended March 31, 2013 and was comprised of $30 million related to bond and bank debt, $6 million related to borrowings on insurance policies and $3 million related to other items.

For the three months ended March 31, 2014, the effective tax rate attributable to continuing operations was approximately 33%. For the three months ended March 31, 2013, the effective tax rate benefit attributable to continuing operations was approximately 86%. The differences in the effective tax rates for the three months ended March 31, 2014 and 2013 compared to statutory rates are primarily due to discrete items, as well as from the mix and levels between domestic and foreign earnings. For the three months ended March 31, 2013, the discrete items include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013. In addition, for the three months ended March 31, 2013, approximately $5 million of income taxes have been allocated to discontinued operations pursuant to the sale of the company’s U.S. forestlands and related assets in the fourth quarter of 2013.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Refer to Note 11 of Notes to Consolidated Financial Statements for a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

Food & Beverage

In millions	Three months ended March 31,
	2014	2013
Sales	$763	$761
Profit (1)	55	40

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Food & Beverage segment were $763 million and $761 million for the three months ended March 31, 2014 and 2013, respectively. Sales increased in 2014 primarily due to improved pricing and product mix across all targeted paperboard end-markets as the segment continues to drive price according to the value that is delivered to customers. Furthermore, volumes grew year-over-year in the aseptic liquid and food service packaging markets as well as within the global beverage market where strong machinery placements continue to play a key role in the overall growth strategy. These benefits were partially offset by lower overall sales of global tobacco and retail food packaging due to customer inventory rebalancing as well as unfavorable foreign currency exchange compared to 2013.

Profit for the Food & Beverage segment was $55 million and $40 million for the three months ended March 31, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $22 million from favorable pricing and product mix, $19 million from favorable productivity and $2 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $25 million of costs related to severe winter weather disruptions in the southeastern region of the U.S. and $3 million from net inflation compared to 2013. EBITDA increased 15% to $109 million for the three months ended March 31, 2014 compared to $95 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Home, Health & Beauty

In millions	Three months ended March 31,
	2014	2013
Sales	$205	$188
Profit (1)	12	3

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Home, Health & Beauty segment were $205 million and $188 million for the three months ended March 31, 2014 and 2013, respectively. Sales increased in 2014 primarily due to the rebound in the North American lawn and garden market which drove volume growth in home and garden dispensing solutions as well as with volume gains with new innovative and higher-value products across the segments product lines and end markets, particularly in the healthcare dispensing and fragrance markets, compared to 2013. Within the healthcare packaging market, volume growth in 2014 was driven by continued gains in medical dispensers as well as in adherence packaging with the transition to Shellpak Renew®. These benefits were partially offset by lower volumes in 2014 from the beauty and personal care folding carton packaging business in Europe and the exit of the folding carton operations in Brazil in 2013. On April 8, 2014, the company entered into a definitive agreement to sell its beauty and personal care folding carton packaging business in Europe. The transaction is expected to close during the second quarter of 2014.

Profit for the Home, Health & Beauty segment was $12 million and $3 million for the three months ended March 31, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $8 million from favorable productivity (including $2 million unfavorable impact associated with the beauty and personal care folding carton business in Europe), $3 million from higher volumes and $2 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $3 million from inflation and $1 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers compared to 2013. EBITDA increased 45% to $29 million for the three months ended March 31, 2014 compared to $20 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Industrial

In millions	Three months ended March 31,
	2014	2013
Sales	$128	$132
Profit (1)	16	11

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Industrial segment were $128 million and $132 million for the three months ended March 31, 2014 and 2013, respectively. In 2014, the decrease in sales was driven by unfavorable foreign currency exchange which was

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

partially offset by improved pricing and product mix from initiatives aimed to offset inflation compared to 2013. Volumes were flat year-over-year as increased sales of high-quality paper in Brazil were offset by lower overall volumes of corrugated solutions.

Profit for the Industrial segment was $16 million and $11 million for the three months ended March 31, 2014 and 2013, respectively. Profit in 2014 benefited $18 million from favorable pricing and product mix and $2 million from favorable productivity compared to 2013. These benefits were partially offset by $8 million of inflation and $7 million from unfavorable foreign currency exchange and other items compared to 2013. EBITDA increased 24% to $26 million for the three months ended March 31, 2014 compared to $21 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Specialty Chemicals

In millions	Three months ended March 31,
	2014	2013
Sales	$232	$226
Profit (1)	51	49

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Specialty Chemicals segment were $232 million and $226 million for the three months ended March 31, 2014 and 2013, respectively. This increase in sales in 2014 was driven by volume growth and pricing and product mix improvements from gains in higher value strategic markets for oilfield services, asphalt, adhesives and carbon technologies compared to 2013. These gains were partially offset by unfavorable foreign currency exchange compared to 2013.

Profit for the Specialty Chemicals segment was $51 million and $49 million for the three months ended March 31, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $2 million from higher volumes, $2 million from favorable pricing and product mix and $1 million from favorable productivity compared to 2013. These benefits were partially offset by $2 million of inflation and $1 million of unfavorable foreign currency exchange compared to 2013. EBITDA increased 2% to $59 million for the three months ended March 31, 2014 compared to $58 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Community Development and Land Management

In millions	Three months ended March 31,
	2014	2013(2)
Sales	$2	$5
Loss (1)	(3)	(4)

(1)	Loss is measured as results before restructuring charges, pension income, interest expense and income and income taxes.
(2)	Results for 2013 have been recast to exclude the discontinued operations of the forestry and certain minerals-related businesses.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Sales for the Community Development and Land Management segment were $2 million for the three months ended March 31, 2014 compared to $5 million for the three months ended March 31, 2013. Segment loss for the three months ended March 31, 2014 was $3 million compared to $4 million for the three months ended March 31, 2013.

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

Cash and cash equivalents totaled $332 million at March 31, 2014, of which 48% was held in the U.S. with the remaining portions of 32% in Europe, 16% in Brazil and 4% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with 50% of its cash equivalents invested in U.S. government securities. Of the company’s cash and cash equivalents, approximately 34% were invested in U.S. government securities at March 31, 2014.

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

Operating activities

Cash used in operating activities from continuing operations was $207 million for the three months ended March 31, 2014 compared to $110 million for the three months ended March 31, 2013, primarily reflecting a non-recurring alternative minimum tax payment of $98 million as a result of the sale of forestlands in the fourth quarter of 2013, as well as higher working capital levels including increased inventories from strong production in March 2014 in response to customer demand. Cash used in operating activities from discontinued operations was $1 million for the three months ended March 31, 2014 compared to cash provided by operating activities from discontinued operations of $23 million for the three months ended March 31, 2013.

Investing activities

Cash used in investing activities from continuing operations was $60 million for the three months ended March 31, 2014 compared to $112 million for the three months ended March 31, 2013. The year-over-year decrease was primarily due to lower overall investment spending primarily related to the biomass boiler at the company’s paperboard mill in Covington, VA which was completed in the fourth quarter of 2013.

Cash used in investing activities from continuing operations for the three months ended March 31, 2014 was driven by capital expenditures of $66 million, partially offset by proceeds from dispositions of assets of $3 million and other sources of funds of $3 million. Cash used in investing activities from continuing operations for the three months ended March 31, 2013 was driven by capital expenditures of $115 million and other uses of funds of $3 million, partially offset by proceeds from dispositions of assets of $5 million. Cash provided by investing activities from discontinued operations was $1 million for the three months ended March 31, 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Capital spending in 2014 is expected to be about $350 million driven primarily by certain productivity initiatives, maintenance capital and environmental compliance.

Financing activities

Cash used in financing activities from continuing operations was $460 million for the three months ended March 31, 2014 compared to $43 million for the three months ended March 31, 2013. The year-over-year increase in cash used in financing activities from continuing operations was primarily driven by the return to shareholders, through stock repurchases and dividends, of the proceeds from the company’s sale of its U.S. forestlands and related assets to Plum Creek during the fourth quarter of 2013.

Cash used in financing activities from continuing operations for the three months ended March 31, 2014 was driven by stock repurchases of $305 million (including $300 million pursuant to an accelerated share repurchase program), dividend payments of $218 million (including a special dividend of $175 million), and repayment of long-term debt of $20 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2014 included proceeds from credit facility borrowings of $50 million, proceeds from exercises of employee stock options of $13 million, net changes in bank overdrafts of $14 million, proceeds from notes payable and other short-term borrowings of $3 million and other sources of funds of $3 million.

Cash used in financing activities from continuing operations for the three months ended March 31, 2013 was driven by a dividend payment of $44 million, repayment of long-term debt of $24 million and net changes in bank overdrafts of $22 million. Cash provided by financing activities from continuing operations for the three months ended March 31, 2013 included proceeds from exercises of employee stock options of $28 million, proceeds from notes payable and other short-term borrowings of $11 million, proceeds from the issuance of long-term debt of $7 million and other sources of funds of $1 million.

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The credit facility is scheduled to expire on January 30, 2017. The principal purpose of the credit facility is to obtain funds for general corporate purposes. The company borrowed $50 million on March 18, 2014 from this credit facility bearing interest at a rate of 1.335% and subsequently repaid the borrowings on April 22, 2014. The credit facility’s agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of March 31, 2014.

The effects of foreign currency exchange rate changes on cash and cash equivalents had a favorable impact of $3 million for the three months ended March 31, 2014 compared to an unfavorable impact of $4 million for the three months ended March 31, 2013.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 36% at March 31, 2014 and 32% at December 31, 2013.

On April 28, 2014, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on June 2, 2014, to shareholders of record at the close of business on May 8, 2014.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $40 million and $75 million in environmental capital expenditures in 2014 and 2015, respectively. Approximately $32 million was spent on environmental capital projects in 2013. Included in the 2014 and 2015 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $10 million to $30 million over the period of 2014 through 2015.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2014, MeadWestvaco had recorded liabilities of approximately $3 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2014, there were about 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2014, the company had recorded litigation liabilities of approximately $27 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2013. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING GUIDANCE

In January 2014, the company adopted new guidance regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. The impact of adoption did not have an effect on the company’s consolidated financial statements.

In January 2014, the company adopted new accounting guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, unless certain exceptions are met. The impact of adoption did not have an effect on the company’s consolidated financial statements.

During the three months ended March 31, 2014, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

USE OF NON-GAAP MEASURES

The company has presented the operational measures of consolidated and segment-level EBITDA and EBITDA Margins (excluding special items) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP as shown below. The company believes these non-GAAP operational measures provide investors, potential investors, securities analysts and others with useful information to evaluate the operating performance of the business.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Set forth below is a reconciliation of the operational measures of both consolidated and segment-level EBITDA and EBITDA Margins (excluding special items) to the most directly comparable GAAP measures, net sales, net income and segment profit.

Consolidated EBITDA, as adjusted and EBITDA Margins, as adjusted

	Three Months Ended March 31,
($ in millions)	2014	2013
Net income	$31	$12
Add:
Restructuring charges	39	27
Depreciation, depletion, and amortization	93	97
Interest expense	53	39
Income tax provision	15	—
Deduct:
Insurance settlements	(27)	—
Interest income	(13)	(2)
Income tax benefit	—	(6)
Income from discontinued operations	—	(13)

EBITDA, as adjusted	$191	$154

Net sales	$1,322	1,311
EBITDA Margin	14.4%	11.7%

Segment EBITDA and EBITDA Margins

($ in millions)	Sales	Segment Profit	Depreciation, depletion and amortization	EBITDA	EBITDA Margins
Three Months Ended March 31, 2014
Food & Beverage	$763	$55	$54	$109	14.3%
Home, Health & Beauty	205	12	17	29	14.1%
Industrial	128	16	10	26	20.3%
Specialty Chemicals	232	51	8	59	25.4%
Community Development and Land Management	2	(3)	—	(3)	NM

Three Months Ended March 31, 2013
Food & Beverage	$761	$40	55	$95	12.5%
Home, Health & Beauty	188	3	17	20	10.6%
Industrial	132	11	10	21	15.9%
Specialty Chemicals	226	49	9	58	25.7%
Community Development and Land Management	5	(4)	—	(4)	NM

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of each company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied for the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions; competitive pricing for the company’s products; impact from unpredictable costs of energy and raw materials, including wood fiber and other input costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to maximize the value of its development land holdings; adverse results in current or future litigation; currency movements; volatility and further deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2013. There was no material change in the company’s exposure to market risk from December 31, 2013 to March 31, 2014.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2014, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended March 31, 2014, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS

During the three months ended March 31, 2014, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock shares repurchased by the company during the three months ended March 31, 2014 are as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
January 1, 2014 – January 31, 2014	—	—	—	4,417,154
February 1, 2014 – February 28, 2014	7,458,322	$34.19	7,458,322	4,417,154
March 1, 2014 – March 31, 2014	—	—	—	4,417,154

	7,458,322	$34.19	7,458,322

[1]	On January 28, 2013, the company’s Board of Directors authorized a stock repurchase plan of 5 million shares. Any purchases made under this plan are made opportunistically. There were no stock purchases related to this program in the first quarter of 2014. The number of shares available under this program at March 31, 2014 was 4,417,154 shares. This program will expire upon the purchase of the remaining available shares.

On January 27, 2014 the company’s Board of Directors approved approximately $394 million of share repurchases to be comprised of $300 million under an accelerated share repurchase program and $94 million pursuant to open market repurchases. There were no stock purchases related to the $94 million open market repurchases program in the first quarter of 2014; however, the company expects purchases made under this program to be largely completed by the end of 2014.

The company entered into the accelerated share repurchase program with certain financial institutions in February 2014 to purchase $300 million of MeadWestvaco’s common stock. The company purchased for $300 million a number of its shares to be determined based on the volume weighted average price (“VWAP”) of its common stock during a specified period of time, subject to certain provisions that establish minimum and maximum number of shares that may be purchased. On February 7, 2014, 7,458,322 shares were repurchased and retired, representing 85% of the total shares owed to the company based on a per share price of $34.19. At the conclusion of the program, which will be no later than June 30, 2014, the company is expected to receive additional shares.

The above table excludes both the accelerated share repurchase program and the $94 million open market repurchases program from the “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs” as the final maximum shares to be purchased under these programs are unknown until completion; however, the amount to be repurchased will not exceed the previously approved dollar amounts.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

10.50	Summary of MeadWestvaco Corporation 2014 Annual Incentive Plan

10.51	Summary of MeadWestvaco Corporation 2014 Long-Term Incentive Plan

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

May 6, 2014	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer