Form 10-Q
period 2014-06-30
MEADWESTVACO Corp
filed 2014-08-07
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER 001-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware
(State of incorporation)	501 South 5th Street
Richmond, Virginia 23219-0501
31-1797999	Telephone 804-444-1000
(I.R.S. Employer Identification No.)	(Address and telephone number of registrant’s principal executive offices)

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

At July 25, 2014, there were 168,481,998 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,467	$1,390	$2,789	$2,701

Cost of sales	1,149	1,153	2,224	2,268
Selling, general and administrative expenses	160	159	321	327
Interest expense	53	39	106	78
Other income, net	(1)	(7)	(14)	(11)

Income from continuing operations before income taxes	106	46	152	39
Income tax provision (benefit)	33	(3)	48	(9)

Income from continuing operations	73	49	104	48
Income from discontinued operations, net of income taxes	0	19	0	32

Net income	73	68	104	80
Less: Net loss attributable to non-controlling interests, net of income taxes	0	(3)	0	(2)

Net income attributable to the company	$73	$71	$104	$82

Income from continuing operations attributable to the company	$73	$52	$104	$50

Net income per share attributable to the company – basic:
Income from continuing operations	$0.44	$0.29	$0.62	$0.28
Income from discontinued operations	0.00	0.11	0.00	0.18

Net income attributable to the company	$0.44	$0.40	$0.62	$0.46

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.43	$0.28	$0.60	$0.28
Income from discontinued operations	0.00	0.11	0.00	0.18

Net income attributable to the company	$0.43	$0.39	$0.60	$0.46

Shares used to compute net income per share attributable to the company:
Basic	168.3	177.5	169.5	177.0
Diluted	171.1	180.3	172.3	179.8

Cash dividends per share [1]	$0.25	$0.25	$1.50	$0.50

[1]	Cash dividends per share for the six months ended June 30, 2014 include a special dividend of $1.00 per share paid on March 3, 2014.

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$73	$68	$104	$80

Other comprehensive income (loss), net of tax:
Foreign currency translation	14	(68)	33	(90)
Adjustments related to pension and other benefit plans	1	39	2	45
Net unrealized gain (loss) on derivative instruments	1	(2)	1	4

Other comprehensive income (loss), net of tax	16	(31)	36	(41)

Comprehensive income	89	37	140	39
Less: Comprehensive loss attributable to non-controlling interests	0	(3)	0	(2)

Comprehensive income attributable to the company	$89	$40	$140	$41

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	June 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$339	$1,057
Accounts receivable, net	793	625
Inventories	727	686
Other current assets	113	108

Current assets	1,972	2,476

Property, plant, equipment and forestlands, net	3,639	3,647
Prepaid pension asset	1,533	1,475
Goodwill	715	716
Restricted assets held by special purpose entities	1,258	1,258
Other assets	701	713

	$9,818	$10,285

LIABILITIES AND EQUITY
Accounts payable	$599	$563
Accrued expenses	431	534
Notes payable and current maturities of long-term debt	88	79

Current liabilities	1,118	1,176

Long-term debt	1,787	1,816
Non-recourse liabilities held by special purpose entities	1,112	1,112
Deferred income taxes	1,357	1,348
Other long-term obligations	754	734

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2014 – 168,367,682 (2013 – 174,443,439)	2	2
Additional paid-in capital	2,925	3,172
Retained earnings	750	950
Accumulated other comprehensive loss	(144)	(180)

Total shareholders’ equity	3,533	3,944
Non-controlling interests	157	155

Total equity	3,690	4,099

	$9,818	$10,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$104	$80
Discontinued operations	0	(32)
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Depreciation, depletion and amortization	186	193
Deferred income taxes	16	(8)
Loss (gain) on sales of assets, net	14	(3)
Pension income (excluding settlements, curtailments, and termination benefits)	(61)	(44)
Impairment of long-lived assets	13	13
Appreciation in cash surrender value insurance policies	(15)	(14)
Changes in working capital, excluding the effects of acquisitions and dispositions	(216)	(153)
Payment of alternative minimum taxes – forestlands sale	(98)	0
Other, net	1	25

Net cash (used in) provided by operating activities from continuing operations	(56)	57
Discontinued operations	(1)	55

Net cash (used in) provided by operating activities	(57)	112

Cash flows from investing activities:
Capital expenditures	(140)	(229)
Payments for acquired businesses, net of cash acquired	0	(2)
Proceeds from dispositions of assets	17	9
Contributions to joint ventures	(3)	(3)
Other	3	(2)
Discontinued operations	0	(1)

Net cash used in investing activities	(123)	(228)

Cash flows from financing activities:
Repayment of long-term debt	(91)	(48)
Proceeds from the issuance of long-term debt	51	7
Changes in notes payable and other short-term borrowings, net	4	25
Changes in bank overdrafts	14	(21)
Dividends paid (including special dividend of $175 million paid in March 2014)	(260)	(88)
Stock repurchases	(305)	0
Proceeds from exercises of stock options	36	36
Purchase of non-controlling interest	0	(13)
Other	6	2

Net cash used in financing activities	(545)	(100)
Effect of exchange rate changes on cash	7	(16)

Decrease in cash and cash equivalents	(718)	(232)

Cash and cash equivalents:
At beginning of period	1,057	663

At end of period	$339	$431

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

In January 2014, the company adopted new accounting guidance regarding the presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists. The new guidance requires an unrecognized tax benefit be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward, unless certain exceptions are met. The impact of adoption did not have an effect on the company’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding the requirements for reporting discontinued operations. The new guidance requires that a disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The new guidance is effective on a prospective basis for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The company has elected to early adopt the new provisions for disposals or classifications as held for sale in 2014. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

In May 2014, the FASB issued new guidance regarding revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The new guidance is to be applied retrospectively to each reporting period

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

presented or retrospectively with the cumulative effect of initially applying the new guidance at the date of initial application. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

In June 2014, the FASB issued new guidance regarding accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the new guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

During the six months ended June 30, 2014, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at June 30, 2014 and December 31, 2013, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013.

In millions	June 30, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$1	$0	$1	$0
Derivatives-liabilities (4)	0	0	0	0
Cash equivalents	237	237	0	0

Non-recurring fair value measurements:
Long-lived assets held for sale (5)	$2	$0	$0	$2

In millions	December 31, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$2	$0	$2	$0
Derivatives-liabilities (4)	(3)	0	(3)	0
Cash equivalents	943	943	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(4)	Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as New York Mercantile Exchange (“NYMEX”) natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.
(5)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Long-lived assets held for sale with a carrying value of $5 million were written down to their estimated fair value of $2 million, resulting in pre-tax impairment charges attributable to continuing operations of $3 million for the six months ended June 30, 2014. Additionally, long-lived assets held and used with a carrying value of $10 million were written off for the six months ended June 30, 2014 due to the discontinuance of certain projects. These pre-tax charges are included in selling, general and administrative expenses.

At June 30, 2014, the book value of debt was $1.8 billion and the fair value was estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of these financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4.	Restructuring charges

In January 2014, the company initiated a margin improvement program, which is expected to be largely completed by the end of 2014. Key elements of the program include implementing a leaner organization design, aligning the corporate infrastructure to the revenue base, reassessing participation within certain business lines and markets and prioritizing capital on the highest return projects. During 2013, the company initiated certain restructuring actions to reduce its overhead across its global operations. Restructuring charges incurred during the three and six months ended June 30, 2014 and 2013 were pursuant to these actions. Cumulative charges included in the results from continuing operations through June 30, 2014 since the inception of the 2014 program were $41 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and Other income, net classification in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are presented below.

Three months ended June 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$0	$1	$1	$0	$0	$1	$1	$0	$1	$1	$2
Home, Health & Beauty	0	1	1	1	0	13	14	1	1	13	15
Industrial	0	1	1	0	0	0	0	0	1	0	1

Total charges	$0	$3	$3	$1	$0	$14	$15	$1	$3	$14	$18

Three months ended June 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$(1)	$2	$1	$0	$0	$0	$(1)	$2	$1
Home, Health & Beauty	(1)	1	0	(2)	0	(2)	(3)	1	(2)
Industrial	1	0	1	(1)	0	(1)	0	0	0
Specialty Chemicals	0	0	0	6	0	6	6	0	6

Total charges	$(1)	$3	$2	$3	$0	$3	$2	$3	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$0	$4	$4	$1	$0	$1	$2	$1	$4	$1	$6
Home, Health & Beauty	1	5	6	2	0	13	15	3	5	13	21
Industrial	1	2	3	0	0	0	0	1	2	0	3
All other	0	15	15	0	12	0	12	0	27	0	27

Total charges	$2	$26	$28	$3	$12	$14	$29	$5	$38	$14	$57

Six months ended June 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$0	$0	$0	$0	$3	$3
Home, Health & Beauty	5	1	6	5	0	5	10	1	11
Industrial	2	1	3	5	0	5	7	1	8
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	0	0	0	4	4

Total charges	$7	$9	$16	$16	$0	$16	$23	$9	$32

Activity in the restructuring reserve balances was as follows for the six months ended June 30, 2014:

In millions	Employee related
	2014 program	Other actions	Total
Balance at December 31, 2013	$0	$31	$31
Charges	23	1	24
Payments	(17)	(10)	(27)

Balance at June 30, 2014	$6	$22	$28

5.	Inventories and property, plant and equipment

Inventories consist of:

In millions	June 30, 2014	December 31, 2013
Raw materials	$197	$168
Production materials, stores and supplies	109	104
Finished and in-process goods	421	414

	$727	$686

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the three months ended June 30, 2013, cost of sales includes charges of $10 million primarily related to write-offs of inventories overstated in the fourth quarter of 2012 and first quarter of 2013 following a system implementation at the company’s paperboard mill in Covington, Virginia. The aforementioned adjustments were deemed to be immaterial to the company’s consolidated financial statements for the first and second quarters of 2013 and the fourth quarter of 2012.

Property, plant and equipment is net of accumulated depreciation of:

In millions	June 30, 2014	December 31, 2013
Accumulated depreciation	$4,073	$3,981

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	June 30, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$28	$21	$28	$20
Customer contracts and lists	264	121	264	112
Patents	57	44	57	43
Other – primarily licensing rights	14	10	14	9

	$363	$196	$363	$184

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	June 30, 2014	December 31, 2013
Trademarks and trade names	$95	$95

7.	Financial instruments

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 is presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2014	2013	2014	2013	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (effective portion)	$1	$(2)	$0	$(2)	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated comprehensive loss (effective portion)	$(1)	$0	$0	$0	$0	$0	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	5	0	(4)	6

Total (loss) gain recognized in earnings[2]	$(1)	$0	$0	$0	$5	$0	$(4)	$6

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 is presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2014	2013	2014	2013	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (effective portion)	$0	$1	$1	$0	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated comprehensive loss (effective portion)	$(2)	$(1)	$1	$(3)	$0	$0	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	4	0	(2)	2

Total (loss) gain recognized in earnings[2]	$(2)	$(1)	$1	$(3)	$4	$0	$(2)	$2

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The fair values and the effect of derivative instruments on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 are presented below:

	June 30, 2014
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Natural gas hedges	$1	$0	$1	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	1	(1)	0	Other current assets

Total assets	$2	$(1)	$1

Liabilities
Derivatives not designated as hedges:
Foreign currency derivatives	$(1)	$1	$0	Accounts payable

Total liabilities	$(1)	$1	$0

Total derivatives			$1

	December 31, 2013
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives not designated as hedges:
Foreign currency derivatives	2	0	2	Other current assets

Total assets	$2	$0	$2

Liabilities
Derivatives designated as hedges:
Foreign currency hedges	(2)	0	(2)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(1)	0	(1)	Accounts payable

Total liabilities	$(3)	$0	$(3)

Total derivatives			$(1)

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on NYMEX natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at June 30, 2014 and December 31, 2013 are presented below.

In MMBTU’s
June 30, 2014	December 31, 2013
9	9

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The effective portion of unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss; the ineffective portion is charged or credited to earnings. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward hedge agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax gain to be recognized in earnings during the next twelve months is not significant. As of June 30, 2014, the maximum remaining term of existing hedges was two years. For the three and six months ended June 30, 2014 and 2013, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with short-term foreign inter-company loans, foreign currency sales and purchases of its international operations, and foreign sales of its U.S. operations. These contracts are used to hedge the variability of exchange rates on the company’s foreign inter-company loans and cash flows.

The foreign currency forward contracts related to certain inter-company loans are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at June 30, 2014 and December 31, 2013 are presented below.

In millions	June 30, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – not designated as hedges	$141	$147

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is not significant. As of June 30, 2014, the maximum remaining term of existing hedges was one year. For the three and six months ended June 30, 2014 and 2013, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at June 30, 2014 and December 31, 2013 are presented below.

In millions	June 30, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – designated as hedges	$76	$76

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. During the second quarter of 2014, the company terminated its interest-rate swaps on its fixed-rate debt and realized $4 million in net cash proceeds. There were no interest-rate swap agreements outstanding at June 30, 2014 or December 31, 2013. For the three and six months ended June 30, 2014, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For the three and six months ended June 30, 2013, there were no interest-rate swap agreements outstanding. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended June 30, 2014 and 2013 are presented below.

	Three months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Service cost - benefits earned during the period	$11	$10	$1	$1
Interest cost on projected benefit obligation	30	30	2	2
Expected return on plan assets	(73)	(72)	0	0
Amortization of prior service cost (income)	0	1	(1)	(1)
Amortization of net actuarial loss	1	7	0	0
Termination benefits	1	0	0	0
Settlement loss	0	17	0	0

Net periodic benefit (income) cost	$(30)	$(7)	$2	$2

Net periodic benefit (income) cost – continuing operations	$(30)	$(7)	$2	$2

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the six months ended June 30, 2014 and 2013 are presented below.

	Six months ended June 30,
In millions	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Service cost - benefits earned during the period	$21	$21	$2	$2
Interest cost on projected benefit obligation	61	62	3	3
Expected return on plan assets	(146)	(144)	0	0
Amortization of prior service cost (income)	1	2	(1)	(1)
Amortization of net actuarial loss	2	15	0	0
Termination benefits	1	0	0	0
Curtailment loss [1]	2	0	0	0
Settlement loss	0	17	0	0

Net periodic benefit (income) cost	$(58)	$(27)	$4	$4

Net periodic benefit (income) cost – continuing operations	$(58)	$(27)	$4	$4

[1]	For the six months ended June 30, 2014, the company recorded within restructuring charges a curtailment loss of approximately $2 million.

Settlement recognition

In 2013, the company completed a program that allowed vested former employees who terminated service with the company on or before November 30, 2012 the option to receive their pension benefit in a single lump sum which was funded from assets included in the U.S. qualified plans. A pre-tax settlement charge of $17 million was recorded for the three and six months ended June 30, 2013.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three and six months ended June 30, 2014. However, the company expects to contribute $2 million to the funded non-U.S. plans in 2014.

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

In millions	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Anti-dilutive shares	1	1	1	2

10.	Equity

Changes in equity for the three months ended June 30, 2014 and 2013 are as follows:

Three months ended June 30, 2014	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at March 31, 2014	167.8	$2	$2,897	$761	$(160)	$159	$3,659

Net income	0	0	0	73	0	0	73
Other comprehensive income	0	0	0	0	16	0	16
Dividends declared	0	0	0	(84)	0	0	(84)
Non-controlling interests distribution	0	0	0	0	0	(2)	(2)
Stock repurchases	(0.4)	0	(7)	0	0	0	(7)
Share-based employee compensation	0	0	6	0	0	0	6
Exercises of stock options	1.0	0	29	0	0	0	29

Balance at June 30, 2014	168.4	$2	$2,925	$750	$(144)	$157	$3,690

Three months ended June 30, 2013	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at March 31, 2013	176.9	$2	$3,270	$255	$(194)	$18	$3,351

Net income	0	0	0	71	0	(3)	68
Other comprehensive loss	0	0	0	0	(31)	0	(31)
Dividends declared	0	0	0	(89)	0	0	(89)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Share-based employee compensation	0	0	2	0	0	0	2
Exercises of stock options	0.5	0	11	0	0	0	11

Balance at June 30, 2013	177.4	$2	$3,275	$237	$(225)	$9	$3,298

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the six months ended June 30, 2014 and 2013 are as follows:

Six months ended June 30, 2014	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2013	174.4	$2	$3,172	$950	$(180)	$155	$4,099

Net income	0	0	0	104	0	0	104
Other comprehensive income	0	0	0	0	36	0	36
Dividends declared	0	0	0	(304)	0	0	(304)
Non-controlling interests distribution	0	0	0	0	0	(3)	(3)
Non-controlling interest contribution	0	0	0	0	0	5	5
Stock repurchases	(7.9)	0	(307)	0	0	0	(307)
Share-based employee compensation	0.2	0	16	0	0	0	16
Exercises of stock options	1.7	0	44	0	0	0	44

Balance at June 30, 2014	168.4	$2	$2,925	$750	$(144)	$157	$3,690

During the first quarter of 2014, the company entered into an accelerated share repurchase agreement with certain financial institutions and repurchased $300 million of MeadWestvaco’s common stock using proceeds from the sale of its U.S. forestlands and related assets to Plum Creek Timber Company, Inc. (“Plum Creek”) in the fourth quarter of 2013. As a result, during the first quarter of 2014, approximately 7.5 million shares were retired. During the second quarter of 2014, the company retired an additional 0.4 million shares and as a result of the program’s conclusion at the end of the second quarter of 2014, an additional $7 million was paid in July 2014.

Six months ended June 30, 2013	Shareholders’ equity						Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests
Balance at December 31, 2012	175.4	$2	$3,234	$288	$(184)	$18	$3,358

Net income	0	0	0	82	0	(2)	80
Other comprehensive income	0	0	0	0	(41)	0	(41)
Dividends declared	0	0	0	(133)	0	0	(133)
Non-controlling interests distribution	0	0	0	0	0	(2)	(2)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Share-based employee compensation	0.2	0	6	0	0	0	6
Exercises of stock options	1.8	0	43	0	0	0	43

Balance at June 30, 2013	177.4	$2	$3,275	$237	$(225)	$9	$3,298

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in accumulated other comprehensive loss by component for the three months ended June 30, 2014 and 2013 are as follows:

Three months ended June 30, 2014

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of March 31, 2014	$(41)	$(118)	$(1)	$(160)
Other comprehensive (loss) income before reclassifications	14	0	0	14
Amounts reclassified from accumulated other comprehensive loss	0	1	1	2

Other comprehensive (loss) income, net	14	1	1	16

Balance as of June 30, 2014	$(27)	$(117)	$0	$(144)

Three months ended June 30, 2013

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of March 31, 2013	$3	$(199)	$2	$(194)
Other comprehensive (loss) income before reclassifications	(68)	23	(2)	(47)
Amounts reclassified from accumulated other comprehensive loss	0	16	0	16

Other comprehensive (loss) income, net	(68)	39	(2)	(31)

Balance as of June 30, 2013	$(65)	$(160)	$0	$(225)

[1]	All amounts are net of tax.

Changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 and 2013 are as follows:

Six months ended June 30, 2014

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2013	$(60)	$(119)	$(1)	$(180)
Other comprehensive (loss) income before reclassifications	33	0	0	33
Amounts reclassified from accumulated other comprehensive loss	0	2	1	3

Other comprehensive (loss) income, net	33	2	1	36

Balance as of June 30, 2014	$(27)	$(117)	$0	$(144)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2013

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(90)	23	1	(66)
Amounts reclassified from accumulated other comprehensive loss	0	22	3	25

Other comprehensive (loss) income, net	(90)	45	4	(41)

Balance as of June 30, 2013	$(65)	$(160)	$0	$(225)

[1]	All amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss for the three months ended June 30, 2014 and 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Three months ended
In millions	June 30, 2014	June 30, 2013
Derivative instruments
Foreign currency cash flow hedges	$(1)	$0	Net sales

Total before tax	(1)	0
Tax benefit	0	0

Total, net of tax	$(1)	$0

Amortization of pension and other benefit plan items
Net actuarial loss	(1)	(24)	Cost of sales and selling, general and administrative expenses

Total before tax	(1)	(24)
Tax benefit	0	8

Total, net of tax	$(1)	$(16)

Total reclassifications for the period, net of tax	$(2)	$(16)

Reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2014 and 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Six months ended
In millions	June 30, 2014	June 30, 2013
Derivative instruments
Foreign currency cash flow hedges	$(2)	$(1)	Net sales
Natural gas cash flow hedges	1	(3)	Cost of sales

Total before tax	(1)	(4)
Tax benefit	0	1

Total, net of tax	$(1)	$(3)

Amortization of pension and other benefit plan items
Prior service (cost) income	$(1)	$(1)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(2)	(32)	Cost of sales and selling, general and administrative expenses

Total before tax	(3)	(33)
Tax benefit	1	11

Total, net of tax	$(2)	$(22)

Total reclassifications for the period, net of tax	$(3)	$(25)

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

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, including $27 million of income recognized in the six months ended June 30, 2014 related to a favorable insurance settlement regarding litigation claims, gains and losses on certain asset sales and other items.

Segment results for the three and six months ended June 30, 2014 and 2013 are as follows:

Three months ended June 30, 2014	Sales			Segment profit (loss)
In millions	External	Inter-segment	Total
Food & Beverage	$840	$6	$846	$93
Home, Health & Beauty	197	5	202	17
Industrial	142	1	143	17
Specialty Chemicals	285	0	285	69
Community Development and Land Management	3	0	3	(3)

Total	$1,467	$12	$1,479	193

Corporate and Other				(87)
Non-controlling interests				0

Consolidated total				$106

Three months ended June 30, 2013	Sales			Segment profit (loss)
In millions	External	Inter-segment	Total
Food & Beverage	$802	$0	$802	$52
Home, Health & Beauty	188	0	188	8
Industrial	137	1	138	20
Specialty Chemicals	260	0	260	61
Community Development and Land Management	3	0	3	(3)

Total	$1,390	$1	$1,391	138

Corporate and Other				(89)
Non-controlling interests				(3)

Consolidated total				$46

Six months ended June 30, 2014	Sales			Segment profit (loss)
In millions	External	Inter-segment	Total
Food & Beverage	$1,596	$13	$1,609	$148
Home, Health & Beauty	401	6	407	29
Industrial	270	1	271	33
Specialty Chemicals	517	0	517	120
Community Development and Land Management	5	0	5	(6)

Total	$2,789	$20	$2,809	324

Corporate and Other				(172)
Non-controlling interests				0

Consolidated total				$152

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Six months ended June 30, 2013	Sales			Segment profit (loss)
In millions	External	Inter-segment	Total
Food & Beverage	$1,562	$1	$1,563	$92
Home, Health & Beauty	376	0	376	11
Industrial	269	1	270	31
Specialty Chemicals	486	0	486	110
Community Development and Land Management	8	0	8	(7)

Total	$2,701	$2	$2,703	237

Corporate and Other				(196)
Non-controlling interests				(2)

Consolidated total				$39

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2014, there were about 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. Management believes that the company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2014, the company had recorded litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13.	Other income, net

Other income, net is comprised of the following for the three and six months ended June 30, 2014 and 2013:

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income	$14	$2	$27	$4
Foreign currency exchange losses	(2)	0	(4)	(3)
Other[1]	(11)	5	(9)	10

	$1	$7	$14	$11

[1]	For the six months ended June 30, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 was deemed to be immaterial to the company’s consolidated financial statements for the six months ended June 30, 2013 and the fourth quarter of 2012.

14.	Dispositions

On June 1, 2014, the company completed the sale of its beauty and personal care folding carton packaging business in Europe for cash proceeds of $12 million. The sale resulted in a pre-tax loss of $13 million recognized in the three and six months ended June 30, 2014, which is included within Corporate and Other for segment reporting purposes and reported in other income, net within the consolidated statements of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

There were no discontinued operations reported in the consolidated statement of operations for the three and six months ended June 30, 2014. The following table shows the major categories for discontinued operations in the consolidated statement of operations for the three and six months ended June 30, 2013:

In millions, except per share amounts	Three months ended June 30, 2013	Six months ended June 30, 2013
Net sales	$45	$78

Cost of sales	17	31
Selling, general and administrative expenses	(4)	(4)
Interest expense	0	1
Other income, net	0	0

Income before income taxes	32	50

Income tax provision	13	18

Net income	$19	$32

Net income per share
Basic	$0.11	$0.18
Diluted	$0.11	$0.18

There were no assets or liabilities classified as discontinued operations in the consolidated balance sheets at June 30, 2014 and December 31, 2013.

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

15.	Income taxes

For the three and six months ended June 30, 2014 and 2013, the effective tax rates attributable to continuing operations were as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Effective tax rate	31%	(6%)	31%	(24%)

The differences in the effective tax rates for the three and six months ended June 30, 2014 and 2013 compared to statutory rates are primarily from the mix and levels between domestic and foreign earnings as well as discrete items. For the six months ended June 30, 2013, the discrete items include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013. In addition, for the three and six months ended June 30, 2013, approximately $13 million and $18 million, respectively, of income taxes have been allocated to discontinued operations primarily related to the sale of the company’s U.S. forestlands and related assets to Plum Creek in the fourth quarter of 2013.

During the three and six months ended June 30, 2014, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three and six months ended June 30, 2014, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) increased sales across all packaging businesses as the company’s commercial and innovation strategies drove volume growth and improved pricing and product mix compared to 2013. Volume growth in 2014 was driven by gains with higher-value paperboard solutions in targeted food and beverage packaging markets, continued gains in the home and garden, fragrance and healthcare dispensing systems markets and higher paperboard sales in Brazil compared to 2013. Pricing and product mix improvement in 2014, particularly in targeted paperboard and dispensing end-markets within the Food & Beverage and Home, Health & Beauty segments and corrugated packaging markets within the Industrial segment, contributed to overall sales growth compared to 2013. In addition, continued strong performance in higher-value strategic specialty chemicals markets, particularly oilfield, asphalt and carbon technologies, drove the increase in sales compared to 2013. These improvements were partially offset by unfavorable foreign currency exchange compared to 2013, particularly from the Brazilian Real, as well as the disposition of the company’s European beauty and personal care folding carton business on June 1, 2014 and the Brazilian folding carton business in 2013.

For the three months ended June 30, 2014, income from continuing operations before income taxes was $106 million and included pre-tax restructuring and other charges of $19 million. For the three months ended June 30, 2013, income from continuing operations before income taxes was $46 million and included pre-tax restructuring charges of $5 million and a pre-tax pension settlement charge of $17 million. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted to exclude the special items noted above, increased 26% to $257 million, or 17.5% of sales, in the second quarter of 2014 compared to $204 million, or 14.7% of sales, in the second quarter of 2013. EBITDA margin expansion, particularly in the Food & Beverage and Home, Health & Beauty segments, was driven by broad volume growth, favorable pricing and product mix and improved productivity, as well as benefits from the company’s margin improvement program compared to 2013.

For the six months ended June 30, 2014, income from continuing operations before income taxes was $152 million and included pre-tax restructuring and other charges of $58 million and pre-tax income of $27 million related to an insurance settlement regarding litigation claims. For the six months ended June 30, 2013, income from continuing operations before income taxes was $39 million and included pre-tax restructuring charges of $32 million and a pre-tax pension settlement charge of $17 million. EBITDA, adjusted to exclude the special items noted above, increased 25% to $448 million, or 16.1% of sales, in the first half of 2014 compared to $357 million, or 13.2% of sales, in the first half of 2013. EBITDA margin expansion, particularly in the Food & Beverage and Home, Health & Beauty segments, was driven by broad volume growth, favorable pricing and product mix and improved productivity, as well as benefits from the company’s margin improvement program compared to 2013. These improvements were partially offset by $30 million of adverse impacts during the first quarter of 2014 from severe winter weather in the U.S.

Refer to the “Use of Non-GAAP Measures” section herein for further information regarding the operational measures of both consolidated and segment-level EBITDA and EBITDA margins.

For the three months ended June 30, 2014, income from continuing operations attributable to the company was $73 million, or $0.43 per share, compared to $52 million, or $0.28 per share, for the three months ended June 30, 2013. The results from continuing operations attributable to the company for the three months ended June 30, 2014 include after-tax restructuring and other charges of $18 million, or $0.10 per share. The results from continuing operations attributable to the company for the three months ended June 30, 2013 include after-tax restructuring charges of $3 million, or $0.02 per share, an after-tax pension settlement charge of $11 million, or $0.06 per share, and discrete income tax benefits of $15 million, or $0.08 per share.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

For the six months ended June 30, 2014, income from continuing operations attributable to the company was $104 million, or $0.60 per share, compared to $50 million, or $0.28 per share, for the six months ended June 30, 2013. The results from continuing operations attributable to the company for the six months ended June 30, 2014 include after-tax restructuring and other charges of $42 million, or $0.25 per share, and after-tax income of $17 million, or $0.10 per share from an after-tax insurance settlement regarding litigation claims. The results from continuing operations attributable to the company for the six months ended June 30, 2013 include after-tax restructuring charges of $21 million, or $0.12 per share, an after-tax pension settlement charge of $11 million, or $0.06 per share, and discrete income tax benefits of $15 million, or $0.09 per share.

On June 1, 2014, the company completed the sale of its beauty and personal care folding carton packaging business in Europe for cash proceeds of $12 million. The sale resulted in a pre-tax loss of $13 million, which is included within Corporate and Other for segment reporting purposes and reported in other income, net in the consolidated statements of operations. See Note 14 of Notes to Consolidated Financial Statements included in Part I, Item I for further information.

During the second quarter of 2014, the company completed an accelerated share repurchase program which resulted in an additional cash payment of approximately $7 million paid in July 2014. The company retired approximately 7.9 million shares throughout the duration of the program, and returned to shareholders more than $600 million through share repurchases and a special dividend using proceeds received from the sale of forestlands and related assets to Plum Creek in the fourth quarter of 2013.

Savings associated with the previously announced margin improvement program were $30 million for the six months ended June 30, 2014. The company expects to achieve its target of $75 million of savings in 2014.

OUTLOOK

For the third quarter of 2014, earnings excluding special items are expected to be above year-ago levels on a continuing operations basis. The company expects ongoing benefits from its commercial and operational excellence strategies, as well as continued contributions from its growth and productivity investments and cost savings initiatives.

The principal benefits that are expected to drive the company’s improvement in the third quarter of 2014 are:

•	Increases in packaging volumes, especially bleached paperboard and plastic dispensing solutions across major end-markets;

•	Ongoing value-based pricing initiatives across all packaging businesses;

•	Productivity improvements and continued positive operating leverage from increased mill and plant utilization rates; and

•	Continuing cost reduction efforts, including growing benefits from the company’s margin improvement program.

These principal benefits will be partially offset by:

•	Continued soft economic conditions in Brazil;

•	Continued demand challenges in frozen food markets; and

•	Higher costs for freight and wood fiber.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and six months ended June 30, 2014 and 2013 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$1,467	$1,390	$2,789	$2,701

Cost of sales	1,149	1,153	2,224	2,268
Selling, general and administrative expenses	160	159	321	327
Interest expense	53	39	106	78
Other income, net	(1)	(7)	(14)	(11)

Income from continuing operations before income taxes	106	46	152	39
Income tax provision (benefit)	33	(3)	48	(9)

Income from continuing operations	73	49	104	48
Income from discontinued operations, net of income taxes	0	19	0	32

Net income	73	68	104	80
Less: Net loss attributable to non-controlling interests, net of income taxes	0	(3)	0	(2)

Net income attributable to the company	$73	$71	$104	$82

Income from continuing operations attributable to the company	$73	$52	$104	$50

Net income per share attributable to the company – basic:
Income from continuing operations	$0.44	$0.29	$0.62	$0.28
Income from discontinued operations	0.00	0.11	0.00	0.18

Net income attributable to the company	$0.44	$0.40	$0.62	$0.46

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.43	$0.28	$0.60	$0.28
Income from discontinued operations	0.00	0.11	0.00	0.18

Net income attributable to the company	$0.43	$0.39	$0.60	$0.46

Shares used to compute net income per share attributable to the company:
Basic	168.3	177.5	169.5	177.0
Diluted	171.1	180.3	172.3	179.8

Sales increased 6% to $1.47 billion for the three months ended June 30, 2014 compared to $1.39 billion for the three months ended June 30, 2013. Sales increased 3% to $2.79 billion for the six months ended June 30, 2014 compared to $2.70 billion for the six months ended June 30, 2013. The increase in sales for both the three and six months ended June 30, 2014 was due to improved pricing and product mix, as well as volume growth in targeted packaging and specialty chemicals markets compared to 2013. Sales growth in food service and liquid packaging, as well as growth in global beverage drove the improvement within the Food & Beverage segment while continued growth in dispensing systems packaging drove the increase in the Home, Health & Beauty segment. Higher paperboard sales and improved pricing drove sales growth within the Industrial segment and continued gains in higher-value strategic markets, such as oilfield, asphalt and carbon technologies, drove growth in the Specialty Chemicals segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Cost of sales (“COS”) was $1.15 billion for both the three months ended June 30, 2014 and 2013, reflecting improved productivity which offset the impacts of volume growth year-over-year. COS was $2.22 billion for the six months ended June 30, 2014 compared to $2.27 billion for the six months ended June 30, 2013. The decrease in COS for the six months ended June 30, 2014 was primarily driven by improved productivity compared to 2013.

Selling, general and administrative expenses (“SG&A”) was $160 million, or 10.9% of sales, for the three months ended June 30, 2014 compared to $159 million, or 11.4% of sales, for the three months ended June 30, 2013. The 50 basis point reduction in SG&A as a percent of sales was primarily driven by benefits from the company’s cost savings program, including a 20% reduction in corporate department costs, partially offset by higher year-over-year employee incentive-related costs relative to the 2014 performance of the company’s operations compared to 2013. Selling, general and administrative expenses were $321 million, or 11.5% of sales, for the six months ended June 30, 2014 compared to $327 million, or 12.1% of sales, for the six months ended June 30, 2013. The decrease in SG&A for the six months ended June 30, 2014 was primarily driven by benefits from the company’s cost savings program, including lower year-over-year corporate department costs, as well as $27 million related to a favorable insurance settlement regarding litigation claims compared to 2013. These benefits were partially offset by higher year-over-year restructuring charges of $29 million, as noted below, as well as higher year-over year employee incentive-related costs relative to the 2014 performance of the company’s operations compared to 2013.

In January 2014, the company initiated a margin improvement program designed to achieve a leaner organization, align the corporate infrastructure to the revenue base and reassess participation within certain business lines and markets. During 2013, the company initiated certain restructuring actions to reduce its overhead across its global operations. Restructuring charges incurred during the three and six months ended June 30, 2014 and 2013 were pursuant to these actions. Cumulative charges included in the results from continuing operations through June 30, 2014 since the inception of the 2014 program were $41 million.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales and selling, general and administrative expense classification in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended June 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$0	$1	$1	$0	$0	$1	$1	$0	$1	$1	$2
Home, Health & Beauty	0	1	1	1	0	13	14	1	1	13	15
Industrial	0	1	1	0	0	0	0	0	1	0	1

Total charges	$0	$3	$3	$1	$0	$14	$15	$1	$3	$14	$18

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended June 30, 2013

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$(1)	$2	$1	$0	$0	$0	$(1)	$2	$1
Home, Health & Beauty	(1)	1	0	(2)	0	(2)	(3)	1	(2)
Industrial	1	0	1	(1)	0	(1)	0	0	0
Specialty Chemicals	0	0	0	6	0	6	6	0	6

Total charges	$(1)	$3	$2	$3	$0	$3	$2	$3	$5

Six months ended June 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$0	$4	$4	$1	$0	$1	$2	$1	$4	$1	$6
Home, Health & Beauty	1	5	6	2	0	13	15	3	5	13	21
Industrial	1	2	3	0	0	0	0	1	2	0	3
All other	0	15	15	0	12	0	12	0	27	0	27

Total charges	$2	$26	$28	$3	$12	$14	$29	$5	$38	$14	$57

Six months ended June 30, 2013

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$0	$0	$0	$0	$3	$3
Home, Health & Beauty	5	1	6	5	0	5	10	1	11
Industrial	2	1	3	5	0	5	7	1	8
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	0	0	0	4	4

Total charges	$7	$9	$16	$16	$0	$16	$23	$9	$32

Pension income, excluding settlements, curtailments and termination benefits, attributable to continuing operations was $31 million and $24 million for the three months ended June 30, 2014 and 2013, respectively. Pension income, excluding settlements, curtailments and termination benefits, attributable to continuing operations was $61 million and $44 million for the six months ended June 30, 2014 and 2013, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net is comprised of the following for the three and six months ended June 30, 2014 and 2013:

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income (1)	$14	$2	$27	$4
Foreign currency exchange losses	(2)	0	(4)	(3)
Other	(11)	5	(9)	10

	$1	$7	$14	$11

(1)	Interest income includes $11 million and $22 million for the three and six months ended June 30, 2014, respectively, related to a long-term note receivable from the 2013 transaction with Plum Creek.

Interest expense from continuing operations was $53 million for the three months ended June 30, 2014 and was comprised of $33 million related to bond and bank debt, $11 million related to long-term obligations non-recourse to MWV, $6 million related to borrowings on insurance policies and $3 million related to other items. Interest expense from continuing operations was $39 million for the three months ended June 30, 2013 and was comprised of $30 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance policies and $2 million related to other items.

Interest expense from continuing operations was $106 million for the six months ended June 30, 2014 and was comprised of $66 million related to bond and bank debt, $22 million related to long-term obligations non-recourse to MWV, $12 million related to borrowings on insurance policies and $6 million related to other items. Interest expense from continuing operations was $78 million for the six months ended June 30, 2013 and was comprised of $60 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $12 million related to borrowings on insurance policies and $5 million related to other items.

For both the three and six months ended June 30, 2014, the effective tax rate attributable to continuing operations was approximately 31%. For the three and six months ended June 30, 2013, the effective tax rate benefits attributable to continuing operations were approximately 6% and 24%, respectively. The differences in the effective tax rates for the three and six months ended June 30, 2014 and 2013 compared to statutory rates are primarily from the mix and levels between domestic and foreign earnings as well as discrete items. In addition, for the three and six months ended June 30, 2013, approximately $13 million and $18 million, respectively, of income taxes have been allocated to discontinued operations pursuant to the sale of the company’s U.S. forestlands and related assets in the fourth quarter of 2013.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Food & Beverage

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$846	$802	$1,609	$1,563
Segment profit (1)	93	52	148	92

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Food & Beverage segment were $846 million and $802 million for the three months ended June 30, 2014 and 2013, respectively. Sales increased in 2014 primarily due to improved pricing and product mix across all targeted paperboard end-markets compared to 2013. Furthermore, volumes grew year-over-year in global food packaging, driven by gains in food service and liquid packaging, and in global beverage packaging as gains with new Asian beer customers and gains within the growing craft beer market in North America drove volume growth that exceeded relative market trends within these regions.

Profit for the Food & Beverage segment was $93 million and $52 million for the three months ended June 30, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $29 million from favorable pricing and product mix, $28 million from favorable productivity, including savings from cost reduction initiatives, and $3 million from higher volumes compared to 2013. These benefits were partially offset by $14 million from inflation compared to 2013 and $5 million of costs related to severe winter weather disruptions in the U.S. EBITDA increased 37% to $147 million for the three months ended June 30, 2014 compared to $107 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Food & Beverage segment were $1.61 billion and $1.56 billion for the six months ended June 30, 2014 and 2013, respectively. Sales increased in 2014 primarily due to improved pricing and product mix across all targeted paperboard end-markets compared to 2013. Furthermore, volumes grew year-over-year in food service and liquid packaging and in global beverage packaging as gains with new Asian beer customers and gains within the growing craft beer market in North America drove volume growth that exceeded relative market trends within these regions. These benefits were partially offset by lower overall sales of global tobacco and retail food packaging compared to 2013.

Profit for the Food & Beverage segment was $148 million and $92 million for the six months ended June 30, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $51 million from favorable pricing and product mix, $47 million from favorable productivity, including savings from cost reduction initiatives, $3 million from favorable foreign currency exchange and other items, and $2 million from higher volumes compared to 2013. These benefits were partially offset by $30 million of costs related to severe winter weather disruptions in the U.S. and $17 million from inflation compared to 2013. EBITDA increased 27% to $256 million for the six months ended June 30, 2014 compared to $202 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Home, Health & Beauty

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$202	$188	$407	$376
Segment profit (1)	17	8	29	11

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Home, Health & Beauty segment were $202 million and $188 million for the three months ended June 30, 2014 and 2013, respectively. Sales increased in 2014 primarily due to the rebound in the North American lawn and garden market which drove volume growth in home and garden dispensing solutions as well as with volume gains from new innovative and higher-value products across the segment’s product lines and end markets, particularly in the healthcare dispensing and fragrance markets, compared to 2013. Within the healthcare packaging market, volume growth in 2014 was driven by continued gains in medical dispensers compared to 2013. These benefits were partially offset by the exit of the beauty and personal care folding carton packaging business in Europe on June 1, 2014 and the exit of the folding carton operations in Brazil in 2013.

Profit for the Home, Health & Beauty segment was $17 million and $8 million for the three months ended June 30, 2014 and 2013, respectively. Profit increased in 2014 due to $8 million from favorable productivity, including savings from cost reduction initiatives, $2 million from higher volumes, $2 million from improved pricing and product mix and $1 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $4 million from inflation compared to 2013. EBITDA increased 43% to $33 million for the three months ended June 30, 2014 compared to $23 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Home, Health & Beauty segment were $407 million and $376 million for the six months ended June 30, 2014 and 2013, respectively. Sales increased in 2014 primarily due to the rebound in the North American lawn and garden market which drove volume growth in home and garden dispensing solutions as well as with volume gains with new innovative and higher-value products across the segments product lines and end markets, particularly in the healthcare dispensing and fragrance markets, compared to 2013. Within the healthcare packaging market, volume growth in 2014 was driven by continued gains in medical dispensers compared to 2013. These benefits were partially offset by lower volumes in 2014 from the exit of the beauty and personal care folding carton packaging business in Europe on June 1, 2014 and the exit of the folding carton operations in Brazil in 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Home, Health & Beauty segment was $29 million and $11 million for the six months ended June 30, 2014 and 2013, respectively. Profit increased in 2014 due to $16 million from favorable productivity, including savings from cost reduction initiatives, $5 million from higher volumes, $2 million from improved pricing and product mix, and $4 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $8 million from inflation and $1 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers compared to 2013. EBITDA increased 44% to $62 million for the six months ended June 30, 2014 compared to $43 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Industrial

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$143	$138	$271	$270
Segment profit (1)	17	20	33	31

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods primarily in Brazil. In Brazil, where most of this business is based, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions for Indian fresh produce. In Brazil, the segment manufactures high quality virgin kraftliner and recycle-based medium paperboards, and converts the board to corrugated packaging at four box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

Sales for the Industrial segment were $143 million and $138 million for the three months ended June 30, 2014 and 2013, respectively. Sales growth in 2014 was driven by increased sales of higher-quality paperboard and improved pricing and product mix from initiatives designed to offset inflation compared to 2013. These benefits were partially offset by unfavorable foreign currency exchange and lower overall volumes of corrugated solutions compared to 2013.

Profit for the Industrial segment was $17 million and $20 million for the three months ended June 30, 2014 and 2013, respectively. Profit in 2014 declined due to $10 million from inflation and $6 million from unfavorable foreign currency exchange and other items, including $1 million impact from floods in Tres Barras and one-time benefits of $2 million recognized in 2013. These declines were partially offset by $11 million from improved pricing and product mix, $1 million from improved productivity, including savings from cost reduction initiatives, and $1 million from higher volumes compared to 2013. EBITDA decreased 7% to $28 million for the three months ended June 30, 2014 compared to $30 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Industrial segment were $271 million and $270 million for the six months ended June 30, 2014 and 2013, respectively. Sales growth in 2014 was driven by increased sales of higher-quality paperboard and improved pricing and product mix from initiatives designed to offset inflation compared to 2013. These benefits were offset by unfavorable foreign currency exchange and lower overall volumes of corrugated solutions compared to 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Industrial segment was $33 million and $31 million for the six months ended June 30, 2014 and 2013, respectively. Profit increased in 2014 due to $28 million from improved pricing and product mix and $3 million from improved productivity, including savings from cost reduction initiatives, compared to 2013. These benefits were partially offset by $18 million from inflation and $11 million from unfavorable foreign currency exchange and other items compared to 2013. EBITDA increased 6% to $54 million for the six months ended June 30, 2014 compared to $51 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Specialty Chemicals

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Sales	$285	$260	$517	$486
Segment profit (1)	69	61	120	110

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Specialty Chemicals segment were $285 million and $260 million for the three months ended June 30, 2014 and 2013, respectively. The Specialty Chemicals segment achieved record sales in 2014 driven by volume growth and pricing and product mix improvements from gains in higher value pine chemicals end markets of adhesives, asphalt, oilfield services as well as carbon technologies compared to 2013.

Profit for the Specialty Chemicals segment was $69 million and $61 million for the three months ended June 30, 2014 and 2013, respectively. Profit in 2014 increased due to $7 million from higher volumes, $4 million from improved pricing and product mix, and $2 million from favorable productivity, including savings from cost reduction initiatives, compared to 2013. These benefits were partially offset by $3 million from inflation and $2 million of unfavorable foreign currency exchange and other items compared to 2013. EBITDA increased 12% to $77 million for the three months ended June 30, 2014 compared to $69 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Specialty Chemicals segment were $517 million and $486 million for the six months ended June 30, 2014 and 2013, respectively. The sales increase in 2014 was driven by volume growth and pricing and product mix improvements from gains in higher value pine chemicals end markets of adhesives, asphalt, oilfield services as well as carbon technologies compared to 2013. These gains were partially offset by unfavorable foreign currency exchange compared to 2013.

Profit for the Specialty Chemicals segment was $120 million and $110 million for the six months ended June 30, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $9 million from higher volumes, $5 million from favorable pricing and product mix and $3 million from favorable productivity, including savings from cost reduction initiatives, compared to 2013. These benefits were partially offset by $5 million of inflation and $2 million from unfavorable foreign currency exchange and other items compared to 2013. EBITDA increased 7% to $136 million for the six months ended June 30, 2014 compared to $127 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013(2)
Sales	$3	$3	$5	$8
Loss (1)	(3)	(3)	(6)	(7)

(1)	Loss is measured as results before restructuring charges, pension income, interest expense and income, and income taxes.
(2)	Results for 2013 have been recast to exclude the discontinued operations of the forestry and certain minerals-related businesses.

The Community Development and Land Management segment is responsible for maximizing the value of 109,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek Timber Company, Inc. The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of the segment exclude the non-controlling interest attributable to Plum Creek.

Sales for the Community Development and Land Management segment were $3 million for both the three months ended June 30, 2014 and 2013. Segment loss for both the three months ended June 30, 2014 and 2013 was $3 million. Sales were $5 million and $8 million for the six months ended June 30, 2014 and 2013, respectively. Segment loss for the six months ended June 30, 2014 was $6 million compared to a loss of $7 million for the same period of 2013.

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

During the second quarter of 2014, the company completed an accelerated share repurchase program which resulted in an additional cash payment of approximately $7 million paid in July 2014. The company retired approximately 7.9 million shares throughout the duration of the program, and returned to shareholders more than $600 million through share repurchases and a special dividend using proceeds received from the sale of its U.S.forestlands and related assets to Plum Creek in the fourth quarter of 2013.

Cash and cash equivalents totaled $339 million at June 30, 2014, of which 54% was held in the U.S. with the remaining portions of 21% in Brazil, 10% in Europe, and 15% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with 50% of its cash and cash equivalents invested in U.S. government securities at June 30, 2014.

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

Operating activities

Cash used in operating activities from continuing operations was $56 million for the six months ended June 30, 2014 compared to cash provided by operating activities from continuing operations of $57 million for the six months ended June 30, 2013, primarily reflecting a non-recurring alternative minimum tax payment of $98 million from the sale of the company’s U.S. forestlands in the fourth quarter of 2013. The alternative minimum tax payment of $98 million will be largely recovered by the end of 2016 through lower federal tax payments. In addition, working capital levels were higher in 2014 due to increased customer receivables following strong commercial performance late in the second

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

quarter of 2014. The company expects cash flow from operations to improve on a sequential basis in the second half of 2014 from both higher earnings and lower working capital levels. Cash used in operating activities from discontinued operations was $1 million for the six months ended June 30, 2014 compared to cash provided by operating activities from discontinued operations of $55 million for the six months ended June 30, 2013.

Investing activities

Cash used in investing activities from continuing operations was $123 million for the six months ended June 30, 2014 compared to $227 million for the six months ended June 30, 2013. The year-over-year decrease was primarily due to lower overall investment spending compared to 2013.

Cash used in investing activities from continuing operations for the six months ended June 30, 2014 was driven by capital expenditures of $140 million and contributions to joint ventures of $3 million, partially offset by proceeds from dispositions of assets of $17 million and other sources of funds of $3 million. Cash used in investing activities from continuing operations for the six months ended June 30, 2013 was driven by capital expenditures of $229 million, contributions to joint ventures of $3 million, and other uses of funds of $4 million, partially offset by proceeds from dispositions of assets of $9 million. Cash used in investing activities from discontinued operations was $1 million for the six months ended June 30, 2013.

Capital spending in 2014 is expected to be about $350 million driven primarily by certain productivity initiatives, maintenance capital and environmental compliance.

Financing activities

Cash used in financing activities from continuing operations was $545 million for the six months ended June 30, 2014 compared to $100 million for the six months ended June 30, 2013. The year-over-year increase was primarily driven by the returning to shareholders, through stock repurchases and a special dividend, proceeds from the company’s sale of the company’s U.S. forestlands and related assets to Plum Creek during the fourth quarter of 2013.

Cash used in financing activities from continuing operations for the six months ended June 30, 2014 was driven by stock repurchases of $305 million (including $300 million pursuant to an accelerated share repurchase program), dividend payments of $260 million (including a special dividend of $175 million), and repayment of long-term debt of $91 million (including the repayment of $50 million from credit facility borrowings). Cash provided by financing activities from continuing operations for the six months ended June 30, 2014 included proceeds from credit facility borrowings of $50 million, proceeds from exercise of employee stock options of $36 million, net changes in bank overdrafts of $14 million, proceeds from notes payable and other short-term borrowings of $4 million, proceeds from the issuance of long-term debt of $1 million and other sources of funds of $6 million.

Cash used in financing activities from continuing operations for the six months ended June 30, 2013 was driven by dividend payments of $88 million, repayment of long-term debt of $48 million, change in bank overdrafts of $21 million, and the purchase of the remaining 50% non-controlling interest in a pharmaceutical packaging company for $13 million. Cash provided by financing activities from continuing operations for the six months ended June 30, 2013 included proceeds from exercises of employee stock options of $36 million, proceeds from notes payable and other short-term borrowings of $25 million, proceeds from the issuance of long-term debt of $7 million, and other sources of funds of $2 million.

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The credit facility is scheduled to expire on January 30, 2017. The principal purpose of the credit facility is to obtain funds for general corporate purposes. The company borrowed $50 million on March 18, 2014 from this credit facility bearing interest at a rate of 1.335% and subsequently repaid the borrowings on April 22, 2014. The credit facility’s agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of June 30, 2014.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 35% at June 30, 2014 and 32% at December 31, 2013.

The effects of foreign currency exchange rate changes on cash and cash equivalents had a favorable impact of $7 million for the six months ended June 30, 2014 compared to an unfavorable impact of $16 million for the six months ended June 30, 2013.

On June 24, 2014, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on September 2, 2014, to shareholders of record at the close of business on August 1, 2014.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $40 million and $75 million in environmental capital expenditures in 2014 and 2015, respectively. Approximately $32 million was spent on environmental capital projects in 2013. Included in the 2014 and 2015 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the U.S. Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $10 million to $30 million over the period of 2014 through 2015.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At June 30, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of June 30, 2014, there were about 550 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. Management believes that the company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

amounts accrued for potential settlements and judgments in asbestos-related litigation. At June 30, 2014, the company had recorded litigation liabilities of approximately $25 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CRITICAL ACCOUNTING POLICIES

The company’s principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of the Annual Report on Form 10-K for the year ended December 31, 2013. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

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

In April 2014, the FASB issued new guidance regarding the requirements for reporting discontinued operations. The new guidance requires that a disposal of a component of an entity or a group of components of an entity be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The new guidance is effective on a prospective basis for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The company has elected to early adopt the new provisions for disposals or classifications as held for sale in 2014. The impact of adoption did not have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In May 2014, the FASB issued new guidance regarding revenue recognition requirements. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 31, 2016, including interim periods within that reporting period. The new guidance is to be applied retrospectively to each reporting period presented or retrospectively with the cumulative effect of initially applying the new guidance at the date of initial application. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

In June 2014, the FASB issued new guidance regarding accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The new guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the new guidance either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

During the six months ended June 30, 2014, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

USE OF NON-GAAP MEASURES

The company has presented the operational measures of consolidated and segment-level EBITDA and EBITDA Margins (excluding special items) under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which have not been prepared in accordance with GAAP and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP as shown below. The company believes these non-GAAP operational measures provide investors, potential investors, securities analysts and others with useful information to evaluate the operating performance of the business.

Set forth below is a reconciliation of the operational measures of both consolidated and segment-level EBITDA and EBITDA Margins (excluding special items) to the most directly comparable GAAP measures, net sales, net income, and segment profit.

Consolidated EBITDA, as adjusted and EBITDA Margins, as adjusted

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2014	2013	2014	2013
Net income	$73	$68	$104	$80
Add:
Restructuring and other charges	19	5	58	32
Pension settlement charge	—	17	—	17
Depreciation, depletion, and amortization	93	96	186	193
Interest expense	53	39	106	78
Income tax provision	33	—	48	—
Non-controlling interest	—	3	—	2
Deduct:
Insurance settlements	—	—	(27)	—
Interest income	(14)	(2)	(27)	(4)
Income tax benefit	—	(3)	—	(9)
Income from discontinued operations	—	(19)	—	(32)

EBITDA, as adjusted	$257	$204	$448	$357

Net sales	$1,467	$1,390	$2,789	$2,701
EBITDA Margin	17.5%	14.7%	16.1%	13.2%

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment EBITDA and EBITDA Margins

(In millions)	Sales	Segment profit	Depreciation and amortization	EBITDA	EBITDA Margins
Three Months Ended June 30, 2014

Food & Beverage	$846	$93	$54	$147	17.4%
Home, Health & Beauty	202	17	16	33	16.3%
Industrial	143	17	11	28	19.6%
Specialty Chemicals	285	69	8	77	27.0%
Community Development and Land Management	3	(3)	1	(2)	NM

Three Months Ended June 30, 2013

Food & Beverage	$802	$52	$55	$107	13.3%
Home, Health & Beauty	188	8	15	23	12.2%
Industrial	138	20	10	30	21.7%
Specialty Chemicals	260	61	8	69	26.5%
Community Development and Land Management	3	(3)	1	(2)	NM

(In millions)	Sales	Segment profit	Depreciation and amortization	EBITDA	EBITDA Margins
Six Months Ended June 30, 2014

Food & Beverage	$1,609	$148	$108	$256	15.9%
Home, Health & Beauty	407	29	33	62	15.2%
Industrial	271	33	21	54	19.9%
Specialty Chemicals	517	120	16	136	26.3%
Community Development and Land Management	5	(6)	1	(5)	NM

Six Months Ended June 30, 2013

Food & Beverage	$1,563	$92	$110	$202	12.9%
Home, Health & Beauty	376	11	32	43	11.4%
Industrial	270	31	20	51	18.9%
Specialty Chemicals	486	110	17	127	26.1%
Community Development and Land Management	8	(7)	1	(6)	NM

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions; competitive pricing for the company’s products; impact from unpredictable costs of energy and raw materials, including wood fiber and other input costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to maximize the value of its development land holdings; adverse results in current or future litigation; currency movements; volatility or deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2013, and in other filings made from time to time with the SEC. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2013. There was no material change in the company’s exposure to market risk from December 31, 2013 to June 30, 2014.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of June 30, 2014, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended June 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended June 30, 2014, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS

During the three months ended June 30, 2014, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock shares repurchased by the company during the three months ended June 30, 2014 are as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
April 1, 2014 – April 30, 2014	—	—	—	4,417,154
May 1, 2014 – May 31, 2014	438,724	$34.19	438,724	4,417,154
June 1, 2014 – June 30, 2014	—	—	—	4,417,154

	438,724	$34.19	438,724

[1]	On January 28, 2013, the company’s Board of Directors authorized a stock repurchase plan of 5 million shares. Any purchases made under this plan are made opportunistically. There were no stock purchases related to this program in the second quarter of 2014. The number of shares available under this program at June 30, 2014 was 4,417,154 shares. This program will expire upon the purchase of the remaining available shares.

On January 27, 2014 the company’s Board of Directors approved approximately $394 million of share repurchases to be comprised of $300 million under an accelerated share repurchase program and $94 million pursuant to open market repurchases. During the second quarter of 2014, the company retired an additional 438,724 shares under the accelerated share repurchase program and as a result of the program’s conclusion at the end of the second quarter of 2014, an additional $7 million was paid in July 2014. As a result of this program, the company retired a total of 7.9 million shares for a total of $307 million. The remaining amount of the $394 million approved for share repurchases as of June 30, 2014 is $87 million.

The above table excludes the $87 million available for open market repurchases from the “Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs” as the final maximum shares to be purchased under this program are unknown until completion.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

10.1	Employment Agreement between MeadWestvaco Corporation and Robert K. Beckler, dated March 3, 2014.

10.2	Agreement between MeadWestvaco Corporation and James A. Buzzard dated as of April 1, 2014, previously filed as Exhibit 10.01 to the company’s Form 8-K on June 9, 2014, and incorporated herein by reference.

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

August 7, 2014	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer