Form 10-Q
period 2014-09-30
MEADWESTVACO Corp
filed 2014-11-04
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

At October 24, 2014, there were 166,716,788 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,468	$1,378	$4,257	$4,079

Cost of sales	1,135	1,095	3,359	3,363
Selling, general and administrative expenses	144	157	465	484
Interest expense	54	39	160	117
Other income, net	(13)	(13)	(27)	(24)

Income from continuing operations before income taxes	148	100	300	139
Income tax provision	41	39	89	30

Income from continuing operations	107	61	211	109
Income from discontinued operations, net of income taxes	1	19	1	51

Net income	108	80	212	160
Less: Net income (loss) attributable to non-controlling interests, net of income taxes	2	0	2	(2)

Net income attributable to the company	$106	$80	$210	$162

Income from continuing operations attributable to the company	$105	$61	$209	$111

Net income per share attributable to the company – basic:
Income from continuing operations	$0.62	$0.34	$1.23	$0.62
Income from discontinued operations	0.01	0.11	0.00	0.29

Net income attributable to the company	$0.63	$0.45	$1.23	$0.91

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.60	$0.34	$1.22	$0.62
Income from discontinued operations	0.01	0.10	0.00	0.28

Net income attributable to the company	$0.61	$0.44	$1.22	$0.90

Shares used to compute net income per share attributable to the company:
Basic	168.8	178.0	169.2	177.3
Diluted	171.6	180.8	172.0	180.1

Cash dividends per share [1]	$0.25	$0.25	$1.75	$0.75

[1]	Cash dividends per share for the nine months ended September 30, 2014 include a special dividend of $1.00 per share paid on March 3, 2014.

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$108	$80	$212	$160

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(123)	26	(90)	(64)
Adjustments related to pension and other benefit plans	22	13	24	58
Net unrealized gain (loss) on derivative instruments	4	(2)	5	2

Other comprehensive (loss) income, net of tax	(97)	37	(61)	(4)

Comprehensive income	11	117	151	156
Less: Comprehensive income (loss) attributable to non-controlling interests	2	0	2	(2)

Comprehensive income attributable to the company	$9	$117	$149	$158

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	September 30, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$400	$1,057
Accounts receivable, net	784	625
Inventories	723	686
Other current assets	121	108

Current assets	2,028	2,476

Property, plant, equipment and forestlands, net	3,490	3,647
Prepaid pension asset	1,567	1,475
Goodwill	704	716
Restricted assets held by special purpose entities	1,258	1,258
Other assets	657	713

	$9,704	$10,285

LIABILITIES AND EQUITY
Accounts payable	$549	$563
Accrued expenses	428	534
Notes payable and current maturities of long-term debt	87	79

Current liabilities	1,064	1,176

Long-term debt	1,799	1,816
Non-recourse liabilities held by special purpose entities	1,112	1,112
Deferred income taxes	1,370	1,348
Other long-term obligations	688	734

Commitments and contingencies	—	—

Equity:
Shareholders’ equity:
Common stock, $0.01 par value
Shares authorized: 600,000,000
Shares issued and outstanding: 2014 – 167,682,939 (2013 – 174,443,439)	2	2
Additional paid-in capital	2,896	3,172
Retained earnings	855	950
Accumulated other comprehensive loss	(241)	(180)

Total shareholders’ equity	3,512	3,944
Non-controlling interests	159	155

Total equity	3,671	4,099

	$9,704	$10,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$212	$160
Discontinued operations	(1)	(51)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	279	289
Deferred income taxes	24	7
Loss (gain) on sales of assets, net	15	(2)
Pension income (excluding settlements, curtailments, and termination benefits)	(91)	(74)
Impairment of long-lived assets	14	13
Appreciation in cash surrender value insurance policies	(22)	(28)
Changes in working capital, excluding the effects of acquisitions and dispositions	(230)	(164)
Payment of alternative minimum taxes – forestlands sale	(98)	0
Other, net	(19)	14

Net cash provided by operating activities from continuing operations	83	164
Discontinued operations	1	96

Net cash provided by operating activities	84	260

Cash flows from investing activities:
Capital expenditures	(214)	(337)
Treasury grant proceeds	39	0
Payments for acquired businesses, net of cash acquired	0	(2)
Proceeds from dispositions of assets	41	42
Contributions to joint ventures	(5)	(9)
Other	3	(7)
Discontinued operations	0	(2)

Net cash used in investing activities	(136)	(315)

Cash flows from financing activities:
Repayment of long-term debt	(96)	(56)
Proceeds from the issuance of long-term debt	77	8
Changes in notes payable and other short-term borrowings, net	10	24
Changes in bank overdrafts	2	(5)
Dividends paid (including special dividend of $175 million paid in March 2014)	(302)	(133)
Stock repurchases	(345)	0
Proceeds from exercises of stock options	45	46
Purchase of non-controlling interest	0	(13)
Other	8	0

Net cash used in financing activities	(601)	(129)

Effect of exchange rate changes on cash	(4)	(17)

Decrease in cash and cash equivalents	(657)	(201)

Cash and cash equivalents:
At beginning of period	1,057	663

At end of period	$400	$462

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

Certain information and footnote disclosures normally included in annual financial statements presented in accordance with GAAP have been condensed or omitted. Certain prior year amounts have been recast to conform to the current period’s presentation. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In August 2014, the FASB issued new guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The impact of adoption will not have a material effect on the company’s consolidated financial statements.

During the nine months ended September 30, 2014, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

3.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at September 30, 2014 and December 31, 2013, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013.

In millions	September 30, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$9	$0	$9	$0
Derivatives-liabilities (4)	(4)	0	(4)	0
Cash equivalents	306	306	0	0

Non-recurring fair value measurements:
Long-lived assets held for sale (5)	$1	$0	$0	$1

In millions	December 31, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$2	$0	$2	$0
Derivatives-liabilities (4)	(3)	0	(3)	0
Cash equivalents	943	943	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.

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

Long-lived assets held for sale with a carrying value of $5 million were written down to their estimated fair value of $1 million, resulting in pre-tax impairment charges attributable to continuing operations of $1 million and $4 million for the three and nine months ended September 30, 2014, respectively. Additionally, long-lived assets held and used with a carrying value of $10 million were written off for the nine months ended September 30, 2014 due to the discontinuance of certain projects. These pre-tax charges are included in selling, general and administrative expenses.

At September 30, 2014, the book value of debt was $1.8 billion and the fair value was estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rate and the stated fixed rate for the company’s long-term debt. The company estimates the fair values of these financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4.	Restructuring charges

In January 2014, the company initiated a margin improvement program, which is expected to be largely completed by the end of 2014. Key elements of the program include implementing a leaner organization design, aligning the corporate infrastructure to the revenue base, reassessing participation within certain business lines and markets and prioritizing capital on the highest return projects. During 2013, the company initiated certain restructuring actions to reduce its overhead across its global operations. Restructuring charges incurred during the three and nine months ended September 30, 2014 and 2013 were pursuant to these actions. Cumulative charges included in the results from continuing operations through September 30, 2014 since the inception of the 2014 program were $43 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and Other income, net classification in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are presented below.

Three months ended September 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$(1)	$1	$0	$0	$0	$0	$0	$(1)	$1	$0	$0
Home, Health & Beauty	1	0	1	(1)	0	1	0	0	0	1	1
Industrial	1	0	1	0	0	0	0	1	0	0	1
Other	0	1	1	0	2	0	2	0	3	0	3

Total charges	$1	$2	$3	$(1)	$2	$1	$2	$0	$4	$1	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Three months ended September 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$2	$3	$0	$0	$0	$1	$2	$3
Home, Health & Beauty	1	0	1	1	0	1	2	0	2
Industrial	(1)	0	(1)	0	0	0	(1)	0	(1)
All other	0	1	1	0	0	0	0	1	1

Total charges	$1	$3	$4	$1	$0	$1	$2	$3	$5

Nine months ended September 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$(1)	$5	$4	$1	$0	$1	$2	$0	$5	$1	$6
Home, Health & Beauty	2	5	7	1	0	14	15	3	5	14	22
Industrial	2	2	4	0	0	0	0	2	2	0	4
All other	0	16	16	0	14	0	14	0	30	0	30

Total charges	$3	$28	$31	$2	$14	$15	$31	$5	$42	$15	$62

Nine months ended September 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$0	$0	$0	$1	$5	$6
Home, Health & Beauty	6	1	7	6	0	6	12	1	13
Industrial	1	1	2	5	0	5	6	1	7
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	5	5	0	0	0	0	5	5

Total charges	$8	$12	$20	$17	$0	$17	$25	$12	$37

Activity in the restructuring reserve balances was as follows for the nine months ended September 30, 2014:

In millions	Employee related
	2014 program	Other actions	Total
Balance at December 31, 2013	$0	$31	$31
Charges	27	1	28
Payments	(22)	(8)	(30)

Balance at September 30, 2014	$5	$24	$29

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

5.	Inventories and property, plant and equipment

Inventories consist of:

In millions	September 30, 2014	December 31, 2013
Raw materials	$195	$168
Production materials, stores and supplies	115	104
Finished and in-process goods	413	414

	$723	$686

Property, plant and equipment is net of accumulated depreciation of:

In millions	September 30, 2014	December 31, 2013
Accumulated depreciation	$4,070	$3,981

In July 2014, the company received grant proceeds of $39 million as a result of its application for a U.S. Treasury Section 1603 Grant for Specified Energy property associated with the construction of a biomass boiler and a steam turbine generator at the company’s Covington, VA paperboard mill. These proceeds were recorded as a reduction to the book value of the biomass boiler and turbine generator and will be amortized ratably over the assets’ estimated useful lives.

6.	Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	September 30, 2014		December 31, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$28	$22	$28	$20
Customer contracts and lists	258	122	264	112
Patents	54	43	57	43
Other – primarily licensing rights	14	10	14	9

	$354	$197	$363	$184

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	September 30, 2014	December 31, 2013
Trademarks and trade names	$92	$95

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

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 is presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2014	2013	2014	2013	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (effective portion)	$9	$(3)	$(2)	$0	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated comprehensive loss (effective portion)	$1	$0	$(1)	$0	$0	$0	$0	$0

(Loss) gain recognized in earnings [1]	0	0	0	0	0	0	(1)	0

Total Gain (loss) recognized in earnings[2]	$1	$0	$(1)	$0	$0	$0	$(1)	$0

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 is presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
	2014	2013	2014	2013	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (effective portion)	$9	$(2)	$(1)	$0	$0	$0	$0	$0

(Loss) gain reclassified to earnings from accumulated comprehensive loss (effective portion)	$(1)	$(1)	$0	$(3)	$0	$0	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	5	0	(3)	2

Total (loss) gain recognized in earnings[2]	$(1)	$(1)	$0	$(3)	$5	$0	$(3)	$2

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with interest rate swaps or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 are presented below:

	September 30, 2014
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Foreign currency derivatives	$6	$0	$6	Other current assets
Foreign currency derivatives	1	0	1	Other assets
Derivatives not designated as hedges:
Foreign currency derivatives	2	0	2	Other current assets

Total assets	$9	$0	$9

Liabilities
Derivatives designated as hedges:
Foreign currency derivatives	$0	$1	$1	Accounts payable
Natural gas	(1)	0	(1)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(5)	1	(4)	Accounts payable

Total liabilities	$(6)	$2	$(4)

Total derivatives			$5

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

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on NYMEX natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTU’s”) at September 30, 2014 and December 31, 2013 are presented below.

In MMBTU’s
September 30, 2014	December 31, 2013
10	9

The effective portion of unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive loss; the ineffective portion is charged or credited to earnings. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward hedge agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings during the next twelve months is $1 million. As of September 30, 2014, the maximum remaining term of existing hedges was two years. For the three and nine months ended September 30, 2014 and 2013, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

Foreign currency risk

The company uses foreign currency forward contracts to manage some of the foreign currency exchange risks associated with short-term foreign inter-company loans, foreign currency sales and purchases of its international operations, and foreign sales of its U.S. operations.

The foreign currency forward contracts related to certain inter-company loans are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at September 30, 2014 and December 31, 2013 are presented below.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

In millions	September 30, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – not designated as hedges	$136	$147

Other foreign currency forward contracts, which are for terms of approximately one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $7 million. As of September 30, 2014, the maximum remaining term of existing hedges was approximately one year. For the three and nine months ended September 30, 2014 and 2013, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at September 30, 2014 and December 31, 2013 are presented below.

In millions	September 30, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – designated as hedges	$188	$76

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company utilizes interest-rate swap agreements. For the three months ended September 30, 2014, there were no interest-rate swap agreements outstanding. For the nine months ended September 30, 2014, the company terminated its interest-rate swaps on its fixed-rate debt and realized $4 million in net cash proceeds. For the nine months ended September 30, 2014, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. For the three and nine months ended September 30, 2013, there were no interest-rate swap agreements outstanding. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

8.	Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the three months ended September 30, 2014 and 2013 are presented below.

	Three months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Service cost - benefits earned during the period	$10	$10	$0	$1
Interest cost on projected benefit obligation	31	29	1	1
Expected return on plan assets	(73)	(72)	0	0
Amortization of prior service cost (income)	1	1	(1)	0
Amortization of net actuarial loss	1	2	0	0
Termination benefits	0	0	0	0
Settlement loss	0	1	0	0

Net periodic benefit (income) cost	$(30)	$(29)	$0	$2

Net periodic benefit (income) cost – continuing operations	$(30)	$(29)	$0	$2

The components of net periodic benefit (income) cost for the company’s retirement and postretirement plans for the nine months ended September 30, 2014 and 2013 are presented below.

	Nine months ended September 30,
In millions	Pension benefits		Postretirement benefits
	2014	2013	2014	2013
Service cost - benefits earned during the period	$31	$31	$2	$3
Interest cost on projected benefit obligation	92	91	4	4
Expected return on plan assets	(219)	(216)	0	0
Amortization of prior service cost (income)	2	3	(2)	(1)
Amortization of net actuarial loss	3	17	0	0
Termination benefits	1	0	0	0
Curtailment loss [1]	2	0	0	0
Settlement loss	0	18	0	0

Net periodic benefit (income) cost	$(88)	$(56)	$4	$6

Net periodic benefit (income) cost – continuing operations	$(88)	$(56)	$4	$6

[1]	For the nine months ended September 30, 2014, the company recorded within restructuring charges a curtailment loss of approximately $2 million.

Settlement recognition

In 2013, the company completed a program that allowed vested former employees who terminated service with the company on or before November 30, 2012 the option to receive their pension benefit in a single lump sum which was funded from assets included in the U.S. qualified plans. A pre-tax settlement charge of $18 million was recorded for the nine months ended September 30, 2013.

Plan amendment recognition

Pursuant to the company’s announcement of changes to certain U.S. retiree benefits, plan liabilities were re-measured at July 1, 2014 and September 1, 2014 using a discount rate of 3.95% and 3.70%, respectively, resulting in a net decrease to the plan’s funded status for which the company recorded an after-tax gain of $21 million in other comprehensive loss for the three and nine months ended September 30, 2014.

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

In millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Anti-dilutive shares	0.2	0.4	0.6	0.4

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

10.	Equity

Changes in equity for the three months ended September 30, 2014 and 2013 are as follows:

Three months ended September 30, 2014	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at June 30, 2014	168.4	$2	$2,925	$750	$(144)	$157	$3,690

Net income	0	0	0	106	0	2	108
Other comprehensive income	0	0	0	0	(97)	0	(97)
Dividends declared	0	0	0	(1)	0	0	(1)
Non-controlling interests distribution	0	0	0	0	0	(4)	(4)
Non-controlling interest contribution	0	0	0	0	0	4	4
Stock repurchases	(1.1)	0	(44)	0	0	0	(44)
Share-based employee compensation	0.1	0	5	0	0	0	5
Exercises of stock options	0.3	0	10	0	0	0	10

Balance at September 30, 2014	167.7	$2	$2,896	$855	$(241)	$159	$3,671

During the three months ended September 30, 2014, the company purchased and retired 1.1 million of its common shares for $44 million.

Three months ended September 30, 2013	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at June 30, 2013	177.4	$2	$3,275	$237	$(225)	$9	$3,298

Net income	0	0	0	80	0	0	80
Other comprehensive loss	0	0	0	0	37	0	37
Dividends declared	0	0	0	0	0	0	0
Non-controlling interests distribution	0	0	0	0	0	(5)	(5)
Sale of non-controlling interest	0	0	0	0	0	(2)	(2)
Share-based employee compensation	0	0	5	0	0	0	5
Exercises of stock options	0.4	0	11	0	0	0	11

Balance at September 30, 2013	177.8	$2	$3,291	$317	$(188)	$2	$3,424

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in equity for the nine months ended September 30, 2014 and 2013 are as follows:

Nine months ended September 30, 2014	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2013	174.4	$2	$3,172	$950	$(180)	$155	$4,099

Net income	0	0	0	210	0	2	212
Other comprehensive income	0	0	0	0	(61)	0	(61)
Dividends declared	0	0	0	(305)	0	0	(305)
Non-controlling interests distribution	0	0	0	0	0	(7)	(7)
Non-controlling interest contribution	0	0	0	0	0	9	9
Stock repurchases	(9.0)	0	(351)	0	0	0	(351)
Share-based employee compensation	0.3	0	21	0	0	0	21
Exercises of stock options	2.0	0	54	0	0	0	54

Balance at September 30, 2014	167.7	$2	$2,896	$855	$(241)	$159	$3,671

During the nine months ended September 30, 2014, the company repurchased and retired 9.0 million of its common shares for $351 million through a combination of an accelerated share repurchase program and open market repurchases. In October 2014, the company purchased and retired an additional 1.0 million of its common shares for $43 million which completed the 2014 repurchase program. These purchases were made pursuant to a $394 million repurchase program approved by the Board of Directors on January 27, 2014 and funded by proceeds from the sale of its U.S. forestlands and related assets to Plum Creek Timber Company, Inc. (“Plum Creek”) in the fourth quarter of 2013.

Nine months ended September 30, 2013	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Non-controlling interests	Total equity
Balance at December 31, 2012	175.4	$2	$3,234	$288	$(184)	$18	$3,358

Net income	0	0	0	162	0	(2)	160
Other comprehensive loss	0	0	0	0	(4)	0	(4)
Dividends declared	0	0	0	(133)	0	0	(133)
Non-controlling interests distribution	0	0	0	0	0	(7)	(7)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Sale of non-controlling interest	0	0	0	0	0	(2)	(2)
Share-based employee compensation	0.2	0	11	0	0	0	11
Exercises of stock options	2.2	0	54	0	0	0	54

Balance at September 30, 2013	177.8	$2	$3,291	$317	$(188)	$2	$3,424

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in accumulated other comprehensive loss by component for the three months ended September 30, 2014 and 2013 are as follows:

Three months ended September 30, 2014
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of June 30, 2014	$(27)	$(117)	$0	$(144)
Other comprehensive (loss) income before reclassifications	(123)	21	4	(98)
Amounts reclassified from accumulated other comprehensive loss	0	1	0	1

Other comprehensive (loss) income, net	(123)	22	4	(97)

Balance as of September 30, 2014	$(150)	$(95)	$4	$(241)

Three months ended September 30, 2013
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of June 30, 2013	$(65)	$(160)	$0	$(225)
Other comprehensive income (loss) before reclassifications	26	12	(2)	36
Amounts reclassified from accumulated other comprehensive loss	0	1	0	1

Other comprehensive income (loss), net	26	13	(2)	37

Balance as of September 30, 2013	$(39)	$(147)	$(2)	$(188)

[1]	All amounts are net of tax.

Changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 and 2013 are as follows:

Nine months ended September 30, 2014
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2013	$(60)	$(119)	$(1)	$(180)
Other comprehensive (loss) income before reclassifications	(90)	21	4	(65)
Amounts reclassified from accumulated other comprehensive loss	0	3	1	4

Other comprehensive (loss) income, net	(90)	24	5	(61)

Balance as of September 30, 2014	$(150)	$(95)	$4	$(241)

Nine months ended September 30, 2013
In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(64)	35	(1)	(30)
Amounts reclassified from accumulated other comprehensive loss	0	23	3	26

Other comprehensive (loss) income, net	(64)	58	2	(4)

Balance as of September 30, 2013	$(39)	$(147)	$(2)	$(188)

[1]	All amounts are net of tax.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive loss for the three months ended September 30, 2014 and 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Three months ended
In millions	September 30, 2014	September 30, 2013
Derivative instruments
Foreign currency cash flow hedges	$1	$0	Net sales
Natural gas cash flow hedges	(1)	0	Cost of sales

Total before tax	0	0
Tax benefit	0	0

Total, net of tax	$0	$0

Amortization of pension and other benefit plan items
Prior service cost	0	(1)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(1)	(3)	Cost of sales and selling, general and administrative expenses

Total before tax	(1)	(4)
Tax benefit	0	3

Total, net of tax	$(1)	$(1)

Total reclassifications for the period, net of tax	$(1)	$(1)

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2014 and 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Nine months ended
In millions	September 30, 2014	September 30, 2013
Derivative instruments
Foreign currency cash flow hedges	$(1)	$(1)	Net sales
Natural gas cash flow hedges	0	(3)	Cost of sales

Total before tax	(1)	(4)
Tax benefit	0	1

Total, net of tax	$(1)	$(3)

Amortization of pension and other benefit plan items
Prior service cost	$(1)	$(2)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(3)	(35)	Cost of sales and selling, general and administrative expenses

Total before tax	(4)	(37)
Tax benefit	1	14

Total, net of tax	$(3)	$(23)

Total reclassifications for the period, net of tax	$(4)	$(26)

11.	Segment information

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

The Community Development and Land Management segment is responsible for maximizing the value of 108,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek. The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of this segment exclude the non-controlling interest attributable to Plum Creek.

Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as restructuring charges, pension income and curtailment gains and losses, interest expense and income, non-controlling interest income and losses, certain legal settlements, including $27 million of income recognized in the nine months ended September 30, 2014 related to a favorable insurance settlement regarding litigation claims, gains and losses on certain asset sales and other items.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three and nine months ended September 30, 2014 and 2013 are as follows:

Three months ended September 30, 2014	Sales			Segment
In millions	External	Inter-segment	Total	profit (loss)
Food & Beverage	$848	$6	$854	$107
Home, Health & Beauty	179	4	183	12
Industrial	150	0	150	26
Specialty Chemicals	283	0	283	69
Community Development and Land Management	8	0	8	(1)

Total	$1,468	$10	$1,478	213

Corporate and Other				(67)
Non-controlling interests				2

Consolidated total				$148

Three months ended September 30, 2013	Sales			Segment
In millions	External	Inter-segment	Total	profit (loss)
Food & Beverage	$795	$1	$796	$86
Home, Health & Beauty	185	0	185	6
Industrial	132	0	132	16
Specialty Chemicals	260	0	260	66
Community Development and Land Management	6	0	6	(3)

Total	$1,378	$1	$1,379	171

Corporate and Other				(71)
Non-controlling interests				0

Consolidated total				$100

Nine months ended September 30, 2014	Sales			Segment
In millions	External	Inter-segment	Total	profit (loss)
Food & Beverage	$2,444	$19	$2,463	$255
Home, Health & Beauty	580	10	590	41
Industrial	420	1	421	59
Specialty Chemicals	800	0	800	189
Community Development and Land Management	13	0	13	(7)

Total	$4,257	$30	$4,287	537

Corporate and Other				(239)
Non-controlling interests				2

Consolidated total				$300

Nine months ended September 30, 2013	Sales			Segment
In millions	External	Inter-segment	Total	profit (loss)
Food & Beverage	$2,357	$2	$2,359	$178
Home, Health & Beauty	561	0	561	17
Industrial	401	1	402	47
Specialty Chemicals	746	0	746	176
Community Development and Land Management	14	0	14	(10)

Total	$4,079	$3	$4,082	408

Corporate and Other				(267)
Non-controlling interests				(2)

Consolidated total				$139

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

12.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of September 30, 2014, there were about 570 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. Management believes that the company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2014, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

13.	Other income, net

Other income, net is comprised of the following for the three and nine months ended September 30, 2014 and 2013:

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income[1]	$15	$4	$42	$8
Foreign currency exchange losses	0	0	(4)	(3)
Insurance settlements	0	5	0	8
Other[2]	(2)	4	(11)	11

	$13	$13	$27	$24

1	Interest income includes $11 million and $34 million for the three and nine months ended September 30, 2014, respectively, related to a long-term note receivable from the 2013 transaction with Plum Creek.
2	For the nine months ended September 30, 2013, Other income, net includes income of $4 million pursuant to certain value-added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to 2013 was deemed to be immaterial to the company’s consolidated financial statements for the nine months ended September 30, 2013 and the fourth quarter of 2012.

14.	Dispositions

On June 1, 2014, the company completed the sale of its beauty and personal care folding carton packaging business in Europe for net cash proceeds of $11 million. The sale resulted in a pre-tax loss of $1 million and $14 million recognized in the three and nine months ended September 30, 2014, respectively, which is included within Corporate and Other for segment reporting purposes and reported in other income, net within the consolidated statements of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories for discontinued operations in the consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013:

In millions, except per share amounts	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	$0	$55	$0	$133

Cost of sales	0	18	0	49
Selling, general and administrative expenses	(1)	2	(1)	(2)
Interest expense	0	1	0	2
Other expense (income), net	0	0	0	0

Income before income taxes	1	34	1	84

Income tax provision (benefit)	0	15	0	33

Net (loss) income	$1	$19	$1	$51

Net (loss) income per share
Basic	$0.01	$0.11	$0.00	$0.29
Diluted	0.01	0.10	0.00	0.28

There were no assets or liabilities classified as discontinued operations in the consolidated balance sheets at September 30, 2014 and December 31, 2013.

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

15.	Income taxes

For the three and nine months ended September 30, 2014 and 2013, the effective tax rates attributable to continuing operations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Effective tax rate	28%	39%	30%	22%

The differences in the effective tax rates for the three and nine months ended September 30, 2014 and 2013 compared to statutory rates are primarily from the mix and levels between domestic and foreign earnings as well as discrete items. For the nine months ended September 30, 2013, the discrete items include a $4 million benefit pursuant to an adjustment recorded to deferred taxes related to periods prior to 2013. The aforementioned adjustment attributable to periods prior to 2013 is deemed to be immaterial to the company’s consolidated financial statements for the current period and periods prior to 2013. In addition, for the three and nine months ended September 30, 2013, approximately $15 million and $33 million, respectively, of income taxes have been allocated to discontinued operations primarily related to the sale of the company’s U.S. forestlands and related assets to Plum Creek in the fourth quarter of 2013.

During the three and nine months ended September 30, 2014, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three and nine months ended September 30, 2014, MeadWestvaco Corporation (“MeadWestvaco”, “MWV” or the “company”) increased sales by 7% and 4%, respectively, driven by volume growth and improved pricing and product mix in targeted packaging and specialty chemicals markets compared to 2013. These improvements were partially offset by unfavorable foreign currency exchange compared to 2013, particularly from the weakening Brazilian Real, as well as the disposition of the company’s European beauty and personal care folding carton business in the second quarter of 2014 and the Brazilian folding carton business in 2013.

For the three months ended September 30, 2014, income from continuing operations before income taxes increased by 48% to $148 million and more than doubled to $300 million for the nine months ended September 30, 2014 compared to 2013. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted to exclude special items, increased 20% to $285 million, or 19.4% of sales, in the three months ended September 30, 2014 compared to $237 million, or 17.2% of sales, in 2013. EBITDA, adjusted to exclude special items, increased 23% to $733 million, or 17.2% of sales, in the nine months ended September 30, 2014 compared to $594 million, or 14.6% of sales, in 2013.

Continued execution of the company’s profitable growth strategies including strong commercial and operational performance, favorable productivity and cost reduction initiatives expanded margins and drove earnings growth for both the three months and nine months ended September 30, 2014 compared to 2013.

Refer to the “Use of Non-GAAP Measures” section herein for further information regarding the operational measures of both consolidated and segment-level EBITDA and EBITDA margins.

For the three months ended September 30, 2014, income from continuing operations attributable to the company was $105 million, or $0.60 per share, compared to $61 million, or $0.34 per share, for the three months ended September 30, 2013. The results from continuing operations attributable to the company for the three months ended September 30, 2014 include after-tax restructuring and other charges of $4 million, or $0.03 per share. The results from continuing operations attributable to the company for the three months ended September 30, 2013 include after-tax restructuring charges of $4 million, or $0.02 per share, an after-tax pension settlement charge of $1 million, with no impact to earnings per share, and discrete income tax items of $2 million, or $0.01 per share.

For the nine months ended September 30, 2014, income from continuing operations attributable to the company was $209 million, or $1.22 per share, compared to $111 million, or $0.62 per share, for the nine months ended September 30, 2013. The results from continuing operations attributable to the company for the nine months ended September 30, 2014 include after-tax restructuring and other charges of $47 million, or $0.27 per share, and after-tax income of $17 million, or $0.10 per share from an insurance settlement regarding litigation claims. The results from continuing operations attributable to the company for the nine months ended September 30, 2013 include after-tax restructuring charges of $25 million, or $0.14 per share, an after-tax pension settlement charge of $11 million, or $0.06 per share, and discrete income tax benefits of $13 million, or $0.08 per share.

During the third quarter of 2014, the company purchased and retired 1.1 million of its common shares for $44 million and in October of 2014, the company completed its 2014 repurchase program by purchasing and retiring an additional 1.0 million shares of its common shares for $43 million. With the completion of this repurchase program, the company has repurchased a total of 13.8 million common shares for $525 million throughout the duration of the program. Including the special dividend paid during the first quarter of 2014 as well as the above share repurchases, the company has returned to shareholders approximately $700 million using proceeds received from the sale of forestlands and related assets to Plum Creek in the fourth quarter of 2013.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Savings associated with the previously announced margin improvement program were $56 million for the nine months ended September 30, 2014. The company expects to exceed its target of $75 million of savings in 2014 and achieve its target of $125 million by the end of 2015.

OUTLOOK

For the fourth quarter of 2014, earnings excluding special items are expected to be above year-ago levels on a continuing operations basis. The company expects ongoing benefits from solid execution of its commercial and operational excellence strategies, as well as continued contributions from its growth and productivity investments and cost savings initiatives.

The principal benefits that are expected to drive the company’s improvement in the fourth quarter are:

•	Increases in consumer and industrial packaging volumes;

•	Ongoing value-based pricing initiatives across all packaging businesses;

•	Productivity improvements and continued positive operating leverage from increased mill and plant utilization rates; and

•	Continuing cost reduction efforts, including the company’s ongoing margin improvement program

These principal benefits may be partially offset by:

•	Continued weak global economic conditions, especially in Brazil and the Eurozone;

•	Continued demand challenges in liquid packaging and North American frozen and processed food markets;

•	Continued higher costs for wood fiber; and

•	Negative impact from foreign currency exchange, principally the Euro and the Real

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this document.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

RESULTS OF OPERATIONS

Presented below are results for the three and nine months ended September 30, 2014 and 2013 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$1,468	$1,378	$4,257	$4,079

Cost of sales	1,135	1,095	3,359	3,363
Selling, general and administrative expenses	144	157	465	484
Interest expense	54	39	160	117
Other income, net	(13)	(13)	(27)	(24)

Income from continuing operations before income taxes	148	100	300	139
Income tax provision	41	39	89	30

Income from continuing operations	107	61	211	109
Income from discontinued operations, net of income taxes	1	19	1	51

Net income	108	80	212	160
Less: Net income (loss) attributable to non-controlling interests, net of income taxes	2	0	2	(2)

Net income attributable to the company	$106	$80	$210	$162

Income from continuing operations attributable to the company	$105	$61	$209	$111

Net income per share attributable to the company – basic:
Income from continuing operations	$0.62	$0.34	$1.23	$0.62
Income from discontinued operations	0.01	0.11	0.00	0.29

Net income attributable to the company	$0.63	$0.45	$1.23	$0.91

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.60	$0.34	$1.22	$0.62
Income from discontinued operations	0.01	0.10	0.00	0.28

Net income attributable to the company	$0.61	$0.44	$1.22	$0.90

Shares used to compute net income per share attributable to the company:
Basic	168.8	178.0	169.2	177.3
Diluted	171.6	180.8	172.0	180.1

Sales increased 7% to $1.47 billion for the three months ended September 30, 2014 compared to $1.38 billion for the three months ended September 30, 2013. Sales increased 4% to $4.26 billion for the nine months ended September 30, 2014 compared to $4.08 billion for the nine months ended September 30, 2013. Refer to the segment discussions herein for further information regarding the increase in sales for both the three and nine months ended September 30, 2014.

Cost of sales (“COS”) was $1.14 billion for the three months ended September 30, 2014 compared to $1.10 billion for the three months ended September 30, 2013. The increase in COS for the three months ended September 30, 2014 was primarily driven by the impacts of volume growth and inflation partially offset by improved productivity compared to 2013. COS was $3.36 billion for both the nine months ended September 30, 2014 and 2013, reflecting improved productivity which offset the impacts of volume growth year-over-year.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Selling, general and administrative expenses (“SG&A”) was $144 million, or 9.8% of sales, for the three months ended September 30, 2014 compared to $157 million, or 11.4% of sales, for the three months ended September 30, 2013. The 160 basis point reduction in SG&A as a percent of sales was primarily driven by benefits from the company’s cost savings initiatives, including a 16% reduction in corporate department costs compared to 2013. Selling, general and administrative expenses were $465 million, or 10.9% of sales, for the nine months ended September 30, 2014 compared to $484 million, or 11.9% of sales, for the nine months ended September 30, 2013. The decrease in SG&A for the nine months ended September 30, 2014 was primarily driven by benefits from the company’s cost savings initiatives, including a 16% reduction in corporate department costs, as well as $27 million related to a favorable insurance settlement regarding litigation claims compared to 2013. These benefits were partially offset by higher year-over-year restructuring charges of $30 million, as noted below.

In January 2014, the company initiated a margin improvement program designed to achieve a leaner organization, align the corporate infrastructure to the revenue base and reassess participation within certain business lines and markets. During 2013, the company initiated certain restructuring actions to reduce its overhead across its global operations. Restructuring charges incurred during the three and nine months ended September 30, 2014 and 2013 were pursuant to these actions. Cumulative charges included in the results from continuing operations through September 30, 2014 since the inception of the 2014 margin improvement program were $43 million.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales and selling, general and administrative expense classification in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended September 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$(1)	$1	$0	$0	$0	$0	$0	$(1)	$1	$0	$0
Home, Health & Beauty	1	0	1	(1)	0	1	0	0	0	1	1
Industrial	1	0	1	0	0	0	0	1	0	0	1
Other	0	1	1	0	2	0	2	0	3	0	3

Total charges	$1	$2	$3	$(1)	$2	$1	$2	$0	$4	$1	$5

Three months ended September 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$2	$3	$0	$0	$0	$1	$2	$3
Home, Health & Beauty	1	0	1	1	0	1	2	0	2
Industrial	(1)	0	(1)	0	0	0	(1)	0	(1)
All other	0	1	1	0	0	0	0	1	1

Total charges	$1	$3	$4	$1	$0	$1	$2	$3	$5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Nine months ended September 30, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$(1)	$5	$4	$1	$0	$1	$2	$0	$5	$1	$6
Home, Health & Beauty	2	5	7	1	0	14	15	3	5	14	22
Industrial	2	2	4	0	0	0	0	2	2	0	4
All other	0	16	16	0	14	0	14	0	30	0	30

Total charges	$3	$28	$31	$2	$14	$15	$31	$5	$42	$15	$62

Nine months ended September 30, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$0	$0	$0	$1	$5	$6
Home, Health & Beauty	6	1	7	6	0	6	12	1	13
Industrial	1	1	2	5	0	5	6	1	7
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	5	5	0	0	0	0	5	5

Total charges	$8	$12	$20	$17	$0	$17	$25	$12	$37

Pension income, excluding settlements, curtailments and termination benefits, attributable to continuing operations was $30 million for both the three months ended September 30, 2014 and 2013. Pension income, excluding settlements, curtailments and termination benefits, attributable to continuing operations was $91 million and $74 million for the nine months ended September 30, 2014 and 2013, respectively. Pension income is reported in Corporate and Other for segment reporting purposes. Refer to Note 8 of the Notes to Consolidated Financial Statements for further information regarding settlements, curtailments and termination benefits included in net periodic benefit income.

Other income, net is comprised of the following for the three and nine months ended September 30, 2014 and 2013:

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income [1]	$15	$4	$42	$8
Foreign currency exchange losses	0	0	(4)	(3)
Insurance settlements	0	5	0	8
Other	(2)	4	(11)	11

	$13	$13	$27	$24

(1)	Interest income includes $11 million and $34 million for the three and nine months ended September 30, 2014, respectively, related to a long-term note receivable from the 2013 transaction with Plum Creek.

Interest expense from continuing operations was $54 million for the three months ended September 30, 2014 and was comprised of $32 million related to bond and bank debt, $11 million related to long-term obligations non-recourse to

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MWV, $7 million related to borrowings on insurance policies and $4 million related to other items. Interest expense from continuing operations was $39 million for the three months ended September 30, 2013 and was comprised of $30 million related to bond and bank debt, $1 million related to a long-term obligation non-recourse to MWV, $6 million related to borrowings on insurance policies and $2 million related to other items.

Interest expense from continuing operations was $160 million for the nine months ended September 30, 2014 and was comprised of $98 million related to bond and bank debt, $33 million related to long-term obligations non-recourse to MWV, $19 million related to borrowings on insurance policies and $10 million related to other items. Interest expense from continuing operations was $117 million for the nine months ended September 30, 2013 and was comprised of $90 million related to bond and bank debt, $2 million related to a long-term obligation non-recourse to MWV, $18 million related to borrowings on insurance policies and $7 million related to other items.

For the three and nine months ended September 30, 2014, the effective tax rates attributable to continuing operations were approximately 28% and 30%, respectively. For the three and nine months ended September 30, 2013, the effective tax rates attributable to continuing operations were approximately 39% and 22%, respectively. The differences in the effective tax rates for the three and nine months ended September 30, 2014 and 2013 compared to statutory rates are primarily from the mix and levels between domestic and foreign earnings as well as discrete items. In addition, for the three and nine months ended September 30, 2013, approximately $15 million and $33 million, respectively, of income taxes have been allocated to discontinued operations pursuant to the sale of the company’s U.S. forestlands and related assets in the fourth quarter of 2013.

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

Food & Beverage

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$854	$796	$2,463	$2,359
Segment profit (1)	107	86	255	178

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Food & Beverage segment were $854 million and $796 million for the three months ended September 30, 2014 and 2013, respectively. Sales increased in 2014 due to volume growth and improved pricing and product mix across targeted paperboard end-markets compared to 2013. Global food packaging sales increased 4%, driven by gains

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

in food service which more than offset weakness in the packaged food market. Global beverage packaging sales increased 3% as gains with new Asian beer customers and gains within the growing craft beer market in North America drove volume growth that exceeded relative market trends within these regions. Sales also increased by 19% in global tobacco packaging, driven by gains in North America and new customers in Asia.

Profit for the Food & Beverage segment was $107 million and $86 million for the three months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 due to $21 million from favorable pricing and product mix, $12 million from higher volumes and $9 million from favorable productivity, including savings from cost reduction initiatives and benefits from the biomass boiler at the company’s mill in Covington, VA compared to 2013. These benefits were partially offset by $20 million from inflation and $1 million of unfavorable foreign currency exchange and other items compared to 2013. EBITDA increased 16% to $161 million for the three months ended September 30, 2014 compared to $139 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Food & Beverage segment were $2.5 billion and $2.4 billion for the nine months ended September 30, 2014 and 2013, respectively. Sales increased in 2014 due to volume growth and improved pricing and product mix across targeted paperboard end-markets compared to 2013. Volume growth in global food packaging was primarily driven by food service and liquid packaging which more than offset weakness in the packaged food market compared to 2013. Global beverage packaging sales increased as gains with new Asian beer customers and gains within the growing craft beer market in North America drove volume growth that exceeded relative market trends within these regions. Sales also increased in global tobacco packaging, driven by gains in North America and new customers in Asia primarily during the third quarter of 2014 which partially offset unfavorable volumes during the first six months of 2014.

Profit for the Food & Beverage segment was $255 million and $178 million for the nine months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 due to $72 million from favorable pricing and product mix, $56 million from favorable productivity, including savings from cost reduction initiatives and benefits from the biomass boiler at the company’s mill in Covington, VA, $12 million from higher volumes and $4 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $37 million from inflation and $30 million of costs related to severe winter weather disruptions in the U.S. compared to 2013. EBITDA increased 22% to $417 million for the nine months ended September 30, 2014 compared to $341 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Home, Health & Beauty

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$183	$185	$590	$561
Segment profit (1)	12	6	41	17

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Sales for the Home, Health & Beauty segment were $183 million and $185 million for the three months ended September 30, 2014 and 2013, respectively. Sales of dispensing products were up 6% compared to 2013 primarily driven by volume growth in fragrance pumps, trigger sprayers for home cleaning and aerosol actuators for air care. Sales growth in the third quarter of 2014 was also driven by the positive impacts from multiple new product launches within the home and garden market. In healthcare packaging, particularly adherence solutions, volumes grew compared to 2013 due to completing the transition to Shellpak Renew with a major retail customer. These improvements were more than offset by lower volumes attributed to the exit of the beauty and personal care folding carton packaging business in Europe in the second quarter of 2014 and the exit of the folding carton operations in Brazil in 2013.

Profit for the Home, Health & Beauty segment was $12 million and $6 million for the three months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 due to $6 million from favorable productivity, including savings from cost reduction initiatives, $4 million from improved pricing and product mix and $1 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $5 million from inflation compared to 2013. EBITDA increased 12% to $28 million for the three months ended September 30, 2014 compared to $25 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Home, Health & Beauty segment were $590 million and $561 million for the nine months ended September 30, 2014 and 2013, respectively. Sales increased in 2014 primarily due to the rebound in the North American lawn and garden market which drove volume growth in home and garden dispensing solutions. Sales also increased due to volume gains with new innovative and higher-value products, particularly in the healthcare dispensing and fragrance markets, trigger sprayers for home cleaning and aerosol actuators for air care, compared to 2013. Within the healthcare packaging market, volume growth in 2014 was driven by continued gains in medical dispensers compared to 2013. These benefits were partially offset by lower volumes in 2014 from the exit of the beauty and personal care folding carton packaging business in Europe in the second quarter of 2014 and the exit of the folding carton operations in Brazil in 2013.

Profit for the Home, Health & Beauty segment was $41 million and $17 million for the nine months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 due to $22 million from favorable productivity, including savings from cost reduction initiatives, $6 million from higher volumes, $6 million from improved pricing and product mix, and $5 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $14 million from inflation and $1 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers compared to 2013. EBITDA increased 32% to $90 million for the nine months ended September 30, 2014 compared to $68 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Industrial

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$150	$132	$421	$402
Segment profit (1)	26	16	59	47

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Industrial segment were $150 million and $132 million for the three months ended September 30, 2014 and 2013, respectively. Sales growth in 2014 was primarily driven by higher volumes of corrugated packaging and high-quality linerboard in Brazil, as well as growth in India where sales increased by 28% compared to 2013. Sales also increased due to improved pricing and product mix from initiatives designed to offset inflation primarily in Brazil compared to 2013.

Profit for the Industrial segment was $26 million and $16 million for the three months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 due to $6 million from improved pricing and product mix, $6 million from improved productivity, including savings from cost reduction initiatives, $2 million from higher volumes and $2 million from favorable foreign currency exchange and other items compared to 2013. These benefits were partially offset by $6 million from inflation compared to 2013. EBITDA increased 48% to $37 million for the three months ended September 30, 2014 compared to $25 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Industrial segment were $421 million and $402 million for the nine months ended September 30, 2014 and 2013, respectively. Sales growth in 2014 was driven by increased sales of higher-quality paperboard, higher volumes of corrugated solutions and improved pricing and product mix from initiatives designed to offset inflation compared to 2013. These benefits were partially offset by unfavorable foreign currency exchange compared to 2013.

Profit for the Industrial segment was $59 million and $47 million for the nine months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 due to $34 million from improved pricing and product mix, $8 million from improved productivity, including savings from cost reduction initiatives, and $3 million from higher volumes compared to 2013. These benefits were partially offset by $23 million from inflation and $10 million from unfavorable foreign currency exchange and other items compared to 2013. EBITDA increased 20% to $91 million for the nine months ended September 30, 2014 compared to $76 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Sales	$283	$260	$800	$746
Segment profit (1)	69	66	189	176

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

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

Sales for the Specialty Chemicals segment were $283 million and $260 million for the three months ended September 30, 2014 and 2013, respectively. The sales increase in 2014 was driven by volume growth and pricing and product mix improvements from gains in high value strategic markets for oilfield services, asphalt and carbon technologies compared to 2013.

Profit for the Specialty Chemicals segment was $69 million and $66 million for the three months ended September 30, 2014 and 2013, respectively. Profit in 2014 increased due to $6 million from higher volumes, $5 million from favorable productivity, including savings from cost reduction initiatives, and $4 million from improved pricing and product mix compared to 2013. These benefits were partially offset by $3 million from inflation and $9 million of unfavorable foreign currency exchange and other items, including $7 million of favorable impact from legal and insurance settlements compared to 2013. EBITDA increased 4% to $77 million for the three months ended September 30, 2014 compared to $74 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Sales for the Specialty Chemicals segment were $800 million and $746 million for the nine months ended September 30, 2014 and 2013, respectively. The sales increase in 2014 was driven by volume growth and pricing and product mix improvements from gains in high value strategic markets for oilfield services, asphalt and carbon technologies compared to 2013. These gains were partially offset by unfavorable foreign currency exchange compared to 2013.

Profit for the Specialty Chemicals segment was $189 million and $176 million for the nine months ended September 30, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $14 million from higher volumes, $9 million from favorable pricing and product mix and $8 million from favorable productivity, including savings from cost reduction initiatives compared to 2013. These benefits were partially offset by $7 million of inflation and $11 million from unfavorable foreign currency exchange and other items, including $7 million of favorable impact from legal and insurance settlements compared to 2013. EBITDA increased 6% to $213 million for the nine months ended September 30, 2014 compared to $201 million for the same period of 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Community Development and Land Management

In millions	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013(2)
Sales	$8	$6	$13	$14
Loss (1)	(1)	(3)	(7)	(10)

(1)	Loss is measured as results before restructuring charges, pension income, interest expense and income, and income taxes.
(2)	Results for 2013 have been recast to exclude the discontinued operations of the forestry and certain minerals-related businesses.

The Community Development and Land Management segment is responsible for maximizing the value of 108,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek Timber Company, Inc. The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of the segment exclude the non-controlling interest attributable to Plum Creek.

Sales for the Community Development and Land Management segment were $8 million and $6 million for the three months ended September 30, 2014 and 2013, respectively. Segment loss for the three months ended September 30, 2014 was $1 million compared to a loss of $3 million for the same period of 2013. Sales were $13 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively. Segment loss for the nine months ended September 30, 2014 was $7 million compared to a loss of $10 million for the same period of 2013.

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

During the third quarter of 2014, the company purchased and retired 1.1 million of its common shares for $44 million and in October of 2014, the company completed its 2014 repurchase program by purchasing and retiring an additional 1.0 million shares of its common shares for $43 million. With the completion of this repurchase program, the company has repurchased a total of 13.8 million common shares for $525 million throughout the duration of the program. Including the special dividend paid during the first quarter of 2014 as well as the above share repurchases, the company has returned to shareholders approximately $700 million using proceeds received from the sale of forestlands and related assets to Plum Creek in the fourth quarter of 2013.

Cash and cash equivalents totaled $400 million at September 30, 2014, of which 48% was held in the U.S. with the remaining portions of 22% in Brazil, 17% in Europe, and 13% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with 55% of its cash and cash equivalents invested in U.S. government securities at September 30, 2014.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Operating activities

Cash provided by operating activities from continuing operations was $83 million for the nine months ended September 30, 2014 compared to $164 million for the nine months ended September 30, 2013. During 2014, cash flow generated by higher year-over-year earnings was more than offset by a non-recurring alternative minimum tax payment of $98 million from the sale of the company’s U.S. forestlands in the fourth quarter of 2013. The alternative minimum tax payment of $98 million will be largely recovered by the end of 2016 through lower federal tax payments. In addition, working capital levels were higher in 2014 due to increased customer receivables following strong commercial performance, as well as increased inventory levels to meet customer demand in 2014. Cash provided by operating activities from discontinued operations was $1 million for the nine months ended September 30, 2014 compared to $96 million for the nine months ended September 30, 2013.

Investing activities

Cash used in investing activities from continuing operations was $136 million for the nine months ended September 30, 2014 compared to $315 million for the nine months ended September 30, 2013. The year-over-year decrease was primarily due to lower overall investment spending compared to 2013.

Cash used in investing activities from continuing operations for the nine months ended September 30, 2014 was driven by capital expenditures of $214 million and contributions to joint ventures of $5 million, partially offset by treasury grant proceeds of $39 million as a result of the company’s application for a U.S. Treasury Section 1603 Grant for Specified Energy property associated with the construction of a biomass boiler and steam turbine generator at the company’s Covington, VA paperboard mill. Cash used in investing activities from continuing operations was also partially offset by proceeds from dispositions of assets of $41 million and other sources of funds of $3 million. Cash used in investing activities from continuing operations for the nine months ended September 30, 2013 was driven by capital expenditures of $337 million, contributions to joint ventures of $9 million, and other uses of funds of $9 million, partially offset by proceeds from dispositions of assets of $42 million. Cash used in investing activities from discontinued operations was $2 million for the nine months ended September 30, 2013.

Capital spending in 2014 is expected to be about $350 million driven primarily by growth investments and productivity initiatives, as well as maintenance capital and environmental compliance.

Financing activities

Cash used in financing activities from continuing operations was $601 million for the nine months ended September 30, 2014 compared to $129 million for the nine months ended September 30, 2013. The year-over-year increase was primarily driven by the returning to shareholders, through stock repurchases and a special dividend, proceeds from the company’s sale of its U.S. forestlands and related assets to Plum Creek during the fourth quarter of 2013.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2014 was driven by stock repurchases of $345 million (including $307 million pursuant to an accelerated share repurchase program), dividend payments of $302 million (including a special dividend of $175 million), and repayment of long-term debt of $96 million (including the repayment of $50 million from credit facility borrowings). Cash provided by financing activities from continuing operations for the nine months ended September 30, 2014 included proceeds from the issuance of long-term debt of $77 million (including proceeds from credit facility borrowings of $50 million), proceeds from exercise of employee stock options of $45 million, proceeds from notes payable and other short-term borrowings of $10 million, net changes in bank overdrafts of $2 million, and other sources of funds of $8 million.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2013 was driven by dividend payments of $133 million, repayment of long-term debt of $56 million, the purchase of the remaining 50% non-controlling interest in a pharmaceutical packaging company for $13 million and net changes in bank overdrafts of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

$5 million. Cash provided by financing activities from continuing operations for the nine months ended September 30, 2013 included proceeds from exercises of employee stock options of $46 million, proceeds from notes payable and other short-term borrowings of $24 million, and proceeds from the issuance of long-term debt of $8 million.

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The credit facility is scheduled to expire on January 30, 2017. The principal purpose of the credit facility is to obtain funds for general corporate purposes. The company borrowed $50 million on March 18, 2014 from this credit facility bearing interest at a rate of 1.335% and subsequently repaid the borrowings on April 22, 2014. The credit facility’s agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of September 30, 2014.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 35% at September 30, 2014 and 32% at December 31, 2013.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $4 million for the nine months ended September 30, 2014 compared to an unfavorable impact of $17 million for the nine months ended September 30, 2013.

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

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At September 30, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

from the litigation, including settlement costs, have not been significant. As of September 30, 2014, there were about 570 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. Management believes that the company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At September 30, 2014, the company had recorded litigation liabilities of approximately $21 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

In August 2014, the FASB issued new guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. The new guidance is effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

During the nine months ended September 30, 2014, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

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

Consolidated EBITDA, as adjusted and EBITDA Margins, as adjusted

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2014	2013	2014	2013
Net income	$108	$80	$212	$160
Add:
Restructuring and other charges	7	5	65	37
Pension settlement charge	—	1	—	18
Depreciation, depletion, and amortization	93	96	279	289
Interest expense	54	39	160	117
Income tax provision	41	39	89	30
Non-controlling interests	—	—	—	2
Deduct:
Insurance settlements	—	—	(27)	—
Interest income	(15)	(4)	(42)	(8)
Income from discontinued operations	(1)	(19)	(1)	(51)
Non-controlling interests	(2)	—	(2)	—

EBITDA, as adjusted	$285	$237	$733	$594

Net sales	$1,468	$1,378	$4,257	$4,079
EBITDA Margin	19.4%	17.2%	17.2%	14.6%

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment EBITDA and EBITDA Margins

($ in millions)	Sales	Segment profit	Depreciation and amortization	EBITDA	EBITDA Margins
Three Months Ended September 30, 2014

Food & Beverage	$854	$107	$54	$161	18.9%
Home, Health & Beauty	183	12	16	28	15.3%
Industrial	150	26	11	37	24.7%
Specialty Chemicals	283	69	8	77	27.2%
Community Development and Land Management	8	(1)	—	(1)	NM

Three Months Ended September 30, 2013

Food & Beverage	$796	$86	$53	$139	17.5%
Home, Health & Beauty	185	6	19	25	13.5%
Industrial	132	16	9	25	18.9%
Specialty Chemicals	260	66	8	74	28.5%
Community Development and Land Management	6	(3)	—	(3)	NM

($ in millions)	Sales	Segment profit	Depreciation and amortization	EBITDA	EBITDA Margins
Nine Months Ended September 30, 2014

Food & Beverage	$2,463	$255	$162	$417	16.9%
Home, Health & Beauty	590	41	49	90	15.3%
Industrial	421	59	32	91	21.6%
Specialty Chemicals	800	189	24	213	26.6%
Community Development and Land Management	13	(7)	1	(6)	NM

Nine Months Ended September 30, 2013

Food & Beverage	$2,359	$178	$163	$341	14.5%
Home, Health & Beauty	561	17	51	68	12.1%
Industrial	402	47	29	76	18.9%
Specialty Chemicals	746	176	25	201	26.9%
Community Development and Land Management	14	(10)	1	(9)	NM

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

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2013. There was no material change in the company’s exposure to market risk from December 31, 2013 to September 30, 2014.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of September 30, 2014, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting.

During the three months ended September 30, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

During the three months ended September 30, 2014, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	RISK FACTORS

During the three months ended September 30, 2014, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common stock shares repurchased by the company during the three months ended September 30, 2014 are as follows:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs [1]
July 1, 2014 – July 31, 2014	—	—	—	4,417,154
August 1, 2014 – August 31, 2014	—	—	—	4,417,154
September 1, 2014 – September 30, 2014	1,065,908	$41.76	1,065,908	4,417,154

	1,065,908	$41.76	1,065,908

[1]	On January 28, 2013, the company’s Board of Directors authorized a stock repurchase plan of 5 million shares. Any purchases made under this plan are made opportunistically. There were no stock purchases related to this program in the third quarter of 2014. The number of shares available under this program at September 30, 2014 was 4,417,154 shares. This program will expire upon the purchase of the remaining available shares.

On January 27, 2014 the company’s Board of Directors approved approximately $394 million of share repurchases which comprised of $307 million under an accelerated share repurchase program and $87 million pursuant to open market repurchases.

During the third quarter of 2014, the company purchased and retired 1,065,908 common shares under the open market repurchases program for $44 million. In October 2014, the company purchased and retired 1,064,571 common shares for $43 million. The third quarter and October 2014 purchases completed the $394 million share repurchase program.

Item 5.	OTHER INFORMATION

On October 30, 2014, MeadWestvaco Corporation (the “company”) entered into an agreement (the “Agreement”) with Mr. James A. Buzzard , its former President, for Mr. Buzzard to provide advisory services to management in support of the company’s manufacturing and commercial activities. Under the Agreement, Mr. Buzzard will serve as a consultant through November 30, 2014 and receive a monthly retainer of $15,000. The Agreement may be extended on a month-to-month basis subject to approval of the parties.

This summary of the Agreement is qualified in its entirety by a copy of the Agreement which is attached as Exhibit 10.2 and incorporated by reference herein.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 6.	EXHIBITS

10.1	Agreement between MeadWestvaco Corporation and Mark T. Watkins, dated September 30, 2014

10.2	Agreement between MeadWestvaco Corporation and James A. Buzzard, dated October 1, 2014

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

November 4, 2014	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer