Form 10-K
period 2014-12-31
MEADWESTVACO Corp
filed 2015-02-23
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 1-31215

MeadWestvaco Corporation

(Exact name of registrant as specified in its charter)

Delaware	501 South 5th Street Richmond, Virginia 23219-0501 Telephone 804-444-1000 (Address and telephone number of Registrant’s principal executive offices
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2014, the aggregate market value of common stock held by non-affiliates was $7,374,339,668. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At January 30, 2015, the number of shares of common stock of the Registrant outstanding was 167,440,733.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement filed pursuant to Regulation 14A in connection with the registrant’s annual meeting of stockholders or an amendment to this Annual Report on Form 10-K to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

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

On January 26, 2015, MWV announced it has entered into a Business Combination Agreement (the “Combination Agreement”) with Rock-Tenn Company (“Rock-Tenn”) to create a leading global provider of consumer and corrugated packaging (“TopCo”). Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, MWV stockholders will receive 0.78 shares of TopCo for each share of MWV held. Rock-Tenn shareholders will be entitled to elect to receive either (a) 1.00 shares of TopCo or (b) cash in an amount equal to the volume weighted average price of Rock-Tenn common stock during a five-day period ending three trading days prior to closing for each share of Rock-Tenn held. The cash and stock elections by Rock-Tenn shareholders will be subject to proration such that the resulting ownership of TopCo will be approximately 50.1% by MWV shareholders and 49.9% by Rock-Tenn shareholders, and it is estimated that approximately 7% of Rock-Tenn shares will be converted into cash in lieu of stock.

The completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including (i) the adoption of the Combination Agreement by the affirmative vote of the holders of a majority of all outstanding shares of MWV Common Stock entitled to vote thereon; (ii) the approval of the Combination Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Rock-Tenn Common Stock entitled to vote thereon; (iii) the receipt of certain domestic and foreign governmental approvals; (iv) the receipt of certain tax opinions; (v) the absence of any law or order prohibiting the Mergers; (vi) the effectiveness of the Form S-4; and (vii) the absence of a material adverse effect on Rock-Tenn or MWV. Both parties target closing the transaction in the second calendar quarter of 2015.

The Combination Agreement contains mutual customary representations and warranties made by each of Rock-Tenn and MWV, and also contains mutual customary pre-closing covenants, including covenants, among others, (i) to operate its businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent, (ii) not to solicit, initiate, knowingly encourage or take any other action designed to facilitate, and, subject to certain exceptions, not to participate in any discussions or negotiations, or cooperate in any way with respect to, any inquiries or the making of, any proposal of an alternative transaction or to withdraw the support of its Board of Directors for the Mergers, and (iii) to use their respective reasonable best efforts to obtain governmental, regulatory and third party approvals.

The Combination Agreement contains certain termination rights for each of MWV and Rock-Tenn, including in the event that (i) the Mergers are not consummated on or before January 25, 2016, (ii) the approval of the stockholders of MWV or the shareholders of Rock-Tenn is not obtained at a shareholder meeting or (iii) either MWV or Rock-Tenn terminates the Combination Agreement to enter into a binding agreement providing for a superior alternative transaction. The Combination Agreement further provides that, upon termination of the Combination Agreement under specified circumstances, including a change in the recommendation of the Board of Directors of MWV or Rock-Tenn or a termination of the Combination Agreement by MWV or Rock-Tenn to enter into a binding agreement providing for a superior alternative transaction, MWV or Rock-Tenn, as the case may be, will pay to the other party a termination fee equal to $230 million in cash.

TopCo will have a Board of Directors consisting initially of fourteen directors, (i) eight of whom will be persons designated by Rock-Tenn from the directors of Rock-Tenn as of the date of the Combination Agreement, one of whom will be Mr. Steven C. Voorhees, and (ii) six of whom will be persons designated by MWV from the directors of MWV as of the date of the Combination Agreement, one of whom will be Mr. John A. Luke, Jr.

Under the terms of the Combination Agreement, as of the Effective Time, Mr. Voorhees will be appointed as the Chief Executive Officer and President of TopCo and Mr. Luke will be designated as Non-Executive Chairman of TopCo.

The Combination Agreement provides that, at the Effective Time, the MWV stock options and other equity awards and the Rock-Tenn stock options and other equity awards generally will convert upon the Effective Time into stock options and equity awards with respect to TopCo Common Stock, after giving effect to appropriate adjustments to reflect the consummation of the Mergers.

Additional information about the Combination Agreement is set forth in our Current Report on Form 8-K filed with the SEC on January 28, 2015.

Refer to Part I, Item 1A Risk Factors, for further details regarding the above transaction.

On January 22, 2015, the company announced it has signed a definitive agreement to sell its European tobacco folding carton business to AR Packaging Group AB. The transaction is expected to be completed during the first half of 2015.

On January 8, 2015, the company announced its Board of Directors has approved a plan to fully separate its Specialty Chemicals business from the rest of the company. The separation is expected to be executed by means of a tax-free spinoff of the Specialty Chemicals business. The spinoff is expected to be completed by the end of 2015. Refer to Part I, Item 1A Risk Factors, for further details regarding the above transaction.

For information on other acquisitions and dispositions, refer to Notes Q and S of Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

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

Home, Health & Beauty

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment produces secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

Industrial

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods. In Brazil, where most of this business is based, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions primarily for produce. In Brazil, the segment manufactures high-quality virgin kraftliner and recycled material medium paperboards, and converts the board to corrugated packaging at four box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

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

Community Development and Land Management

The Community Development and Land Management segment is responsible for maximizing the value of 94,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek Timber Company, Inc (“Plum Creek”). The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of this segment exclude the non-controlling interest attributable to Plum Creek.

For a more detailed description of our segments, including financial information, see Note U of Notes to Consolidated Financial Statements included in Part II, Item 8.

Markets and distribution

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

Research and development

MeadWestvaco conducts research and development in the areas of packaging and chemicals. Innovative product development and manufacturing process improvement are the main objectives of these efforts. The company also evaluates and adapts for use new and emerging technologies that may enable new product development and manufacturing cost reductions. Expenditures for research and development were $41 million, $44 million and $45 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Environmental laws and regulations

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $48 million and $67 million in environmental capital expenditures in 2015 and 2016, respectively. Approximately $16 million was spent on environmental capital projects in 2014. Included in the 2015 and 2016 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $3 million to $8 million during 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities at December 31, 2014 by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

Employees

MeadWestvaco currently employs approximately 15,000 people worldwide, of whom approximately half are employed in the U.S. and half are employed internationally. Approximately half of the company’s employees around the world are represented by labor unions under various collective bargaining agreements. The company engages in negotiations with labor unions for new collective bargaining agreements from time to time and negotiated new collective agreements at various manufacturing locations around the world in 2014. The company considers its relationships with its unions and other employee representatives to be generally good. While it is the company’s objective to reach agreements without work stoppages, it cannot predict the outcome of any negotiations.

International operations

MeadWestvaco’s operations outside the U.S. are conducted through subsidiaries located in Canada, Mexico, South America, Europe and Asia. MeadWestvaco’s sales that were attributable to U.S. operations, including export sales, were 67% for the year ended December 31, 2014, 66% for the year ended December 31, 2013 and 67% for year ended December 31, 2012. Export sales from MeadWestvaco’s U.S. operations were 19% for the year ended December 31, 2014, 18% for the year ended December 31, 2013 and 17% for the year ended December 31, 2012. Sales that were attributable to foreign operations were 33% for the year ended December 31, 2014, 34% for the year ended December 31, 2013 and 33% for the year ended December 31, 2012. For more information about the company’s U.S. and foreign operations, see Note U of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

Risks relating to the Merger Transaction

On January 25, 2015, the company entered into a Business Combination Agreement (the “Combination Agreement,” and the transactions contemplated thereby, collectively, the “Combination Transaction”, “Business Combination” or “Merger Transaction”) with Rock-Tenn to create a leading global provider of consumer and corrugated packaging. In the Combination Agreement, MWV and Rock-Tenn have agreed, subject to the terms and conditions of the Combination Agreement, to effect a strategic combination of their respective businesses by: (i) Rock-Tenn forming a new holding company organized under the laws of Delaware, the name of which will be mutually agreed upon by Rock-Tenn and MWV (“TopCo”), (ii) Rock-Tenn merging with a newly formed wholly owned direct subsidiary of TopCo, with Rock-Tenn surviving such merger as a direct wholly owned subsidiary of TopCo (the “Rock-Tenn Merger”), and (iii) MWV merging with and into a newly formed wholly owned direct subsidiary of TopCo, with such subsidiary surviving such merger as a direct wholly owned subsidiary of TopCo (the “MWV Merger” and, together with the Rock-Tenn Merger, the “Mergers”). Refer to Part I, Item 1 Business, for further details regarding the above transaction.

Failure to complete the proposed Combination Transaction could adversely affect the company’s business and the market price of our common stock.

There is no assurance that the closing of the proposed Combination Transaction will occur. Consummation of the Combination Transaction is subject to various conditions, including the adoption of the Combination Agreement by the stockholders of MWV and the shareholders of Rock-Tenn, the receipt of certain domestic and foreign governmental approvals, the absence of any law or order prohibiting the Mergers and certain other conditions. The company cannot predict with certainty whether and when any of these conditions will be satisfied. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of the Board of Directors of MWV or Rock-Tenn or a termination of the Combination Agreement by MWV or Rock-Tenn to enter into a binding agreement providing for a superior alternative transaction. If the Combination Transaction is not consummated, and there are no other parties willing and able to enter into an alternative transaction with the company on terms acceptable to MWV, our stock price will likely decline as our stock has recently traded at prices based on the announcement of the proposed Business Combination. A failed transaction may also result in negative publicity and a negative impression of the company in the investment community. If the Combination Agreement is not adopted by our stockholders and the Rock-Tenn shareholders, or if the Mergers are not consummated for any other reason, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected. Upon termination of the Combination Agreement by us or Rock-Tenn under specified conditions, we may be required to pay a termination fee of $230 million to Rock-Tenn, or our remedy may be limited to receipt of a termination fee of $230 million from Rock-Tenn, and under some circumstances, we would not be entitled to receive any termination fee. The occurrence of any of these events individually or in combination could have a material adverse impact on the company’s results of operations and stock price.

We will incur substantial transaction-related costs in connection with the Merger Transaction.

The company has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Business Combination, as well as the direction of management resources towards the Business Combination. We expect to incur additional costs associated with completing the Business Combination and combining the operations of the company and Rock-Tenn. Additional unanticipated costs may be incurred in the future.

MWV will be subject to business uncertainties and contractual restrictions while the combination transaction is pending.

Uncertainty about the effect of the combination on employees, suppliers and customers may have an adverse effect on MWV and consequently on the combined company. These uncertainties may impair each party’s ability to attract, retain and motivate key personnel until the combination is completed, and could cause suppliers, customers and others that deal with the parties to seek to change existing business relationships with them. Retention of certain employees may be challenging during the pendency of the combination, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues related to the uncertainty and difficulty of integration or a desire not to remain with the businesses, the combined company’s business following the combination could be negatively impacted. In addition, the combination agreement restricts each of MWV and Rock-Tenn from making certain acquisitions and expenditures, entering into certain contracts, and taking other specified actions until the mergers occurs without the consent of the other party. These restrictions may prevent MWV from pursuing attractive business opportunities that may arise prior to the completion of the combination.

Putative stockholder class actions challenging the Business Combination have been filed, and an unfavorable judgment or ruling in any of these lawsuits could prevent or delay the consummation of the Business Combination and result in substantial costs.

Putative class actions challenging the Business Combination have been filed on behalf of the company’s stockholders. Among other remedies, the plaintiffs seek to enjoin the Business Combination from proceeding. The outcome of any such litigation is uncertain. Moreover, additional lawsuits related to the Business Combination may be filed against us, Rock-Tenn, and our affiliates and directors. These lawsuits could prevent or delay completion of Business Combination and/or result in substantial costs to us, including any costs associated with the indemnification of our directors. The company believes these actions are without merit.

Risks relating to our business

On January 8, 2015, the company announced approval of a plan to fully separate the Specialty Chemicals business. The separation is expected to be executed by means of a tax-free spinoff of the Specialty Chemicals business to MWV shareholders, resulting in two independent, publicly traded companies. The spinoff is expected to be completed by the end of 2015 and is subject to a legal opinion on the tax-free nature of the transaction. Failure to complete the transaction could adversely impact the market price of our common stock.

If the transaction is not completed for any reason, the price of MWV common stock may decline to the extent that the market price of MWV common stock reflects positive market assumptions that the transaction will be completed and the related benefits realized. The company may also be subject to additional risks if the transaction is not completed including potential disruption to the company’s Specialty Chemicals business and the distraction of its workforce and management team.

U.S. and global economic conditions could have an adverse effect on the profitability of some or all of our businesses.

Consumer and business confidence, the availability and cost of credit, consumer spending and business investment, the volatility and strength of the capital markets, and inflation all affect the business and economic environment and, ultimately, the profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower business investment and lower consumer spending, the demand for our products would be adversely affected. Adverse developments in the U.S., Europe or emerging markets, including Brazil and China, could negatively affect earnings and have a material adverse effect on our business, results of operations, cash flows and financial position. Such adverse effects could include the interruption of production at the facilities of our customers, the reduction, delay or cancellation of customer orders, delays in or the inability of customers to obtain financing to purchase our products, and bankruptcy of customers or other related parties. While we have procedures to monitor and limit exposure to credit risk, there can be no assurance such procedures will effectively limit our credit risk and avoid losses, which could have a material adverse effect on our operating results. In a challenging and uncertain economic environment, we cannot predict whether or when such adverse economic circumstances may occur, or what impact, if any, such circumstances could have on our business, results of operations, cash flow and financial position.

The company has announced a margin improvement program. If we fail to execute fully on this initiative, we may not realize all the improvements we have publicly announced.

In January of 2014, the company announced a program to generate increased earnings and cash flow. As of December 31, 2014, the company realized $85 million in savings. The program is expected to deliver total cumulative pre-tax cost savings of approximately $135 million by the end of 2015. Management is committed to achieving these goals and believes they are attainable. The company’s degree of success in attaining these objectives will affect its operating earnings and cash flow.

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

For the year ended December 31, 2014, sales outside the U.S. were approximately 52% of total sales, which includes 19% of export sales to our foreign customers. We completed a substantial expansion of our corrugated packaging operations in Brazil as well as expanded our participation in other emerging markets, including China and India. As our international operations and activities expand, we inevitably have greater exposure to the risks of operating in many foreign countries. These factors include:

•	Changes in foreign currency exchange rates which could adversely affect our competitive position, selling prices and manufacturing costs, and therefore the demand for our products in a particular market.

•	Trade protection measures in favor of local producers of competing products, including government subsidies, tax benefits, trade actions (such as anti-dumping proceedings) and other measures giving local producers a competitive advantage over the company.

•	Changes generally in political, regulatory or economic conditions in the countries in which we conduct business.

•	Commercial and regulatory difficulties in markets where corrupt practices are frequently encountered.

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

MeadWestvaco’s global headquarters are located in Richmond, Virginia. MeadWestvaco believes that its facilities have sufficient capacity to meet current production requirements. The locations of MeadWestvaco’s production facilities by reporting segment and research facilities are currently as follows:

Food & Beverage
Ajax, Ontario, Canada	Lanett, Alabama
Appomattox, Virginia	Low Moor, Virginia
Atlanta, Georgia	Moscow, Russian Federation (Leased)
Bilbao, Spain	Roosendaal, The Netherlands
Bristol, United Kingdom	Săo Paulo, Săo Paulo, Brazil (Leased)
Buenos Aires, Argentina (Leased)	Santiago de Chile, Chile (Leased)
Chicago, Illinois	Shimada, Japan
Cottonton, Alabama	Silsbee, Texas
Covington, Virginia	Smyrna, Georgia
Deols, France	Svitavy, Czech Republic
Evadale, Texas	Trier, Germany
Graz, Austria	Venlo, The Netherlands
Krakow, Poland

Home, Health & Beauty
Aqua Branca, Săo Paulo, Brazil	St. Petersburg, FL (Leased)
Barcelona, Spain	Tecate, Mexico (Leased)
Dublin, Ireland (Leased)	Tijuana, Mexico (Leased)
Grandview, Missouri	Valinhos, Săo Paulo, Brazil
Hemer, Germany	Vicenza, Italy
Mebane, North Carolina	Vise, Belgium (Leased)
Milan, Italy	Waalwijk, The Netherlands (Leased)
San Luis Potosi, Mexico	Winfield, Kansas
Sion, Switzerland (Leased)	Wuxi, People’s Republic of China
Slatersville, Rhode Island (Leased)

Industrial
Araçatuba, Săo Paulo, Brazil	Pune, India
Blumenau, Santa Catarina, Brazil	Tres Barras, Santa Catarina, Brazil
Morai, Gujarat, India	Valinhos, Săo Paulo, Brazil
Pacajus, Ceara, Brazil	Vapi, India

Specialty Chemicals
Covington, Virginia	Palmeira, Santa Catarina, Brazil
DeRidder, Louisiana	Waynesboro, Georgia
Duque de Caxias, Rio de Janeiro, Brazil	Wickliffe, Kentucky
North Charleston, South Carolina	Wuijang, People’s Republic of China

Community Development and Land Management Group and Forestry Centers
Ridgeville, South Carolina	Tres Barras, Santa Catarina, Brazil
Summerville, South Carolina	Woodbine, Georgia

Research Facilities
North Charleston, South Carolina	Shekou Shenzhen, People’s Republic of China
Richmond, Virginia (Leased)	Tres Barras, Santa Catarina, Brazil

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

As of December 31, 2014, MeadWestvaco owned approximately 94,000 acres of development landholdings in the Charleston, South Carolina region and approximately 135,000 acres of forestlands in Brazil (more than 1,200 miles from the Amazon rainforest).

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

Item 4.	Mine safety disclosures

Not applicable.

Executive officers of the registrant

Name	Age*	Present position	Year in which service in present position began
John A. Luke, Jr.**	66	Chairman and Chief Executive Officer	2002
Robert K. Beckler	53	Executive Vice President	2014
Robert A. Feeser	53	Executive Vice President	2014
E. Mark Rajkowski	56	Senior Vice President and Chief Financial Officer	2004
Peter C. Durette	41	Senior Vice President	2012
Linda V. Schreiner	55	Senior Vice President	2002
Wendell L. Willkie, II	63	Senior Vice President, General Counsel and Secretary	2002
Robert E. Birkenholz	54	Vice President and Treasurer	2011
Donna O. Cox	51	Vice President	2005
Brent A. Harwood	51	Vice President and Controller	2013

*	As of February 23, 2015
**	Director of MeadWestvaco

MeadWestvaco’s officers are elected by the Board of Directors annually for one-year terms. There are no family relationships among any of our directors or executive officers or understandings between any executive officer and any other person pursuant to which the officer was selected as an officer.

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

Brent A. Harwood, Assistant Controller, 2006-2012; Controller, Cadmus Communications Corporation, 2001-2006; Deloitte & Touche LLP, 1990-2001.

Part II

Item 5. Market for the registrant’s common equity, related stockholder matters and issuer purchases of equity securities

(a)	Market and price range of common stock

MeadWestvaco’s common stock is traded on the New York Stock Exchange under the symbol MWV.

	Year ended December 31, 2014		Year ended December 31, 2013
STOCK PRICES	High	Low	High	Low
First quarter	$37.99	$33.59	$38.39	$31.14
Second quarter	44.59	37.31	36.74	33.47
Third quarter	44.72	40.83	39.38	33.95
Fourth quarter	45.43	37.28	39.33	33.38

This table reflects the range of market prices of MeadWestvaco common stock as quoted in the New York Stock Exchange Composite Transactions.

(b)	Approximate number of common shareholders

At January 30, 2015, the number of shareholders of record of MeadWestvaco common stock was approximately 17,000. This number includes approximately 10,000 current or former employees of the company who were MeadWestvaco shareholders by virtue of their participation in our savings and investment plans.

(c)	Dividends

The following table reflects historical dividend information for MeadWestvaco for the periods indicated.

DIVIDENDS PER SHARE	Year ended December 31, 2014	Year ended December 31, 2013
First quarter (1)	$1.25	$0.25
Second quarter	0.25	0.25
Third quarter	0.25	0.25
Fourth quarter	0.25	0.25

	$2.00	$1.00

(1)	Dividends per share for the first quarter of 2014 include a special dividend of $1.00 per share paid on March 3, 2014.

On January 26, 2015 the Board of Directors of MeadWestvaco approved a regular quarterly dividend of $0.25 per common share, to be paid on March 2, 2015 to shareholders of record as of February 5, 2015.

(d)	Stock repurchases

Common stock shares repurchased by the company during the three months ended December 31, 2014 are as follows:

	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	1,064,571	$40.57	1,064,571	4,417,154
November 1, 2014 – November 30, 2014	—	—	—	4,417,154
December 1, 2014 – December 31, 2014	—	—	—	4,417,154

	1,064,571	$40.57	1,064,571

On January 28, 2013, the company’s Board of Directors authorized a stock repurchase plan of 5 million shares. Any purchases made under this plan are made opportunistically. There were no stock purchases related to this program in the fourth quarter of 2014. The number of shares available under this program at December 31, 2014 was 4,417,154 shares. This program will expire upon the purchase of the remaining available shares.

On January 27, 2014 the company’s Board of Directors approved approximately $394 million of share repurchases which comprised of $307 million under an accelerated share repurchase program and $87 million pursuant to open market repurchases. Purchases in the fourth quarter of 2014 completed the $394 million share repurchase program.

Item 6.	Selected financial data

Dollars in millions, except per share data

	Years ended December 31,
	2014		2013		2012		2011		2010
EARNINGS
Net sales	$5,631		$5,389		$5,287		$5,179		$4,794
Income from continuing operations attributable to the company	262		320		153		177		137
Income (loss) from discontinued operations	1		519		52		69		(31)
Net income attributable to the company	263	[1]	839	[2]	205	[3]	246	[4]	106 [5]
Income from continuing operations:
Per share – basic	1.55		1.81		0.88		1.04		0.80
Per share – diluted	1.53		1.78		0.87		1.02		0.79
Net income per share – basic	1.55		4.74		1.18		1.45		0.62
Net income per share – diluted	1.53		4.66		1.16		1.42		0.62
Depreciation, depletion and amortization expense	370		390		366		361		354

COMMON STOCK
Number of common shareholders	17,000		17,000		18,000		20,000		21,000
Weighted average number of shares outstanding:
Basic	169		177		174		170		170
Diluted	172		180		177		174		173
Dividends paid	$344		$177		$173		$170		$160
Per share:
Dividends declared	2.00	[6]	1.00		1.00		1.00		0.94
Book value	19.46		22.61		19.04		18.50		19.40

FINANCIAL POSITION
Working capital	$945		$1,300		$960		$766		$1,220
Current ratio	1.9		2.1		1.9		1.5		2.0
Property, plant, equipment and forestlands, net	$3,422		$3,647		$3,593		$3,276		$2,982
Total assets	9,364		10,285		8,908		8,810		8,814
Long-term debt, excluding current maturities	1,790		1,816		2,100		1,880		2,042
Shareholders’ equity	3,254		3,944		3,340		3,162		3,266
Debt to total capital (shareholders’ equity and total debt)	37%		32%		39%		40%		39%

OPERATIONS
Primary production of paperboard (thousands, in tons)	3,082		2,998		2,936		2,848		2,804
New investment in property, plant, equipment and forestlands on a continuing operations basis	$346		$506		$654		$652		$226
Acres of forestlands owned (thousands)	135		135		135		135		135
Number of employees at December 31	15,000		16,000		16,000		17,000		18,000

[1]	2014 results include after-tax restructuring and other charges of $81 million, or $0.47 per share, after-tax income of $17 million, or $0.10 per share, related to an insurance settlement regarding litigation claims and discrete income tax benefits of $9 million, or $0.05 per share.
[2]	2013 results include after-tax income from the release of reserves for alternative fuel mixture credits of $165 million, or $0.92 per share, after-tax restructuring and other charges of $32 million, or $0.18 per share, after-tax pension settlement charges of $11 million, or $0.06 per share, and discrete income tax benefits of $13 million, or $0.07 per share. 2013 results also include after-tax income from discontinued operations of $519 million, or $2.88 per share.
[3]	2012 results include after-tax restructuring charges of $17 million, or $0.10 per share, an after-tax benefit from cellulosic biofuel producer credits, net of exchange of alternative fuel mixture credits of $9 million, or $.06 per share. 2012 results also include after-tax income from discontinued operations of $52 million, or $0.29 per share.
[4]	2011 results include after-tax restructuring charges of $19 million, or $0.11 per share and an after-tax benefit plan charge of $6 million or $0.03 per share. 2011 results also include after-tax income from discontinued operations of $69 million, or $0.40 per share.
[5]	2010 results include after-tax restructuring charges of $34 million, or $0.20 per share, tax benefits of $29 million, or $0.17 per share, from cellulosic biofuel producer credits and audit settlements, an after-tax gain of $5 million, or $0.03 per share, related to post-retirement and pension curtailments, and an after-tax charge of $4 million, or $0.02 per share, from early extinguishment of debt. 2010 results also include an after-tax loss from discontinued operations of $31 million, or $0.17 per share.
[6]	Dividends declared in 2014 include a special dividend of $1.00 per share paid on March 3, 2014.

Item 7.	Management’s discussion and analysis of financial condition and results of operations

OVERVIEW

For the year ended December 31, 2014, the company increased sales by 5% driven by volume growth and improved pricing and product mix in targeted packaging and specialty chemicals markets compared to 2013. These improvements were partially offset by unfavorable foreign currency exchange compared to 2013, as well as the impacts from the dispositions of the company’s European beauty and personal care folding carton business in the second quarter of 2014 and the Brazilian folding carton business in 2013.

For the year ended December 31, 2014, income from continuing operations before income taxes increased by 79% to $397 million compared to $222 million in 2013. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”), adjusted to exclude special items, increased 22% to $979 million, or 17.4% of sales, for the year ended December 31, 2014 compared to $802 million, or 14.9% of sales, in 2013. Continued execution of the company’s profitable growth strategies including strong commercial and operational performance, favorable productivity and cost reduction initiatives expanded margins and drove earnings growth for the year ended December 31, 2014 compared to 2013.

Refer to the “Use of Non-GAAP Measures” section herein for further information regarding the operational measures of both consolidated and segment-level EBITDA and EBITDA margins.

For the year ended December 31, 2014, income from continuing operations attributable to the company was $262 million, or $1.53 per share, compared to $320 million, or $1.78 per share, for the year ended December 31, 2013. The results from continuing operations attributable to the company for the year ended December 31, 2014 include after-tax restructuring and other charges of $81 million, or $0.47 per share, after-tax income of $17 million, or $0.10 per share from an insurance settlement regarding litigation claims, and discrete income tax benefits of $9 million, or $0.05 per share. The results from continuing operations attributable to the company for the year ended December 31, 2013 include after-tax restructuring and other charges of $32 million, or $0.18 per share, an after-tax pension settlement charge of $12 million, or $0.06 per share, after-tax income from the release of reserves for alternative fuel mixture credits of $166 million, or $0.92 per share, and discrete income tax benefits of $13 million, or $0.07 per share.

Cash provided by operating activities from continuing operations increased to $381 million for the year ended December 31, 2014 compared to $358 million for the year ended December 31, 2013, primarily reflecting improved cash earnings compared to 2013. Capital expenditures declined to $346 million for the year ended December 31, 2014 compared to $506 million for the year ended December 31, 2013, reflecting lower overall investment spending primarily related to the Covington biomass boiler, which was completed in the fourth quarter of 2013.

Savings associated with the previously announced margin improvement program were $85 million for the year ended December 31, 2014. The company expects to achieve approximately $135 million of cumulative savings by the end of 2015.

OUTLOOK

For the first quarter of 2015, earnings excluding special items are expected to be modestly above year-ago levels on a continuing operations basis. The company expects to generate improvement across each of its business segments from ongoing benefits of its commercial and operational excellence strategies, continued contributions from its growth and productivity investments, and savings from its margin improvement initiatives. Benefits from these internal improvement drivers will be substantially offset by non-operational factors of lower pension income and unfavorable foreign exchange. Pension income is expected to be approximately $62 million pre-tax in 2015, excluding impacts from any settlements, curtailments and termination benefits, due largely to the recently revised mortality assumptions and lower interest rates. As such, pension income is expected to be approximately $15 million pre-tax in the first quarter of 2015 compared to $30 million pre-tax in the first quarter of 2014. Unfavorable foreign exchange, principally the Euro and the Real, is expected to negatively impact first quarter 2015 pre-tax earnings by about $10 million on a year-over-year basis.

Recent Developments

On January 26, 2015, MWV announced it has entered into a definitive combination agreement with Rock-Tenn to create a leading global provider of consumer and corrugated packaging (“TopCo”). Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, MWV stockholders will receive 0.78 shares of TopCo for each share of MWV held. Rock-Tenn shareholders will be entitled to elect to receive either (a) 1.00 shares of TopCo or (b) cash in an amount equal to the volume weighted average price of Rock-Tenn common stock during a five-day period ending three trading days prior to closing for each share of Rock-Tenn held. The cash and stock elections by Rock-Tenn shareholders will be subject to proration such that the resulting ownership of TopCo will be approximately 50.1% by MWV shareholders and 49.9% by Rock-Tenn shareholders, and it is estimated that approximately 7% of Rock-Tenn shares will be converted into cash in lieu of stock. The transaction requires the approval of shareholders of both MWV and Rock-Tenn and is subject to receipt of certain regulatory approvals and other customary closing conditions. The company targets closing the transaction in the second calendar quarter of 2015. Refer to Part I, Item 1A Risk Factors, for further details regarding the above transaction.

On January 22, 2015, the company announced it has signed a definitive agreement to sell its European Tobacco Folding Carton business to AR Packing Group AB. Pre-tax restructuring charges of $30 million related to asset write-downs were recorded in the fourth quarter of 2014. The transaction is expected to be completed during the first half of 2015.

On January 8, 2015, the company announced its Board of Directors has approved a plan to fully separate its Specialty Chemicals business from the rest of the company. The separation is expected to be executed by means of a tax-free spinoff of the Specialty Chemicals business. The spinoff is expected to be completed by the end of 2015. Refer to Part I, Item 1A Risk Factors, for further details regarding the above transaction.

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-looking Statements” section located later in this report.

RESULTS OF OPERATIONS

The following table summarizes MWV’s results for the years ended December 31, 2014, 2013 and 2012, as reported in accordance with accounting principles generally accepted in the U.S (“GAAP”). All references to per share amounts are presented on an after-tax basis.

	Years ended December 31,
In millions, except per share data	2014	2013	2012
Net sales	$5,631	$5,389	$5,287
Cost of sales	4,465	4,429	4,257
Selling, general and administrative expenses	607	638	682
Interest expense	213	159	152
Other income, net	(51)	(59)	(14)

Income from continuing operations before income taxes	397	222	210
Income tax provision (benefit)	117	(97)	54

Income from continuing operations	280	319	156
Income from discontinued operations, net of income taxes	1	519	52

Net income	281	838	208

Less: Net income (loss) attributable to non-controlling interests	18	(1)	3

Net income attributable to the company	$263	$839	$205

Income from continuing operations attributable to the company	$262	$320	$153

Net income per share – basic:
Income from continuing operations	$1.55	$1.81	$0.88
Income from discontinued operations	—	2.93	0.30

Net income attributable to the company	$1.55	$4.74	$1.18

Net income per share – diluted:
Income from continuing operations	$1.53	$1.78	$0.87
Income from discontinued operations	—	2.88	0.29

Net income attributable to the company	$1.53	$4.66	$1.16

Comparison of Years Ended December 31, 2014 and 2013

Sales increased 5% to $5.63 billion for the year ended December 31, 2014 compared to $5.39 billion for the year ended December 31, 2013. Refer to the segment discussions herein for further information regarding the increase in sales for the year ended December 31, 2014.

Cost of sales (“COS”) was $4.47 billion for the year ended December 31, 2014 compared to $4.43 billion for the year ended December 31, 2013. The increase in COS for the year ended December 31, 2014 was primarily driven by the impacts of volume growth as well as input cost inflation for energy, raw materials and freight which were $67 million higher compared to 2013. These impacts were partially offset by improved productivity compared to 2013.

Selling, general and administrative expenses (“SG&A”) was $607 million, or 10.8% of sales, for the year ended December 31, 2014 compared to $638 million, or 11.8% of sales, for the year ended December 31, 2013. The 100 basis point reduction in SG&A as a percent of sales was primarily driven from the company’s cost savings program, including a 17% reduction in corporate department costs, as well as $27 million related to a favorable insurance settlement regarding litigation claims compared to 2013. These benefits were partially offset by higher year-over-year restructuring charges of $32 million, as noted below.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and Other income, net classification in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Year ended December 31, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$0	$5	$5	$24	$0	$8	$32	$24	$5	$8	$37
Home, Health & Beauty	1	5	6	3	0	14	17	4	5	14	23
Industrial	2	2	4	0	0	0	0	2	2	0	4
Other	0	18	18	0	14	0	14	0	32	0	32

Total charges	$3	$30	$33	$27	$14	$22	$63	$30	$44	$22	$96

Year ended December 31, 2013

	Employee-related costs			Asset write-downs and other costs			Total
In millions	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$1	$0	$1	$2	$5	$7
Home, Health & Beauty	7	1	8	13	0	13	20	1	21
Industrial	1	1	2	4	0	4	5	1	6
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	1	1	0	5	5

Total charges	$9	$11	$20	$24	$1	$25	$33	$12	$45

Pension income from continuing operations was $101 million (net of charges for curtailments, settlements and termination benefits of $20 million) for the year ended December 31, 2014 and $85 million (net of charges for settlements and termination benefits of $21 million) for the year ended December 31, 2013. Pension income is recorded in COS (approximately 75%) and SG&A (approximately 25%) and is included in Corporate and Other for segment reporting purposes. Pension income is expected to be approximately $62 million in 2015, excluding impacts from any settlements, curtailments and termination benefits. Lower expected pension income in 2015 compared to 2014 is due in part to the impact of the company’s adoption of recently published mortality assumptions.

Interest expense was $213 million for the year ended December 31, 2014 and was comprised of $134 million related to bond and bank debt, $44 million related to long-term obligations non-recourse to MWV, $25 million related to borrowings under life insurance policies and $10 million related to other borrowings. Interest expense was $159 million for the year ended December 31, 2013 and was comprised of $121 million related to bond and bank debt, $4 million related to a long-term obligation non-recourse to MWV, $24 million related to borrowings under life insurance policies and $10 million related to other borrowings.

Other income, net was $51 million and $59 million for the years ended December 31, 2014 and 2013, respectively, and was comprised of the following:

	Years ended December 31,
In millions	2014	2013
Interest income[1]	$57	$14
Foreign currency exchange losses	(2)	(4)
Transition services	—	1
Alternative fuel mixture credits[2]	—	24
Insurance settlements	—	14
Other, net[3]	(4)	10

	$51	$59

[1]	Interest income includes $45 million for the year ended December 31, 2014 related to a long-term note receivable from the 2013 transaction with Plum Creek.
[2]	In the fourth quarter of 2013, the company released $24 million of reserves related to alternative fuel mixture credits. In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of $15 million of alternative fuel mixture credits received from excise tax filings during 2009 and 2010
[3]	For the year ended December 31, 2014, Other, net includes restructuring charges of $14 million associated with the loss on the sale of the European beauty and personal care folding carton business and $6 million related to goodwill impairment associated with the planned sale of the European tobacco folding carton business.

The company’s effective tax rate attributable to continuing operations was 29% for the year ended December 31, 2014 and the effective tax rate benefit attributable to continuing operations was 44% for the year ended December 31, 2013. The differences in the effective tax rate for the year ended December 31, 2014 compared to statutory rates were primarily from the mix and levels of domestic and foreign earnings as well as discrete items. For the year ended December 31, 2013, an income tax benefit of $142 million related to the release of reserves for alternative fuel mixture credit as a result of the settlement of certain audits is reflected within the tax provision. In addition, for the year ended December 31, 2013 differences in the effective rate compared to statutory rates were primarily from the mix and levels of domestic and foreign earnings as well as other discrete items.

Discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 primarily relate to the sale of the company’s forestry and minerals-related businesses on December 6, 2013 and the spinoff of the Consumer & Office Products business on May 1, 2012. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for further information.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty, (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management. Refer to Item 1 Business for a description of each of the company’s segments.

Refer to Note U of Notes to Consolidated Financial Statements included in Part II, Item 8 for a reconciliation of the sum of the results of the segments and Corporate and Other to consolidated income from continuing operations before income taxes. Corporate and Other includes expenses associated with corporate support staff services, as well as income and expense items not directly associated with ongoing segment operations, such as alternative fuel mixture credits, restructuring charges, pension income and curtailment gains and losses, interest expense and income, certain legal settlements, gains and losses on certain asset sales and other items.

Food & Beverage

	Years ended December 31,
In millions	2014	2013
Sales	$3,228	$3,106
Segment profit [1]	326	239

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Food & Beverage segment were $3.2 billion and $3.1 billion for the years ended December 31, 2014 and 2013, respectively. Sales increased in 2014 due to volume growth and improved pricing and product mix across targeted paperboard end-markets compared to 2013. Volume growth in global food packaging was primarily driven by food service and liquid packaging as well as out-performance of market trends within premium paperboard which more than offset weakness in the packaged food market compared to 2013. Global beverage packaging sales increased as gains with new Asian beer customers and gains within the growing craft beer market in North America drove volume growth that exceeded relative market trends within these regions as well as offset unfavorable foreign currency exchange compared to 2013. Sales also increased in global tobacco packaging, driven by gains in North America and new customers in Asia compared to 2013.

Profit for the Food & Beverage segment was $326 million and $239 million for the years ended December 31, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $85 million from favorable pricing and product mix, $65 million from favorable productivity, including savings from cost reduction initiatives and benefit from the biomass boiler at the company’s mill in Covington, Virginia, $14 million from higher volumes, and $3 million from other drivers compared to 2013. These benefits were partially offset by $50 million from inflation and $30 million of costs related to severe winter weather disruptions in the U.S. compared to 2013. EBITDA increased 19% to $543 million for the year ended December 31, 2014 compared to $456 million for the year ended December 31, 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Home, Health & Beauty

	Years ended December 31,
In millions	2014	2013
Sales	$781	$743
Segment profit [1]	55	21

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Home, Health & Beauty segment were $781 million and $743 million for the years ended December 31, 2014 and 2013, respectively. Sales increased in 2014 due to volume gains with new innovative and higher-value products, particularly in the fragrance markets, trigger sprayers for home cleaning, and aerosol actuators for air care compared to 2013. Sales also increased in 2014 primarily due to the rebound in the North American lawn and garden market which drove volume growth in hose-end sprayers compared to 2013. Within the healthcare packaging market, sales growth in 2014 was driven by gains in secondary and adherence packaging compared to 2013. These benefits were partially offset by lower volumes in 2014 from the exit of the beauty and personal care folding carton packaging business in Europe in the second quarter of 2014 and the exit of the folding carton operations in Brazil in 2013.

Profit for the Home, Health & Beauty segment was $55 million and $21 million for the years ended December 31, 2014 and 2013, respectively. Profit increased in 2014 due to $26 million from improved productivity, including savings from cost reduction initiatives, $9 million from higher volumes, $9 million from improved pricing and product mix, and $9 million from other drivers compared to 2013. These benefits were partially offset by $18 million from inflation and $1 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers compared to 2013. EBITDA increased 32% to $119 million for the year ended December 31, 2014 compared to $90 million for the year ended December 31, 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Industrial

	Years ended December 31,
In millions	2014	2013
Sales	$560	$548
Segment profit [1]	86	65

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Industrial segment were $560 million and $548 million for the years ended December 31, 2014 and 2013, respectively. Sales increased in 2014 due to volume growth and improved pricing and product mix across targeted paperboard and corrugated markets compared to 2013. Sales growth in Brazil was driven by increased sales of higher-quality paperboard, higher volumes of corrugated solutions and improved pricing and product mix from initiatives designed to offset inflation compared to 2013. Sales growth in India was driven by enhanced machine productivity and execution of commercial strategies with key brand owners compared to 2013. These benefits were partially offset by unfavorable foreign currency exchange compared to 2013.

Profit for the Industrial segment was $86 million and $65 million for the years ended December 31, 2014 and 2013, respectively. Profit increased in 2014 due to $42 million from improved pricing and product mix, $18 million from improved productivity, including savings from cost reduction initiatives, and $2 million from higher volumes compared to 2013. These benefits were partially offset by $28 million from inflation and $13 million from unfavorable foreign currency exchange and other drivers compared to 2013. EBITDA increased 22% to $128 million for the year ended December 31, 2014 compared to $105 million for the year ended December 31, 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Specialty Chemicals

	Years ended December 31,
In millions	2014	2013
Sales	$1,041	$980
Segment profit [1]	242	229

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and non-controlling interest income and losses.

Sales for the Specialty Chemicals segment were $1.0 billion and $980 million for the years ended December 31, 2014 and 2013, respectively. The sales increase in 2014 was driven by volume growth and pricing and product mix improvements from gains in high value strategic markets for oilfield services, asphalt and carbon technologies compared to 2013. These gains were partially offset by unfavorable foreign currency exchange compared to 2013.

Profit for the Specialty Chemicals segment was $242 million and $229 million for the years ended December 31, 2014 and 2013, respectively. Profit increased in 2014 primarily due to $18 million from higher volumes, $15 million from favorable productivity, including savings from cost reduction initiatives, and $6 million from favorable pricing and product mix compared to 2013. These benefits were partially offset by $14 million from unfavorable foreign currency exchange and other items and $12 million of inflation compared to 2013. EBITDA increased 5% to $275 million for the year ended December 31, 2014 compared to $262 million for the year ended December 31, 2013. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Community Development and Land Management

	Years ended December 31,
In millions	2014	2013
Sales	$58	$20
Segment profit (loss) [1]	6	(14)

[1]	Segment profit (loss) is measured as results before restructuring charges, pension income, interest expense and income, and income taxes.

Sales for the Community Development and Land Management segment were $58 million in 2014 compared to $20 million in 2013. Segment profit was $6 million in 2014 compared to a loss of $14 million in 2013. Sales and profit improvement in 2014 was driven by accelerated progress in real estate development projects and the ongoing improvement in the Charleston, South Carolina region market fundamentals.

Comparison of Years Ended December 31, 2013 and 2012

Sales from continuing operations increased 2% to $5.40 billion in 2013 compared to $5.29 billion in 2012. Refer to the segment discussions herein for further information regarding the increase in sales for the year ended December 31, 2013.

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

Selling, general and administrative expenses were $638 million, or 11.8% of sales, and $682 million, or 12.9% of sales, for the years ended December 31, 2013 and 2012, respectively. In 2013, lower overall selling, general and administrative expenses compared to 2012 reflect lower variable employee incentive and equity compensation, savings associated with the company’s cost reduction initiative, and higher pension income compared to 2012.

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

Pension income from continuing operations was $85 million (net of charges for settlements and termination benefits of $21 million) and $69 million for the years ended December 31, 2013 and 2012, respectively.

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

The company’s effective tax rate benefit attributable to continuing operations was 44% for the year ended December 31, 2013 and the effective tax rate provision attributable to continuing operations was 26% for the year ended December 31, 2012. For the year ended December 31, 2013, an income tax benefit of $142 million related to the release of reserves for alternative fuel mixture credit as a result of the settlement of certain audits is reflected within the tax provision. For the year ended December 31, 2012, an income tax benefit of $24 million related to cellulosic biofuel producer credits is reflected within the tax provision. For both 2013 and 2012, the effective tax rates also reflect the mix and levels of earnings between the company’s domestic and foreign operations.

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

EBITDA decreased 14% to $456 million for the year ended December 31, 2013 compared to $531 million for the year ended December 31, 2012. Refer to the “Use of Non-GAAP Measures” section herein for further information.

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

Profit for the Home, Health & Beauty segment was $21 million in 2013 compared to $35 million in 2012. Profit in 2013 was negatively impacted by $18 million from inflation, $3 million from transformation costs to repurpose the segment’s Brazilian folding carton facility to manufacture higher value plastic pumps and dispensers and $3 million from certain asset write-downs compared to 2012. Profit in 2013 benefited by $6 million from favorable foreign currency exchange and other items, $2 million from improved productivity, $1 million from higher volume and $1 million from favorable pricing and product mix compared to 2012. EBITDA decreased 13% to $90 million for the year ended December 31, 2013 compared to $103 million for the year ended December 31, 2012. Refer to the “Use of Non-GAAP Measures” section herein for further information.

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

Profit for the Industrial segment was $65 million in 2013 compared to $49 million in 2012. Profit in 2013 benefited by $49 million from improved pricing and product mix, $4 million from improved productivity, and $2 million from higher volumes compared to 2012. Profit in 2013 was negatively impacted by $26 million from inflation, principally fiber and labor, and $13 million from unfavorable foreign currency exchange and other items compared to 2012. EBITDA increased 44% to $105 million for the year ended December 31, 2013 compared to $73 million for the year ended December 31, 2012. Refer to the “Use of Non-GAAP Measures” section herein for further information.

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

Profit for the Specialty Chemicals segment was $229 million in 2013 compared to $224 million in 2012. Profit in 2013 benefited by $14 million from non-recurring items related to certain legal and insurance settlements and contributions from the recently acquired pine chemicals business in Brazil, $5 million from higher volumes, and $2 million from improved productivity compared to 2012. Profit in 2013 was negatively impacted by $10 million from unfavorable pricing in more standard product lines and product mix and $6 million from planned and unplanned maintenance outages at the segment’s pine chemicals and carbon facilities compared to 2012. EBITDA increased 2% to $262 million for the year ended December 31, 2013 compared to $257 million for the year ended December 31, 2012. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Community Development and Land Management

	Years ended December 31,
In millions	2013	2012
Sales	$20	$18
Segment loss [1]	(14)	(13)

[1]	Segment profit is measured as results before restructuring charges, pension income, interest expense and income, and income taxes.

Sales on a continuing operations basis for the Community Development and Land Management segment were $20 million in 2013 compared to $18 million in 2012. Segment loss on a continuing operations basis was $14 million in 2013 compared to $13 million in 2012 and primarily reflects costs related to the ramp-up of the development business.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from continuing operations, current cash levels and other sources of currently available liquidity are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2015. In addition, the company’s U.S. qualified retirement plans remain well over funded.

Cash and cash equivalents totaled $454 million at December 31, 2014, of which 54% was held in the U.S. with the remaining portions of 11% in Europe, 22% in Brazil and 13% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with the majority of its cash equivalents invested in U.S. government securities. Of the company’s cash and cash equivalents, approximately 61% were invested in U.S. government securities at December 31, 2014.

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

Operating activities

Cash provided by operating activities from continuing operations was $381 million in 2014, compared to $358 million in 2013 and $220 million in 2012. During 2014, cash flow generated by higher year-over-year cash earnings was partially offset by a non-recurring alternative minimum tax payment of $98 million from the sale of the company’s U.S. forestlands in the fourth quarter of 2013. The alternative minimum tax payment of $98 million is expected to be largely recovered by the end of 2016 through lower federal tax payments. The increase in cash flow in 2013 compared to 2012 was primarily attributable to lower working capital levels.

Cash provided by operating activities from discontinued operations was $1 million in 2014, $79 million in 2013 and $218 million in 2012. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8 for information regarding discontinued operations.

Investing activities

Cash used in investing activities from continuing operations was $260 million in 2014 compared to $481 million in 2013 and $736 million in 2012. The decrease in 2014 compared to the prior years was primarily due to lower overall investment spending, as described below.

Cash used in investing activities from continuing operations in 2014 was driven by capital expenditures of $346 million and contributions to joint ventures of $6 million, partially offset by treasury grant proceeds of $39 million as a result of the company’s application for a U.S. Treasury Section 1603 Grant for Specified Energy property associated with the construction of a biomass boiler and steam turbine generator at the company’s Covington, Virginia paperboard mill. Cash used in investing activities from continuing operations was also partially offset by proceeds from dispositions of assets of $51 million and other sources of funds of $2 million.

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

There were no cash flows in investing activities from discontinued operations for 2014. Cash provided by investing activities from discontinued operations was $70 million in 2013 and cash used in investing activities from discontinued operations was $63 million in 2012. Cash provided by discontinued operations in 2013 relates to proceeds received from the sale of certain assets related to the transaction with Plum Creek. Cash used in investing activities from discontinued operations in 2012 was driven primarily by cash deposits totaling $59 million held by the Consumer & Office Products business that was spun-off and subsequently merged with ACCO Brands Corporation on May 1, 2012.

Capital spending in 2015 is expected to be about $375 million driven primarily by certain productivity initiatives, maintenance capital and environmental compliance.

Financing activities

Cash used in financing activities from continuing operations was $708 million in 2014 compared to cash provided by financing activities from continuing operations of $393 million in 2013 and $378 million in 2012. The use of cash in 2014 was primarily driven by the returning to shareholders, through stock repurchases and a special dividend, proceeds from the sale of the company’s U.S. forestlands and related assets to Plum Creek during the fourth quarter of 2013.

Cash used in financing activities from continuing operations in 2014 was driven by stock repurchases of $399 million (including $307 million pursuant to an accelerated share repurchase program), dividend payments of $344 million (including a special dividend of $175 million), repayment of long-term debt of $101 million (including the repayment of $50 million from credit facility borrowings), and other uses of funds of $6 million. Cash provided by financing activities from continuing operations in 2014 included proceeds from the issuance of long-term debt of $77 million (including proceeds from credit facility borrowings of $50 million), proceeds from the exercise of employee stock options of $56 million, proceeds from notes payable and other short-term borrowings of $9 million.

Cash provided by financing activities from continuing operations in 2013 includes $774 million in proceeds under a secured financing agreement with a bank associated with the 2013 transaction with Plum Creek. Refer to Note R in Notes to Consolidated Financial Statements for further discussion of the 2013 transaction with Plum Creek. Cash provided by financing activities from continuing operations in 2013 also includes a non-controlling interest contribution of $152 million related to the formation of the land development partnership with Plum Creek, as well as proceeds from the exercises of stock options of $54 million, proceeds from notes payable and other short-term borrowings of $35 million and proceeds from long-term debt borrowings of $8 million. Cash used in financing activities from continuing operations in 2013 includes repayment of long-term debt of $293 million, dividend payments of $177 million, stock repurchases of $126 million, purchase of the remaining 50% non-controlling interest in a pharmaceutical packaging company for $13 million, and other uses of funds of $21 million.

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

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The credit facility is scheduled to expire on January 30, 2017. The principal purpose of the credit facility is to obtain funds for general corporate purposes. The credit facility’s agreement contains a financial covenant limiting the percentage of total debt to total capital (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of December 31, 2014.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 37% at December 31, 2014 and 32% at December 31, 2013.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $17 million in 2014 compared to $25 million in 2013 and $10 million in 2012.

On January 26, 2015, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share to be paid on March 2, 2015 to shareholders of record as of February 5, 2015.

EFFECTS OF INFLATION

Prices for energy, including natural gas, oil and electricity, as well as for raw materials and freight, increased in 2014 compared to 2013. During 2014, pre-tax input costs of energy, raw materials and freight were $67 million higher than in 2013 on a continuing operations basis. During 2013, pre-tax input costs of energy, raw materials and freight were $28 million higher than in 2012 on a continuing operations basis.

ENVIRONMENTAL AND LEGAL MATTERS

Our operations are subject to extensive regulation by federal, state and local authorities, as well as regulatory authorities with jurisdiction over foreign operations of the company. Due to changes in environmental laws and regulations, the application of such regulations, and changes in environmental control technology, it is not possible for us to predict with certainty the amount of capital expenditures to be incurred for environmental purposes. Taking these uncertainties into account, we estimate that we will incur $48 million and $67 million in environmental capital expenditures in 2015 and 2016, respectively. Approximately $16 million was spent on environmental capital projects in 2014. Included in the 2015 and 2016 estimated expenditures are capital costs associated with compliance with the Maximum Achievable Compliance Technology for industrial boilers rules that were finalized by the United States Environmental Protection Agency in January 2013. Total expenditures for compliance with this rule are estimated to be in a range of $3 million to $8 million during 2015 and possibly extending into 2016.

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities at December 31, 2014 by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2014, there were approximately 630 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2014, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CONTRACTUAL OBLIGATIONS

The company enters into various contractual obligations throughout the year. Presented below are the contractual obligations of the company as of December 31, 2014, and the time period in which payments under the obligations are due. Disclosures related to long-term debt, capital lease obligations and operating lease obligations are included in Note G and Note I of Notes to Consolidated Financial Statements included in Part II, Item 8. Also included below are disclosures regarding the amounts due under purchase obligations. A purchase obligation is defined as an agreement to purchase goods or services that is enforceable and legally binding on the company and that specifies all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The company has included in the below disclosure all normal and recurring purchase orders, take-or-pay contracts, supply arrangements as well as other purchase commitments that management believes meet the above definition of a purchase obligations.

	Payments due by period
In millions	Total	Less than 1 year 2015	1-3 years 2016 and 2017	3-5 years 2018 and 2019	More than 5 years 2020 and beyond
Contractual obligations:
Debt, excluding capital lease obligations	$1,719	$79	$207	$280	$1,153
Interest on debt (1)	1,635	127	245	217	1,046
Capital lease obligations (2)	281	12	23	18	228
Operating lease obligations	282	48	79	53	102
Purchase obligations	1,151	995	88	58	10
Other long-term obligations (3)	695	45	92	78	480

Total(4)	$5,763	$1,306	$734	$704	$3,019

(1)	Amounts are based on weighted-average interest rates of 7.7% for the company’s fixed-rate long-term debt for 2015. The weighted-average interest rate for 2016 and thereafter, is 7.9% for the company’s fixed rate debt. See related discussion in Note G of Notes to Consolidated Financial Statements included in Part II, Item 8.
(2)	Amounts include both principal and interest payments.
(3)	Other long-term obligations include $85 million of unrecognized tax benefits and $75 million of related accrued interest and penalties at December 31, 2014 due to the uncertainty of timing of payment. See Note O of Notes to Consolidated Financial Statements included in Part II, Item 8 for additional information.
(4)	Total excludes $1.1 billion of liabilities that are held by consolidated special purpose entities and non-recourse to MeadWestvaco. See related discussion in Note R of Notes to Consolidated Financial Statements included in Part II, Item 8.

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

In 2014, the company recorded pre-tax pension income from continuing operations of $101 million (net of charges for curtailments, settlements and termination benefits of $20 million), compared to $85 million (net of charges for settlements and termination benefits of $21 million) in 2013 and $69 million in 2012. The company currently estimates pre-tax pension income in 2015 from its domestic and foreign plans to be approximately $62 million before the impacts from settlements and curtailments. This estimate assumes a long-term rate of return on plan assets of 7.2%, and a discount rate of 4.1% for the U.S. plans. The company determined the discount rate for the U.S. plans by referencing the Aon Hewitt Aa Only Above Median curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

If the expected rate of return on plan assets were to change by 0.5%, annual pension income in 2015 would change by approximately $19 million. Similarly, if the discount rate were to change by 0.5%, annual pension income in 2015 would change by approximately $6 million.

At December 31, 2014, the aggregate value of pension fund assets had increased to $4.2 billion from $3.9 billion at December 31, 2013. For further details regarding pension fund assets, see Note L of Notes to Consolidated Financial Statements included in Part II, Item 8.

Prior service cost and unrecognized actuarial gains and losses in the retirement and postretirement benefit plans subject to amortization are amortized over the average remaining service periods, which are about 10 years for the salaried plan, about 11 years for the bargained hourly plan, and about 8 years for the postretirement benefit plan, and are a component of accumulated other comprehensive loss. Prior service cost and unrecognized actuarial gains and losses associated with the Envelope Products salaried plan are being amortized over the average remaining life expectancy of the plan participants which is about 23 years. The Envelope Products salaried plan was retained by the company.

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

Intangible assets: Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets with finite lives are subject to periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised. Periodic impairment reviews of intangible assets assigned an indefinite life are required, at least annually, as well as when events or circumstances change. As with our review of impairment of tangible assets and goodwill, we employ significant assumptions in assessing our indefinite-lived intangible assets for impairment (primarily Calmar trademarks and trade names). An income approach (the relief from royalty method) is used to determine the fair values of our indefinite-lived intangible assets. Although our estimate of fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on our annual review of our indefinite-lived intangible assets as of October 1, 2014, there was no indication of impairment.

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

Discount rates – Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected for the reporting units are based on existing conditions within the respective markets and reflect appropriate adjustments for potential risk premiums in those markets as well as appropriate weighting of the market cost of equity versus debt.

Tax rates – Tax rates are based on estimates of the tax rates that a market participant would realize in the respective primary markets and geographic areas in which the reporting units operate.

Based on the company’s annual review of recorded goodwill at October 1, 2014, there was no indication of impairment. In January 2015, the company entered into a definitive agreement to sell its European tobacco folding carton business. The sale was deemed probable as of December 31, 2014 and goodwill of $6 million was written off. Refer to Note S of Notes to Consolidated Financial Statements included in Part II, Item 8, for further discussion. The Industrial – India reporting unit included within the Industrial reporting segment had $39 million of goodwill at December 31, 2014. The estimated fair value of this reporting unit exceeded its carrying value by approximately 15% at December 31, 2014, representing the lowest headroom coverage of the company’s reporting units. Holding other valuation assumptions constant, it would take a downward shift in operating profits of approximately 15% from projected levels before the fair value of the Industrial – India reporting unit would be below its carrying value, thereby triggering the requirement to perform further analysis which may indicate potential goodwill impairment. The projections used in the impairment analysis for this reporting unit reflect the strategic direction of the Industrial – India leadership, most notably certain growth, productivity improvement and cost reduction initiatives. Different assumptions regarding projected performance and other factors associated with this reporting unit could result in a significant non-cash impairment charge in the future.

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

NEW ACCOUNTING GUIDANCE

Refer to the “New accounting guidance” section within the Notes to Consolidated Financial Statements included in Part II, Item 8 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the company’s consolidated financial statements.

USE OF NON-GAAP MEASURES

The company has presented certain financial measures, defined below, which have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and have provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These financial measures are not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. The company believes these non-GAAP measures provide investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting our historical financial performance and projected future results.

Set forth below is a reconciliation of the operational measures of both consolidated and segment-level EBITDA and EBITDA Margins (excluding special items) to the most directly comparable GAAP measures, net sales, net income, and segment profit.

Consolidated EBITDA, as adjusted and EBITDA Margins, as adjusted

	Year Ended December 31,
($ in millions)	2014	2013	2012

Net income	$281	$838	$208
Add:
Restructuring and other charges	101	49	26
Pension settlement and other charges	—	19	—
Alternative fuel mixture credits - exchange	—	—	15
Depreciation, depletion, and amortization	370	390	366
Interest expense	213	159	152
Income tax provision	117	—	54
Non-controlling interests	—	1	—

Deduct:
Insurance settlements	(27)	—	—
Alternative fuel mixture credits - reserve releases	—	(24)	—
Interest income	(57)	(14)	(11)
Income tax benefit	—	(97)	—
Income from discontinued operations	(1)	(519)	(52)
Non-controlling interests	(18)	—	(3)

EBITDA, as adjusted	$979	$802	$755

Net sales	$5,631	$5,389	$5,287
EBITDA Margins, as adjusted	17.4%	14.9%	14.3%

Segment EBITDA and EBITDA Margins

(in millions)	Segment Sales	Segment Profit	Depreciation, depletion, and amortization	EBITDA	EBITDA Margins
Year Ended December 31, 2014
Food & Beverage	$3,228	$326	$217	$543	16.8%
Home, Health & Beauty	781	55	64	119	15.2%
Industrial	560	86	42	128	22.9%
Specialty Chemicals	1,041	242	33	275	26.4%
Community Development and Land Management	58	6	2	8	13.8%

Year Ended December 31, 2013
Food & Beverage	$3,106	$239	$217	$456	14.7%
Home, Health & Beauty	743	21	69	90	12.1%
Industrial	548	65	40	105	19.2%
Specialty Chemicals	980	229	33	262	26.7%
Community Development and Land Management	20	(14)	1	(13)	NM

Year Ended December 31, 2012
Food & Beverage	$3,105	$309	$222	$531	17.1%
Home, Health & Beauty	770	35	68	103	13.4%
Industrial	457	49	24	73	16.0%
Specialty Chemicals	940	224	33	257	27.3%
Community Development and Land Management	18	(13)	4	(9)	NM

Forward-looking Statements

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including whether or when the business combination with Rock-Tenn Company (“Rock-Tenn”) will occur (the “Merger Transaction”), and whether and when the spin-off of Specialty Chemicals will occur; competitive pricing for the company’s products; impact from unpredictable costs of energy and raw materials, including wood fiber and other input costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited, to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to maximize the value of its development land holdings; adverse results in current or future litigation; currency movements; volatility or deterioration of the capital markets; and other risk factors discussed in this Annual Report on Form 10-K for the year ended December 31, 2014, and in other filings made from time to time with the SEC. Forward-looking statements include, but are not limited to, statements regarding the anticipated closing date of the Merger Transaction, the ability to obtain regulatory and shareholder approvals and satisfy the other conditions to the closing of the Merger Transaction, the successful closing of the Merger Transaction and the integration of Rock-Tenn and MeadWestvaco as well as opportunities for operational improvement including but not limited to cost reduction and capital investment, the strategic opportunity and perceived value to Rock-Tenn’s and MeadWestvaco’s respective shareholders of the Merger Transaction, the Merger Transaction’s impact on, among other things, the combined company’s prospective business mix, margins, transitional costs and integration to achieve the synergies and the timing of such costs and synergies. With respect to these statements, MeadWestvaco and Rock-Tenn have made assumptions regarding, among other things, whether and when the proposed Merger Transaction will be approved; whether and when the proposed Merger Transaction will close; and the results and impacts of the proposed Merger Transaction. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

Item 7A.	Quantitative and qualitative disclosures about market risk

Interest rates

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. There were no outstanding interest-rate swaps at December 31, 2014 and 2013. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

Foreign currency

The company has foreign-based operations, primarily in South America, Canada, Mexico, Europe and Asia, which accounted for approximately 33% of its 2014 net sales. In addition, certain of the company’s domestic operations have sales to foreign customers. In the conduct of its foreign operations, the company also makes inter-company sales and receives royalties and dividends denominated in many different currencies. All of this exposes the company to the effect of changes in foreign currency exchange rates.

Flows of foreign currencies into and out of the company’s operations are generally stable and regularly occurring and are recorded at fair market value in the company’s financial statements. The company’s foreign currency management policy permits it to enter into foreign currency hedges when these flows exceed a threshold, which is a function of these cash flows and forecasted annual operations. During 2014 and 2013, the company entered into foreign currency hedges to partially offset the foreign currency impact of these flows on operating income. See Note H of Notes to Consolidated Financial Statements included in Part II, Item 8 for related discussion.

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

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders of MeadWestvaco Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity, and cash flows present fairly, in all material respects, the financial position of MeadWestvaco Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Richmond, Virginia
February 23, 2015

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
In millions, except per share data	2014	2013	2012
Net sales	$5,631	$5,389	$5,287
Cost of sales	4,465	4,429	4,257
Selling, general and administrative expenses	607	638	682
Interest expense	213	159	152
Other income, net	(51)	(59)	(14)

Income from continuing operations before income taxes	397	222	210
Income tax provision (benefit)	117	(97)	54

Income from continuing operations	280	319	156
Income from discontinued operations, net of income taxes	1	519	52

Net income	281	838	208

Less: Net income (loss) attributable to non-controlling interests, net of income taxes	18	(1)	3

Net income attributable to the company	$263	$839	$205

Income from continuing operations attributable to the company	$262	$320	$153

Net income attributable to the company per share – basic:
Income from continuing operations	$1.55	$1.81	$0.88
Income from discontinued operations	0.00	2.93	0.30

Net income attributable to the company	$1.55	$4.74	$1.18

Net income attributable to the company per share – diluted:
Income from continuing operations	$1.53	$1.78	$0.87
Income from discontinued operations	0.00	2.88	0.29

Net income attributable to the company	$1.53	$4.66	$1.16

Shares used to compute net income attributable to the company per share:

Basic	168.7	177.2	173.8
Diluted	171.6	180.0	177.2

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2014	2013	2012

Net income	$281	$838	$208

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(174)	(85)	(25)
Adjustments related to pension and other benefit plans	(135)	86	102
Net unrealized gain on derivative instruments	3	3	4

Other comprehensive (loss) income, net of tax	(306)	4	81

Comprehensive (loss) income	(25)	842	289
Less: comprehensive income (loss) attributable to non-controlling interests	18	(1)	3

Comprehensive (loss) income attributable to the company	$(43)	$843	$286

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except share and per share data	2014	2013
ASSETS
Cash and cash equivalents	$454	$1,057
Accounts receivable, net	608	625
Inventories	673	686
Other current assets	135	97
Assets held for sale	104	11

Current assets	1,974	2,476

Property, plant, equipment and forestlands, net	3,422	3,647
Prepaid pension asset	1,374	1,475
Goodwill	692	716
Restricted assets held by special purpose entities	1,258	1,258
Other assets	644	713

	$9,364	$10,285

LIABILITIES AND EQUITY
Accounts payable	$540	$563
Accrued expenses	388	534
Notes payable and current maturities of long-term debt	82	79
Liabilities held for sale	19	0

Current liabilities	1,029	1,176

Long-term debt	1,790	1,816
Non-recourse liabilities held by special purpose entities	1,112	1,112
Deferred income taxes	1,330	1,348
Other long-term obligations	695	734

Commitments and contingencies

Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000
Shares issued and outstanding: 2014 – 167,198,221 (2013 – 174,443,439)	2	2
Additional paid-in capital	2,872	3,172
Retained earnings	866	950
Accumulated other comprehensive loss	(486)	(180)

Total shareholders’ equity	3,254	3,944
Non-controlling interests	154	155

Total equity	3,408	4,099

	$9,364	$10,285

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EQUITY

	Shareholders’ equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Non- controlling interests	Total equity
Balance at December 31, 2011	170.9	2	3,153	272	(265)	$19	$3,181
Net income	0	0	0	205	0	3	208
Other comprehensive income, net of tax	0	0	0	0	81	0	81
Dividends declared	0	0	0	(174)	0	0	(174)
Non-controlling interest distribution	0	0	0	0	0	(4)	(4)
Purchase of non-controlling interest	0	0	(4)	0	0	0	(4)
Share-based employee compensation	1.3	0	14	0	0	0	14
Exercise of stock options	3.2	0	71	0	0	0	71
Spin-off of C&OP business	0	0	0	(15)	0	0	(15)

Balance at December 31, 2012	175.4	$2	$3,234	$288	$(184)	$18	$3,358
Net income	0	0	0	839	0	(1)	838
Other comprehensive income, net of tax	0	0	0	0	4	0	4
Dividends declared	0	0	0	(177)	0	0	(177)
Non-controlling interest distribution	0	0	0	0	0	(7)	(7)
Purchase of non-controlling interest	0	0	(8)	0	0	(5)	(13)
Sale of non-controlling interest	0	0	0	0	0	(2)	(2)
Non-controlling interest contribution	0	0	0	0	0	152	152
Stock repurchases	(3.8)	0	(131)	0	0	0	(131)
Share-based employee compensation	0.2	0	13	0	0	0	13
Exercise of stock options	2.6	0	64	0	0	0	64

Balance at December 31, 2013	174.4	$2	$3,172	$950	$(180)	$155	$4,099
Net income	0	0	0	263	0	18	281
Other comprehensive loss, net of tax	0	0	0	0	(306)	0	(306)
Dividends declared	0	0	0	(347)	0	0	(347)
Non-controlling interest distribution	0	0	0	0	0	(28)	(28)
Non-controlling interest contribution	0	0	0	0	0	9	9
Stock repurchases	(10.0)	0	(394)	0	0	0	(394)
Share-based employee compensation	0.3	0	26	0	0	0	26
Exercise of stock options	2.5	0	68	0	0	0	68

Balance at December 31, 2014	167.2	$2	$2,872	$866	$(486)	$154	$3,408

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION AND CONSOLIDATED SUBSIDIARY COMPANIES

FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

In millions	2014	2013	2012
Cash flows from operating activities
Net income	$281	$838	$208
Discontinued operations	(1)	(519)	(52)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	370	390	366
Deferred income taxes	47	7	(12)
Loss on sales of assets, net	12	2	1
Pension income (excluding settlements, curtailments, and termination benefits)	(121)	(106)	(69)
Appreciation in cash surrender value insurance policies	(31)	(39)	(36)
Impairment of assets	45	14	2
Change in alternative fuel mixture credit reserves	0	(165)	0
Changes in working capital, excluding the effects of acquisitions and dispositions	(92)	(82)	(178)
Payment of alternative minimum taxes – forestlands sale	(98)	0	0
Other, net	(31)	18	(10)

Net cash provided by operating activities of continuing operations	381	358	220
Discontinued operations	1	79	218

Net cash provided by operating activities	382	437	438

Cash flows from investing activities
Capital expenditures	(346)	(506)	(654)
Treasury grant proceeds	39	0	0
Payments for acquired businesses, net of cash acquired	0	(2)	(101)
Proceeds from dispositions of assets	51	52	29
Contributions to joint ventures	(6)	(20)	(13)
Other, net	2	(5)	3
Discontinued operations	0	70	(63)

Net cash used in investing activities	(260)	(411)	(799)

Cash flows from financing activities
Proceeds from debt instruments related to C&OP business spin-off	0	0	460
Proceeds from secured financing of special purpose entity	0	774	0
Proceeds from issuance of long-term debt	77	8	357
Repayment of long-term debt	(101)	(293)	(327)
Changes in notes payable and other short-term borrowings, net	9	35	(4)
Dividends paid (including special dividend of $175 million paid in 2014)	(344)	(177)	(173)
Proceeds from exercises of stock options	56	54	61
Stock repurchases	(399)	(126)	0
Purchase of non-controlling interests	0	(13)	(4)
Proceeds from non-controlling interest contributions	0	152	0
Other, net	(6)	(21)	8

Net cash (used in) provided by financing activities	(708)	393	378

Effect of exchange rate changes on cash	(17)	(25)	(10)

(Decrease) increase in cash and cash equivalents	(603)	394	7

Cash and cash equivalents:
At beginning of period	1,057	663	656

At end of period	$454	$1,057	$663

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

Intangible assets assigned indefinite lives are to be tested at least annually or more often if events or changes in circumstances indicate that the fair value of an intangible asset is below its carrying value. The fair values of the company’s indefinite-lived intangible assets (primarily Calmar trademarks and trade names) are estimated using an income approach (the relief from royalty method). Although the estimate of the fair values of the company’s indefinite-lived intangible assets under the income approach exceed the respective carrying values, different assumptions regarding projected performance and other factors could result in significant non-cash impairment charges in the future. Based on the company’s annual review of the indefinite-lived intangible assets as of October 1, 2014, there was no indication of impairment.

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

Discount rates – Future cash flows are discounted at a rate that is consistent with a weighted average cost of capital for a potential market participant. The weighted average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt holders of a business enterprise. The discount rates selected for the reporting units are based on existing conditions within the respective markets and reflect appropriate adjustments for potential risk premiums in those markets as well as appropriate weighting of the market cost of equity versus debt.

Tax rates – Tax rates are based on estimates of the tax rates that a market participant would realize in the respective primary markets and geographic areas in which the reporting units operate.

Based on the company’s annual review of recorded goodwill at October 1, 2014, there was no indication of impairment. In January 2015, the company entered into a definitive agreement to sell its European tobacco folding carton business. The sale was deemed probable as of December 31, 2014 and goodwill of $6 million was written off. Refer to Note S for further discussion. See Note D for further information regarding goodwill.

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

Research and development: Included in cost of sales and selling, general and administrative expenses are expenditures for research and development of $41 million, $44 million and $45 million for the years ended December 31, 2014, 2013 and 2012, respectively, which were expensed as incurred.

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

Net income per share: Basic net income per share for all the periods presented has been calculated using the company’s weighted average shares outstanding. In computing diluted net income per share, incremental shares issuable upon the assumed exercise of stock options and other share-based compensation awards have been added to weighted average shares outstanding, if dilutive. For both of the years ended December 31, 2014 and 2013 approximately 500 thousand equity awards were excluded from the calculation of weighted average shares outstanding and for the year ended December 31, 2012 approximately 2 million equity awards were excluded from the calculation of weighted average shares outstanding because to do so would have been anti-dilutive.

Related party transactions: The company has certain related party transactions in the ordinary course of business that are insignificant.

New accounting guidance

In January 2014, the company adopted new accounting guidance regarding foreign currency matters. The new guidance clarifies existing guidance regarding circumstances when cumulative translation adjustments should be released into earnings. The impact of adoption did not have an effect on the company’s consolidated financial statements.

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

In November 2014, the FASB issued new guidance regarding pushdown accounting. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The new guidance was effective on November 18, 2014 and after the effective date an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

There were no other accounting standards issued in 2014 that had or are expected to have a material impact on the company’s financial position or results of operations.

A.	Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheet at fair value at December 31, 2014 and 2013, measured on a recurring and non-recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during 2014 and 2013.

In millions	December 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets(a)	$8	$0	$8	$0
Derivatives-liabilities(a)	(4)	0	(4)	0
Cash equivalents	369	369	0	0

Pension plan assets:
Equity investments(b)	$298	$293	$5	$0
Preferred stock(b)	2	1	1	0
Government securities(c)	870	0	869	1
Corporate debt investments(d)	1,613	0	1,611	2
Derivatives(e)	1	0	1	0
Partnerships and joint ventures(g)	225	0	0	225
Real estate(h)	39	2	0	37
Common collective trust(f)	724	0	724	0
Registered investment companies(f)	49	1	48	0
103-12 investment entities(f)	256	0	256	0
Hedge fund(j)	116	0	116	0
Other pension (payables) receivables(b)	(6)	(9)	0	3

Total pension plan assets	$4,187	$288	$3,631	$268

Non-recurring fair value measurements:
Long-lived assets held for sale(i)	$50	$0	$0	$50

	December 31, 2013	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets(a)	$2	$0	$2	$0
Derivatives-liabilities(a)	(3)	0	(3)	0
Cash equivalents	943	943	0	0

Pension plan assets:
Equity investments(b)	$511	$504	$7	$0
Preferred stock(b)	4	3	1	0
Government securities(c)	914	58	845	11
Corporate debt investments(d)	894	0	890	4
Partnerships and joint ventures(g)	223	0	0	223
Real estate(h)	43	2	0	41
Common collective trust(f)	1,003	0	1,003	0
Registered investment companies(f)	73	4	69	0
103-12 investment entities(f)	260	0	260	0
Other pension (payables) receivables(b)	(11)	(15)	1	3

Total pension plan assets	$3,914	$556	$3,076	$282

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(a)	Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as NYMEX natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.

(b)	Equity investments, preferred stock, and other pension (payables) receivables are valued using quoted market prices multiplied by the number of shares owned. Dealer quotes are used for less liquid markets. Valuation models with market inputs are used for securities that do not trade in transparent markets. The other pension (payables) receivables that are classified as Level 3 investments are valued using contract value, which approximates fair value, and include unobservable inputs such as illiquidity.
(c)	Government securities include treasury and agency debt. The Level 2 investments are valued using a broker quote in an active market. The Level 3 investments include unobservable inputs that are valued using third-party pricing information without adjustments.
(d)	The corporate debt investments category is primarily comprised of U.S. dollar denominated investment grade and non-investment grade securities. It also includes investments in non-U.S. dollar denominated corporate debt securities issued in both developed and emerging markets. Corporate debt investments are valued utilizing a market approach that includes various valuation techniques and sources such as value generation models, broker quotes in active and inactive markets, benchmark yields and securities, reported trades, issuer spreads, and/or other applicable reference data. The Level 3 investments include unobservable inputs that are valued using third-party pricing information without adjustments.
(e)	The plan’s derivative investments are forward contracts on foreign currencies, interest rate swaps, swaptions, futures on Treasury bonds, and futures on euro dollars. These investments are traded in both over-the-counter markets and on futures exchanges. The Level 2 investments are valued using models with market inputs such as dealer quoted interest rates and exchange rates. The Level 3 investments are valued based on valuation models such as Black Scholes Option Pricing Model.
(f)	Common collective trusts, registered investment companies, and 103-12 investment entities are commingled funds for which there is no exchange quoted price. These commingled funds are valued at their net asset value per share multiplied by the number of shares held. The determination of net asset value for the commingled funds includes market pricing of the underlying assets as well as broker quotes and other valuation techniques. The funds invest mainly in liquid, transparent markets such as domestic and international equities, U.S. government bonds, and corporate bonds.
(g)	Partnerships and joint ventures are commingled investments. The plan owns interests in limited partnerships or funds rather than direct investments in the underlying asset classes such as real estate. Valuation is based on input from the general partner if no independent source is available. The valuation policies of the general partner are in compliance with accounting standards and the partnerships are audited by nationally recognized auditors. Various valuation techniques and inputs are considered in valuing private portfolio investments, including EBITDA multiples in other comparable third-party transactions, price to earnings ratios, market conditions, liquidity, current operating results, and other pertinent information.
(h)	Real estate investments are commingled investments. The fair values of the real estate partnerships are determined based on a combination of third party appraisals, discounted present value of estimated future cash flows, replacement cost, and comparable market prices.
(i)	The fair value of long-lived assets is determined using a combination of a market approach based on market participant inputs and an income approach based on estimates of future cash flows.
(j)	Hedge funds are commingled investments in limited partnerships. The funds’ investments consist of public stocks traded on public exchanges and illiquid stocks valued based on dealer quotes.

While the company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value as of the reporting date.

The following information is presented for those assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2014 and 2013:

In millions	Government securities	Corporate debt investments	Derivatives	Partnerships and joint ventures	Real estate	Other pension receivables and payables	Total
December 31, 2012	$5	$3	$10	$225	$41	$2	$286
Purchases	4	4	3	31	11	0	53
Sales	(8)	(3)	(126)	(64)	(13)	0	(214)
Realized gains	1	0	121	17	1	0	140
Unrealized (losses) gains	0	0	(8)	14	1	1	8
Transfers in to Level 3	9	0	0	0	0	0	9

December 31, 2013	$11	$4	$0	$223	$41	$3	$282
Purchases	2	2	0	35	5	0	44
Sales	(4)	(2)	0	(72)	(10)	0	(88)
Realized (losses) gains	(3)	(1)	0	3	1	0	0
Unrealized gains	0	0	0	36	0	0	36
Transfers out of Level 3	(5)	(1)	0	0	0	0	(6)

December 31, 2014	$1	$2	$0	$225	$37	$3	$268

Long-lived assets held for sale with a carrying value of $78 million were written down to their estimated fair value of $50 million, resulting in pre-tax impairment charges attributable to continuing operations of $28 million for the year ended December 31, 2014. Additionally, long-lived assets held and used with a carrying value of $11 million were written off for the year ended December 31, 2014 due to the discontinuance of certain projects. These pre-tax charges are included in cost of sales and selling, general and administrative expenses.

At December 31, 2014, the book value of financial instruments included in debt is $1.8 billion and the fair value is estimated to be $2.2 billion. The difference between book value and fair value is derived from the difference between the December 31, 2014 market interest rate and the stated rate for the company’s fixed-rate debt. The company has estimated the fair value of financial instruments based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities. This fair value measurement is classified as Level 2.

B.	Current assets

Cash equivalents of $369 million and $943 million at December 31, 2014 and 2013, respectively, are valued at cost, which approximates fair value. As of December 31, 2014 and 2013, the majority of the company’s cash equivalents were invested in U.S. government securities. Trade receivables have been reduced by an allowance for doubtful accounts of $10 million and $12 million at December 31, 2014 and 2013, respectively. Receivables also include $93 million and $69 million from sources other than trade at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, other current assets include $49 million and $59 million of prepaid expenses, respectively. Inventories at December 31, 2014 and 2013 are comprised of:

	December 31,
In millions	2014	2013
Raw materials	$162	$168
Production materials, stores and supplies	113	104
Finished and in-process goods	398	414

	$673	$686

Approximately 65% and 58% of inventories at December 31, 2014 and 2013, respectively, are valued using the last-in, first-out (“LIFO”) method. If inventories had been valued at current cost, they would have been $859 million and $858 million at December 31, 2014 and 2013, respectively. The effects of LIFO layer decrements were not significant to the consolidated statements of operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

C.	Property, plant, equipment and forestlands

Depreciation and depletion expense for the years ended December 31, 2014, 2013 and 2012 was:

In millions	2014	2013	2012

Depreciation and depletion expense	$315	$325	$301

Property, plant, equipment and forestlands consist of the following:

	December 31,
In millions	2014	2013
Land and land improvements	$196	$222
Buildings and leasehold improvements	828	902
Machinery and other	5,742	6,004

	6,766	7,128
Less: accumulated depreciation	(3,910)	(3,981)

	2,856	3,147
Forestlands	186	190
Construction-in-progress	380	310

	$3,422	$3,647

D.	Goodwill and other intangible assets

Goodwill allocated to each of the company’s segments at December 31, 2014 and 2013 was:

	December 31,
In millions	2014	2013
Food & Beverage	$271	$277
Home, Health & Beauty	369	386
Industrial	39	40
Specialty Chemicals	13	13

Total	$692	$716

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

In millions	2014	2013
Beginning balance	$716	$719
Goodwill associated with dispositions	(3)	0
Impairment losses[1]	(6)	0
Adjustments[2]	(15)	(3)

Ending balance	$692	$716

Accumulated impairment losses:
Beginning balance	$(7)	$(7)
Impairment losses	(6)	0

Ending balance	$(13)	$(7)

[1]	In January 2015, the company entered into a definitive agreement to sell its European tobacco folding carton business. The sale was deemed probable as of December 31, 2014 and goodwill of $6 million was written off. Refer to Note S for further discussion.
[2]	Represents foreign currency translation.

The following table summarizes intangible assets subject to amortization included in other assets:

	December 31, 2014		December 31, 2013
In millions	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$27	$22	$28	$20
Customer contracts and lists	255	125	264	112
Patents	53	43	57	43
Other – primarily licensing rights	14	10	14	9

	$349	$200	$363	$184

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	December 31, 2014	December 31, 2013
Trademarks and trade names	$91	$95

Amortization expense relating to intangible assets subject to amortization for the years ended December 31, 2014, 2013 and 2012 was:

In millions	2014	2013	2012

Intangible amortization expense	$22	$23	$23

Based on the current carrying values of intangible assets subject to amortization, estimated amortization expense for the next five years is as follows:

In millions	2015	2016	2017	2018	2019

Estimated intangible amortization expense	$18	$18	$17	$15	$14

E.	Other assets

Other assets consist of the following:

	December 31,
In millions	2014	2013
Identifiable intangible assets, net	$240	$274
Cash surrender value of life insurance, net of borrowings	184	179
Equipment leased to customers, net	69	68
Capitalized software, net	38	54
Other	113	138

	$644	$713

F.	Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
In millions	2014	2013
Accounts payable:
Trade	$514	$538
Other	26	25

	$540	$563

Accrued expenses:
Payroll and employee benefit costs	$160	$155
Income taxes payable	2	144
Interest	61	57
Taxes, other than income	34	30
Accrued rebates and allowances	20	16
Environmental and litigation	11	16
Restructuring charges	9	13
Freight	7	8
Other	84	95

	$388	$534

G.	Notes payable and long-term debt

Notes payable and current maturities of long-term debt and capital lease obligations consist of the following:

	December 31,
In millions	2014	2013
Other short-term borrowings	$63	$59
Current maturities of long-term debt and capital lease obligations	19	20

	$82	$79

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The credit facility is scheduled to expire on January 30, 2017. The principal purpose of the credit facility is to obtain funds for general corporate purposes. The $600 million revolving credit facility was undrawn at December 31, 2014. The credit facility’s agreement contains a financial covenant limiting the percentage of total debt to total capital (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of December 31, 2014.

Long-term debt consists of the following:

	December 31,
In millions	2014	2013
Debentures, rates from 6.80% to 9.75%, due 2017-2047	$1,182	$1,180
Notes, rate 7.38%, due 2019	252	250
Term loan facility, rate 4.6%, due 2017	25	0
BNDES notes, rate 5.50%, due 2015-2020	78	106
Sinking fund debentures, rates from 7.50% to 7.65%, due 2020-2027	112	141
Capital lease obligations:
Industrial Development Revenue Bonds, rate 7.67%, due 2027	80	80
Industrial Development Revenue Bonds, rate 4.125%, due 2035	51	51
Industrial Development Revenue Bonds, rate 3.625%, due 2030	7	7
Pollution Control Revenue Bonds, rate 6.375%, due 2026	6	6
Other capital lease obligations	9	7
Other long-term debt	7	8

	1,809	1,836
Less: amounts due within one year	(19)	(20)

Long-term debt	$1,790	$1,816

As of December 31, 2014, outstanding debt maturing in the next five years is as follows:

In millions	2015	2016	2017	2018	2019

Outstanding debt maturities	$79	$16	$191	$15	$265

As of December 31, 2014, capital lease obligations maturing in the next five years are as follows:

In millions	2015	2016	2017	2018	2019

Capital lease obligation maturities	$3	$3	$2	$1	$0

The weighted average interest rate on the company’s fixed-rate long-term debt was 7.6% for 2014 and 2013. The weighted average interest rate on the company’s variable-rate long term debt was 6.3% during 2014 and 1.4% during 2013.

The percentage of total debt to total capital (shareholders’ equity and total debt) was 37% at December 31, 2014 and 32% at December 31, 2013.

H.	Financial instruments

The company uses various derivative financial instruments as part of an overall strategy to manage exposure to market risks associated with natural gas price fluctuations, foreign currency exchange rates and interest rates. The company does not hold or issue derivative financial instruments for trading purposes. The risk of loss to the company in the event of non-performance by any counterparty under derivative financial instrument agreements is not significant. Although the derivative financial instruments expose the company to market risk, fluctuations in the value of the derivatives recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

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

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 are presented below:

	Cash flow hedges				Fair value hedges		Derivatives not designated as hedges
	Foreign currency hedges		Natural gas hedges		Interest rate swaps		Foreign currency derivatives
In millions	2014	2013	2014	2013	2014	2013	2014	2013
Gain (loss) recognized in other comprehensive income (effective portion)	$15	$(3)	$(8)	$1	$0	$0	$0	$0

Gain (loss) reclassified to earnings from accumulated comprehensive loss (effective portion)	$1	$(2)	$0	$(3)	$0	$0	$0	$0

Gain (loss) recognized in earnings [1]	0	0	0	0	5	0	(1)	4

Total gain (loss) gain recognized in earnings[2]	$1	$(2)	$0	$(3)	$5	$0	$(1)	$4

[1]	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with fair value hedges or those derivatives not designated as hedges.
[2]	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets are presented below:

	December 31, 2014
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Foreign currency hedges	$9	$0	$9	Other current assets
Natural gas		(2)	(2)	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	3	(2)	1	Other current assets

Total assets	$12	$(4)	$8

Liabilities
Derivatives designated as hedges:
Foreign currency hedges	$0	$2	$2	Accounts payable
Natural gas	(5)	0	(5)	Accounts payable
Natural gas	(1)	0	(1)	Other long-term obligations

Total liabilities	$(6)	$2	$(4)

Total derivatives			$4

	December 31, 2013
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives not designated as hedges:
Foreign currency derivatives	$2	$0	$2	Other current assets

Total assets	$2	$0	$2

Liabilities
Derivatives designated as hedges:
Foreign currency hedges	$(2)	$0	$(2)	Accounts payable
Derivatives not designated as hedges:
Foreign currency derivatives	(1)	0	(1)	Accounts payable

Total liabilities	$(3)	$0	$(3)

Total derivatives			$(1)

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. The company’s natural gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts for hedged consumption in Million British Thermal Units (“MMBTU’s”) at December 31, 2014 and 2013 are presented below.

In MMBTU’s
December 31, 2014	December 31, 2013
10	9

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income (loss) and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the contract for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $6 million during the next twelve months. As of December 31, 2014, the maximum remaining term of existing hedges was two years. For the years ended December 31, 2014 and 2013, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at December 31, 2014 and 2013 are presented below.

In millions	December 31, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – not designated as hedges	$112	$147

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $11 million. As of December 31, 2014, the maximum remaining term of existing hedges was one year. For the years ended December 31, 2014 and 2013, no amounts of gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at December 31, 2014 and 2013 are presented below.

In millions	December 31, 2014	December 31, 2013
Notional amount of foreign currency forward contracts – designated as hedges	$150	$76

Interest rate risk

The company has developed a targeted mix of fixed- and variable-rate debt as part of an overall strategy to maintain an appropriate level of exposure to interest-rate fluctuations. To efficiently manage this mix, the company may utilize interest-rate swap agreements. For these fair value hedges, changes in fair value of both the hedge instruments and hedged items are recorded in interest expense in the consolidated statements of operations. For the year ended December 31, 2014, the company terminated its interest-rate swaps on its fixed rate debt and realized $4 million in net cash proceeds. For the year ended December 31, 2014, the interest-rate swaps were an effective hedge and, therefore, required no charge to earnings due to ineffectiveness. There were no interest-rate swap agreements outstanding at December 31, 2014 and 2013.

I.	Lease commitments

The company leases a variety of assets for use in its operations. Leases for administrative offices, converting plants and storage facilities generally contain options which allow the company to extend lease terms for periods up to 25 years or to purchase the properties. Certain leases provide for escalation of the lease payments as maintenance costs and taxes increase. Minimum rental payments pursuant to agreements as of December 31, 2014 under operating leases that have non-cancelable lease terms in excess of 12 months and under capital leases are as follows:

In millions	Operating leases	Capital leases
2015	$48	$12
2016	43	12
2017	36	11
2018	29	9
2019	24	9
Later years	102	228

Minimum lease payments	$282	281

Less: amount representing interest		(128)

Capital lease obligations		$153

Rental expense under operating leases for the years ended December 31, 2014, 2013 and 2012 was:

In millions	2014	2013	2012

Rental expense under operating leases	$79	$74	$70

J.	Shareholders’ equity

The value included in common stock at December 31, 2014 and 2013 reflects the outstanding shares of common stock at $0.01 par value per share.

During 2014, the company repurchased and retired 10 million of its common shares for $394 million through a combination of an accelerated share repurchase program and open market repurchases. These purchases were made pursuant to a $394 million repurchase program approved by the Board of Directors on January 27, 2014 and funded by proceeds from the sale of the company’s U.S. forestlands and related assets to Plum Creek in the fourth quarter of 2013.

During 2013, the company purchased and retired 4 million of its common shares for $131 million. At December 31, 2014, there were approximately 4.4 million shares available for purchase under an existing authorization provided by the company’s Board of Directors on January 28, 2013. Any purchases made under this authorization will be made opportunistically.

At December 31, 2014, there were authorized and available for issue 30 million shares of preferred stock, par value $0.01 per share, of which 6 million shares were designated as Series A Junior Participating Preferred Stock and previously reserved for issuance upon exercise of certain rights.

Dividends declared and paid were $2.00 per share and $344 million, respectively, for the year ended December 31, 2014, which included a special dividend of $175 million, or $1.00 per share, paid on March 3, 2014 using proceeds from the sale of the company’s U.S. forestlands and related assets to Plum Creek in the fourth quarter of 2013. Dividends declared were $1.00 per share for each of the years ended December 31, 2013, and 2012, respectively. Dividends paid were $177 million and $173 million for the years ended December 31, 2013, and 2012, respectively.

Changes in accumulated other comprehensive loss by component for the years ended December 31, 2014 and 2013 are as follows:

In millions	Foreign currency translation[1]	Pension and other benefit plans[1]	Derivative instruments[1]	Total
Balance as of December 31, 2012	$25	$(205)	$(4)	$(184)
Other comprehensive (loss) income before reclassifications	(85)	61	0	(24)
Amounts reclassified from accumulated other comprehensive income (loss)	0	25	3	28

Other comprehensive (loss) income, net	(85)	86	3	4

Balance as of December 31, 2013	$(60)	$(119)	$(1)	$(180)
Other comprehensive (loss) income before reclassifications	(174)	(137)	4	(307)
Amounts reclassified from accumulated other comprehensive income (loss)	0	2	(1)	1

Other comprehensive (loss) income, net	(174)	(135)	3	(306)

Balance as of December 31, 2014	$(234)	$(254)	$2	$(486)

[1]	All amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2014 and 2013 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Year ended December 31,
In millions	2014	2013
Derivative instruments
Foreign currency cash flow hedges	$1	$(2)	Net sales
Natural gas cash flow hedges	0	(3)	Cost of sales

Total before tax	1	(5)
Tax benefit	0	2

Total, net of tax	$1	$(3)

Amortization of pension and other benefit plan items

Prior service cost	$1	$(2)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(4)	(38)	Cost of sales and selling, general and administrative expenses

Total before tax	(3)	(40)
Tax benefit	1	15

Total, net of tax	$(2)	$(25)

Total reclassifications for the period, net of tax	$(1)	$(28)

K.	Share-based compensation

Officers, key employees, and non-employee directors have been granted share-based awards under the 2005 Performance Incentive Plan, as amended and restated (the “Plan”). There were an aggregate of 33 million shares reserved under the Plan for the granting of stock options, stock appreciation rights (“SARs”), restricted stock and restricted stock units. At December 31, 2014, there were approximately 6 million shares available for grant under this plan.

The vesting of awards granted to officers and key employees may be conditioned upon either a specified period of time or the attainment of specific performance goals as determined by the plan. Non-employee members of the Board of Directors are granted restricted stock units, which vest immediately and are distributed in the form of stock shares on the date that a director ceases to be a member of the Board of Directors.

In March 2014, the company paid a special dividend of $1.00 per share and pursuant to existing anti-dilution provisions in the company’s equity plans, the number of outstanding stock options and SARs as well as the exercise prices were modified. The objective of the modification was to maintain the fair value of these equity awards subsequent to the special dividend. There was no incremental compensation expense recorded as a result of these modifications.

In connection with the 2012 spin off of the C&OP business (the “Spin off”), and pursuant to existing anti-dilution provisions in the company’s equity plans, the number of outstanding stock options, SARs and restricted stock units as well as the exercise prices of such stock options and SARs were modified on May 1, 2012, the effective date of the Spin off. The objective of the modification was to maintain the fair value of these equity awards subsequent to the Spin off. There was no incremental compensation expense recorded as a result of these modifications.

Stock options and stock appreciation rights

Stock options and SARs become exercisable in one-third increments on each anniversary of the award date and are fully exercisable after the third anniversary and expire no later than 10 years from the date of grant. The exercise price of all stock options equals the market price of the company’s stock on the date of grant.

The company estimates the fair value of its stock option and SAR awards using a lattice-based option valuation model. Lattice-based option valuation models utilize ranges of assumptions over the expected term of the options and SARs. Expected volatilities are based on the historical and implied volatility of the company’s stock. The company uses historical data to estimate option and SAR exercises and employee terminations within the valuation model. The expected term of options and SARs granted is derived from the output of the valuation model and represents the period of time that options and SARs granted are expected to be outstanding. The risk-free rate for the period within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The company measures compensation expense related to the SARs at the end of each period.

Changes in the fair value of options (in the event of an award modification) and SARs are reflected as an adjustment to compensation expense in the periods in which the changes occur.

A summary of the assumptions is as follows:

Lattice-based option valuation assumptions	2014	2013	2012
Weighted average fair value of stock options granted during the period	$9.84	$8.72	$6.74
Weighted average fair value of SARs granted during the period	0.00	9.86	7.17
Expected dividend yield for stock options	2.79%	2.80%	3.58%
Expected dividend yield for SARs	0.00%	2.75%	3.48%
Expected volatility	32.00%	32.00%	35.00%
Average risk-free interest rate for stock options	1.57%	1.24%	0.91%
Average risk-free interest rate for SARs	0.00%	1.01%	0.94%
Average expected term for stock options and SARs (in years)	7.2	6.9	6.7

The following table summarizes stock option and SAR activity in the plans.

Shares in thousands	Options	Weighted average exercise price	SARs	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value (in millions)
Outstanding at December 31, 2011	11,237	$22.70	511	$25.48		$86.5
Granted	2,380	27.95	77	27.95
Exercised	(3,330)	18.28	(160)	19.99		37.7
Cancelled	(307)	24.30	(40)	25.04
Adjustment due to Spin-off	1,430	n/a	62	n/a

Outstanding at December 31, 2012	11,410	22.17	450	24.07		113.8
Granted	711	34.37	3	34.34
Exercised	(2,572)	21.04	(113)	24.79		39.0
Cancelled	(156)	27.77	(4)	11.90

Outstanding at December 31, 2013	9,393	23.30	336	24.04		132.6
Granted	592	35.89	0	00.00
Exercised	(2,465)	22.84	(144)	23.17		47.0
Cancelled	(190)	28.28	(13)	26.81
Adjustment due to special dividend	213	n/a	7	n/a

Outstanding at December 31, 2014	7,543	23.65	186	23.54	5.5 years	160.3
Exercisable at December 31, 2014	5,899	21.36	163	23.04	4.8 years	139.3
Exercisable at December 31, 2013	6,778	21.00	254	22.91	5.2 years	111.5

At December 31, 2014, there was approximately $5 million of unrecognized pre-tax compensation cost related to nonvested stock options and SARs, which is expected to be recognized over a weighted-average period of one year.

Pre-tax compensation expense for stock options and SARs and the tax benefit associated with this expense for the years ended December 31, 2014, 2013 and 2012 was:

In millions	2014	2013	2012

Pre-tax compensation expense for stock options and SARs	$10	$12	$14
Tax benefit associated with the pre-tax compensation expense for stock options and SARs	4	5	5

Total cash received from the exercise of share-based awards in 2014 was $56 million.

Restricted stock units

A restricted stock unit is the right to receive a share of company stock. Employee restricted stock units vest over a three- to five-year period. Awards granted in 2014, 2013 and 2012 consisted of both service-based restricted stock units and performance-based restricted stock units. Under the employee plans, the grantee of the restricted stock units is entitled to receive dividends, but will forfeit the accrued stock and accrued dividends if the individual holder separates from the company during the vesting period or if predetermined goals are not accomplished. The fair value of each restricted stock unit is the closing market price of the company’s stock on the date of grant, and the compensation expense is charged to operations over the vesting period.

The following table summarizes restricted stock unit activity in the employee and director plans.

Shares in thousands	Shares	Average grant date fair market value
Outstanding at December 31, 2011	2,807	$20.70
Granted	275	28.02
Forfeited	(35)	18.54
Released	(2,350)	16.86
Net adjustment for performance-based units	602	21.44
Adjustment due to Spin-off	359	n/a

Outstanding at December 31, 2012	1,658	24.66
Granted	720	34.42
Forfeited	(63)	30.14
Released	(242)	21.82
Net adjustment for performance-based units	(843)	24.62

Outstanding at December 31, 2013	1,230	29.83
Granted	628	36.08
Forfeited	(145)	33.12
Released	(352)	25.97
Net adjustment for performance-based units	117	31.74

Outstanding at December 31, 2014	1,478	32.58

At December 31, 2014, there was approximately $20 million of unrecognized pre-tax compensation cost related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of one year.

Pre-tax compensation expense for restricted stock units and the tax benefit associated with this expense for the years ended December 31, 2014, 2013 and 2012 was:

In millions	2014	2013	2012

Pre-tax compensation expense for restricted stock units	$15	$2	$13
Tax benefit associated with the pre-tax compensation expense for restricted stock units	6	1	5

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

The components of net periodic benefit (income) cost for the company’s retirement plans for the years ended December 31, 2014, 2013 and 2012 are presented below.

	Years ended December 31,
In millions	2014[1]	2013[2]	2012[3]
Service cost-benefits earned during the period	$42	$40	$43
Interest cost on projected benefit obligation	123	122	132
Expected return on plan assets	(293)	(289)	(293)
Amortization of prior service cost	3	3	2
Amortization of net actuarial loss	4	18	49
Curtailments	2	0	(21)
Settlements	1	19	0
Termination benefits	17	2	0

Net periodic pension income	$(101)	$(85)	$(88)

Net periodic pension income – continuing operations	$(101)	$(85)	$(69)

[1]	For the year ended December 31, 2014, the company recorded curtailments, settlements and termination benefits pursuant to the 2014 margin improvement program.
[2]	For the year ended December 31, 2013, the company recorded a settlement pursuant to the 2013 lump sum window program offered to vested terminated employees.
[3]	For the year ended December 31, 2012, the company recorded within discontinued operations a curtailment gain of $21 million pursuant to the spin-off of the company’s C&OP business and subsequent merger of that business with ACCO Brands Corporation on May 1, 2012.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2014	2013
Net actuarial loss (gain)	$256	$(87)
Amortization of net actuarial loss	(4)	(18)
Amortization of prior service cost	(3)	(3)
Settlements	(1)	(19)

Total pre-tax loss (gain) recognized in other comprehensive income (loss)	$248	$(127)

Total pre-tax loss (gain) recognized in net periodic pension income and other comprehensive income (loss)	$147	$(212)

Actuarial gains and losses and prior service cost (benefit) subject to amortization are amortized on a straight-line basis over the average remaining service, which is about 10 years for the salaried plan, about 11 years for the bargained hourly plan, and over the average remaining life expectancy of the plan participants of the envelope salaried plan which is about 23 years. The estimated pre-tax net actuarial loss and prior service cost for the defined benefit retirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic pension income in 2015 is $26 million and $3 million, respectively.

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

The components of net postretirement benefits cost (income) for the years ended December 31, 2014, 2013 and 2012 are presented below.

	Years ended December 31,
In millions	2014	2013	2012
Service cost-benefits earned during the period	$2	$3	$3
Interest cost	5	5	5
Amortization of net actuarial loss	0	1	0
Amortization of prior service benefit	(4)	(1)	(2)
Curtailments[1]	0	0	(13)

Net periodic postretirement benefits cost (income)	$3	$8	$(7)

[1]	For the year ended December 31, 2012, the company recorded within discontinued operations a curtailment gain pursuant to the spin-off of the company’s C&OP business and subsequent merger of that business with ACCO Brands Corporation on May 1, 2012.

The pre-tax components of other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):

	2014	2013
Net prior service benefit	$(33)[1]	$(10)
Amortization of net actuarial loss	0	(1)
Amortization of prior service benefit	4	1

Total pre-tax gain recognized in other comprehensive income (loss)	$(29)	$(10)

Total pre-tax gain recognized in net periodic postretirement benefits cost and other comprehensive income (loss):	$(26)	$(2)

[1]	During 2014, the company announced the elimination of retiree life coverage, effective January 1, 2015 and the elimination of retiree medical coverage, effective January 1, 2017. Accordingly, the U.S. postretirement plan was remeasured on June 30, 2014 and September 30, 2014 resulting in a gain of $33 million recorded in other comprehensive loss for the year ended December 31, 2014.

Actuarial gains and losses and prior service cost subject to amortization are amortized over the average remaining service period, which is about 8 years. The pre-tax net actuarial gain for the postretirement plans that will be amortized from accumulated other comprehensive income (loss) into net periodic postretirement benefits income is $10 million in 2015.

The following table also sets forth the funded status of the plans and amounts recognized in the consolidated balance sheets at December 31, 2014 and 2013, based on a measurement date of December 31 for each period.

Obligations, assets and funded status

	Qualified U.S. Retirement Plans		Nonqualified U.S. and Non - U.S. Retirement Plans		Postretirement Benefits
	Years ended December 31,		Years ended December 31,		Years ended December 31,
In millions	2014	2013	2014	2013	2014	2013
Change in benefit obligation:

Benefit obligation at beginning of year	$2,405	$3,030	$213	$214	$112	$125
Service cost	37	35	5	5	2	3
Interest cost	114	114	9	8	5	5
Net actuarial losses (gains)	386	(200)	35	(4)	2	(11)
Plan amendments	0	0	0	0	(33)	0
Foreign currency exchange rate changes	0	0	(9)	2	(2)	(2)
Employee contributions	0	0	0	0	7	9
Termination benefit costs	17	2	0	0	0	0
Curtailments	0	0	2	0	0	0
Benefits paid (including termination benefits)	(181)	(576)	(14)	(12)	(16)	(17)

Benefit obligation at end of year	$2,778	$2,405	$241	$213	$77	$112

Change in plan assets:
Fair value of plan assets at beginning of year	$3,878	$4,284	$36	$34	$0	$0
Actual return on plan assets	451	170	6	2	0	0
Company contributions	0	0	13	11	9	8
Foreign currency exchange rate changes	0	0	(2)	1	0	0
Employee contributions	0	0	0	0	7	9
Benefits paid (including termination benefits)	(181)	(576)	(14)	(12)	(16)	(17)

Fair value of plan assets at end of year	$4,148	$3,878	$39	$36	$0	$0

Over (under) funded status at end of year	$1,370	$1,473	$(202)	$(177)	$(77)	$(112)

Amounts recognized in the balance sheet consist of:
Noncurrent assets – prepaid asset	$1,370	$1,473	$4	$2	$0	$0
Current liabilities	0	0	(12)	(9)	(8)	(10)
Noncurrent liabilities	0	0	(194)	(170)	(69)	(102)

Total net asset (liability)	$1,370	$1,473	$(202)	$(177)	$(77)	$(112)

Amounts recognized in accumulated other comprehensive loss (pre-tax) consist of:

Net actuarial loss (gain)	$356	$128	$81	$59	$(4)	$(4)
Prior service cost (benefit)	11	14	(2)	(2)	(37)	(8)

Total loss (gain) recognized in accumulated other comprehensive loss	$367	$142	$79	$57	$(41)	$(12)

The accumulated benefit obligation for all defined benefit plans was $2.98 billion and $2.58 billion at December 31, 2014 and 2013, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

In millions	2014	2013
Projected benefit obligation	$208	$178
Accumulated benefit obligation	200	171
Fair value of plan assets	1	0

Assumptions

The weighted average assumptions used to determine the company’s benefit obligations at December 31:

	2014	2013
Retirement benefits:
Discount rate	4.07%	4.87%
Rate of compensation increase	2.51%	2.51%

Postretirement benefits:
Discount rate	5.65%	5.50%
Healthcare cost increase	9.02%	8.76%
Prescription drug cost increase	7.50%	7.21%

The weighted average assumptions used to determine net periodic pension income and net postretirement benefits (income) cost for the years presented:

	Years ended December 31,
	2014	2013	2012
Retirement benefits:
Discount rate	4.87%	4.40%	4.27%
Rate of compensation increase	2.51%	2.01%	2.51%
Expected return on plan assets	7.87%	7.87%	7.98%

Postretirement benefits:
Discount rate	5.28%	4.62%	4.64%
Healthcare cost increase	8.75%	8.77%	7.57%
Prescription drug cost increase	7.00%	6.39%	8.01%

The company adopted the new mortality tables issued by the Society of Actuaries in October 2014 for the valuation of its U.S. pension and postretirement plans at December 31, 2014. Based on the results of a mortality experience study, and in consultation with its actuaries, the company utilized the collar adjusted RD-2014 mortality table and MP-2014 improvement scale. The adoption of the new mortality tables increased the company’s U.S. pension plan liability by $154 million.

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

The company determined the discount rates for 2014, 2013, and 2012 by referencing the Aon Hewitt Aa Only Above Median Curve. The company believes that using a yield curve approach most accurately reflects changes in the present value of liabilities over time since each cash flow is discounted at the rate at which it could effectively be settled.

The annual rate of increase in U.S. healthcare and prescription drug costs is assumed to decline ratably each year until reaching 4.5% in 2024 and thereafter. The effect of a 1% increase in the assumed combined cost trend rate would increase the December 31, 2014 accumulated postretirement benefit obligation by $5 million and total service and interest cost for 2014 by $0.6 million. The effect of a 1% decrease in the assumed healthcare cost trend rate would decrease the December 31, 2014 accumulated postretirement benefit obligation by $4 million and total service and interest cost for 2014 by $0.5 million.

The company also has defined contribution plans that cover substantially all U.S. and certain non-U.S. based employees. Expense for company matching contributions under these plans was $22 million, $23 million and $23 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Retirement plan assets

The MeadWestvaco U.S. retirement plan asset allocation at December 31, 2014 and 2013, long-term target allocation, and expected long-term rate of return by asset category are as follows:

	Target allocation	Percentage of plan assets at December 31,		Weighted average expected long- term rate of return
Asset category:		2014	2013	2014
Equity securities	14%	19%	32%	10.7%
Debt securities	71%	71%	61%	6.4%
Real estate and private equity	8%	6%	7%	11.6%
Hedge funds	7%	4%	0%	N/A

Total	100%	100%	100%

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

Equity market risk is the most concentrated type of risk in the trust which has significant investments in common stock and in collective trusts with equity exposure. This risk is mitigated by maintaining diversification in geography and market capitalization. Investment manager guidelines limit the amount that can be invested in any one security. Approximately 3.7% of the trust’s equity portfolio is hedged against equity market risk. The policy also allows allocation of funds to other asset classes that serve to enhance long-term, risk-adjusted return expectations.

Liquidity risk is present in the trust’s investments in partnerships/joint ventures, real estate, registered investment companies, and 103-12 investment entities. The policy limits target allocations to these asset classes to 18.4%.

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

Funding of plans and payments of benefits

The company does not anticipate any required contributions to the U.S. qualified retirement plans in the foreseeable future as the plans are not required to make any minimum regulatory funding contributions. However, the company expects to contribute $2 million to the funded non-U.S. pension plans in 2015.

The company expects to pay $21 million in benefits to participants of the nonqualified and unfunded non-U.S. retirement and postretirement plans in 2015. The table below presents estimated future benefit payments, substantially all of which are expected to be funded from plan assets.

In millions	Retirement Benefits	Postretirement benefits
2015	$202	$8
2016	182	8
2017	182	6
2018	183	6
2019	185	5
2020 – 2024	947	24

Postemployment benefits

MeadWestvaco provides limited post-employment benefits to former or inactive employees, including short-term and long-term disability, workers’ compensation, severance, and health and welfare benefit continuation.

M.	Restructuring charges

In January 2014, the company initiated a margin improvement program, which was largely completed by the end of 2014. Key elements of the program include implementing a leaner organization design, aligning the corporate infrastructure to the revenue base, reassessing participation within certain business lines and markets and prioritizing capital on the highest return projects. During 2013 and 2012, the company initiated certain restructuring actions to reduce its overhead across its global operations. Cumulative charges included in the results from continuing operations through December 31, 2014 since the inception of the 2014 program were $47 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and Other income, net classification in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 are presented below.

Year ended December 31, 2014

In millions	Employee-related costs			Asset write-downs and other costs				Total
	COS	SG&A	Total	COS	SG&A	Other income, net	Total	COS	SG&A	Other income, net	Total
Food & Beverage	$0	$5	$5	$24	$0	$8	$32	$24	$5	$8	$37
Home, Health & Beauty	1	5	6	3	0	14	17	4	5	14	23
Industrial	2	2	4	0	0	0	0	2	2	0	4
Other	0	18	18	0	14	0	14	0	32	0	32

Total charges	$3	$30	$33	$27	$14	$22	$63	$30	$44	$22	$96

Year ended December 31, 2013

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$1	$5	$6	$1	$0	$1	$2	$5	$7
Home, Health & Beauty	7	1	8	13	0	13	20	1	21
Industrial	1	1	2	4	0	4	5	1	6
Specialty Chemicals	0	0	0	6	0	6	6	0	6
All other	0	4	4	0	1	1	0	5	5

Total charges	$9	$11	$20	$24	$1	$25	$33	$12	$45

Year ended December 31, 2012

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$2	$2	$0	$0	$0	$0	$2	$2
Home, Health & Beauty	6	1	7	2	0	2	8	1	9
Industrial	9	0	9	2	0	2	11	0	11
All other	0	3	3	0	1	1	0	4	4

Total charges	$15	$6	$21	$4	$1	$5	$19	$7	$26

Summary of restructuring accruals

The activity in the accrued restructuring balances was as follows for the year ended December 31, 2011 to the year ended December 31, 2014:

In millions	Employee Costs			Other Costs			Total
	2014 program	Other actions	Total	2014 program	Other actions	Total	2014 program	Other actions	Total
Balance at December 31, 2011	$0	$18	$18	$0	$3	$3	$0	$21	$21
Current charges	0	21	21	0	1	1	0	22	22
Payments	0	(13)	(13)	0	(4)	(4)	0	(17)	(17)

Balance at December 31, 2012	0	26	26	0	0	0	0	26	26
Current charges	0	20	20	0	0	0	0	20	20
Payments	0	(15)	(15)	0	0	0	0	(15)	(15)

Balance at December 31, 2013	0	31	31	0	0	0	0	31	31
Current charges	29	(1)	28	0	0	0	29	(1)	28
Payments	(25)	(8)	(33)	0	0	0	(25)	(8)	(33)

Balance at December 31, 2014	$4	$22	$26	$0	$0	$0	$4	$22	$26

N.	Other income, net

Components of other income, net are as follows:

	Years ended December 31,
In millions	2014	2013	2012
Interest income [1]	$57	$14	$11
Foreign currency exchange losses	(2)	(4)	(5)
Transition services	0	1	10
Alternative fuel mixture credits [2]	0	24	(15)
Insurance settlements	0	14	0
Other, net[3]	(4)	10	13

	$51	$59	$14

[1]	Interest income includes $45 million for the year ended December 31, 2014 related to a long-term note receivable from the 2013 transaction with Plum Creek.
[2]	In the fourth quarter of 2013, the company released $24 million of reserves related to alternative fuel mixture credits. In the fourth quarter of 2012, the company made a determination to claim cellulosic biofuel producer credits in 2013 in exchange for the repayment of $15 million of alternative fuel mixture credits received from excise tax filings during 2009 and 2010.
[3]	For the year ended December 31, 2014, Other, net includes restructuring charges of $14 million associated with the loss on the sale of the European beauty and personal care folding carton business and $6 million related to goodwill impairment associated with the planned sale of the European tobacco folding carton business.

O.	Income taxes

Earnings from continuing operations before income taxes are comprised of the following:

	Years ended December 31,
In millions	2014	2013	2012
U.S. earnings	$248	$109	$95
Foreign earnings	149	113	115

	$397	$222	$210

The significant components of the income tax provision are as follows:

	Years ended December 31,
In millions	2014	2013	2012
Current:
U.S. federal	$35	$(127)	$12
State and local	1	(1)	2
Foreign	34	23	52

	70	(105)	66

Deferred:
U.S. federal	39	15	(1)
State and local	3	(13)	(2)
Foreign	5	6	(9)

Provision for deferred income taxes	47	8	(12)

Income tax provision (benefit) attributable to continuing operations	$117	$(97)	$54

The following table summarizes the major differences between taxes computed at the U.S. federal statutory rate and the actual income tax provision attributable to continuing operations:

	Years ended December 31,
In millions	2014	2013	2012
Income tax provision computed at the U.S. federal statutory rate of 35%	$139	$78	$74
State and local income taxes, net of federal benefit	5	(2)	3
Foreign income tax rate differential and other items	(13)	(5)	(19)
Valuation allowances	3	0	1
Credits	(3)	(11)	(18)
Tax (benefits) charges related to Brazil	(4)	(6)	24
Settlements of tax audits – AFMC	0	(142)	0
Other	(10)	(9)	(11)

Income tax provision (benefit) attributable to continuing operations	$117	$(97)	$54

Effective tax rate attributable to continuing operations	29%	(44%)	26%

The current and non-current deferred tax assets and liabilities are as follows:

	December 31,
In millions	2014	2013
Deferred tax assets:
Employee benefits	$115	$110
Postretirement benefit accrual	66	90
Other accruals and reserves	47	61
Net operating loss carry-forwards	126	143
Credit carry-forwards	109	124
Other	16	20

Total deferred tax assets	479	548
Valuation allowances	(40)	(42)

Net deferred tax assets	439	506

Deferred tax liabilities:
Depreciation and depletion	(632)	(661)
Basis difference in restricted assets held by special purpose entities	(437)	(442)
Nontaxable pension asset	(503)	(564)
Amortization of identifiable intangibles	(60)	(65)
Other	(34)	(48)

Total deferred tax liabilities	(1,666)	(1,780)

Net deferred liability	$(1,227)	$(1,274)

Included in the balance sheet:
Current assets - deferred tax asset	$69	$33
Other assets - noncurrent deferred tax asset	35	43
Accrued expenses – current deferred tax liability	(1)	(2)
Noncurrent deferred tax liability	(1,330)	(1,348)

Net deferred liability	$(1,227)	$(1,274)

The company has U.S. federal, state and foreign tax net operating loss carry-forwards which are available to reduce future taxable income in U.S. federal and various state and foreign jurisdictions. The company’s valuation allowance against deferred tax assets primarily relates to the state and foreign tax net operating losses for which the ultimate realization of future benefits is uncertain.

At December 31, 2014 and 2013 there were no deferred income taxes provided for the company’s share of undistributed net earnings of foreign operations.

The cumulative undistributed earnings, including foreign currency translation adjustments, totaled $1.36 billion and $1.47 billion for the years ended December 31, 2014 and 2013, respectively. Management’s intent is to reinvest such amounts indefinitely. The determination of the amount of such unrecognized tax liability is not practical because of the complexities with its hypothetical calculation. The company provides current or deferred income taxes on earnings of its international subsidiaries in the period that the company determines it will remit those earnings.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows for the years ended December 31, 2014, 2013 and 2012:

In millions
Balance at December 31, 2011	$268
Additions based on tax positions related to the current year	11
Additions for tax positions of prior years	15
Reductions for tax positions of prior years	(17)
Reductions for tax positions due to lapse of statute	(2)
Settlements	(10)
Foreign currency translation	(6)

Balance at December 31, 2012	259
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(155)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(2)
Foreign currency translation	(9)

Balance at December 31, 2013	95
Additions based on tax positions related to the current year	1
Additions for tax positions of prior years	1
Reductions for tax positions of prior years	(1)
Reductions for tax positions due to lapse of statute	(1)
Settlements	(2)
Foreign currency translation	(8)

Balance at December 31, 2014	$85

The company has operations in many areas of the world and is subject, at times, to tax audits in these jurisdictions. These tax audits by their nature are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the company’s accruals or an increase in its income tax provision, both of which could have an impact on the results of operations in any given period. With a few exceptions, the company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years prior to 2004. The company regularly evaluates, assesses and adjusts these accruals in light of changing facts and circumstances, which could cause the effective tax rate to fluctuate from period to period. Of the total $85 million liability for unrecognized tax benefits at December 31, 2014, $76 million could impact the company’s effective tax rate in future periods. The remaining balance of this liability would be adjusted through the consolidated balance sheet without impacting the company’s effective tax rate.

It is anticipated that audits in certain foreign jurisdictions and certain domestic states will be completed in 2014. Based on the resolution of these various audits, it is reasonably possible that the balance of unrecognized tax benefits may be reduced by $1 million to $69 million during 2015.

The company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. During the years ended December 31, 2014 and 2013, the company recognized a benefit of $3 million and $9 million, respectively, related to interest and penalties. During the year ended December 31, 2012, the company recognized expense of $20 million related to interest and penalties. The company accrued $75 million and $89 million for the payment of interest and penalties at December 31, 2014 and 2013, respectively.

Approximately $82 million deferred tax benefit and $53 million of deferred income tax expense was provided in components of other comprehensive income during the years ended December 31, 2014 and 2013, respectively. Approximately $14 million and $11 million of current income tax benefit was provided in components of additional paid in capital during the year ended December 31, 2014 and 2013, respectively.

P.	Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At December 31, 2014, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of December 31, 2014, there were approximately 630 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At December 31, 2014, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

Pursuant to the sale of the company’s remaining U.S. forestlands which occurred on December 6, 2013, the company received an installment note in the amount of $860 million (the “Installment Note”). The Installment Note does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.207%. Using the Installment Note as collateral, the company received $774 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to the company and shall be paid from the Installment Note proceeds upon its maturity. As a result, the Installment Note is not available to satisfy the obligations of the company. The non-recourse liability does not require any principal payments until its maturity in December 2023 and bears interest at a fixed rate of 5.425%. As of December 31, 2014 and 2013 the Installment Note of $860 million is included within restricted assets held by special purpose entities and the secured financing liability of $774 million is included within liabilities held by special purpose entities. Both the Installment Note and the secured financing liability are included within a special purpose entity which is consolidated by the company.

Pursuant to the sale of certain large-tract forestlands in 2007, the company received an installment note in the amount of $398 million (the “Timber Note”). The Timber Note does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating the London Interbank Offered Rate (“LIBOR”). In addition, the Timber Note is supported by a bank-issued irrevocable letter of credit obtained by the buyer of the forestlands. Using the Timber Note as collateral, the company received $338 million in proceeds under a secured financing agreement with a bank. Under the terms of the agreement, the liability from this transaction is non-recourse to MeadWestvaco and shall be paid from the Timber Note proceeds upon its maturity. As a result, the Timber Note is not available to satisfy the obligations of MeadWestvaco. The non-recourse liability does not require any principal payments until its maturity in October 2027 and bears interest at a rate approximating LIBOR. As of December 31, 2014 and 2013 the Timber Note of $398 million is included within restricted assets held by special purpose entities and the secured financing liability of $338 million is included within liabilities held by special purpose entities. Both the Timber Note and the secured financing liability are included within a special purpose entity which is consolidated by the company.

S.	Dispositions

On January 22, 2015, the company entered into a definitive agreement to sell its European tobacco folding carton business. Restructuring charges of $30 million related to asset write-downs for this business were recorded in Cost of sales and Other income, net within the consolidated statements of operations for the year ended December 31, 2014. Assets of $92 million and liabilities of $19 million were classified as assets held for sale in the consolidated balance sheet at December 31, 2014. The transaction is expected to close during the first half of 2015. This business is reported within the Food & Beverage segment.

On June 1, 2014, the company completed the sale of its beauty and personal care folding carton packaging business in Europe for net cash proceeds of $11 million. The sale resulted in a pre-tax loss of $14 million, which is included within restructuring charges and reported in Other income, net within the consolidated statements of operations for the year ended December 31, 2014. This business was previously reported within the Home, Health & Beauty segment.

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

On May 1, 2012, MeadWestvaco completed the spin-off of its C&OP business and subsequent merger of that business with ACCO Brands Corporation. MeadWestvaco shareholders received approximately one share of ACCO Brands Corporation stock for every three shares of MeadWestvaco stock they owned of record as of April 24, 2012, resulting in their collective ownership on May 1, 2012 of 50.5% of the outstanding common shares of ACCO Brands Corporation. In accordance with the terms of the transaction, MeadWestvaco received cash distributions on a tax-free basis totaling $460 million during April 2012 pursuant to loan proceeds from new debt obligations of the C&OP business. The net assets of the C&OP business included cash totaling $59 million pursuant to MeadWestvaco satisfying a working capital provision of the transaction, subject to certain post-closing adjustments. For the year ended December 31, 2012, the operating results of the C&OP business are reported in discontinued operations in the consolidated statements of operations on an after-tax basis. The assets and liabilities of the C&OP business, including the debt obligations discussed above, were recorded as a dividend to MeadWestvaco’s shareholders and resulted in a $15 million decrease to consolidated shareholders’ equity as of May 1, 2012.

Below are amounts attributed to the above dispositions included in discontinued operations in the consolidated statements of operations.

	Year ended December 31,
In millions, except per share amounts	2014	2013	2012
Net sales	$0	$154	$307

Cost of sales	0	60	141
Selling, general and administrative expenses	(1)	18	61
Interest expense	0	2	8
Other income, net	0	(798)	(3)

Income before income taxes	1	872	100

Income tax provision	0	353	48

Net income	$1	$519	$52

Net income per share
Basic	$0.00	$2.93	$0.30
Diluted	$0.00	$2.88	$0.29

There were no assets and liabilities classified as discontinued operations in the consolidated balance sheet at December 31, 2014 or December 31, 2013.

The following table shows the major categories of assets and liabilities that are classified as held for sale in the consolidated balance sheet at December 31, 2014:

In millions	December 31, 2014
Accounts receivable, net	$19
Inventories	20
Other current assets	3

Current assets	42

Property, plant, equipment and forestlands, net	50

Accounts payable	7
Accrued expenses	5

Current liabilities	12

Other long-term liabilities	7

In connection with certain business dispositions, MeadWestvaco has provided certain guarantees and indemnities to the respective buyers and other parties. These obligations include both potential environmental matters as well as certain contracts with third parties. The total aggregate exposure to the company for these matters could be up to $35 million. The company has evaluated the fair value of these guarantees and indemnifications which did not result in a material impact to the company’s consolidated financial statements.

T.	Cash flow

Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:

	Years ended December 31,
In millions	2014	2013	2012
(Increase) decrease in:
Receivables	$(50)	$(35)	$(9)
Inventories	(56)	(28)	(71)
Other current assets	19	30	(48)

Increase (decrease) in:
Accounts payable and accrued expenses	22	(65)	(60)
Income taxes payable	(27)	16	10

	$(92)	$(82)	$(178)

	Years ended December 31,
In millions	2014	2013	2012
Cash paid for:
Interest	$186	$154	$155
Less capitalized interest	(6)	(24)	(27)

Interest paid, net	$180	$130	$128

Income tax paid, net	$201	$27	$56

U.	Segment information

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

The Home, Health & Beauty segment designs and produces packaging solutions for the global personal care, fragrance, home care, lawn and garden, prescription drug and healthcare end markets. For the global beauty and personal care market, the segment produces pumps for fragrances, lotions, creams and soaps, flip-top and applicator closures for bath and body products and lotions, and plastic packaging for hair and skin care products. For the global home and garden market, the segment produces trigger sprayers for surface cleaners and fabric care, aerosol actuators for air fresheners, hose-end sprayers for lawn and garden maintenance, and spouted and applicator closures for a variety of other home and garden products. For the global healthcare market, the segment produces secondary packages designed to enhance patient adherence for prescription drugs, as well as healthcare dispensing systems, paperboard packaging and closures for over-the-counter and prescription drugs. Paperboard and plastic materials are converted into packaging solutions at plants located in North America, South America, Europe and Asia.

The Industrial segment designs and produces corrugated packaging solutions, primarily for produce, meat, consumer products and bulk goods. In Brazil, where most of this business is based, the integrated business includes forestlands, paperboard mills and corrugated box plants. This segment also includes operations in India, which develop corrugated packaging materials as well as corrugated packaging solutions primarily for produce. In Brazil, the segment manufactures high-quality virgin kraftliner and recycled material medium paperboards, and converts the board to corrugated packaging at four box plants across the country. In India, the segment converts raw materials to corrugated packaging at its facility in Pune and manufactures containerboard at two mills in Vapi and Morai.

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

The Community Development and Land Management segment is responsible for maximizing the value of 94,000 development acres in the Charleston, South Carolina region through a land development partnership with Plum Creek Timber Company, Inc (“Plum Creek”). The segment develops real estate including (i) selling development property, (ii) entitling and improving high-value tracts, and (iii) master planning of select landholdings. The earnings of this segment exclude the non-controlling interest attributable to Plum Creek.

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

In millions	Years ended December 31,
	2014	2013	2012
Net sales[1]
U.S.[2]	$3,755	$3,536	$3,547
Brazil	540	548	497
Other non-U.S.	1,336	1,305	1,243

Net sales	$5,631	$5,389	$5,287

Long-lived assets, net
U.S.	$4,095	$4,287	$3,933
Brazil	568	656	750
Other non-U.S.	497	568	552

Long-lived assets	$5,160	$5,511	$5,235

[1]	Net sales are attributed to countries based on location of the seller.
[2]	Export sales from the U.S. were $1.1 billion, $990 million, and $919 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Financial information by segment and Corporate and Other follows:

In millions	External sales	Inter- segment sales	Total segment sales	Segment profit (loss)	Depreciation, depletion and amortization	Segment assets	Capital expenditures
Year ended December 31, 2014
Food & Beverage	$3,205	$23	$3,228	$326	$217	$2,677	$164
Home, Health & Beauty	768	13	781	55	64	735	42
Industrial	559	1	560	86	42	773	30
Specialty Chemicals	1,041	0	1,041	242	33	686	102
Community Development and Land Management	58	0	58	6	2	131	1

Total	$5,631	$37	$5,668	715	358	5,002	339

Corporate and Other				(336)	12	4,362	7
Non-controlling interests				18	—	—	—

Consolidated totals[2]				$397	$370	$9,364	$346

Year ended December 31, 2013
Food & Beverage	$3,099	$7	$3,106	$239	$217	$2,831	$293
Home, Health & Beauty[3]	743	0	743	21	69	855	63
Industrial	547	1	548	65	40	882	70
Specialty Chemicals	980	0	980	229	33	555	60
Community Development and Land Management	20	0	20	(14)	1	271	3

Total	$5,389	$8	$5,397	540	360	5,394	489

Corporate and Other				(317)	30	4,891	17
Non-controlling interests				(1)	—	—	—

Consolidated totals[2]				$222	$390	$10,285	$506

Year ended December 31, 2012
Food & Beverage	$3,103	$2	$3,105	$309	$222	$2,859	$275
Home, Health & Beauty	770	0	770	35	68	844	47
Industrial	457	0	457	49	24	957	271
Specialty Chemicals	939	1	940	224	33	506	38
Community Development and Land Management	18	0	18	(13)	4	213	1

Total	$5,287	$3	$5,290	604	351	5,379	632

Corporate and Other				(397)	15	3,380	22
Assets of discontinued operations[1]				—	—	149	—
Non-controlling interests				3	—	—	—

Consolidated totals[2]				$210	$366	$8,908	$654

[1]	Assets of discontinued operations at December 31, 2012 represent the U.S. forestlands sold in 2013. See Notes R and S for further discussion.
[2]	Consolidated totals represent results from continuing operations, except as otherwise noted.
[3]	Segment profit in 2013 for the Home, Health & Beauty segment included a charge for $3 million related to certain depreciation adjustments. The aforementioned charge was attributable to periods prior to 2013 and is deemed immaterial to the segment’s results in 2013 and prior periods.

V.	Selected quarterly information

The below information is unaudited.

	Years ended December 31,
In millions, except per share data	2014[1]	2013[2]
Sales:
First	$1,322	$1,311
Second	1,467	1,390
Third	1,468	1,378
Fourth	1,374	1,310

Year	$5,631	$5,389

Gross profit:
First	$247	$196
Second	318	236
Third	333	284
Fourth	268	244

Year	$1,166	$960

Net income attributable to the company:
First	$31	$11
Second	73	71
Third	106	80
Fourth	53	677

Year	$263	$839

Net income attributable to the company per diluted share:
First	$0.18	$0.06
Second	0.43	0.39
Third	0.61	0.44
Fourth	0.31	3.77

[1]	First quarter 2014 results include after-tax restructuring charges of $25 million, or $0.15 per share, and income from an after-tax insurance settlement regarding litigation claims of $17 million, or $0.10 per share. Second quarter 2014 results include after-tax restructuring charges of $18 million, or $0.10 per share. Third quarter 2014 results include after-tax restructuring charges of $4 million, or $0.03 per share. Fourth quarter 2014 results include after-tax restructuring charges of $34 million, or $0.20 per share and discrete income tax benefits of $9 million, or $.05 per share.
[2]	First quarter 2013 results include after-tax restructuring charges of $18 million, or $0.10 per share, and after-tax income from discontinued operations of $13 million, or $0.07 per share. First quarter of 2013 results also include after-tax income of $3 million pursuant to certain value added tax matters related to the fourth quarter of 2012. The aforementioned adjustment attributable to periods prior to the first quarter of 2013 is deemed immaterial to the company’s consolidated financial statements for all periods. Second quarter 2013 results include after-tax restructuring charges of $4 million, or $0.02 per share, pension settlement charge of $11 million, or $0.06 per share and after-tax income from discontinued operations of $19 million or $0.11 per share. Second quarter of 2013 results also include after-tax charges of $6 million primarily related to the write-offs of inventories overstated in the fourth quarter of 2012 (after-tax charge of $1 million) and first quarter of 2013 (after-tax charge of $5 million). The aforementioned adjustment attributable to periods prior to the first quarter of 2013 is deemed immaterial to the company’s consolidated financial statements for all periods. Third quarter 2013 results include after-tax restructuring charges of $3 million, or $0.02 per share, Brazil tax adjustment of $2 million, or $0.01 per share and after-tax income from discontinued operations of $19 million, or $0.10 per share. Fourth quarter 2013 results include after-tax restructuring charges of $5 million, or $0.03 per share, pension settlement charge of $1 million, or $.01 per share, CDLM transaction costs of $2 million, or $.01 per share, AFMC income of $165 million, or $0.92 per share and after-tax income from discontinued operations of $468 million, or $2.61 per share. Fourth quarter of 2013 results include after-tax charges of $2 million related to depreciation adjustments associated with an acquisition that occurred in 2006. The aforementioned adjustment attributable to periods prior to 2013 is deemed immaterial to the company’s consolidated financial statements for all periods.

W.	Subsequent events

On January 26, 2015, MWV announced it has entered into a Business Combination Agreement (the “Combination Agreement”) with Rock-Tenn Company (“Rock-Tenn”) to create a leading global provider of consumer and corrugated packaging (“TopCo”). Under the terms of the agreement, which has been unanimously approved by the boards of directors of both companies, MWV stockholders will receive 0.78 shares of TopCo for each share of MWV held. Rock-Tenn shareholders will be entitled to elect to receive either (a) 1.00 shares of TopCo or (b) cash in an amount equal to the volume weighted average price of Rock-Tenn common stock during a five-day period ending three trading days prior to closing for each share of Rock-Tenn held. The cash and stock elections by Rock-Tenn shareholders will be subject to proration such that the resulting ownership of TopCo will be approximately 50.1% by MWV shareholders and 49.9% by Rock-Tenn shareholders, and it is estimated that approximately 7% of Rock-Tenn shares will be converted into cash in lieu of stock.

The completion of the Mergers is subject to the satisfaction or waiver of certain conditions, including (i) the adoption of the Combination Agreement by the affirmative vote of the holders of a majority of all outstanding shares of MWV Common Stock entitled to vote thereon; (ii) the approval of the Combination Agreement by the affirmative vote of the holders of a majority of all outstanding shares of Rock-Tenn Common Stock entitled to vote thereon; (iii) the receipt of certain domestic and foreign governmental approvals; (iv) the receipt of certain tax opinions; (v) the absence of any law or order prohibiting the Mergers; (vi) the effectiveness of the Form S-4; and (vii) the absence of a material adverse effect on Rock-Tenn or MWV. Both parties expect to close the transaction in the second calendar quarter of 2015.

The Combination Agreement contains mutual customary representations and warranties made by each of Rock-Tenn and MWV, and also contains mutual customary pre-closing covenants, including covenants, among others, (i) to operate its businesses in the ordinary course consistent with past practice and to refrain from taking certain actions without the other party’s consent, (ii) not to solicit, initiate, knowingly encourage or take any other action designed to facilitate, and, subject to certain exceptions, not to participate in any discussions or negotiations, or cooperate in any way with respect to, any inquiries or the making of, any proposal of an alternative transaction or to withdraw the support of its Board of Directors for the Mergers, and (iii) to use their respective reasonable best efforts to obtain governmental, regulatory and third party approvals.

The Combination Agreement contains certain termination rights for each of MWV and Rock-Tenn, including in the event that (i) the Mergers are not consummated on or before January 25, 2016, (ii) the approval of the stockholders of MWV or the shareholders of Rock-Tenn is not obtained at a shareholder meeting or (iii) either MWV or Rock-Tenn terminates the Combination Agreement to enter into a binding agreement providing for a superior alternative transaction. The Combination Agreement further provides that, upon termination of the Combination Agreement under specified circumstances, including a change in the recommendation of the Board of Directors of MWV or Rock-Tenn or a termination of the Combination Agreement by MWV or Rock-Tenn to enter into a binding agreement providing for a superior alternative transaction, MWV or Rock-Tenn, as the case may be, will pay to the other party a termination fee equal to $230 million in cash.

TopCo will have a Board of Directors consisting initially of fourteen directors, (i) eight of whom will be persons designated by Rock-Tenn from the directors of Rock-Tenn as of the date of the Combination Agreement, one of whom will be Mr. Steven C. Voorhees, and (ii) six of whom will be persons designated by MWV from the directors of MWV as of the date of the Combination Agreement, one of whom will be Mr. John A. Luke, Jr.

Under the terms of the Combination Agreement, as of the Effective Time, Mr. Voorhees will be appointed as the Chief Executive Officer and President of TopCo for a three year term and Mr. Luke will be designated as Non-Executive Chairman of TopCo for a three year term.

The Combination Agreement provides that, at the Effective Time, the MWV stock options and other equity awards and the Rock-Tenn stock options and other equity awards generally will convert upon the Effective Time into stock options and equity awards with respect to TopCo Common Stock, after giving effect to appropriate adjustments to reflect the consummation of the Mergers.

On January 22, 2015, the company announced it has signed a definitive agreement to sell its European tobacco folding carton business to AR Packaging Group AB. The transaction is expected to be completed during the first half of 2015.

On January 8, 2015, the company announced its Board of Directors has approved a plan to fully separate its Specialty Chemicals business from the rest of the company. The separation is expected to be executed by means of a tax-free spinoff of the Specialty Chemicals business. The spinoff is expected to be completed by the end of 2015.

Item 9.	Changes in and disagreements with accountants on accounting and financial disclosure

None.

Item 9A.	Controls and procedures

Management’s report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In order to evaluate the effectiveness of internal control over financial reporting, management has conducted an assessment, including testing, using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”), is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our assessment, under the criteria established in Internal Control – Integrated Framework (2013), issued by the COSO, management has concluded that the company maintained effective internal control over financial reporting as of December 31, 2014. In addition, the effectiveness of the company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Part II, Item 8.

Evaluation of the company’s disclosure controls and procedures.

As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Exchange Act). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective and operating to the reasonable assurance level, as of December 31, 2014, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 have been accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal control over financial reporting.

During the fiscal quarter ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

Item 9B.	Other information

None.

Part III

Item 10.	Directors, executive officers and corporate governance

Information required by this item for MeadWestvaco’s directors will be contained in a subsequent filing of an amendment to our Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2014. Portions of the information required by this item for MeadWestvaco’s code of conduct and executive officers are also contained in Part I of this report under the captions “Available information” and “Executive officers of the registrant,” respectively.

Item 11.	Executive compensation

Information required by this item will be contained in a subsequent filing of an amendment to our Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2014.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Information required by this item will be contained in a subsequent filing of an amendment to our Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2014.

Item 13.	Certain relationships and related transactions, and director independence

Information required by this item will be contained in a subsequent filing of an amendment to our Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2014.

Item 14.	Principal accounting fees and services

Information required by this item will be contained in a subsequent filing of an amendment to our Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2014.

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

3.	Exhibits

2.1	Business Combination Agreement, dated as of January 25, 2015, by and between MeadWestvaco Corporation and Rock-Tenn Company previously filed as Exhibit 2.1 to the company’s Form 8-K on January 27, 2015, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended November 12, 2013, as disclosed in the company’s Form 8-K filed on November 13, 2013, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

4.13	$600 million Five-Year Credit Agreement, dated as of January 30, 2012 among the Registrant with a syndicate of commercial banks, including Citibank N.A. as administrative agent, previously filed as Exhibit 99.1 to the company’s Form 8-K on January 30, 2012 and incorporated by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007, January 1, 2009, February 28, 2011 and February 25, 2013 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 25, 2013, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 26, 2010, previously filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.27+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28+	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended, previously filed as Exhibit 10.35 to the company’s Quarterly Report on Form 10-Q for the period ended March 21, 2010 and incorporated herein by reference.

10.35+	Stock Option Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.36+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 22, 2013, previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference.

10.39	Rabbi Trust Agreement, dated as of September 29, 2011, among the Registrant and Union Bank, N.A. previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, and incorporated herein by reference.

10.40	Agreement and Plan of Merger, dated as of November 17, 2011 among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.41	Separation Agreement, dated as of November 17, 2011, among MeadWestvaco Corporation and Monaco SpinCo Inc. previously filed as Exhibit 10.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.43+	Stock Option Awards in 2012 – Terms and Conditions, previously filed as Exhibit 10.43 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

10.46	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.46 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by reference

10.47	Amendments to terms and conditions of outstanding stock option awards and restricted stock grants covering vesting and exercise provisions for retirement age recipients effective January 27, 2014 previously filed as Exhibit 10.47 to the company’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.48	Agreement between MeadWestvaco Corporation and Mark S. Cross, dated July 24, 2013 previously filed as Exhibit 10.01to the company’s Form 8-K on July 24, 2013, and incorporated herein by reference.

10.49	Master Purchase and Sale Agreement, dated October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers, and Plum Creek Timber Company, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on October 29, 2013, and incorporated herein by reference.

10.50	Summary of MeadWestvaco Corporation 2014 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.50 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, and incorporated herein by reference.

10.51	Summary of MeadWestvaco Corporation 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.51 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2014, and incorporated herein by reference

10.52	Employment Agreement between MeadWestvaco Corporation and Robert K. Beckler, dated March 3, 2014 previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, and incorporated herein by reference.

10.53	Agreement between MeadWestvaco Corporation and James A. Buzzard dated as of April 1, 2014, previously filed as Exhibit 10.01 to the company’s Form 8-K on June 9, 2014, and incorporated herein by reference.

10.54	Agreement between MeadWestvaco Corporation and Mark T. Watkins, dated September 30, 2014 previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, and incorporated herein by reference.

10.55	Agreement between MeadWestvaco Corporation and James A. Buzzard, dated October 1, 2014 previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

101*	XBRL Instance Document and Related Items.

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)
February 23, 2015
/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John A. Luke, Jr.	Chairman of the Board of Directors and Chief Executive Officer	February 23, 2015
John A. Luke, Jr.	(Chief Executive Officer and Director)

/s/ E. Mark Rajkowski	Senior Vice President	February 23, 2015
E. Mark Rajkowski	(Chief Financial Officer)

/s/ Brent A. Harwood	Vice President and Controller	February 23, 2015
Brent A. Harwood	(Chief Accounting Officer)

/s/ Michael E. Campbell	Director	February 23, 2015
Michael E. Campbell

/s/ James G. Kaiser	Director	February 23, 2015
James G. Kaiser

/s/ Richard B. Kelson	Director	February 23, 2015
Richard B. Kelson

/s/ Susan J. Kropf	Director	February 23, 2015
Susan J. Kropf

/s/ Gracia C. Martore	Director	February 23, 2015
Gracia C. Martore

/s/ James E. Nevels	Director	February 23, 2015
James E. Nevels

/s/ Timothy H. Powers	Director	February 23, 2015
Timothy H. Powers

/s/ Alan D. Wilson	Director	February 23, 2015
Alan D. Wilson