Form 10-K/A
period 2014-12-31
MEADWESTVACO Corp
filed 2015-04-20
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2014, the aggregate market value of common stock held by non-affiliates was $7,374,352,946. Such determination shall not, however, be deemed to be an admission that any person is an “affiliate” as defined in Rule 405 under the Securities Act of 1933.

At April 16, 2015, the number of shares of common stock of the Registrant outstanding was 167,810,345.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2015 (the “Original Report”), is to amend Part III, Items 10 through 14 of the Original Report to include information previously omitted from the Original Report in reliance on General Instructions G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

We are also amending Part IV, Item 15 of the Original Report to include certain exhibits required to be filed with this Amendment No. 1 to the Original Report.

Except as described above, this Amendment No. 1 to the Original Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect information or events subsequent to the filing thereof.

PART III

Item 10.	Directors, executive officers and corporate governance

Members of the Board of Directors

The following table provides information regarding the members of the Board of Directors of the MeadWestvaco Corporation (“MWV,” “MeadWestvaco” or the “company”). See the section captioned “Executive Officers of the Registrant” in Part I of the Original Report for the information required by Item 401(b) of Regulation S-K:

Name	Age*	Director of MeadWestvaco Since

MICHAEL E. CAMPBELL	67	2002

Chairman, President and Chief Executive Officer, Arch Chemicals, Inc., a global biocides company, 1999-2011. Former Director: Milliken & Company, National Association of Manufacturers (Chairman), American Chemistry Council, Society of Chemical Industry.

RICHARD B. KELSON	68	2002

Chairman, President and Chief Executive Officer, ServCo, LLC, a strategic sourcing and supply chain management company, since 2009. Operating Advisor, Pegasus Capital Advisors, L.P., a private equity fund manager, 2006-2010. Chairman’s Counsel, Alcoa, Inc., a global manufacturer of aluminum and aluminum based products, 2006; Executive Vice President and Chief Financial Officer, 1997-2005. Director: PNC Financial Services, Commercial Metals Company, Shale-Inland Holdings, LLC, Ecovative Design, LLC, Anadigics, Inc. Former Director: KaBoom, Inc., Lighting Science Group Corporation. Member: University of Pittsburgh School of Law Board of Visitors.

SUSAN J. KROPF	66	2002

President and Chief Operating Officer, Avon Products, Inc., a global manufacturer and marketer of beauty and related products, 2001-2006; Director, 1998-2006. Director: Coach, Inc., The Kroger Company, The Sherwin-Williams Company. Former Director: Wallace Foundation.

JOHN A. LUKE, JR.	66	2002

Chairman and Chief Executive Officer, MeadWestvaco Corporation, since 2002. Chairman, President and Chief Executive Officer, MeadWestvaco, 2002-2003. Chairman, President and Chief Executive Officer, Westvaco Corporation, 1996-2002. Director: American Forest and Paper Association, The Bank of New York Mellon, The Timken Company, Factory Mutual Insurance Company, National Association of Manufacturers, The US-China Business Council, The US-India Business Council. Trustee: American Enterprise Institute for Public Policy Research, Virginia Museum of Fine Arts. Board of Visitors: Virginia Commonwealth University.

GRACIA C. MARTORE	63	2012

President and Chief Executive Officer, Gannett Co., Inc., a media and marketing solutions company, since 2011; President and Chief Operating Officer, 2010-2011; Executive Vice President and Chief Financial Officer, 2006-2010; Senior Vice President and Chief Financial Officer, 2003-2006; Senior Vice President of Finance and Treasurer, 2001-2003. Director: The Associated Press, Factory Mutual Insurance Company, Gannett Co., Inc., Gannett Foundation. Trustee: The Paley Center for Media.

Name	Age*	Director of MeadWestvaco Since

JAMES E. NEVELS	63	2014

Chairman, the Swarthmore Group, an investment advisory firm, since 1991. Director: The Hershey Company since 2009 (Chairman 2009-2015), Federal Reserve Bank of Philadelphia (Chairman since 2014), First Data Corporation, MMG Insurance Company, The Hershey Trust Company. Board of Managers: The Milton Hershey School. Former Director: The Tasty Baking Company, The Philadelphia School Reform Commission. Former Advisory Committee Member: Pension Benefit Guaranty Corporation.

TIMOTHY H. POWERS	66	2006

Chairman, Hubbell Incorporated, a manufacturer of electrical products, 2013-2014; Executive Chairman, September 2004-2013; President and Chief Executive Officer, 2001-2012; Senior Vice President and Chief Financial Officer, 1998-2001. Director: ITT Corporation. Former Director: National Electrical Manufacturers Association. Former Trustee: Manufacturers Alliance/MAPI.

ALAN D. WILSON	57	2011

Chairman, since 2009, and Chief Executive Officer, since 2008, McCormick & Company, Inc., a global spice and specialty foods company; President, 2007-2015; President, North American Consumer Products, 2005-2006; President, U.S. Consumer Foods Group, 2003-2005; Vice President-Sales and Marketing, McCormick U.S. Consumer Foods Group, 2001-2003. Director: Grocery Manufacturers Association, Greater Baltimore Committee. Former Director: Williams Scotsman, Inc.

*	Ages of directors are as of April 1, 2015.

Audit Committee

MWV has a separately designated standing audit committee established in accordance with section 3(a)(58)(A). The following members of the Board of Directors, each of them an independent director under the New York Stock Exchange listing standards, sit on the MWV Audit Committee:

Gracia C. Martore, Chairman

James G. Kaiser

James E. Nevels

Timothy H. Powers

(all independent directors)

All members are “financially literate” under New York Stock Exchange listing standards, and at least one member has such accounting or related financial management expertise as to be considered a “financial expert” under SEC rules. The Board has designated the Audit Committee Chair, Gracia C. Martore, and Committee member Timothy H. Powers as “audit committee financial experts” as a result of their experience in senior corporate executive positions with financial oversight responsibilities.

Code of Conduct

The MeadWestvaco Code of Conduct applies to all MeadWestvaco directors and employees worldwide, including the Chief Executive Officer and the Chief Financial Officer. These policies and principles support the company’s core values of integrity, respect for the individual, commitment to excellence and teamwork. The Code of Conduct can be found on the company’s website at www.meadwestvaco.com under the “Investors” tab at the top of the page and then under the “Corporate Governance” tab. Printed copies are available to any stockholder upon request by calling 1-800-432-9874. Any future changes or amendments to our Code of Conduct and any waiver of our Code of Conduct that applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, or member of the Board of Directors, will be posted on the company’s website at www.meadwestvaco.com under the “Investors” tab at the top of the page and then under the “Corporate Governance” tab.

Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the company’s officers and directors, and persons who own more than 10% of a registered class of the company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16(a) forms they file. The company’s administrative staff regularly assists its executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf.

Based solely upon a review of the copies of such reports furnished to the company and of such reports in its possession, and of representations by certain reporting persons, the company believes that all of its directors, executive officers and greater than 10% stockholders filed the required reports on a timely basis under Section 16(a) in 2014, except that a Form 4 for Mr. Brent A. Harwood, Vice President and Controller, reporting on the vesting of 744 service-based restricted stock units into 744 shares of company stock; and a Form 4 for Mr. Todd W. Fister, former Vice President, reporting on the vesting of 642 MWV service-based restricted stock units into 642 shares of company stock, were not timely filed due to administrative oversight.

Item 11.	Executive compensation

Compensation Discussion and Analysis

MWV’s executive compensation program is designed to reward senior leaders for the successful execution of MWV’s profitable growth strategy and achievement of its stated performance goals. The Compensation Discussion and Analysis discusses the compensation program and the compensation decisions made for fiscal year 2014 with respect to the following named executive officers:

Name	Title

John A. Luke, Jr.	Chairman and Chief Executive Officer

E. Mark Rajkowski	Senior Vice President and Chief Financial Officer

Robert K. Beckler	Executive Vice President

Robert A. Feeser	Executive Vice President

Wendell L. Willkie, II	Senior Vice President, General Counsel and Secretary

James A. Buzzard	Former President[1]

Business Overview

MWV has continued to drive its maximizing shareholder value discipline, which at its core is about generating higher levels of total shareholder returns through its profitable growth business strategy and its strategic actions to create value with its business portfolio. In 2014, the company:

•	Delivered strong total shareholder return of 26.9% through stock price appreciation and dividend reinvestment, which places the company at the 78th percentile of its peers (used for compensation purposes) for the year ended December 31, 2014

•	Returned approximately $700 million to shareholders in 2014 proceeds from the sale of U.S. forestlands and certain related assets to Plum Creek Timber Company in the form of share repurchases totaling $525 million equivalent to 13.8 million shares of MWV common stock as well as $1 per share special dividend

•	Executed its 2014 Margin Improvement Program achieving $85 million in annual savings with a goal of an additional $50 million in annual savings by the end of 2015

•	Achieved the following results for the year ended December 31, 2014:

•	Earnings from continuing operations attributable to the company excluding special items was $317 million, or $1.85 per share[2]

•	Revenue growth of 5%

[1]	Mr. Buzzard ceased serving as President effective February 21, 2014.
[2]	Income and earnings per share from continuing operations attributable to the company excluding special items is equal to reported 2014 income from continuing operations of $262 million, or $1.53 per share, plus after-tax restructuring and other charges of $81 million, or $0.47 per share, less after-tax income from an insurance settlement regarding litigation claims of $17 million, or $0.10 per share, less discrete income tax benefits of $9 million, or $0.05 per share.

•	Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $979 million for 2014 compared to $802 million for 2013[3]

•	Adjusted EBIDTA margins of 17.4% compared to 14.9% for 2013[4]

•	Cash flow from operations improved to $381 million for 2014 compared to $358 million for 2013

Business Strategy

As a global leader in packaging and packaging solutions for several growing consumer products markets, MWV continues to pursue a profitable growth strategy in its targeted markets by executing on the four growth pillars and tools for maximizing shareholder value described below.

I.	Commercial Excellence: The cornerstone for how the company engages its key customers and accounts, linking their strategic priorities with MWV solutions

II.	Innovation: Commercializing new product platforms and developing capabilities with insight-driven innovation to meet customers’ requirements and consumers’ most significant unmet needs

III.	Growth in Emerging Markets: Building leading positions in the most attractive emerging markets with growing middle class populations including Brazil, China and India

IV.	Expanded Participation: Creating and developing new positions in attractive packaging end markets for new materials and packaging solutions to complement the company’s capabilities and geographic reach

In addition to the company’s success in global packaging markets, the Specialty Chemicals segment produced record results in 2014 delivering 6% increased sales growth and 6% profit growth. This growth was driven by continued success in penetrating higher value markets for pine chemicals, asphalt additives and carbon technologies. Similarly, MWV’s Community Development and Land Management segment continued to make progress in enhancing land values (through entitlements and master planning activities) laying the groundwork to maximize future real estate values through development projects.

In January 2015, following a thorough strategic review process, MWV’s board and leadership team determined that a tax-free spinoff of Specialty Chemicals presents the best opportunity to create the greatest value for our shareholders. The separation of Specialty Chemicals will establish two strong companies that are better positioned to compete and profitably grow in their targeted markets.

In conjunction with the spinoff, the company initiated a comprehensive organization redesign to ensure the company has the capabilities to execute on its profitable growth strategy with an appropriately sized support structure and business model that will accelerate the company’s market-focused packaging strategy and provide attractive total returns to shareholders.

2014 Say on Pay Advisory Vote on Executive Compensation

As the Compensation Committee (referred to throughout this section as the “Committee”) evaluated the company’s compensation practices and talent needs for 2014, it was mindful of the support the company’s shareholders expressed for MWV’s pay for performance compensation philosophy. At the last annual meeting shareholders approved the company’s executive compensation programs by over 97% of the votes cast. As a result, the Committee retained the company’s general approach to executive compensation, emphasizing performance-based annual and long-term compensation, which rewards our most senior executives only when they deliver value for the company’s shareholders. MWV believes that its strong pay for performance culture, compensation decisions and sound compensation practices, highlights of which are described below, continue to reinforce the company’s compensation philosophy.

[3]	See Annex A for reconciliation and other information regarding these non-GAAP measures.
[4]	See Annex A for reconciliation and other information regarding these non-GAAP measures.

Compensation Decisions & Pay for Performance Culture

•	Designed 2014 annual and long-term incentive plans based on pre-established financial goals, including economic profit (“EP”) goals linked to financial returns that exceed the cost of capital, which over the long-term drives shareholder value

•	Approved payment of 2014 annual cash incentive awards at 80% of target levels based on achievement of pre-established financial goals and targets for EP, Revenue Growth and Operating Margin, thus reinforcing the pay for performance culture that rewards executives only when goals are met or exceeded (see page 14 for a description of these financial goals)

•	Awarded performance-based restricted stock units based on EP goals targeted to deliver an estimated 70% of each named executive’s long-term award

•	Authorized no additional vesting of the long-term 2010 performance-based restricted stock awards, whose performance period began in 2010 and ended in 2014, as pre-established EP financial goals were not met, which reinforces the pay for performance culture that rewards executives only when goals are met or exceeded

Sound Compensation Practices that Promote Good Corporate Governance

•	Continued to deliver the majority of compensation for the named executive officers through performance-based compensation

•	Validated the pay-for-performance relationship of its pay programs annually, with the assistance of the Committee’s independent compensation consultant

•	Reviewed and made adjustments to the compensation Peer Group to ensure it continued to be an appropriate mix of companies

•	Maintained a Recoupment/Clawback Policy applicable to all incentive programs

•	Reviewed and actively discussed succession plans

•	Retained an expert executive compensation consultant, who is independent and reports directly to the Committee

•	Continued Stock Ownership Guidelines, which encourage executives to build and maintain significant ownership in the company

•	Reviewed MWV compensation and financial performance against internal measures and compensation Peer Group to ensure compensation outcomes are aligned with relative performance

•	Maintained anti-hedging and anti-pledging policy that prohibits company directors and officers from pledging or hedging their ownership of company stock (see page 19)

•	Continued practice of not providing dividends on unvested performance shares – no dividends are paid until performance shares are earned and vested

•	Assessed risk associated with company’s compensation policies and programs and evaluated potential linkage between compensation and risk taking

•	Administered equity incentive program based on Equity Grant Practices Policy (see page 19)

•	Maintained restrictive covenant agreements (including confidentiality, non-solicit and non-compete provisions) for each of the named executive officers

Objectives of the Company’s Executive Compensation Program

An understanding of the company’s executive compensation program begins with the objectives the program is intended to accomplish. These include:

•	Rewarding strong performance. The company’s compensation program links rewards to strong performance through the achievement of annual and long-term corporate, business unit and/or individual goals based on company strategy.

•	Aligning the interests of the company’s executives with those of shareholders. A significant portion of the total compensation paid to the company’s named executive officers is delivered in the form of equity-based compensation. This, along with our requirement that executives hold meaningful amounts of equity, serves to further align the interests of the company’s executives with those of its shareholders.

•	Offering competitive compensation. The company seeks to offer a total rewards program that is competitive with the compensation practices of general industry and select peer companies in order to attract, retain and provide appropriate incentives for superior talent that is critical to executing the company’s strategy.

How executive compensation is determined

The roles of the Compensation and Organization Development Committee, Compensation Advisory Partners, LLC, management, and the Chairman and CEO

Committee Role. The Committee is charged with responsibility for assuring that the company’s executive officers and key management personnel are effectively compensated with respect to all elements of compensation. The Committee establishes the Chairman and Chief Executive Officer’s compensation, including base salary and annual and long-term incentive awards, and reviews and approves compensation for the other executive officers of the company. The Committee may delegate its authority to subcommittees or its Chair.

Consultant Role. An independent executive compensation consulting firm, Compensation Advisory Partners, LLC (“CAP”), is engaged by and reports directly to the Committee. CAP assists the Committee in reviewing the company’s executive compensation programs, its pay and performance linkages against internal and external benchmarks and the company’s peer group. CAP also advises the Committee on matters relating to compensation strategy, program design, competitive trends and regulatory matters. CAP participates in most Committee meetings, including executive sessions at which management is not present. The Committee reviewed the following six factors with respect to CAP: (i) the provision of other services to MWV by CAP; (ii) the amount of fees received from MWV by CAP, as a percentage of the total revenue of CAP; (iii) the policies and procedures of CAP that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the CAP consultant with a member of the Committee; (v) any MWV stock owned by the CAP consultant; and (vi) any business or personal relationship of the CAP consultant or CAP with any of MWV’s executive officers, and determined that there were no conflicts of interest with the work being performed by CAP.

Management Role. Management assists the Committee in fulfilling its responsibilities by evaluating executive performance, proposing appropriate business performance targets for the annual and long-term incentive plans and by developing recommendations as to appropriate base salary levels and incentive award amounts, as well as compensation and benefit design changes.

Chairman and CEO Role. While the Chairman and Chief Executive Officer provides recommendations to the Committee with respect to the compensation for his direct reports, the Committee has final authority with regard to compensation decisions for executive officers reporting to him. Decisions with respect to the Chairman and Chief Executive Officer’s compensation (including base salary, annual and long-term incentive targets and awards) are made by the Committee in executive session.

How the elements of the company’s 2014 compensation program were selected

With the assistance of management and CAP (as described above), the Committee determined the elements of the company’s compensation program so as to further the company’s objectives to provide a competitive total rewards program, to promote a pay-for-performance philosophy and to align more closely the interests of executives with shareholders.

2014 Key Compensation Elements

ELEMENT	DESCRIPTION	PERFORMANCE CONSIDERATIONS	PRIMARY OBJECTIVE

Base Salary	Fixed cash payment	Based on level, scope of responsibility, experience & competitive data; increases driven by individual performance and change in role and responsibilities	Maintain competitive pay practices

Annual Incentive Compensation Opportunity	Short-term cash payment	Measured by performance towards short-term company financial and strategic objectives driven by business performance (e.g. economic profit, revenue growth and operating margins)	Promote achievement of short-term financial and strategic objectives

Long-Term Incentive Compensation Opportunity	Targeted to deliver an estimated 70% in the form of PSUs and an estimated 30% in the form of stock options	Creation of shareholder value and realization of long-term financial and strategic goals	Promote alignment with shareholders and achievement of long-term financial and strategic goals related to change in Economic Profit over the performance period

The Committee uses these key compensation elements as a means to differentiate between executives based on individual job responsibility and competitive position and to reflect the individual executive’s ability to influence the company’s financial performance.

In 2014, the Committee authorized no increases in base salary for the named executive officers (with the exception of Mr. Beckler and Mr. Feeser who were each elected an Executive Vice President on January 28, 2014) given that their salaries are competitive when measured against the company’s Peer Group, as well as the general industry. Mr. Beckler’s and Mr. Feeser’s base salary were adjusted to reflect their increased role and responsibilities.

With respect to determining the appropriate mix of compensation, the Committee believes it is appropriate to link a significant portion of target compensation to performance through the use of an annual cash incentive, stock options and performance-based restricted stock units (“PSUs”). The PSUs vest only upon the achievement of the company’s strategic pre-established goals relating to economic profit.

Stock options deliver compensation only if the company’s stock price rises above the stock option exercise price, which is the market price on the grant date. The Committee does not believe that any specific formula should be used to determine the allocation between performance-based compensation and base salary though, as demonstrated below, the majority of compensation to the named executive officers is performance-based.

The Committee also reviews other elements of executive compensation, including qualified retirement and non-qualified plans, perquisites and change of control arrangements, on a regular basis. While the Committee considers these programs in the context of its assessment of overall benefits and post-termination compensation design, it does not consider these elements as a factor explicitly in its annual compensation decisions. Each of these is discussed below.

In 2014, performance-based (or at risk) compensation consisted of annual incentive cash awards, PSUs and non-qualified stock options. Each of the named executive officers received compensation opportunities described in the table below. Both the annual incentive and the long-term awards are performance-based where no amount may be earned if the company does not achieve certain levels of performance and/or the stock price does not appreciate. Total direct compensation opportunity for 2014 included base salary, as well as the opportunity to earn an annual incentive award and a long-term award through a combination of PSUs and stock options, none of which are guaranteed.

NAME	BASE SALARY	ANNUAL INCENTIVE AWARD TARGET	TARGET LONG-TERM INCENTIVE AWARD		AT-RISK PERFORMANCE- BASED COMPENSATION OPPORTUNITY	TOTAL DIRECT COMPENSATION OPPORTUNITY
			STOCK OPTIONS	PERFORMANCE- BASED RSUs
John A. Luke, Jr.	15%	17%	20%	48%	85%	$7,026,231
E. Mark Rajkowski	24%	18%	17%	41%	76%	$2,459,470
Robert K. Beckler	25%	19%	17%	39%	75%	$2,335,000
Robert A. Feeser	25%	20%	17%	38%	75%	$2,190,000
Wendell L. Willkie, II	30%	19%	15%	36%	70%	$1,675,298
James A. Buzzard[5]	54%	46%	0%	0%	46%	$319,361

The use of market comparison data

The “Comparison Group” or “Peer Group”

The Committee compares the company’s executive compensation program to that of a select group of peer companies. This review is done with respect to the structure of the company’s executive compensation program, target incentive compensation and actual compensation. The peer group used by the Committee in 2014 consisted of nineteen companies, with whom (along with other companies not in the Peer Group (as defined below)) MeadWestvaco may compete for executive talent, capital and/or customers. This group is referred to as the “Comparison Group” or the “Peer Group.” The companies included in the Comparison Group were selected by the Committee based on the recommendation of CAP in June of 2013. The Comparison Group was changed mid-year 2014 when additions and deletions were made to reflect the company’s size as compared to the median of the peer group. The peer group developed in 2014 was not used in 2014 compensation decisions and details associated with that peer group will be disclosed in next year’s Compensation Discussion and Analysis. Criteria utilized by CAP in determining the designated peer group it recommended to the Committee were:

•	Public companies within the packaging or chemicals industry;

•	Companies that compete for talent with MeadWestvaco; and

•	Companies that typically have a similar size in terms of revenue, market capitalization and mix of businesses.

As a general rule, CAP focuses on companies that are approximately fifty percent to two hundred percent of MWV’s revenue, with the total group having a median revenue around that of MWV, though in isolated cases, we will make exceptions if the company is a strong comparator on other dimensions.

The following chart includes member companies of the Comparison Group:

AptarGroup, Inc.	Huntsman Corporation

Air Products and Chemicals, Inc.	International Paper Company

Ball Corporation	Owens-Illinois, Inc.

Bemis Company, Incorporated	Packaging Corporation of America

Crown Holdings, Incorporated	Rock-Tenn Company

Domtar Corporation	Sealed Air Corporation

Eastman Chemical Company	Silgan Holdings, Inc.

Graphic Packaging Holding Co.	Sonoco Products Company

Greif Incorporated	The Valspar Corporation

Weyerhaeuser Company

[5]	Prorated to reflect the executive’s three months of service completed during 2014

The percentile numbers for market capitalization and revenue of the Peer Group versus MWV, as of December 31, 2013 are listed in millions below; this criteria was used by the Committee to continue the selected Peer Group for 2014:

	Market Capitalization	Revenue

25th Percentile	$4,235	$4,416
Median	$6,065	$6,967
75th Percentile	$7,335	$9,003

MWV	$6,569	$5,389

Percent Rank	65th	44th

Compensation Structure, Targets, and CAP Report Review

In 2014, CAP conducted a comparison of the company’s executive compensation structure and practices, as they relate to the named executive officers, to those of the Comparison Group. This review covered several aspects of the company’s program, including compensation elements, target and actual pay levels and performance measures. Based on its review, CAP concluded that the structure of the company’s compensation program (e.g., the mix of salary, annual incentives, and long-term performance incentive awards) was consistent with market practice and appropriately supported the company’s strategies and objectives. CAP also concluded that the overall total direct target compensation levels for the named executive officers as a group were appropriately positioned competitively around the median as compared to the Comparison Group.

Other market data from established executive compensation surveys was also used in reviewing compensation target levels for each of the key elements of the company’s compensation program (base salary, annual incentive and long-term incentive compensation) and for the combined total of these elements. Overall, MWV positions total compensation within a competitive range of the median. For each of the key elements, the Committee reviewed the competitive median relative to the Comparison Group and general survey data as a guide to establish compensation and target levels. The Committee did not target a specific percentile ranking for individual elements of compensation or total direct compensation targets. Instead, the Committee reviewed each element of compensation within the competitive range (at or around the median), assuming payout of performance-based awards at target. In addition, an executive’s actual compensation may be more or less than the target amount set by the Committee based on performance, changes in stock price and other factors.

Reviewing compensation targets based on market comparison data (of the Comparison Group and general survey data) is intended to ensure that the company’s overall compensation practices are competitive in terms of attracting, retaining and motivating superior executive talent. Because each compensation element is targeted to be within a competitive range (at or around the median) based on available data, compensation decisions made with respect to one element of compensation do not necessarily affect decisions made with respect to other compensation elements. It is also for this reason that no specific formula is used to determine the allocation between cash and equity-based compensation. In addition, because a named executive officer’s compensation target is established and/or confirmed by reference to persons with similar duties within the Comparison Group, the Committee does not establish any fixed relationship between the compensation of the Chairman and Chief Executive Officer and that of any other named executive officer.

The role of individual performance goals

Individual goals are set each year for the named executive officers. These goals include financial, organizational and operational objectives that are tied to the company’s business plan and overall strategy as they relate to such officer’s responsibilities and job function. In addition to the achievement of corporate goals, the Committee considers an executive’s performance (as evaluated and communicated by management to the Committee) against his or her individual goals for the year when making compensation decisions. This enables the Committee to differentiate compensation among executives, as necessary, and emphasizes the link between personal performance and compensation. Adjustments based on individual performance, if any, are made after consideration of the company’s progress against established performance goals. With respect to the CEO’s individual performance, this is assessed by the Committee in executive session with no recommendation from management.

Performance-Based Elements of the Company’s Executive Compensation Program

As stated earlier, key elements of the company’s executive compensation program are performance-based and include an annual cash incentive award opportunity and a long-term equity-based incentive compensation award.

2014 Performance-Based Annual Incentive Awards (Cash)

The annual incentive award program provides the named executive officers an opportunity to receive an annual cash payment in addition to base salary. Annual incentive awards are intended to reward the named executive officer primarily for the performance of the company.

Target Awards

The annual incentive award targets for the named executive officers are reviewed annually by the Committee to confirm that they are reasonable and appropriate (at or around the median) when viewed against external competitive data. These targets are expressed as a percentage of base salary. The table below illustrates the 2014 annual incentive award target for each named executive officer.

2014 Annual Incentive Award Targets

NAME	BASE SALARY	TARGET AS % OF BASE SALARY	$ VALUE OF TARGET
John A. Luke, Jr.	$1,060,110	110%	$1,166,121
E. Mark Rajkowski	$ 592,840	75%	$444,630
Robert K. Beckler	$ 575,000	80%	$460,000
Robert A. Feeser	$ 550,000	80%	$440,000
Wendell L. Willkie, II	$ 494,120	65%	$321,178
James A. Buzzard*	$ 172,628	85%	$146,734

*	Prorated to reflect the executive’s three months of service completed in 2014

Performance Goals for 2014 Annual Incentive Awards - Cash

The 2014 goal setting process was a collaborative one pursuant to which management initially made recommendations to the Committee. The proposed 2014 annual incentive goals were reviewed with the Committee with input from CAP, and were approved in February 2014. For 2014, the Committee approved a performance-based incentive pool for Leadership Team members, including all of the named executive officers, equal to two and one-half percent of the 2014 Adjusted Earnings Before Interest and Taxes (“Adjusted EBIT”) (1) achieved by the company. Funding of this pool is required before any annual incentive award may be paid to a named executive officer. Accordingly, the payout of any award to named executive officers is based initially on the extent to which the performance-based funding occurs, followed by the Committee’s exercise of discretion to award an annual incentive, within the authorized incentive pool, based on the attainment of the following 2014 performance goals:

METRIC	WEIGHTING	RATIONALE
Economic Profit (EP)(2)	25%	Reinforces need for profitable growth and the efficient use of capital
Revenue Growth(3)	25%	Focuses on growing business which is critical to long-term shareholder value and coupled with EP, encourages growth in most profitable areas
Operating Margin(4)	50%	Reinforces need for operational excellence and profitability and recognizes our strategic focus on margin improvement

(1)	Adjusted EBIT is defined as full year net sales less the cost of goods sold and selling, general and administrative expenses (SG&A), excluding interest income and expenses, corporate income taxes, extraordinary items, discontinued operations, restructuring charges and certain one-time costs and the cumulative effect of accounting changes and alternative fuel mixture credits. After-tax EBIT is calculated using a planned operational tax rate.
(2)	Economic Profit or enterprise economic profit is a measure of performance that is defined as after-tax Adjusted EBIT from continuing operations, less the company’s weighted average cost of capital applied to the capital employed (net debt plus total shareholder equity). Adjustments are made for pension (asset, income, and liability), historical (pre-2010) goodwill and intangibles (asset, expense and liability), and non-operational items such as restructuring charges and certain tax credits; after-tax EBIT is calculated using a planned operational tax rate.
(3)	Revenue Growth is defined as the change in net sales excluding all major portfolio activities in 2014 (acquisitions/divestitures) and currency variances.
(4)	Operating Margin is defined as EBIT (defined as full year net sales less cost of goods sold and selling, general and administrative expenses (SG&A), excluding interest income and expense, corporate income taxes, extraordinary items, discontinued operations, restructuring charges and certain one-time costs and the cumulative effect of accounting changes) divided by net sales (excluding all major unplanned portfolio activities and measured on a constant currency basis.

The Committee believes that the use of these metrics promote company growth without compromising the quality of earnings and do not provide inappropriate incentives for executives to engage in activities that involve undue risk.

The Committee reviewed the company’s 2014 performance as compared to the annual incentive goals described above and agreed with management’s recommendation to fund the 2014 annual incentive pool. The Committee certified a 2014 performance-based incentive pool of $15,225,000, equal to two and one-half percent of 2014 Adjusted EBIT. Threshold, target and stretch goals for the other performance criteria and the actual results for 2014 are included in the table below.

2014 PERFORMANCE GOALS	PERFORMANCE	2014 GOALS	PAYOUT RANGE	WEIGHTING	ACTUAL PERFORMANCE	Possible PAYOUT (funding x weighting)
Economic Profit	THRESHOLD TARGET STRETCH	$ 0 mm $48 mm $81 mm	50% 100% 200%	25%	$ 38mm	22.4%
Revenue Growth	THRESHOLD TARGET STRETCH	2.0% 5.8% 9.4%	50% 100% 200%	25%	4.3%	20.1%
Operating Margin	THRESHOLD TARGET STRETCH	9.5% 11% 12%	50% 100% 200%	50%	10.9%	48.3%

					Possible Payout Total	91%

					Approved Payout Total	80%

In order to arrive at a payout number for each named executive officer, the target annual incentive award for each executive is multiplied by the total weighted payout percentage illustrated above and then adjusted, if applicable, by the executive’s performance factor to arrive at the annual incentive award amount earned for 2014.

Target Annual Incentive Award	X	Weighted Payout %	X	Individual Performance Factor (0% to 125%)	=	2014 Annual Award

While the weighted payout based on actual 2014 company performance against goals reached the 91% performance level, it was management’s recommendation, with which the Committee concurred, to adjust payouts to the 80% of target performance level. The individual performance factor assigned to each of the named executive officers for 2014 was 115% for Mr. Luke, 110% for Mr. Rajkowski, 100% for Mr. Beckler, 100% for Mr. Feeser and 100% for Mr. Willkie.

2014 Long-Term Compensation Awards (Equity)

In 2014, the Committee authorized long-term incentive awards for the named executive officers comprised solely in equity with no cash component. The Committee granted PSU awards targeted to deliver an estimated 70% of each named executive officer’s long-term award, with the remaining portion delivered in the form of non-qualified stock options (30%).

•	Non-qualified stock option awards vest ratably over a three-year period on the first, second and third anniversary of the award date.

•	PSU awards vest upon the satisfactory achievement of pre-established performance criteria related to (i) adjusted EBIT for 2014 or 2015 and (ii) cumulative changes in EP from January 1, 2014 to December 31, 2016, as determined by the Committee.

Both the PSU awards and stock option awards are performance-based. PSUs vest upon the achievement of pre-established EBIT and EP goals, and stock options deliver value only if there is an increase in the company’s stock price over the 2014 stock option exercise price which is the market price on the grant date.

2014 Long Term Incentive Award Targets

NAME	BASE SALARY	TARGET AS % OF BASE SALARY	$ VALUE OF TARGET
John A. Luke, Jr.	$1,060,110	453%	$4,800,000
E. Mark Rajkowski	$ 592,840	240%	$1,422,000
Robert K. Beckler	$ 575,000	226%	$1,300,000
Robert A. Feeser	$ 550,000	218%	$1,200,000
Wendell L. Willkie, II	$ 494,120	174%	$ 860,000

Long-Term Target Awards

In recent years, largely due to volatility in the equity market, the Committee began reviewing external competitive market data, Peer Group and general industry trends to ensure that each executive’s total compensation would continue to be at or around the median. The Committee has continued this practice and awards made in 2014 reflect market data and general industry trends rather than hard and fast guidelines.

Payout or Vesting of Prior Year Awards

In 2010, the Committee authorized long term incentive awards for the named executive officers consisting of performance-based RSUs (“RSUs”) and non-qualified stock options. The RSU awards were front-loaded in an amount approximating a three-year grant and thus no RSUs of any kind were awarded to any named executive officer in either 2011 or 2012. Vesting of the 2010 RSU awards and the associated dividend equivalent units, or “DEUs”, credited to such awards, was subject to the achievement of EBIT and cumulative EP goals during the five year period ending December 31, 2014. A portion of the 2010 RSU awards vested in 2012 based on satisfaction of the EBIT goal and the company achieving cumulative EP at 118% of target level performance through 2011 (the first potential vesting date under the awards). The DEUs credited to the vested portion of the RSU awards were converted into service-based RSUs vesting on February 28, 2015. Over the remaining five-year measurement period ending December 31, 2014, these 2010 RSU awards remained eligible for continued vesting at up to 200% of the target level based on cumulative EP performance in excess of the level achieved through 2011. However, the Committee reviewed the company’s performance for the remainder of the five-year period and determined that none of the remaining RSUs from the 2010 awards would vest, as the higher EP performance goals were not met. Thus the remaining portion of the 2010 RSU awards and the associated DEUs have been forfeited.

Post-Employment Arrangements

While the company does not maintain employment contracts for any of its named executive officers, each such officer is covered by the company’s broad-based severance program and by a change of control agreement. The primary purpose of these agreements is to help ensure that the company can retain and rely upon the undivided focus of its senior executives, before, during and after the negotiation of a change of control. The company’s agreements contain what is known as “double trigger” provisions which require both a change of control and a termination in order for severance to be payable. The agreements also include a severance calculation based on actual base salary and cash incentive paid, rather than target compensation, and include a modified gross-up feature for excise taxes. A modified gross-up permits the company to reduce its cost resulting from any parachute excise tax. While the company agreed to keep whole each of the named executive officers covered by a change of control agreement for any excise tax imposed by the Internal Revenue Code on a change of control, it will do so only if the payment exceeds a designated percentage; otherwise, the executive’s severance payment is reduced by the amount necessary to avoid payment of the excise tax. While the company does have this feature in place for the excise tax for agreements in place prior to 2008, this benefit is no longer available in new agreements of this nature.

Restrictive Covenant Agreements

In 2012, the Committee approved restrictive covenant agreements for each of the named executive officers. The agreements provide additional levels of protection against the use and disclosure of valuable proprietary information by including reasonable provisions to delay working for a competitor in order to lessen the company’s exposure to loss of competitive information and resources, a threat which may significantly injure the company’s business and reputation. Generally, the agreements require the named executive officers to protect the company’s confidential information, property and trade secrets. The agreements also prohibit the named executive officers, for a period of 12 months following termination of employment, from (a) employment with a competing business in a position with the same or similar duties to those performed at the company (subject to geographic parameters); (b) soliciting company employees to work for a competing business or (c) soliciting company customers (with whom the named executive officer had material contact or received confidential information). In the event of a breach (or threatened breach) of the restrictive covenant, the company has the right to seek injunctive relief to enforce the covenant or impose forfeiture of applicable compensation (annual incentive and outstanding equity grants).

Other Benefits

Perquisites

Consistent with its pay-for-performance philosophy, the company provides only limited perquisites to executives. Those that are provided are done for sound business reasons to provide for executives’ security, effectiveness in executing their job responsibilities, or to mitigate risk to the company. The limited perquisites offered during 2014 included: residential security guard services for the CEO, and financial planning and executive physicals for executive officers during 2014, the purpose of which is to ensure their health and safety and to make the most efficient use of their time. No tax gross-ups are provided with respect to these perquisites. All of these expenses are disclosed in the Summary Compensation Table on page 21.

Qualified Plans

The company maintains a qualified defined benefit pension plan and a qualified defined contribution 401(k) savings plan in the form of an employee stock ownership plan. The defined benefit pension plan formula is described under the Pension Benefits Table narrative on page 27. The savings plan formula permits an employee who contributes three percent of pay to receive a one-hundred percent matching contribution on such amount and an additional fifty percent matching contribution on the next two percent of pay contributed. Matching contributions under the savings plan are made in company (MWV) stock and fully vested. Both the defined benefit and the savings plans provide for broad-based participation by company employees including each of the named executive officers. The 401(k) savings plan matching contribution delivered in MWV stock helps support the high level of executive stock ownership in the company. See page 19 for further details under Stock Ownership Guidelines.

Restoration Plans

The company maintains a non-qualified excess benefit plan that, with respect to earnings and benefits, exceed Internal Revenue Code limits on qualified plan benefits and mirrors the benefit formula under the company’s defined benefit plan. In addition, the MeadWestvaco Deferred Income Plan permits executives to voluntarily defer up to 80% of base salary and annual incentive cash compensation. The plan also operates as an excess benefit plan enabling employees to defer salary and company matching contributions in excess of Internal Revenue Code limits that apply to the company’s qualified 401(k) savings plan. The plan offers executives a choice of conventional investment vehicles with no assurance of any particular rate of return and does not guarantee an above market rate of return. The plan offers the same investment vehicles available under the company’s qualified 401(k) savings plan, with the addition of three other funds.

The company maintains these qualified and non-qualified plans to ensure an overall competitive compensation and benefits offering and to attract and retain superior talent. The Committee believes it is essential that overall compensation and benefits, including retirement benefits, be competitive in the market place. All of the named executive officers participate in these plans. Further description of these plans accompanies the Pension Benefits and Non-qualified Deferred Compensation Tables on pages 28 and 29.

SERP

The company also maintains a non-qualified supplemental executive retirement plan, which was designed to attract and retain executives who join the company in mid-career. In 2007 the plan was closed to any new participants. See the Pension Benefits Table and narrative on page 27.

Compensation–related Policies

Clawback/Recoupment Policy

The company maintains a recoupment policy which supplements the provisions on suspension or termination of incentive compensation awards based on misconduct in the company’s existing incentive arrangements. This policy permits the company to recoup annual and long-term cash or equity incentive awards paid to certain executive officers and members of senior management (including all of the named executive officers). The policy provides that in the event a covered executive receives an award based on materially inaccurate financial information or other materially inaccurate performance metric criteria, the Committee may require the executive to repay all or a portion of the award attributable to such inaccurate information. The Committee’s ability to recoup an award is limited to awards made in the current and immediately preceding year in which the inaccuracy is discovered except in the event of fraud.

Stock Ownership Guidelines

The company maintains stock ownership guidelines designed to align more closely the long term interests of its executives with the interests of its shareholders. The guidelines require that each named executive officer hold company stock valued at a multiple of base salary as set forth in the following table. In the case of new hires or promotions, ownership guidelines must be met within five years after the relevant event. Company stock considered towards this guideline include shares credited to an account in the company’s 401(k) plan, stock units payable under the company’s non-qualified restoration plan, service-based RSU awards and shares directly or indirectly owned.

Stock ownership as of December 31, 2014 reflects the following progress towards these guidelines based on the closing price of stock on such date as reported by the New York Stock Exchange. Four of the named executive officers active as of the end of 2014 have met and exceeded the guidelines. Mr. Beckler has until January 2019 to satisfy the guideline following his election as Executive Vice President and becoming a named executive officer.

Name	Guideline Multiple of Salary	Multiple of Salary Achieved as of 12-31-14
John A. Luke, Jr.	5X	36.3
E. Mark Rajkowski	3X	13.9
Robert K. Beckler	3X	2.25
Robert A. Feeser	3X	5.8
Wendell L. Willkie, II	3X	11.75

Equity Grant Practices Policy

The company maintains a written policy on practices for granting equity awards, which describes the Committee’s practices relating to equity grants to executives and the timing of such grants in relation to material non-public information and which specifically prohibits the backdating of stock options. The policy also describes the Committee’s delegation of authority to the Chairman and Chief Executive Officer to award equity to non-executive employees. The company does not have a practice or policy of timing its grants in relation to the announcement of material non-public information. In accordance with the policy, all stock option grants have an exercise price equal to the closing price of the company’s common stock on the date of grant.

Prohibition Against Pledging and Hedging

The company has a policy that prohibit officers and directors from pledging or hedging their ownership of the company’s stock, including trading in options, puts, calls or other derivative instruments related to company stock or debt.

Tax and Accounting Considerations

Tax and accounting considerations are one of many factors considered by the Committee in determining compensation mix and amount. Section 162(m) of the Internal Revenue Code does not permit a tax deduction to public companies for individual compensation over one million dollars per year to the Chief Executive Officer and the next three most highly compensated individuals other than the Chief Financial Officer. This limitation does not apply to performance-based compensation as defined under federal tax laws. The Committee designed the annual and long-term incentive program, stock option grants and PSUs described above to meet the requirements of Section 162(m) and to ensure the deductibility of compensation payable under such programs. However, while the Committee considers the Section

162(m) impact on each component of compensation, it may in some instances determine to pay compensation even though it is not deductible where it believes such compensation furthers the company’s objectives and is otherwise appropriate.

Compensation Committee Report

The Compensation and Organization Development Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Original Report.

THE COMPENSATION AND ORGANIZATION DEVELOPMENT COMMITTEE Timothy H. Powers, Chairman Richard B. Kelson Gracia C. Martore James E. Nevels Alan D. Wilson

Compensation Committee Interlocks and Insider Participation

The Compensation and Organization Development Committee currently consists of Mr. Powers as Chairman, Mr. Kelson, Ms. Martore, Mr. Nevels and Mr. Wilson. None of its members have previously served as an officer or employee of the company. During 2014, none of our executive officers served as:

(i)	a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation and Organization Development Committee;

(ii)	a director of another entity, one of whose executive officers served on our Compensation and Organization Development Committee; or

(iii)	a member of the compensation committee (or other board committee performing equivalent functions, or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director.

Summary Compensation Table

The following table presents information concerning total compensation paid to the Chairman and Chief Executive Officer and certain other executive officers of the company (collectively, the “named executive officers”).

NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	STOCK AWARDS(1)	OPTION AWARDS(2)	NON- EQUITY INCENTIVE PLAN COMPENSATION	CHANGE IN PENSION VALUE & NON- QUALIFIED DEFERRED COMP EARNINGS(3)	ALL OTHER COMPENSATION(7)	TOTAL

JOHN A. LUKE, JR.	2014	$1,060,110		$0	$3,360,022	$1,439,986	$1,070,000	$3,211,899	$131,571	$10,273,587
CHAIRMAN & CEO	2013	$1,060,110		$0	$3,640,040	$1,402,092	$0	$0	$202,352	$6,304,594
	2012	$1,060,110		$0	$0	$1,970,169	$1,285,000	$1,505,275	$220,106	$6,040,660

E. MARK RAJKOWSKI	2014	$592,840		$0	$995,230	$426,564	$391,274	$1,076,713	$50,204	$3,532,825
SVP, CHIEF FINANCIAL OFFICER	2013	$592,840		$0	$933,705	$359,658	$0	$35,372	$71,141	$1,992,716
	2012	$592,840		$0	$0	$550,860	$456,487	$592,761	$85,862	$2,278,810

ROBERT K. BECKLER(4)	2014	$575,000		$0	$910,170	$389,959	$368,000	$807,644	$109,086	$3,159,859
EXECUTIVE VICE PRESIDENT	2013	$355,750		$0	$378,083	$143,289	$0	$52,434	$701,200	$1,630,756
	2012	$308,250		$0	$0	$159,536	$203,940	$300,651	$1,002,600	$1,974,977

ROBERT A. FEESER(4)	2014	$550,000		$0	$839,826	$360,046	$352,000	$946,659	$33,463	$3,081,993
EXECUTIVE VICE PRESIDENT	2013	$473,722		$0	$581,720	$224,112	$0	$0	$42,981	$1,322,535
	2012	$459,669		$0	$0	$284,765	$328,663	$705,583	$46,306	$1,824,986

WENDELL L. WILLKIE, II	2014	$494,120		$0	$601,875	$258,005	$256,942	$1,295,316	$54,355	$2,960,613
SVP, GEN’L COUNSEL & SEC’Y	2013	$494,120		$0	$691,608	$266,481	$0	$52,597	$64,813	$1,569,619
	2012	$494,120		$0	$0	$408,107	$326,119	$702,824	$68,171	$1,999,341

JAMES A. BUZZARD(5)	2014	$172,628	(6)	$0	$0	$0	$0	$3,335,934	$1,530,562	$5,039,123
FORMER PRESIDENT	2013	$690,510		$0	$1,063,510	$409,596	$0	$0	$63,769	$2,227,385
	2012	$690,510		$0	$0	$627,359	$645,627	$1,491,291	$76,198	$3,530,985

(1)	The amounts shown in this column represent the aggregate grant date fair market value of stock awards granted in 2014 computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in footnote K to the company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Original Report. The Committee awarded performance-based restricted stock units (“PSUs”) targeted to deliver an estimated 70% of each named executive officer’s long-term award with the remaining portion delivered in the form of non-qualified stock options as further described in the CD&A on page 16. The value of the 2014 PSU awards is reported assuming the target level of performance is achieved. The value of the 2014 PSU awards if the maximum level of performance was achieved would be: Mr. Luke, Jr., $6,720,044; Mr. Rajkowski, $1,990,459; Mr. Beckler, $1,820,341; Mr. Feeser, $1,679,652; and Mr. Willkie, $1,203,751.
(2)	The amounts shown in this column represent the aggregate grant date fair market value of stock option awards granted in 2014 computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in footnote K to the company’s audited consolidated financial statements for the year ended December 31, 2014 included in the Original Report.
(3)	The amounts in this column represent the actuarial increase in the present value of the named executive officers’ benefits under all pension plans maintained by the company between December 31, 2013 and December 31, 2014. The amounts calculated were determined with the following assumptions: FASB ASC 715-30 discount rate of 4.1% for 2014 and 4.9% for 2013, respectively, and an assumed unreduced retirement age (age 65 or 62 with 20 years of service). While these amounts appear as a lump sum, the normal form of payment is an annuity payment with the exception of Mr. Feeser for whom a lump sum is payable with respect to his accrued benefit as of December 31, 2002. The pension number reported is an accounting value and was not realized by the named executive officers during 2014 except for Mr. Buzzard who commenced pension benefits in 2014 is disclosed in the “Pension Benefits Table at 2014 Fiscal Year End” on page 28. The significant rise in pension value for 2014 reflects an 80 basis point drop in the discount rate as well as a change in the postretirement mortality table used for the annuity calculation which is the white collar adjusted RP 2014 table and improvement scale MP 2014. While these changes increase the company’s liability from an accounting perspective, they do not increase the retirement benefit payable to the executive. None of the named executive officers are guaranteed a specified rate of return on any investment or receive above market earnings in the MeadWestvaco Deferred Income Plan, and thus no amount in this column is attributable to non-qualified deferred compensation earnings.
(4)	Mr. Beckler and Mr. Feeser were each elected to the position of Executive Vice President on January 28, 2014.
(5)	Mr. Buzzard ceased serving as President effective February 21, 2014.
(6)	Base salary payable through March 31, 2014.

(7)	The amounts shown in this column for 2014 are derived as follows:

	John A. Luke, Jr.	E. Mark Rajkowski	Robert K. Beckler	Robert A. Feeser	Wendell L. Willkie, II	James A. Buzzard
Financial Planning/Counseling(1)	$5,000	$5,000	$10,000	$5,000	$5,000	$0

Qualified Savings Plan Contributions(2)	$10,400	$10,400	$10,400	$10,400	$10,400	$6,905

Non-Qualified Savings Plan Contributions(3)	$32,004	$13,314	$12,600	$11,600	$9,365	$0

Life Insurance Premiums(4)	$3,816	$2,263	$1,374	$1,813	$1,887	$2,637

Severance Payments(5)	$0	$0	$0	$0	$0	$1,381,020

Personal Use of Aircraft	$0	$0	$0	$0	$0	$0

Matching Funds(6)	$2,500	$2,500	$900	$1,500	$7,500	$5,000

Security(7)	$74,700	$0	$0	$0	$0	$0

Commuting(8)	$0	$16,728	$0	$0	$17,053	$0

Health Evaluations(9)	$3,150	$0	$3,150	$3,150	$3,150	$0

Expatriate Compensation(10)	$0	$0	$70,662	$0	$0	$0

Consulting Fees(11)	$0	$0	$0	$0	$0	$135,000

Total Other Compensation	$131,570	$50,204	$109,086	$33,463	$54,355	$1,530,562

(1)	Reimbursement by the company for financial planning
(2)	Annual contribution by the company to qualified 401(k) savings plan
(3)	Annual contribution by the company to non-qualified deferred compensation plan
(4)	Annual life insurance premium paid by the company
(5)	Represents severance payments made to Mr. Buzzard in connection with termination of his employment effective March 31, 2014
(6)	Matching funds paid by MeadWestvaco Foundation to non-profits designated by the executive, which is a benefit available to all employees
(7)	Charges for home security services paid by the company
(8)	Commuting expenses paid by the company
(9)	Executive health screening paid by the company
(10)	Expatriate compensation in connection with a prior international assignment from May 1, 2010 through December 31, 2013. Payments include a foreign service premium, goods and services differential, tax payments and foreign relocation expenses and were made in accordance with company policy applicable to an employee on an international assignment. For 2012 and 2013 the payments were $682,123 and $985,598, respectively. The benefits are consistent with those provided by the company to all expatriate employees.
(11)	Consulting fees for advisory services through December 31, 2014 following employment termination

Grants of Plan Based Awards in 2014

On February 24, 2014, the Compensation and Organization Development Committee (the “Committee”) established 2014 annual incentive awards and made grants under the company’s 2005 Performance Incentive Plan, as amended and restated, in the form of non-qualified stock options, which vest in one-third increments on each anniversary of the grant date and vest in full on February 24, 2017. The Committee also awarded Performance-Based Restricted Stock Units (“PSUs”) on February 24, 2014 which vest, subject to the satisfactory attainment of performance goals, as determined by the Committee. Award terms and conditions are more fully described on page     .

No dividend rights attach to non-qualified stock option awards. Dividend equivalents do accrue on the PSUs, but vest only if shares relating to the underlying award vest.

The table below shows the cash and equity awards that were granted to each of the named executive officers during 2014 under various plans.

2014 Plan Based Grants

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards	All Other Option	Exercise or Base Price of	Grant Date Fair Market Value of Stock &
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (# of awards)	Target (# of awards)	Maximum (# of awards)	or Units (# of awards)	Awards (# of awards)(3)	Option Awards ($)(3)	Option Awards (4) ($)

John A. Luke, Jr.		$583,061	$1,166,121	$6,000,000							N/A
	2/24/2014				46,810	93,620	187,240	0			$3,360,022
	2/24/2014							0	146,340	$35.89	$1,439,986

E. Mark Rajkowski		$222,315	$444,630	$6,000,000							N/A
	2/24/2014				13,865	27,730	55,460	0			$995,230
	2/24/2014							0	43,350	$35.89	$426,564

Robert K. Beckler		$230,000	$460,000	$6,000,000							N/A
	2/24/2014				12,680	25,360	50,720	0			$910,170
	2/24/2014							0	39,630	$35.89	$389,959

Robert A. Feser		$220,000	$440,000	$6,000,000							N/A
	2/24/2014				11,700	23,400	46,800	0			$839,826
	2/24/2014							0	36,590	$35.89	$360,046

Wendell L. Willkie, II		$160,589	$321,178	$6,000,000							N/A
	2/24/2014				8,385	16,770	33,540	0			$601,875
	2/24/2014							0	26,220	$35.89	$258,005

James A. Buzzard		$73,367	$146,733	$6,000,000							N/A
	2/24/2014				0	0	0	0			$0
	2/24/2014							0	0		$0

(1)	These columns reflect threshold, target and maximum amounts potentially payable under the 2014 annual incentive award calculating such amounts based on a percentage of base salary. Mr. Buzzard’s amounts were prorated to reflect the executive’s three months of service completed in 2014. The maximum payout is merely the individual dollar limit established by the company’s 2005 Performance Incentive Plan, as amended and restated, and does not reflect the Committee’s evaluation of each individual’s performance against goals for the year. See Compensation Discussion and Analysis for discussion of 2014 Annual Incentive Award Targets and amounts actually earned in 2014.
(2)	These columns reflect threshold, target and maximum number of shares that may be earned pursuant to performance-based restricted stock units awarded under the company’s 2005 Performance Incentive Plan as amended and restated. The Committee established individual award targets for each executive, the material terms of each award are discussed in the Compensation Discussion and Analysis on page 16.
(3)	These columns reflect the number of shares and the exercise price of non-qualified stock options granted under the company’s 2005 Performance Incentive Plan, as amended and restated.
(4)	This amount represents the full grant date fair market value of equity awards (PSUs and options) in 2014 computed in accordance with FASB ASC Topic 718.

Outstanding Equity Awards at 2014 Fiscal Year End

The table below shows the equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2014.

	Option Awards (1)						Stock Awards (2)
Name	Number Of Securities Underlying Unexercised Options			Number Of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number Of Shares Of Stock That Have Not Yet Vested	Market Value Of Unvested Shares Of Stock ($)(6)	Equity Incentive Plan Awards: Number Of Unearned, Unvested Units Or Shares	Plan Awards Payout Value Of Unearned, Unvested Units Or Shares ($)(6)
	Exercisable	Unexercisable
(A)	(B)	(C)		(D)	(E)	(F)	(G)	(H)	(I)	(J)
John A. Luke, Jr.	221,981	0		0	$24.4100	2/27/2016
	215,378	0		0	$27.8300	2/26/2017
	273,973	0		0	$23.5700	2/25/2018
	885,538	0		0	$7.8700	2/23/2019
	321,106	0		0	$20.6500	2/22/2020
	216,013	0		0	$25.4400	2/28/2021
	199,355	99,678	(3)	0	$27.3300	6/25/2022
	54,956	109,910	(4)	0	$33.5700	2/25/2023
	0	146,340	(5)	0	$35.8900	2/24/2024
							27,057	$1,201,060	209,237	$9,288,037

E. Mark Rajkowski	59,841	0		0	$27.8300	2/26/2017
	74,662	0		0	$23.5700	2/25/2018
	85,997	0		0	$20.6500	2/22/2020
	67,955	0		0	$25.4400	2/28/2021
	55,739	27,870	(3)	0	$27.3300	6/25/2022
	14,097	28,193	(4)	0	$33.5700	2/25/2023
	0	43,350	(5)	0	$35.8900	2/24/2024

							6,940	$308,067	57,451	$2,550,276

Robert K. Beckler	8,299	0		0	$26.7300	3/30/2017
	11,092	0		0	$23.5700	2/25/2018
	30,642	0		0	$7.8700	2/23/2019
	22,925	0		0	$20.6500	2/22/2020
	19,104	0		0	$25.4400	2/28/2021
	16,143	8,071	(3)	0	$27.3300	6/25/2022
	5,709	11,416	(4)	0	$33.5700	2/25/2023
	0	39,630	(5)	0	$35.8900	2/24/2024
							2,042	$90,644	37,641	$1,670,893

Robert A. Feeser	25,049	0		0	$26.1800	2/22/2015
	22,036	0		0	$24.4100	2/27/2016
	4,570	0		0	$23.8400	3/31/2016
	27,103	0		0	$27.8300	2/26/2017
	34,318	0		0	$23.5700	2/25/2018
	77,580	0		0	$7.8700	2/23/2019
	43,391	0		0	$20.6500	2/22/2020
	35,126	0		0	$25.4400	2/28/2021
	28,814	14,407	(3)	0	$27.3300	6/25/2022
	8,784	17,568	(4)	0	$33.5700	2/25/2023
	0	36,590	(5)	0	$35.8900	2/24/2024
							3,864	$171,253	42,023	$1,865,440

Wendell L. Willkie, II	42,860	0		0	$27.8300	2/26/2017
	55,027	0		0	$23.5700	2/25/2018
	50,766	0		0	$20.6500	2/22/2020
	48,817	0		0	$25.4400	2/28/2021
	41,295	20647	(3)	0	$27.3300	6/25/2022
	10,445	20,889	(4)	0	$33.5700	2/25/2023
	0	26,220	(5)	0	$35.8900	2/24/2024
							4,315	$191,543	38,719	$1,718,760

James A. Buzzard	83,234	0		0	$7.8700	2/23/2019
	63,480	31,740		0	$27.3300	3/31/2019
	16,054	32,108		0	$33.5700	3/31/2019
							0	$0	12,026	$533,850

(1)	Stock options vest with respect to one-third of the shares subject to grant on each of the first three anniversaries of the option grant date. The Option Award values above include a required adjustment to the exercise price and number of shares covered by the Awards resulting from a special $1.00 per share dividend approved by the company on January 27, 2014. This table reflects award values as of December 31, 2014.

(2)	Column (g) includes dividend equivalent units (“DEUs”) converted into service-based restricted stock unit (“RSU”) awards attributable to 2010 performance-based accelerated RSU awards, which vest on February 22, 2015 (for Mr. Buzzard this award settled on September 30, 2014 six months following his termination of service). Column (i) includes 2013 and 2014 performance-based RSU awards (and DEUs), which remain eligible for vesting until February 25, 2016 and February 24, 2017, respectively, subject to the satisfactory attainment of performance goals attached to such awards based on target performance levels; DEUs will not vest if underlying shares to which such DEUs relate are not vested.
(3)	Remaining unexercisable options become exercisable on June 25, 2015.
(4)	One-third of the options became exercisable on February 25, 2014, one-third of the options become exercisable on February 25, 2015 and one-third become exercisable on February 25, 2016.
(5)	One-third of the unexercisable options became exercisable on February 24, 2015, one-third become exercisable on February 24, 2016 and one-third become exercisable on February 24, 2017.
(6)	Market and payout values based on stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014.

Option Exercises and Stock Vested during Fiscal 2014

This table shows the stock options that were exercised by, and the restricted stock units that vested for, each named executive officer during 2014. Option award value realized is calculated by subtracting the aggregate exercise price of the options exercised from the aggregate market value of the shares of the company common stock.

	OPTION AWARDS		STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON EXERCISE (#)	VALUE REALIZED UPON EXERCISE ($)	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED UPON VESTING ($)

John A. Luke, Jr.	0	$0	0	$0

E. Mark Rajkowski	55,085	$859,690	0	$0

Robert K. Beckler	8,657	$141,054	0	$0

Robert A. Feeser	0	$0	0	$0

Wendell L. Willkie, II	33,129	$498,813	0	$0

James A. Buzzard	499,323	$11,514,437	10,308(1)	$424,071

(1)	Dividend equivalent units (“DEUs”) converted into service-based restricted stock unit (“RSU”) awards attributable to 2010 performance-based accelerated RSU awards, which vested on September 30, 2014, six months following Mr. Buzzard’s termination of service in accordance with the terms of the award.

Pension Benefits

Qualified Retirement Plan

The company’s qualified retirement plan covers all salaried employees, and provides an unreduced benefit payable at age 65 (or 62 if the employee has 20 years of service). The retirement benefit payable is equal to 1.6% of final average earnings (or pay) times years of benefit service (up to a maximum of 40 years), minus an employee’s primary social security benefit multiplied by 1.25% times years of benefit service (up to a maximum of 40 years of service). The formula is illustrated below:

[	1.6% x Years of Benefit x Final Average Pay Service (up to 40)	]	–	[	1.25% x Years of Benefit x Primary Social Service (up to 40) Security Benefit	]

The normal form of payment is a 50% joint and survivor annuity for married participants and a single life annuity for unmarried participants. Participants may choose optional annuity and installment forms (spousal consent required of married participants). A cash lump sum is not available to any named executive officer except for Mr. Feeser who is eligible to receive a lump sum for a portion of his benefit accrued prior to January 1, 2003. Final average pay generally includes all income reported on Form W-2, but excludes long-term incentive compensation, severance pay, and retention and hiring bonuses. Final average pay includes the participant’s highest 5 years of pay within the last 10 year period. Employees become 100% vested in their retirement benefit after completing 5 years of service. An employee may retire early and receive a benefit at age 55 (with 5 years of service) subject to reduction for early payment. The reduction, generally, is 3% per year for each year by which the actual retirement date precedes the participant’s 65th birthday and 6% per year for each year by which the actual retirement date precedes the participant’s 62nd birthday. As Messrs. Luke, Rajkowski and Willkie are over age 55 and have more than 5 years of service, they are eligible to retire early based on their service with the company.

Retirement Restoration Plan

The company maintains a non-qualified retirement restoration plan that mirrors benefits provided under the qualified retirement plan following the same formula but recognizing compensation in excess of the Internal Revenue Code limit, which was $260,000 for 2014. All of the named executive officers are participants in this plan. Benefits are payable in annuity form only and a lump sum is not available.

MeadWestvaco Executive Retirement Plan (“MERP”)

The company also maintains a non-qualified supplemental executive retirement plan, whose purpose is to assist in recruiting mid-career executive hires that may forfeit retirement benefits due to early termination from another employer. The MERP follows the benefit formula and vesting schedule under the company’s qualified retirement plan described above, but recognizes additional service equal to .75 year of credited service for each year of actual service completed by an executive up to a maximum number of years equal to the executive’s age at hire minus 30.

Generally, plan benefits are payable in annuity form and are subject to reduction for early retirement (except for Mr. Feeser who is eligible to receive a lump sum for a portion of his benefit). In the case of an executive whose service and age equal 80 or more, the reduction for early payment is reduced. Mr. Buzzard and Mr. Feeser were hired before age 30 and are not eligible for additional service under this plan (but they are eligible for an early retirement subsidy under this plan). Given Mr. Luke’s long service with the company, he has accrued limited service under this plan. During 2007 the MERP was amended to close participation to any new executive hired on or after January 1, 2007. During 2008, the MERP was amended to comply with Internal Revenue Code Section 409A and to remove the lump sum benefit payable upon a change of control.

The table below shows the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each executive, under the company’s defined benefit pension plans determined using interest rate and mortality rate assumptions consistent with those used in the company’s financial statements.

Pension Benefits Table at 2014 Fiscal Year End

NAME	PLAN NAME	NUMBER OF YEARS OF CREDITED SERVICE (1) (#)	PRESENT VALUE OF ACCUMULATED BENEFIT (2) ($)	PAYMENTS DURING LAST FISCAL YEAR (3) ($)

JOHN A. LUKE, JR.	QUALIFIED	35.667	$ 1,756,800	$ 0
	RESTORATION	35.667	$20,285,406	$ 0
	MERP	35.980	$ 195,128	$ 0

E. MARK RAJKOWSKI	QUALIFIED	10.417	$ 383,832	$ 0
	RESTORATION	10.417	$ 1,613,592	$ 0
	MERP	18.230	$ 1,525,920	$ 0

ROBERT K. BECKLER	QUALIFIED	27.250	$ 1,083,474	$ 0
	RESTORATION	27.250	$ 1,501,271	$ 0
	MERP	0	$ 0	$ 0

ROBERT A. FEESER	QUALIFIED	27.583	$ 1,009,870	$ 0
	RESTORATION	27.583	$ 3,157,181	$ 0
	MERP	27.583	$ 162,898	$ 0

WENDELL L. WILLKIE, II	QUALIFIED	20.000	$ 1,069,596	$ 0
	RESTORATION	20.000	$ 3,137,375	$ 0
	MERP	29.875	$ 2,130,149	$ 0

JAMES A. BUZZARD	QUALIFIED	35.833	$ 1,749,705	$ 42,947
	RESTORATION	35.833	$10,211,298	$431,346
	MERP	35.833	$ 1,013,442	$ 40,727

(1)	The Number of Years of Credited Service includes service recognized under the MERP in excess of actual service performed by the executive. The MERP potentially provides an additional .75 year of credited service for each year of actual service up to a maximum equal to the executive’s age at hire minus 30 years.
(2)	The Present Value of the Accumulated Benefit was provided by Aon Hewitt as the present value of the December 31, 2014 accrued benefit using the following assumptions: FASB ASC 715-30 discount rate of 4.1%; and the normal form of benefit payment is an annuity. The postretirement mortality table used for the annuity calculation is the white collar adjusted RP 2014 table and improvement scale MP 2014, (congruent with FASB ASC 715-30 assumptions), also assuming no withdrawal, disability, or death prior to retirement age. FASB ASC 715-30 valuations for the qualified and restoration plans have assumptions for these events; the MERP only has an assumption for preretirement death. These calculations include both vested and non-vested benefits. While these amounts appear as a lump sum, the normal form of payment under these plans is an annuity except for Mr. Feeser who is eligible to receive a lump sum for a portion of his benefit.
(3)	The payments shown for Mr. Buzzard represent the amounts of pension benefits that were paid during 2014.

Non-qualified Deferred Compensation

The MeadWestvaco Deferred Income Plan is a non-qualified deferred compensation plan maintained by the company that permits executives to voluntarily defer up to 80% of base salary and annual incentive cash compensation. The plan also operates as an excess benefit plan enabling employees to defer salary and company matching contributions in excess of Internal Revenue Code limits that apply to the company’s qualified 401(k) plan. Any amounts contributed by executives may be allocated towards notional accounts into up to 20 investment funds as directed by the participant except with respect to company matching contributions, which are automatically invested in a company “phantom” stock fund. There is no guaranteed investment return with respect to any of the funds. Executives may choose to receive a distribution of their account balance in the year after termination of employment, or early or normal retirement in either a lump sum or installment payments. Limited in-service withdrawals are permitted based on future dates specified in advance by participants and evidenced by written distribution elections.

The investment funds available to an executive under the deferred income plan generally mirror the investment options available to all employees who participate in the company’s broad based qualified 401(k) savings plan, plus three additional funds which are available to investors.

Non-qualified Deferred Compensation at 2014 Fiscal Year End

The table below presents information on each of the named executive officers’ non-qualified deferred compensation plan accounts for 2014.

NAME	EXECUTIVE CONTRIBUTIONS IN LAST FISCAL YEAR	REGISTRANT CONTRIBUTIONS IN LAST FISCAL YEAR(1)	AGGREGATE EARNINGS IN LAST FISCAL YEAR	AGGREGATE WITHDRAWALS/ DISTRIBUTIONS(2)	AGGREGATE BALANCE AT LAST FISCAL YEAR-END(3)

JOHN A. LUKE, JR.	$40,005	$32,004	$1,116,084	$0	$6,240,980

E. MARK RAJKOWSKI	$16,642	$13,314	$ 137,032	$0	$1,002,454

ROBERT K. BECKLER	$78,100	$12,600	$ 11,047	$0	$ 174,845

ROBERT A. FEESER	$40,328	$11,600	$ 300,648	$0	$4,660,283

WENDELL L. WILLKIE, II	$11,706	$ 9,365	$ 301,004	$0	$1,739,988

JAMES A. BUZZARD	$ 0	$ 0	$ 591,150	$0	$3,858,009

(1)	Amounts shown as Registrant Contributions in Last Fiscal Year are also included as 2014 compensation in the Summary Compensation Table, in the “All Other Compensation” column. Full company match provided relative to annual incentive award if Internal Revenue Code limitations prevented executive from deferring applicable portion of the incentive award.
(2)	Amounts in this column represent scheduled withdrawals.
(3)	Of the aggregate balances at the end of fiscal year 2014, the following portions have been included as compensation in the Summary Compensation Table, in the “All Other Compensation” column for the current and prior years: Mr. Luke, $1,059,757; Mr. Rajkowski, $480,016; Mr. Beckler, $33,949; Mr. Feeser, $488,290; Mr. Willkie, $335,213 and Mr. Buzzard, $1,620,559.

Potential Payments Upon Termination and/or Change of Control

The tables below reflect the amount of compensation that would become payable to each of the named executive officers under existing plans and arrangements if the named executive’s employment had terminated on December 31, 2014 (the “Termination Date”) given the named executive’s compensation and service levels as of such date and, if applicable, based on the company’s closing stock price on that date. These benefits are in addition to benefits available prior to the occurrence of any termination of employment (including benefits under then-exercisable stock options), and benefits available to all salaried employees, such as distributions under the company’s 401(k) plan, early retirement subsidy and accrued vacation pay.

The actual amounts that would be paid upon a named executive officer’s termination of employment can be determined only at the time of an executive’s actual separation from the company. Due to the number of factors that affect the nature and amount of any benefits provided upon the events discussed below, any actual amounts paid or distributed may be higher or lower than reported below. Factors that could affect these amounts include the timing during the year of any such event, the company’s stock price, and the executive’s age.

Potential Payments Upon Involuntary Termination (other than Change of Control)

The table below shows the severance benefits that would be payable to each of the named executive officers assuming the executive had experienced an involuntary termination of employment from the company on December 31, 2014 ( other than due to death, disability or a termination based on “misconduct” as defined in the company’s standard severance plan available to all salaried employees).

	John A. Luke Jr.	E. Mark Rajkowski	Robert K. Beckler	Robert A. Feeser	Wendell L. Willkie, II

Cash Severance (1)	$2,120,220	$1,185,680	$1,150,000	$1,100,000	$988,240

2010 Performance-Based Accelerated RSU Awards(2)	$1,201,060	$308,067	$90,644	$171,523	$191,543

2013 Performance-Based Accelerated RSU Award(3)	$3,092,124	$793,146	$321,159	$494,149	$587,494

Post-Termination Health Care (4)	$3,494	$3,494	$3,303	$3,494	$3,303

Outplacement Services and Financial Planning (5)	$10,700	$10,700	$10,700	$10,700	$10,700

Total	$6,427,598	$2,301,086	$1,575,807	$1,779,866	$1,781,280

(1)	The company maintains a broad-based standard severance plan, which covers all salaried and non-union employees (including the named executive officers) and which provides for a cash lump sum severance payment in the amount of two times base salary for these executives.
(2)	This represents the value of unvested DEUs attributable to the 2010 performance-based accelerated RSU awards, which would vest on the Termination Date; Mr. Luke is already eligible for vesting of these DEUs by virtue of being retirement eligible. All equity is valued based on a stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014.
(3)	This represents the value of unvested 2013 performance-based restricted stock unit awards, which would vest on the Termination Date (based on pro-rata vesting and assuming target performance). All equity is valued based on a stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014.
(4)	This represents the subsidized portion of health care (company paid benefit) for a period of three months following termination of employment, based on current health care plan coverage selections.
(5)	This represents the value of nine months of outplacement services, a benefit that is also provided for under the terms of the severance plan, and financial counseling.
(6)	James A. Buzzard is not listed in the tables above or below because his employment terminated on March 31, 2014. Mr. Buzzard received benefits on account of his termination of employment including a severance payment of $1,381,020, and subsidized health care benefits valued at $2,012.

Potential Payments Upon Termination – Retirement (1)

The table below shows the value of any stock options and restricted stock awards that would vest due to retirement at age 65 (or 62 with twenty years of service) assuming a December 31, 2014 retirement date.

	John A. Luke, Jr.	E. Mark Rajkowski	Robert K. Beckler	Robert A. Feeser	Wendell L. Willkie, II

Stock Options(2)	$4,133,623	$0	$0	$0	$0

2010 Performance-based Accelerated RSU Award(3)	$1,201,060	$0	$0	$0	$0

2013 Performance-Based Accelerated RSU Award(4)	$3,092,124	$0	$0	$0	$0

Total	$8,426,807	$0	$0	$0	$0

(1)	These amounts represent incremental compensation associated with a termination due to retirement at age 65 (or age 62 with twenty years of service) on December 31, 2014 retirement date; all equity is valued based on stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014. Only Mr. Luke is currently retirement eligible under the company’s equity plan.
(2)	This represents the intrinsic value of unvested stock options that would vest if retirement was on December 31, 2014.
(3)	This represents the value of unvested DEUs attributable to the 2010 performance-based accelerated RSU awards that would vest due to retirement on December 31, 2014.
(4)	This represents the value of unvested 2013 performance-based restricted stock unit awards, which would vest on the Termination Date (based on pro-rata vesting and assuming target performance). All equity is valued based on a stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014.

Potential Payments Upon Termination – Death or Disability (1)

The table below shows the value of any stock options and restricted stock awards that would vest in the event of termination of employment due to death or disability assuming a December 31, 2014 termination date. Named executive officers are eligible for disability compensation under the company’s disability benefit plans and death benefits under life insurance plans offered by the company to all full-time salaried employees.

	John A. Luke, Jr.	E. Mark Rajkowski	Robert K. Beckler	Robert A. Feeser	Wendell L. Willkie, II
Stock Options(2)	$4,133,623	$1,148,985	$598,067	$746,884	$801,127

2010 Performance-based Accelerated RSU Award(3)	$1,201,060	$308,067	$90,644	$171,523	$191,543

2013 Performance-Based Accelerated RSU Award(4)	$3,092,124	$793,146	$321,159	$494,149	$587,494

Total	$8,426,807	$2,250,198	$1,009,870	$1,412,556	$1,580,164

(1)	These amounts represent the full value of equity compensation associated with a termination due to death or disability on December 31, 2014; all equity is valued based on a stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014.
(2)	This represents the intrinsic value of unvested stock options that would vest or continue to vest due to death or disability on December 31, 2014 for executives other than Mr. Luke; while there is no incremental value for Mr. Luke as he is retirement eligible and already eligible for accelerated vesting of stock options, the full value of his unvested options is included above.
(3)	This represents the value of unvested DEUs attributable to the 2010 performance-based accelerated RSU awards, which would vest on the December 31, 2014 termination date; while there is no incremental value for Mr. Luke as he is retirement eligible and already eligible for vesting, the full value is included above.
(4)	This represents the value of unvested 2013 performance-based restricted stock unit awards, which would vest on the Termination Date (based on pro-rata vesting and assuming target performance). All equity is valued based on a stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014.

Potential Payments Upon Termination Following a Change of Control

Change of Control Agreements

Each of the named executive officers is covered by a change of control agreement. These agreements were amended by the company in 2007 to become effective January 1, 2008. The agreements automatically renewed on January 1, 2014 for a two-year term ending December 31, 2015. As amended, each change of control agreement provides for continued employment for two years after a change of control on terms substantially similar to those in effect before the change of control. An executive will receive severance benefits in the event of a qualifying termination of employment upon or within two years following a change of control, or prior to a change of control if the termination occurs at the request of a party to the change of control or is otherwise in connection with a change of control. The table on page 34, entitled Change of Control Severance Payments, presents the amount that would have been realized by each of the named executive officers if a change of control and immediate termination of employment had occurred as of December 31, 2014.

A “qualifying termination” is a termination of employment by the company other than for cause or disability, or a termination of employment by the executive for good reason.

Under the change of control agreements, a change of control is defined as:

(1)	acquisition by an individual or entity of 20% of the stock or voting rights of the company;

(2)	contested change in a majority of the company’s board;

(3)	consummation of a business combination, unless (a) more than 60% of the stock and voting rights is retained by the shareholders of the company before the change of control, (b) a majority of the surviving company’s board were members of the company’s board, before the change of control, and (c) no new shareholder owns 20% or more of the resulting company; or

(4)	shareholder approval of a complete liquidation of the company.

A “merger of equals” is defined as a business combination in which (i) at least 50% of the members of the continuing board were members of the company’s board and (ii) either (x) the CEO position in the surviving company is occupied by an individual employed by the company before the business combination, or (y) a majority of the leadership positions reporting directly to the CEO of the surviving company are occupied by individuals employed by the company before the business combination.

“Good reason” means a material reduction in position, duties, responsibilities or salary grade, a failure of the company to comply with the agreement, or a change in the executive’s office location of more than 40 miles. In the event of a merger of equals, however, an executive’s position may be changed as long as the executive continues to have responsibilities that are in the aggregate comparable to the executive’s previous responsibilities, and an across the board change in compensation is not considered a triggering event. In the event of a merger of equals, neither a reduced scope of responsibilities resulting from the fact that the merger has created a larger organization, nor a change in title or reporting responsibilities, shall be the sole basis for good reason.

“Cause” is defined to mean the executive’s willful and continued failure to perform duties, willful engagement in gross misconduct, or a violation of the company’s Code of Conduct that is materially injurious to the company.

Under the change of control agreements, the terms of equity awards granted after 2005 and the MERP, upon certain terminations of employment following a change of control, executives are provided the benefits described below.

Severance Compensation

In the event of a qualifying termination of employment following a business combination that is not a merger of equals, a lump sum severance amount is payable to each executive equal to no more than three times the executive’s compensation, which is defined under the agreement as annual base salary plus average annual incentive compensation paid over the three years before the change of control. Each executive is also entitled to a pro rata bonus for the year of termination and a cash lump sum payment in lieu of health care continuation coverage for a period of three years, plus payment for outplacement services and financial planning. As a condition to receipt of severance benefits, an executive is required to execute a general release of claims against the company. Payment of the severance lump sum amount would be made within thirty days of the executive’s termination of employment.

Pension Benefits

In the event of a qualifying termination of employment following a business combination that is not a merger of equals, the executive is entitled to a lump sum payment equal to the actuarial equivalent of the qualified defined benefit and restoration plan benefit (excluding the MeadWestvaco Executive Retirement Plan) that would have been earned if the executive had remained employed by the company during the severance period. This value is disclosed in the table below in the “pension” row. In the event of a merger of equals business combination, no enhanced pension is payable.

In the event of a business combination that is not a merger of equals, the MERP provides for accelerated vesting of an executive’s benefit, but no immediate payment. During 2008, the company amended the MERP to comply with Internal Revenue Code Section 409A and eliminated the change of control lump sum benefit. The value of any “accelerated vesting” of the MERP benefit would be included in the table below in the “pension” row and would appear as a lump sum, but would be payable in annuity form.

Equity Acceleration

Terms and conditions of equity awards (including those for named executive officers) are set forth in individual employment agreements. Generally, stock options and restricted stock assumed by an acquirer vest upon an executive’s termination of employment (without cause) within two years following a business combination that is not a merger of equals which is commonly referred to as “double trigger vesting.” If awards are not assumed by an acquirer, the amounts shown as “intrinsic value of stock options,” “2010 performance-based accelerated RSU award” and “2013 and 2014 performance-based RSU awards” in the table on the next page would be the value of awards that would become fully vested immediately prior to the change of control event. Vesting of unearned 2013 and 2014 performance-based RSU awards would be accelerated assuming target performance in the event of a qualifying termination of employment following a change of control. Unearned 2010 performance-based accelerated RSUs with respect to above target performance are not eligible for accelerated vesting. However, vesting of dividend equivalent units attributable to the portion of the 2010 performance-based accelerated RSUs that vested in 2013 will be accelerated in the event of a qualifying termination of employment following a change of control. Any dividend equivalent units attached to the underlying award are forfeited except for those dividend equivalents earned prior to the change of control.

Excise Taxes

The company has agreed to make each executive covered by a change of control agreement (other than Mr. Beckler whose agreement is dated March 3, 2014) whole for any parachute excise tax imposed under section 4999 of the Internal Revenue Code on a change of control payment, unless the payments are less than 110% of the safe harbor amount. The safe harbor amount is 2.99 times the executive’s average taxable compensation for the five years that ended before the change of control. If the gross-up payment is not made, the amounts payable under the agreement will be reduced by the amount necessary to avoid imposition of the excise tax.

The change of control agreements have a term of two years and were renewed January 1, 2014 for a two-year term through December 31, 2015 and may be extended, unless the company gives one-year advance notice of non-renewal. The named executive officers are not covered by any employment agreement other than the change of control agreements. The table below as of December 31, 2014 reflects the terms and conditions of the change in control agreements as of January 1, 2008, which is the date these agreements were last amended and restated (other than Mr. Beckler’s agreement which is dated March 3, 2014).

The business combination (the “Combination”) with the Rock-Tenn Company (“RockTenn”) pursuant to the Amended and Restated Business Combination Agreement among MWV, RockTenn, Rome-Milan Holdings, Inc., Milan Merger Sub, LLC, and Rome Merger Sub, Inc., dated as of March 9, 2015, if consummated, would constitute a “change of control” for purposes of the foregoing agreements, awards and plans. The table below, however, presents potential payments and benefits to the named executive officers based on a hypothetical change of control and termination occurring on December 31, 2014. It does not purport to present potential compensation to the named executive officers in connection with the Combination. Information regarding potential compensation to the named executive officers in connection with the Combination will be contained in the proxy statement for the special meeting of stockholders that may be called for purposes of voting on matters related to the Combination.

Change Of Control Severance Payments(1)

	JOHN A. LUKE JR.	E. MARK RAJKOWSKI	ROBERT K. BECKLER	ROBERT A. FEESER	WENDELL L. WILLKIE, II

CASH SEVERANCE (2)	$6,453,566	$3,006,885	$139,462	$1,627,853	$2,268,011

PRO-RATA BONUS (3)	$1,091,079	$409,455	$124,080	$263,927	$261,884

INTRINSIC VALUE OF STOCK OPTIONS (4)	$4,133,623	$1,148,985	$598,067	$746,884	$801,127

2010 PERFORMANCE-BASED ACCELERATED RSU AWARD(5)	$1,201,060	$308,067	$90,644	$171,523	$191,543

2013 AND 2014 PERFORMANCE-BASED RSU AWARD(6)	$9,287,986	$2,550,206	$1,670,840	$1,865,401	$1,718,736
PENSION (7)	$0	$699,476	$1,418,927	$4,350,252	$0

POST-TERMINATION HEALTH CARE (8)	$41,925	$41,925	$26,424	$27,950	$39,636
OUTPLACEMENT SERVICES AND FINANCIAL PLANNING (9)	$10,700	$10,700	$10,700	$10,700	$10,700

VALUE OF BENEFIT PRIOR TO GROSS-UP	$22,219,939	$8,145,698	$4,079,174	$9,064,490	$5,291,637

EXCISE TAX GROSS-UP	$0	$0	$0	$3,964,316	$0

TOTAL	$22,219,939	$8,145,698	$4,079,174	$13,028,806	$5,291,637

(1)	These amounts assume a stock price of $44.39, which was the closing price of the company’s stock on December 31, 2014; actual values will vary based on changes in the company’s stock price on the termination date.
(2)	The change in control cash severance is equal to three times base salary plus average annual cash incentive awards over the last three years, except for Mr. Beckler and Mr. Feeser, whose cash severance is equal to two times his base salary plus average annual incentive awards over the last three years.
(3)	This represents pro-rata bonus (based on three-year average annual incentives) payable upon termination in connection with a change of control.
(4)	This represents intrinsic value of unvested stock options, which vest as of the termination date under a change in control scenario; while there is no incremental value for Mr. Luke as he is retirement eligible and already eligible for accelerated vesting of stock options, the table above reflects the full value that Mr. Luke would receive in a termination of employment following a change of control on December 31, 2014.
(5)	This represents the value of unvested (but previously earned) DEUs attributable to the 2010 performance-based accelerated RSU award, which would vest on the termination date (note that the earned underlying awards have already been paid); while there is no incremental value for Mr. Luke as he is retirement eligible and already eligible for accelerated vesting, the full value is included above.
(6)	This represents the value of 2013 and 2014 performance-based RSUs, which would vest on the change in control termination date, assuming target performance; while there is no incremental value for Mr. Luke as he is retirement eligible and already eligible for accelerated vesting of his 2013 performance-based RSUs, the full value of such vesting, $5,059,839, is included above.
(7)	This represents incremental pension value upon a change of control attributable to the MeadWestvaco Executive Retirement Plan (MERP) “accelerated vesting,” and enhanced pension under the change of control agreement. The MERP benefit is not payable in a lump sum form.
(8)	This represents cash lump sum payment in lieu of continued health care coverage for three years after termination of employment (two years for Mr. Beckler and Mr. Feeser).
(9)	This represents the value of nine months of outplacement services ($5,700) and financial counseling for one year ($5,000).

Compensation of Directors

Each non-employee director of the company receives $75,000 as an annual cash retainer for service as a director. Board members may elect to defer all or a portion of the annual cash retainer under the MeadWestvaco Corporation Compensation Plan for Non-Employee Directors. Directors who are also employees of the company receive no additional compensation for service as a director.

Each year, non-employee directors also receive a grant of MeadWestvaco stock units equivalent to $100,000 at the time of grant. Directors are 100% vested in such grants, although distributions of stock units in MeadWestvaco common stock are not made until after termination of a director’s board membership.

In addition to the compensation described above, the Audit Committee Chair receives a $25,000 annual retainer, the Compensation and Organization Development Committee Chair receives a $20,000 annual retainer and the Chair of each of the other standing Committees receives an annual retainer of $15,000. Each of the members of the Audit Committee, other than the Chair, receives an annual retainer of $10,000. The lead director receives an annual retainer of $30,000.

Non-Employee Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2) (5)	All Other Compensation (3)	Total Compensation
Michael E. Campbell	$120,000	$100,000	$0	$220,000
James G. Kaiser	$100,000	$100,000	$0	$200,000
Richard B. Kelson	$75,000	$100,000	$0	$175,000
Susan J. Kropf	$75,000	$100,000	$0	$175,000
Gracia C. Martore	$100,000	$100,000	$2,500	$202,500
James E. Nevels	$70,833	$83,333	$0	$154,166
Timothy H. Powers	$105,000	$100,000	$0	$205,000
Jane L. Warner(4)	$100,000	$100,000	$0	$200,000
Alan D. Wilson	$90,000	$100,000	$0	$190,000

Note: James M. Kilts and Douglas S. Luke retired from MeadWestvaco’s Board of Directors on April 28, 2014 and did not receive compensation (annual retainer and stock award identified above) from the company in 2014.

(1)	This column includes fees earned or paid in cash, representing the annual retainer, and where applicable the lead director retainer, the committee chair retainers and the audit committee member retainer.
(2)	The amounts shown in this column represent the aggregate grant date fair market value of stock units granted in 2014 to non-employee directors computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note K to the company’s audited financial statements for the year ended December 31, 2014 included in the Original Report.
(3)	The amounts included in this column represent matching contributions by the MeadWestvaco Foundation with respect to charitable contributions made by the director.
(4)	Ms. Jane L. Warner retired from MeadWestvaco’s Board of Directors on August 5, 2014.
(5)	The table below reflects for each director, the aggregate number of outstanding stock awards at December 31, 2014. None of the directors have outstanding stock option awards.

	Vested Stock Grants	Total Shares Subject to Outstanding Awards as of December 31, 2014
Michael E. Campbell	49,009	49,009
James G. Kaiser	49,009	49,009
Richard B. Kelson	49,009	49,009
Susan J. Kropf	49,009	49,009
Gracia C. Martore	10,780	10,780
James E. Nevels	1,934	1,934
Timothy H. Powers	38,833	38,833
Alan D. Wilson	12,782	12,782

Item 12.	Security ownership of certain beneficial owners and management related stockholder matters

Ownership of Directors and Named Executive Officers

The following table shows the amount of MeadWestvaco common stock beneficially owned, unless otherwise indicated, by our directors, the executive officers named in the Summary Compensation Table and the directors and executive officers as a group. Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed.

Name	Total Shares Beneficially Owned (1)	Options Exercisable Within 60 Days	Percent of Class Beneficially Owned

Directors
Michael E. Campbell (2)	50,810	0	*
James G. Kaiser (2)	55,617	0	*
Richard B. Kelson (2)	49,699	0	*
Susan J. Kropf (2)	55,115	0	*
John A. Luke, Jr. (3)	3,167,522	2,492,035	1.9%
Gracia C. Martore (2)	10,831	0	*
James E. Nevels (2)	1,943	0	*
Timothy H. Powers (2)	40,017	0	*
Alan D. Wilson (2)	12,843	0	*

Other Named Executive Officers
Robert K. Beckler (4)	160,677	132,832	*
Robert A. Feeser (4)	337,351	276,097	*
E. Mark Rajkowski (4)	552,080	386,837	*
Wendell L. Willkie, II (4)	364,083	268,394	*
All Directors and Executive Officers as a Group (18 persons)	5,285,062	3,831,702	3.2%

*	Less than 1% of MeadWestvaco common stock.
(1)	Information concerning beneficial ownership of shares is as of April 10, 2015, the most recent practicable date. Includes the number of shares that each such person beneficially owns as of April 10, 2015, including shares such person has the right to acquire within 60 days thereafter (shares that can be acquired within 60 days thereafter are also set forth in the column “Options Exercisable Within 60 Days”). As of April 10, 2015, the number of shares of common stock outstanding was 167,775,005.
(2)	Each non-employee director holds 49,240 stock units (representing the same number of shares of MeadWestvaco common stock) granted under the MeadWestvaco Corporation Compensation Plan for Non-Employee Directors and the MeadWestvaco Corporation 2005 Performance Incentive Plan, as amended and restated, with the exception of Mr. Powers, who holds 39,017 stock units, Mr. Wilson, who holds 12,843 stock units, Ms. Martore, who holds 10,831 stock units, and Mr. Nevels who holds 1,943 stock units. The rights of each non-employee director in respect to these stock units are vested at all times, and distributions of the stock units are required to be made in MeadWestvaco common stock on the earliest practicable date following the end of the calendar quarter in which the director’s board membership is terminated. These stock units are included in the above table.
(3)	Includes 43,277 MeadWestvaco shares held indirectly through employee benefit plans and 215,434 shares held in trust for or by members of Mr. Luke’s immediate family.
(4)	Includes MeadWestvaco shares held indirectly through employee benefit plans by Messrs. Beckler, Feeser, Rajkowski and Willkie in the amounts of 1,868 shares, 9,011 shares, 4,326 shares and 19,695 shares, respectively.

Ownership of Certain Beneficial Owners

Based upon Schedule 13D and 13G filings with the Securities and Exchange Commission, the following persons are believed to have beneficial ownership (as defined for certain purposes by the Securities and Exchange Commission) as of December 31, 2014 of more than 5% of the company’s common stock by virtue of having investment authority and, to some extent, voting authority over the number of shares indicated.

	Shares	Percent of Class*

Capital World Investors(1) 333 South Hope Street Los Angeles, CA 90071	18,680,000	11.2%

BlackRock, Inc. (2) 40 East 52nd Street New York, New York 10022	13,162,851	7.9%

The Vanguard Group, Inc. (3) 100 Vanguard Blvd. Malvern, PA 19355	12,900,017	7.7%

T. Rowe Price Associates, Inc. (4) 100 E. Pratt Street Baltimore, MD 21202	10,332,026	6.1%

StarBoard Value LP (5) 777 Third Avenue New York, New York 10017	10,093,836	6.1%

*	As of December 31, 2014, based on 167,198,221 shares outstanding as of that date.
(1)	Based on Schedule 13G/A filed by Capital World Investors on February 13, 2015. The reporting person has sole voting power with respect to 18,680,000 shares, shared voting power with respect to no shares, sole dispositive power with respect to 18,680,000 shares, and shared dispositive power with respect to no shares.
(2)	Based on Schedule 13G/A filed by BlackRock, Inc. on January 12, 2015. The reporting person has sole voting power with respect to 11,365,062 shares, shared voting power with respect to no shares, sole dispositive power with respect to 13,162,851 shares, and shared dispositive power with respect to no shares.
(3)	Based on Schedule 13G/A filed by the Vanguard Group, Inc. on February 11, 2015. The reporting person has sole voting power with respect to 290,419 shares, shared voting power with respect to no shares, sole dispositive power with respect to 12,624,517 shares, and shared dispositive power with respect to 275,500 shares.
(4)	Based on Schedule 13G/A filed by T. Rowe Price Associates, Inc. on February 13, 2015. The reporting person has sole voting power with respect to 2,538,481 shares, shared voting power with respect to no shares, sole dispositive power with respect to 10,332,026 shares, and shared dispositive power with respect to no shares.
(5)	Based on Schedule 13D/A filed by Starboard Value LP on December 11, 2014. The reporting person has sole voting power with respect to 10,093,836 shares, shared voting power with respect to no shares, sole dispositive power with respect to 10,093,836 shares, and shared dispositive power with respect to no shares.

The MeadWestvaco stock ownership plans for salaried and hourly employees held, as of April 10, 2015, an aggregate amount of 7,668,091 MeadWestvaco shares, or approximately 4.6% of the total outstanding shares as of that date, for which full voting rights are exercisable by participants of the plans. As of that date, there were approximately 8,800 participants in these plans.

Equity Compensation Plan Information

At December 31, 2014

	(shares in thousands)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	9,207	$23.64	6,217

Equity compensation plans not approved by stockholders (2)	—	—	—

Total	9,207	$23.64	6,217

(1)	Column (a) includes 1,478,000 shares that may be issued in connection with outstanding service-based and performance-based restricted stock unit awards. The number of shares that may be issued in connection with outstanding performance-based restricted stock awards has been calculated based on the expected level of performance to be attained. Column (b) excludes the impact of outstanding restricted stock unit awards as they have no exercise price.
(2)	There are no equity compensation plans of the company that have not been approved by stockholders.

For additional information related to the above plans, see Note K of the company’s Consolidated Financial Statements in Item 8 - Financial Statements and Supplementary Data, of the Original Report.

Item 13.	Certain relationships and related transactions and director independence

The Board recognizes that Related Person Transactions (as defined below) can present potential or actual conflicts of interest and create the appearance that company decisions are based on considerations other than the best interests of the company and its stockholders. In January 2007, the Board delegated authority to the Nominating and Governance Committee (the “N&G Committee”) to review and approve Related Person Transactions, and the Committee has adopted a written policy and procedures set forth below for the review, approval, or ratification of Related Person Transactions. A “Related Person Transaction” is any transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which (a) the aggregate amount involved will or may be expected to exceed $120,000 in any fiscal year, (b) the company is a participant, and (c) any Related Person has or will have a direct or indirect material interest (other than solely as a result of being a director or trustee (or any similar position) or a less than 10 percent beneficial owner of another entity). A “Related Person” is any (a) person who is an executive officer, director or nominee for election as a director of the company, (b) greater than 5 percent beneficial owner of the company’s outstanding common stock, or (c) Immediate Family Member of any of the foregoing. An “Immediate Family Member” is any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law and any person (other than a tenant or employee) sharing the household of a person. The N&G Committee will review all of the relevant facts and circumstances of all Related Person Transactions that require the N&G Committee’s approval and either approve or disapprove of the entry into the Related Person Transaction. However, the N&G Committee has determined that a Related Person does not have a direct or indirect material interest in the following categories of transactions:

•	employment of an executive officer, who is not an immediate family member of another executive officer or director of the company (provided the compensation is approved by the Compensation and Organization Development Committee of the Board);

•	compensation paid to a director approved by the Board;

•	any transaction with another company for which a Related Person’s only relationship is as (i) an employee (other than an executive officer) or director, or (ii) a beneficial owner of less than 10 percent of that company’s outstanding equity, if the aggregate amount involved does not exceed the greater of $1,000,000 or 2 percent of that company’s total annual revenue;

•	any charitable contribution, grant or endowment by MeadWestvaco to a charitable organization, foundation or university where a Related Person’s only relationship is as an employee (other than an executive officer) or director, if the aggregate amount involved does not exceed the lesser of $1,000,000 or 2 percent of the charitable organization’s total annual receipts; and

•	transactions where all stockholders received proportional benefits.

In determining whether to approve or ratify a Related Person Transaction, the N&G Committee will take into account, among other factors it deems appropriate, whether the Related Person Transaction is on terms that are or would be generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the Related Person’s interest in the transaction.

Corporate Governance Principles and Director Independence

MeadWestvaco’s Corporate Governance Principles, adopted by the Board of Directors in January 2003 and subsequently amended, address, among other things, standards for evaluating the independence of the company’s directors. The full text of the Principles, which contain the Board’s independence standards, is available on the company’s website at www.meadwestvaco.com under the “Investors” tab at the top of the page and then under the “Corporate Governance” tab.

Pursuant to the Principles, the Board, with the support of the Nominating and Governance Committee, reviewed the independence of directors in February 2015. Transactions and relationships, if any, between each director or any member of his or her immediate family and the company and its subsidiaries were considered. As provided in the Principles, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. The Committee reviewed whether there were commercial, banking, consulting, legal, accounting, charitable and familial relationships between the company and individual directors or their immediate family members. Mr. Campbell, Mr. Kelson, Ms. Kropf, Ms. Martore and Mr. Nevels are directors of companies with which MeadWestvaco does business. The amount that MeadWestvaco paid to or received from each of these companies in each of the last three fiscal years for goods and services is well below one percent of the annual consolidated gross revenues of these companies and MeadWestvaco. In 2014, Mr. Kelson served as a director of a charitable organization which received a grant from the MeadWestvaco Foundation in 2012, 2013 and 2014. The grants made by the MeadWestvaco Foundation in each of the last two fiscal years were well below one percent of the charitable organization’s total annual receipts.

As a result of this review, the Board affirmatively determined that, with the exception of John A. Luke, Jr., the Chairman and Chief Executive Officer of the company, all of the directors, including each of the members of the Audit, Compensation and Organization Development, and Nominating and Governance Committees, are independent of the company under the standards set forth in the Corporate Governance Principles and the New York Stock Exchange listing standards. In addition, the Board previously determined that Mr. James M. Kilts and Mr. Douglas S. Luke (who both retired from the Board on April 28, 2014) and Ms. Jane L. Warner (who retired from the Board on August 5, 2014) were independent directors.

Item 14.	Principal accounting fees and services

The following fees were billed to MeadWestvaco for services rendered by PricewaterhouseCoopers LLP (“PwC”) for the years ended December 31, 2014 and 2013:

	Year ended December 31, 2014	Year ended December 31, 2013
Audit fees	$5,869,000	$6,623,000

Audit-related fees (1)
Other attest services	25,000	85,000
Other audit-related	129,000	84,000

Total audit-related fees	$154,000	$169,000

Tax fees (2)
Tax compliance and other matters	$136,000	$146,000

All other fees (3)	$10,000	$5,000

(1)	Audit-related fees in 2014 and 2013 are comprised of agreed-upon procedures and accounting advisory services.
(2)	Tax fees reflect fees for professional services performed by PwC for tax advice and international tax compliance. PwC has not provided any services related to tax shelter transactions, nor has PwC provided any services under contingent fee arrangements.
(3)	All other fees are comprised of license fees for access to the PwC accounting and reporting database and other advisory services.

Policy for Approval of Audit and Permitted Non-Audit Services

All audit, audit-related, tax and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s Pre-Approval Policy provides for pre-approval of specifically described audit, audit-related and tax services by the Committee on an annual basis as long as the Audit Committee is informed of each service, but an individual service engagement anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted non-audit services.

PART IV

Item 15.	Exhibits and financial schedules

The Exhibits listed on the Exhibit Index immediately following the signature page of this report are filed as part of this Amendment No. 1 on Form 10K/A and are meant to supplement the Exhibits listed and/or filed with the Original Report.

Annex A – Reconciliation of Non-GAAP Financial Measures

In the “Business Overview” section of the “Compensation Discussion and Analysis” and in the “Proposal to Approve Advisory Resolution to Approve Executive Compensation,” the company presents measures which have not been prepared in accordance with generally accepted accounting principles (“GAAP”). The company believes these non-GAAP financial measures provide investors, potential investors, securities analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of the factors and trends affecting our historical financial performance. While we consider these non-GAAP measures useful in analyzing our results, they are not intended to replace, or act as a substitute for, any presentation included in the company’s consolidated financial statements prepared in conformity with GAAP.

Net Income and Earnings Per Share – Ex-items

Set forth below is a reconciliation of after-tax income and earnings per share from continuing operations as calculated in accordance with GAAP to the respective financial measures on an adjusted basis.

In millions, except per share amounts (unaudited)
Year ended December 31, 2014	Net Income	Earnings Per Share
Income and earnings per share from continuing operations, as reported	$262	$1.53

Add:

Restructuring and other charges	81	0.47

Deduct:

Insurance settlement	(17)	(0.10)

Discrete income tax items	(9)	(0.05)

Income and earnings per share from continuing operations, as adjusted	$317	$1.85

EBITDA and EBITDA Margins – Ex-items

Set forth below is a reconciliation of the operational measures of consolidated EBITDA and EBITDA Margins (ex-items) to the most directly comparable GAAP measures, net sales and net income.

	Year Ended December 31,
($ in millions)	2014	2013

Net income	$281	$838
Add:
Restructuring and other charges	101	49
Pension settlement and other charges	—	19
Alternative fuel mixture credits - exchange	—	—
Depreciation, depletion, and amortization	370	390
Interest expense	213	159
Income tax provision	117	—
Non-controlling interests	—	1
Deduct:
Insurance settlements	(27)	—
Alternative fuel mixture credits - reserve releases	—	(24)
Interest income	(57)	(14)
Income tax benefit	—	(97)
Income from discontinued operations	(1)	(519)
Non-controlling interests	(18)	—

EBITDA, as adjusted	$979	$802

Net sales	$5,631	$5,389
EBITDA Margins, as adjusted	17.4%	14.9%

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 20, 2015

MEADWESTVACO CORPORATION (Registrant)

By:	/s/ E. Mark Rajkowski
	Name:	E. Mark Rajkowski

	Title:	Chief Financial Officer

EXHIBIT INDEX

2.1	Business Combination Agreement, dated as of January 25, 2015, by and between MeadWestvaco Corporation and Rock-Tenn Company previously filed as Exhibit 2.1 to the company’s Form 8-K on January 27, 2015, and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of the Registrant, previously filed as Exhibit 99.1 to the company’s Form 8-K on May 1, 2008, and incorporated herein by reference.

3.2	Bylaws of the Registrant as amended November 12, 2013, as disclosed in the company’s Form 8-K filed on November 13, 2013, and incorporated herein by reference.

4.1	Indenture dated as of April 2, 2002 by and among the Registrant, Westvaco Corporation, The Mead Corporation and The Bank of New York, as Trustee, previously filed as Exhibit 4(a) to the company’s Form 8-K on April 2, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.2	Form of Indenture, dated as of March 1, 1983, between Westvaco Corporation and The Bank of New York (formerly Irving Trust Company), as trustee, previously filed as Exhibit 2 to Westvaco’s Registration Statement on Form 8-A on January 24, 1984 (SEC file number 001-03013), and incorporated herein by reference.

4.3	First Supplemental Indenture by and among Westvaco Corporation, the Registrant, The Mead Corporation and The Bank of New York dated January 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.4	Second Supplemental Indenture between the Registrant and The Bank of New York dated December 31, 2002, previously filed as Exhibit 4.1 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.5	Indenture dated as of February 1, 1993 between The Mead Corporation and The First National Bank of Chicago, as Trustee, previously filed as Exhibit 4.vv to the company’s Annual Report on Form 10-K for the Transition Period ended December 31, 2001, and incorporated herein by reference.

4.6	First Supplemental Indenture between The Mead Corporation, the Registrant, Westvaco Corporation and Bank One Trust Company, NA dated January 31, 2002, previously filed as Exhibit 4.3 to the company’s Form 8-K on February 1, 2002 (SEC file number 001-31215), and incorporated herein by reference.

4.7	Second Supplemental Indenture between MW Custom Papers, Inc. and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.4 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.8	Third Supplemental Indenture between the Registrant and Bank One Trust Company, NA dated December 31, 2002, previously filed as Exhibit 4.5 to the company’s Form 8-K on January 7, 2003 (SEC file number 001-31215), and incorporated herein by reference.

4.12	Form of 7.375% Note due in 2019, previously filed as Exhibit 4.1 to the company’s Form 8-K on August 25, 2009, and incorporated herein by reference.

4.13	$600 million Five-Year Credit Agreement, dated as of January 30, 2012 among the Registrant with a syndicate of commercial banks, including Citibank N.A. as administrative agent, previously filed as Exhibit 99.1 to the company’s Form 8-K on January 30, 2012 and incorporated by reference.

10.2+	The Mead Corporation 1996 Stock Option Plan, as amended through June 24, 1999 and amended February 22, 2001, previously filed as Exhibit 10.3 to Mead’s Quarterly Report on Form 10-Q for the period ended July 4, 1999 (SEC file number 001-02267) and Appendix 2 to Mead’s definitive proxy statement for the 2001 Annual Meeting of Shareholders, and incorporated herein by reference.

10.20+	MeadWestvaco Corporation Compensation Plan for Non-Employee Directors as Amended and Restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.20 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.22+	MeadWestvaco Corporation 2005 Performance Incentive Plan effective April 22, 2005 and as amended February 26, 2007, January 1, 2009, February 28, 2011 and February 25, 2013 previously filed as Exhibit 10.1 to the company’s Form 8-K on April 25, 2013, and incorporated herein by reference.

10.23+	MeadWestvaco Corporation Executive Retirement Plan, as amended and restated effective January 1, 2009 except as otherwise provided, previously filed as Exhibit 10.24 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.24+	MeadWestvaco Corporation Deferred Income Plan Restatement effective January 1, 2007 except as otherwise provided, previously filed as Exhibit 10.25 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.25+	MeadWestvaco Corporation Retirement Restoration Plan effective January 1, 2009, except as otherwise provided, previously filed as Exhibit 10.26 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.26+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 26, 2010, previously filed as Exhibit 10.27 to the company’s Annual Report on Form 10-K for the year ended December 31, 2009, and incorporated herein by reference.

10.27+	Form of Employment Agreement dated January 1, 2008, for Mark T. Watkins, as previously filed as Exhibit 10.33 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.28+	Form of Employment Agreement dated January 1, 2008, for John A. Luke, Jr., James A. Buzzard, E. Mark Rajkowski and Wendell L. Willkie, II, as previously filed as Exhibit 10.32 to the company’s Annual Report on Form 10-K for the year ended December 31, 2007, and incorporated herein by reference.

10.29+	Amendments to The Mead Corporation Incentive Compensation Election Plan, The Mead Corporation Deferred Compensation Plan for Directors, The Mead Corporation Directors Capital Accumulation Plan, Westvaco Corporation Deferred Compensation Plan, Westvaco Corporation Savings and Investment Restoration Plan, Westvaco Corporation Deferred Compensation Plan for Non-Employee Outside Directors, and Westvaco Corporation Retirement Plan for Outside Directors, previously filed as Exhibit 10.30 to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, and incorporated herein by reference.

10.33+	Summary of MeadWestvaco Corporation 2010 Long-Term Incentive Plan under the 2005 Performance Plan, as amended, previously filed as Exhibit 10.35 to the company’s Quarterly Report on Form 10-Q for the period ended March 21, 2010 and incorporated herein by reference.

10.35+	Stock Option Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.3 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.36+	Service Based Restricted Stock Unit Awards in 2009 – Terms and Conditions, previously filed as Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2009, and incorporated herein by reference.

10.37+	MeadWestvaco Corporation Compensation Program for Non-Employee Directors effective April 22, 2013, previously filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference.

10.39	Rabbi Trust Agreement, dated as of September 29, 2011, among the Registrant and Union Bank, N.A. previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, and incorporated herein by reference.

10.40	Agreement and Plan of Merger, dated as of November 17, 2011 among MeadWestvaco Corporation, Monaco SpinCo Inc., ACCO Brands Corporation and Augusta Acquisition Sub, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.41	Separation Agreement, dated as of November 17, 2011, among MeadWestvaco Corporation and Monaco SpinCo Inc. previously filed as Exhibit 10.1 to the company’s Form 8-K on November 17, 2011, and incorporated herein by reference.

10.43+	Stock Option Awards in 2012 – Terms and Conditions, previously filed as Exhibit 10.43 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

10.46	Summary of MeadWestvaco Corporation 2013 Long-Term Incentive Plan, previously filed as Exhibit 10.46 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2013, and incorporated herein by reference

10.47	Amendments to terms and conditions of outstanding stock option awards and restricted stock grants covering vesting and exercise provisions for retirement age recipients effective January 27, 2014 previously filed as Exhibit 10.47 to the company’s Annual Report on Form 10-K for the year ended December 31, 2013, and incorporated herein by reference.

10.48	Agreement between MeadWestvaco Corporation and Mark S. Cross, dated July 24, 2013 previously filed as Exhibit 10.01 to the company’s Form 8-K on July 24, 2013, and incorporated herein by reference.

10.49	Master Purchase and Sale Agreement, dated October 28, 2013, by and among MeadWestvaco Corporation, MWV Community Development and Land Management, LLC and MWV Community Development, Inc., as sellers, and Plum Creek Timberlands, L.P., Plum Creek Marketing, Inc., Plum Creek Land Company and Highland Mineral Resources, LLC, as purchasers, and Plum Creek Timber Company, Inc. previously filed as Exhibit 2.1 to the company’s Form 8-K on October 29, 2013, and incorporated herein by reference.

10.50	Summary of MeadWestvaco Corporation 2014 Annual Incentive Plan under the 2005 Performance Incentive Plan, as amended, previously filed as Exhibit 10.50 to the company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, and incorporated herein by reference.

10.51	Summary of MeadWestvaco Corporation 2014 Long-Term Incentive Plan, previously filed as Exhibit 10.51 to the company’s quarterly report on Form 10-Q for the period ended March 31, 2014, and incorporated herein by reference

10.52	Employment Agreement between MeadWestvaco Corporation and Robert K. Beckler, dated March 3, 2014 previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, and incorporated herein by reference.

10.53	Agreement between MeadWestvaco Corporation and James A. Buzzard dated as of April 1, 2014, previously filed as Exhibit 10.01 to the company’s Form 8-K on June 9, 2014, and incorporated herein by reference.

10.54	Agreement between MeadWestvaco Corporation and Mark T. Watkins, dated September 30, 2014 previously filed as Exhibit 10.1 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, and incorporated herein by reference.

10.55	Agreement between MeadWestvaco Corporation and James A. Buzzard, dated October 1, 2014 previously filed as Exhibit 10.2 to the company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, and incorporated herein by reference.

21.*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Rule 13a-14(a) Certification by Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification by Chief Financial Officer.

31.3**	Rule 13a-14(a) Certification by Chief Executive Officer.

31.4**	Rule 13a-14(a) Certification by Chief Financial Officer.

32.1*	Section 1350 Certification by Chief Executive Officer.

32.2*	Section 1350 Certification by Chief Financial Officer.

101*	XBRL Instance Document and Related Items.

*	Filed with the Original Report.
**	Filed herewith.
+	Management contract or compensatory plan or arrangement.

We agree to furnish copies of other instruments defining the rights of holders of long-term debt to the Commission upon its request.