Form 10-Q
period 2015-03-31
MEADWESTVACO Corp
filed 2015-05-11
CIK 1159297

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

At April 24, 2015, there were 167,813,882 shares of MeadWestvaco common stock outstanding.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

In millions, except per share amounts	Three Months Ended March 31,
	2015	2014
Net sales	$1,282	$1,322
Cost of sales	1,045	1,075
Selling, general and administrative expenses	159	161
Interest expense	52	53
Other income, net	(18)	(13)

Income from continuing operations before income taxes	44	46
Income tax provision	13	15

Income from continuing operations	31	31
Income from discontinued operations, net of income taxes	2	0

Net income	33	31
Less: Net income attributable to non-controlling interests, net of income taxes	0	0

Net income attributable to the company	$33	$31

Income from continuing operations attributable to the company	$31	$31

Net income per share attributable to the company – basic:
Income from continuing operations	$0.19	$0.18
Income from discontinued operations	0.01	0.00

Net income attributable to the company	$0.20	$0.18

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.18	$0.18
Income from discontinued operations	0.01	0.00

Net income attributable to the company	$0.19	$0.18

Shares used to compute net income per share attributable to the company:
Basic	167.9	170.7
Diluted	170.8	173.5
Cash dividends per share[1]	$0.25	$1.25

[1]	Cash dividends per share for the three months ended March 31, 2014 include a special dividend of $1.00 per share paid on March 3, 2014.

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

In millions	Three Months Ended March 31,
	2015	2014
Net income	$33	$31

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(153)	19
Adjustments related to pension and other benefit plans	3	1
Net unrealized income on derivative instruments	5	0

Other comprehensive (loss) income, net of tax	(145)	20

Comprehensive (loss) income	(112)	51
Less: Comprehensive income attributable to non-controlling interests	0	0

Comprehensive (loss) income attributable to the company	$(112)	$51

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except share and per share amounts	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$262	$454
Accounts receivable, net	688	608
Inventories	681	673
Other current assets	139	135
Assets held for sale	93	104

Current assets	1,863	1,974
Property, plant, equipment and forestlands, net	3,306	3,422
Prepaid pension asset	1,401	1,374
Goodwill	680	692
Restricted assets held by special purpose entities	1,258	1,258
Other assets	625	644

	$9,133	$9,364

LIABILITIES AND EQUITY
Accounts payable	$519	$540
Accrued expenses	322	388
Notes payable and current maturities of long-term debt	74	82
Liabilities held for sale	22	19

Current liabilities	937	1,029
Long-term debt	1,810	1,790
Non-recourse liabilities held by special purpose entities	1,112	1,112
Deferred income taxes	1,319	1,330
Other long-term obligations	672	695
Commitments and contingencies	—	—
Equity:
Shareholders’ equity:
Common stock, $0.01 par
Shares authorized: 600,000,000 Shares issued and outstanding: 2015 – 167,806,112 (2014 – 167,198,221)	2	2
Additional paid-in capital	2,902	2,872
Retained earnings	857	866
Accumulated other comprehensive loss	(631)	(486)

Total shareholders’ equity	3,130	3,254
Non-controlling interests	153	154

Total equity	3,283	3,408

	$9,133	$9,364

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

In millions	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$33	$31
Discontinued operations	(2)	0
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation, depletion and amortization	82	93
Deferred income taxes	3	7
Pension income (excluding curtailments)	(17)	(30)
Impairment of long-lived assets	0	13
Appreciation in cash surrender value insurance policies	(8)	(6)
Changes in working capital, excluding the effects of acquisitions and dispositions	(203)	(213)
Payment of alternative minimum taxes – forestlands sale	0	(98)
Other, net	(1)	(4)

Net cash used in operating activities from continuing operations	(113)	(207)
Discontinued operations	0	(1)

Net cash used in operating activities	(113)	(208)
Cash flows from investing activities:
Capital expenditures	(65)	(66)
Proceeds from dispositions of assets	0	3
Other	0	3

Net cash used in investing activities	(65)	(60)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	50	50
Repayment of long-term debt	(19)	(20)
Changes in notes payable and other short-term borrowings, net	(2)	3
Changes in bank overdrafts	1	14
Dividends paid (including special dividend of $175 million paid in March 2014)	(42)	(218)
Stock repurchases	0	(305)
Proceeds from exercises of stock options	12	13
Other	6	3

Net cash provided by (used in) financing activities	6	(460)
Effect of exchange rate changes on cash	(20)	3

Decrease in cash and cash equivalents	(192)	(725)
Cash and cash equivalents:
At beginning of period	454	1,057

At end of period	$262	$332

The accompanying notes are an integral part of these financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of presentation and recent developments

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

These interim consolidated financial statements have not been audited. However, in the opinion of management, all normal recurring adjustments necessary to state fairly the financial position and the results of operations for the interim periods presented have been made. These interim consolidated financial statements have been prepared on the basis of accounting principles and practices generally accepted in the U.S. (“GAAP”) applied consistently with those used in the preparation of the consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Certain information and footnote disclosures normally included in annual consolidated financial statements presented in accordance with GAAP have been condensed or omitted. The consolidated results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

On January 26, 2015, MWV announced it has entered into a Business Combination Agreement to merge with Rock-Tenn Company to create a leading global provider of consumer and corrugated packaging. The company expects this transaction to close in the second calendar quarter of 2015. Additional information about the Business Combination Agreement is set forth in the company’s Current Report on Form 8-K filed with the SEC on January 27, 2015 and the company’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

On January 8, 2015, the company announced its Board of Directors has approved a plan to fully separate its Specialty Chemicals business from the rest of the company by the end of 2015. Additional information about this planned transaction is set forth in the company’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

2. New accounting guidance

In January 2015, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that eliminates from GAAP the concept of extraordinary items. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The new guidance may be applied prospectively or retrospectively to all periods presented in the financial statements. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

In February 2015, the FASB issued new accounting guidance regarding the consolidation analysis for certain legal entities. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The new guidance may be applied retrospectively or using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The impact of adoption is not expected to have a material effect on the company’s consolidated financial statements.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

During the three months ended March 31, 2015, there were no other new accounting standards issued by the FASB that would have an impact on the company’s consolidated financial statements.

3. Fair value measurements

The following information is presented for assets and liabilities that are recorded in the consolidated balance sheets at fair value at March 31, 2015 and December 31, 2014, measured on a recurring basis. There were no significant transfers of assets and liabilities that are recorded at fair value between Level 1 and Level 2 during the three months ended March 31, 2015 and 2014.

In millions	March 31, 2015	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$14	$0	$14	$0
Derivatives-liabilities (4)	(5)	0	(5)	0
Cash equivalents	174	174	0	0

In millions	December 31, 2014	Level 1 (1)	Level 2 (2)	Level 3 (3)
Recurring fair value measurements:
Derivatives-assets (4)	$8	$0	$8	$0
Derivatives-liabilities (4)	(4)	0	(4)	0
Cash equivalents	369	369	0	0

(1)	Quoted prices in active markets for identical assets.
(2)	Quoted prices for similar assets and liabilities in active markets.
(3)	Significant unobservable inputs.
(4)	Derivative instruments consist of hedge contracts on natural gas and foreign currencies. Natural gas hedge instruments are valued using models with market inputs such as NYMEX natural gas futures contract pricings. Foreign currency forward contracts are valued using models with market inputs such as prices of instruments of a similar nature.

At March 31, 2015, the book value of debt was $1.9 billion and the fair value was estimated to be $2.3 billion. The difference between book value and fair value is derived from the difference between the period-end market interest rates and the stated fixed rates for the company’s long-term debt. The company estimates the fair values of financial instruments using Level 2 inputs which are based upon quoted market prices for the same or similar issues or on the current interest rates available to the company for debt of similar terms and maturities.

4. Restructuring charges

At times the company initiates certain restructuring actions to reduce its overhead related to its global and domestic operations. In January 2014, the company initiated a margin improvement program, which was largely complete at the end of 2014. Key elements of the program include implementing a leaner organization design, aligning the corporate infrastructure to the revenue base, reassessing participation within certain business lines and markets and prioritizing capital on the highest return projects. Restructuring charges incurred during the three months ended March 31, 2015 and 2014 were pursuant to these actions. Cumulative charges included in the results from continuing operations through March 31, 2015 since the inception of the 2014 program were $47 million. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Restructuring charges attributable to individual segments and by nature of cost, as well as cost of sales (“COS”) and selling, general and administrative expenses (“SG&A”) classification in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 are presented below.

Three months ended March 31, 2015

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$0	$0	$(1)	$0	$(1)	$(1)	$0	$(1)
Home, Health & Beauty All	5	0	5	1	0	1	6	0	6

Total charges	$5	$0	$5	$0	$0	$0	$5	$0	$5

Three months ended March 31, 2014

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$1	$0	$1	$1	$3	$4
Home, Health & Beauty All	1	4	5	1	0	1	2	4	6
Industrial	1	1	2	0	0	0	1	1	2
All other	0	15	15	0	12	12	0	27	27

Total charges	$2	$23	$25	$2	$12	$14	$4	$35	$39

Activity in the restructuring reserve balances was as follows for the three months ended March 31, 2015:

In millions	Employee related
	2014 program	Other actions	Total
Balance at December 31, 2014	$4	$22	$26
Charges	0	5	5
Payments	(2)	0	(2)

Balance at March 31, 2015	$2	$27	$29

5. Inventories and property, plant and equipment

Inventories consist of:

In millions	March 31, 2015	December 31, 2014
Raw materials	$165	$162
Production materials, stores and supplies	108	113
Finished and in-process goods	408	398

	$681	$673

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Property, plant and equipment is net of accumulated depreciation of:

In millions	March 31, 2015	December 31, 2014
Accumulated depreciation	$3,912	$3,910

6. Intangible assets

The following table summarizes intangible assets subject to amortization included in other assets:

In millions	March 31, 2015		December 31, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Trademarks and trade names	$27	$23	$27	$22
Customer contracts and lists	246	124	255	125
Patents	51	41	53	43
Other – primarily licensing rights	14	11	14	10

	$338	$199	$349	$200

Included in other assets are indefinite-lived intangible assets with carrying values of:

In millions	March 31, 2015	December 31, 2014
Trademarks and trade names	$87	$91

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The pre-tax effect of derivative instruments, which excludes the offsetting impact of the hedged item and underlying exposures, in the consolidated statements of operations and accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and 2014 are presented below.

	Cash flow hedges				Derivatives not designated as hedges
In millions	Foreign currency hedges		Natural gas hedges		Foreign currency derivatives
	2015	2014	2015	2014	2015	2014
Gain (loss) recognized in other comprehensive income (effective portion)	$15	$(1)	$(4)	$1	$0	$0

Gain (loss) reclassified to earnings from accumulated comprehensive income (effective portion)	$6	$(1)	$(3)	$1	$0	$0
(Loss) gain recognized in earnings (1)	0	0	0	0	(2)	2

Total gain (loss) recognized in earnings (2)	$6	$(1)	$(3)	$1	$(2)	$2

(1)	Amounts represent the ineffective portion or items excluded from effectiveness testing for all derivatives in cash flow hedging relationships or represent realized and unrealized gains (losses) associated with those derivatives not designated as hedges.
(2)	Gains and losses recognized in earnings are generally offset by the recognition of the hedged item in earnings or the earnings impact from the underlying exposures.

The fair values and the effect of derivative instruments on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 are presented below:

	March 31, 2015
In millions	Gross amount of recognized assets (liabilities)	Gross amount offset in the consolidated balance sheet	Net amount of assets (liabilities) presented in the consolidated balance sheet	Classification
Assets
Derivatives designated as hedges:
Foreign currency hedges	17	0	17	Other current assets
Natural gas hedges	$0	$(4)	$(4)	Other current assets
Derivatives not designated as hedges:
Foreign currency derivatives	2	(1)	1	Other current assets

Total assets	$19	$(5)	$14
Liabilities
Derivatives designated as hedges:
Foreign currency hedges	0	3	3	Accounts payable
Natural gas hedges	$(4)	$0	$(4)	Accounts payable
Natural gas hedges	(1)	0	(1)	Other long-term obligations
Derivatives not designated as hedges:
Foreign currency derivatives	(6)	3	(3)

Total liabilities	$(11)	$6	$(5)

Total derivatives			$9

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

Natural gas

In order to better predict and control the future cost of natural gas consumed at the company’s mills and plants, the company engages in financial hedging of future gas purchase prices. Gas usage is relatively predictable month-by-month. The company hedges primarily with financial instruments that are priced based on New York Mercantile Exchange (NYMEX) natural gas futures contracts. The company does not hedge basis (the effect of varying delivery points or locations) or transportation (the cost to transport the gas from the delivery point to a company location) under these transactions. The notional values of these contracts in Million British Thermal Units (“MMBTUs”) at March 31, 2015 and December 31, 2014 are presented below.

In MMBTUs
March 31, 2015	December 31, 2014
12	10

Unrealized gains and losses on contracts maturing in future months are recorded in accumulated other comprehensive income and are charged or credited to earnings for the ineffective portion of the hedge. Once a contract matures, the company has a realized gain or loss on the contract up to the quantities of natural gas in the forward hedge agreements for that particular period, which are charged or credited to earnings when the related hedged item affects earnings. The ineffective portion of these cash flow hedges, as well as realized hedge gains and losses, are recorded within cost of sales in the consolidated statements of operations. The estimated pre-tax loss to be recognized in earnings is $8 million during the next twelve months. As of March 31, 2015, the maximum remaining term of existing hedges was two years. For the three months ended March 31, 2015 and 2014, no gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur.

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The foreign currency forward contracts related to certain inter-company loans and foreign cash deposits are short term in duration and are not designated as hedging instruments. Gains and losses related to these forward contracts are included in other income, net in the consolidated statements of operations. The notional amounts of these foreign currency forward contracts at March 31, 2015 and December 31, 2014 are presented below.

In millions	March 31, 2015	December 31, 2014
Notional amount of foreign currency forward contracts – not designated as hedges	$102	$112

Other foreign currency forward contracts, which are for terms of up to one year, are designated as cash flow hedges. These hedges are used to reduce the foreign currency exposure related to certain foreign and inter-company sales. For these hedges, realized hedge gains and losses are recorded in net sales in the consolidated statements of operations concurrent with the recognition of the hedged sales. The ineffective portion of these hedges is also recorded in net sales. The estimated pre-tax gain to be recognized in earnings during the next twelve months is $20 million. As of March 31, 2015, the maximum remaining term of existing hedges was one year. For the three months ended March 31, 2015 and 2014, no significant gains or losses were recognized in earnings due to the probability that forecasted transactions will not occur. The notional amounts of these foreign currency forward contracts at March 31, 2015 and December 31, 2014 are presented below.

In millions	March 31, 2015	December 31, 2014
Notional amount of foreign currency forward contracts – designated as hedges	$113	$150

8. Employee retirement and postretirement benefits

The components of net periodic benefit (income) cost for the company’s retirement and post retirement plans for the three months ended March 31, 2015 and 2014 are presented below.

	Three months ended March 31,
In millions	Pension benefits		Postretirement benefits
	2015	2014	2015	2014
Service cost—benefits earned during the period	$16	$10	$1	$1
Interest cost on projected benefit obligation	30	31	1	1
Expected return on plan assets	(71)	(73)	0	0
Amortization of prior service cost (income)	1	1	(3)	0
Amortization of net actuarial loss	7	1	0	0
Curtailments (1)	0	2	0	0

Net periodic benefit (income) cost	$(17)	$(28)	$(1)	$2

(1)	For the three months ended March 31, 2014, the company recorded within restructuring charges a curtailment loss of approximately $2 million.

Employer contributions

The company does not anticipate any required contributions to its U.S. qualified retirement plans in the foreseeable future as the plans do not require any minimum regulatory funding contribution. Accordingly, no contributions were made to these plans during the three months ended March 31, 2015. However, the company expects to contribute $2 million to the funded non-U.S. plans in 2015.

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

	Three Months Ended March 31,
In millions	2015	2014
Anti-dilutive shares	0.2	1.3

10. Equity

Changes in equity for the three months ended March 31, 2015 and 2014 are as follows:

Three months ended March 31, 2015	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2014	167.2	$2	$2,872	$866	$(486)	$154	$3,408
Net income	0	0	0	33	0	0	33
Other comprehensive loss	0	0	0	0	(145)	0	(145)
Dividends declared	0	0	0	(42)	0	0	(42)
Non-controlling interests distribution	0	0	0	0	0	(3)	(3)
Non-controlling interest contribution	0	0	0	0	0	2	2
Share-based employee compensation	0.1	0	14	0	0	0	14
Exercises of stock options	0.5	0	16	0	0	0	16

Balance at March 31, 2015	167.8	$2	$2,902	$857	$(631)	$153	$3,283

Three months ended March 31, 2014	Shareholders’ equity					Non-controlling interests	Total equity
In millions	Outstanding shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2013	174.4	$2	$3,172	$950	$(180)	$155	$4,099
Net income	0	0	0	31	0	0	31
Other comprehensive income	0	0	0	0	20	0	20
Dividends declared	0	0	0	(220)	0	0	(220)
Non-controlling interests distribution	0	0	0	0	0	(1)	(1)
Non-controlling interest contribution	0	0	0	0	0	5	5
Stock repurchases	(7.5)	0	(300)	0	0	0	(300)
Share-based employee compensation	0.2	0	10	0	0	0	10
Exercises of stock options	0.7	0	15	0	0	0	15

Balance at March 31, 2014	167.8	$2	$2,897	$761	$(160)	$159	$3,659

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Changes in accumulated other comprehensive loss by component for the three months ended March 31, 2015 and 2014 are as follows:

Three months ended March 31, 2015

In millions	Foreign currency translation(1)	Pension and other benefit plans(1)	Derivative instruments(1)	Total
Balance as of December 31, 2014	$(234)	$(254)	$2	$(486)
Other comprehensive (loss) income before reclassifications	(153)	0	7	(146)
Amounts reclassified from accumulated other comprehensive loss	0	3	(2)	1

Other comprehensive (loss) income, net	(153)	3	5	(145)

Balance as of March 31, 2015	$(387)	$(251)	$7	$(631)

Three months ended March 31, 2014

In millions
Balance as of December 31, 2013	$(60)	$(119)	$(1)	$(180)
Other comprehensive income before reclassifications	19	0	0	19
Amounts reclassified from accumulated other comprehensive loss	0	1	0	1

Other comprehensive income, net	19	1	0	20

Balance as of March 31, 2014	$(41)	$(118)	$(1)	$(160)

(1)	All amounts are net of tax.

Reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 are as follows:

Details about accumulated other comprehensive income components	Amounts reclassified from accumulated other comprehensive loss		Affected line item in the consolidated statements of operations
	Three months ended
In millions	March 31, 2015	March 31, 2014
Derivative instruments
Foreign currency cash flow hedges	$6	$(1)	Net sales
Natural gas cash flow hedges	(3)	1	Cost of sales

Total before tax	3	0
Tax benefit	(1)	0

Total, net of tax	$2	$0

Amortization of pension and other benefit plan items
Prior service income (cost)	$2	$(1)	Cost of sales and selling, general and administrative expenses
Net actuarial loss	(7)	(1)	Cost of sales and selling, general and administrative expenses

Total before tax	(5)	(2)
Tax benefit	2	1

Total, net of tax	$(3)	$(1)

Total reclassifications for the period, net of tax	$(1)	$(1)

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

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Segment results for the three months ended March 31, 2015 and 2014 are as follows:

Three months ended March 31, 2015	Sales			Segment
In millions	External	Inter-segment	Total	profit
Food & Beverage	$739	$6	$745	$57
Home, Health & Beauty	180	0	180	19
Industrial	121	0	121	23
Specialty Chemicals	239	0	239	49
Community Development and Land Management	3	0	3	(3)

Total	$1,282	$6	$1,288	145

Corporate and Other				(101)

Consolidated totals				$44

Three months ended March 31, 2014	Sales			Segment
In millions	External	Inter-segment	Total	profit
Food & Beverage	$756	$7	$763	$55
Home, Health & Beauty	204	1	205	12
Industrial	128	0	128	16
Specialty Chemicals	232	0	232	51
Community Development and Land Management	2	0	2	(3)

Total	$1,322	$8	$1,330	131

Corporate and Other				(85)

Consolidated totals				$46

12. Environmental and legal matters

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2015, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2015, there were about 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. Management believes the company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2015, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

13. Other income, net

Other income, net is comprised of the following for the three months ended March 31, 2015 and 2014:

In millions	Three months ended March 31,
	2015	2014
Interest income (1)	$14	$13
Foreign currency exchange losses	0	(2)
Other	4	2

	$18	$13

(1)	Interest income for both the three months ended March 31, 2015 and 2014 includes $11 million related to a long-term note receivable from the 2013 transaction with Plum Creek.

14. Disposition

On January 22, 2015, the company entered into a definitive agreement to sell its European tobacco folding carton business. For the year ended December 31, 2014, the company recorded restructuring charges of $30 million related to asset write-downs within the consolidated statement of operations. Assets of $84 million and liabilities of $22 million at March 31, 2015 and assets of $92 million and liabilities of $19 million at December 31, 2014 were classified as assets and liabilities held for sale in the consolidated balance sheets. The change in the fair value of the assets and liabilities held for sale is primarily due to foreign currency exchange. The transaction closed on April 30, 2015. This business is reported within the Food & Beverage segment.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

The following table shows the major categories of assets and liabilities that are classified as held for sale in the consolidated balance sheets at March 31, 2015 and December 31, 2014:

In millions	March 31, 2015	December 31, 2014
Accounts receivable, net	$17	$19
Inventories	20	20
Other current assets	4	3

Current assets	41	42
Property, plant, equipment and forestlands, net	43	50
Accounts payable	11	7
Accrued expenses	5	5

Current liabilities	16	12
Other long-term liabilities	6	7

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

15. Income taxes

For the three months ended March 31, 2015 and 2014, the effective tax rates, including discrete items, attributable to continuing operations were as follows:

	Three months ended March 31,
	2015	2014
Effective tax rate provision	30%	33%

The differences in the effective tax rates for the three months ended March 31, 2015 and 2014 compared to statutory rates are primarily due to the mix and levels between domestic and foreign earnings, as well as from discrete items.

During the three months ended March 31, 2015, there were no significant changes to the company’s uncertain tax positions.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

For the three months ended March 31, 2015, MeadWestvaco Corporation (“MeadWestvaco”, “MWV”, or the company”) generated solid earnings performance as a result of continued success from its commercial and market-participation strategies, benefits from operating efficiencies, and savings from ongoing cost reduction initiatives. The combined benefits to revenue from improved pricing and product mix and volume growth were more than offset by unfavorable foreign currency exchange and portfolio dispositions which in total impacted year-over-year top-line results by $86 million.

For the three months ended March 31, 2015, income from continuing operations before income taxes was $44 million compared to $46 million in 2014. Earnings before interest, taxes, depreciation, and amortization (“EBITDA”) adjusted to exclude certain special items was $188 million, or 14.7% of sales, in the first quarter of 2015 compared to $191 million, or 14.4% of sales, in the first quarter of 2014. Refer to the “Use of Non-GAAP Measures” section herein for further information regarding the operational measures of both consolidated and segment-level EBITDA and EBITDA Margins.

For both the three months ended March 31, 2015 and 2014, income from continuing operations attributable to the company was $31 million, or $0.18 per share. The results from continuing operations attributable to the company for the three months ended March 31, 2015 include after-tax restructuring and other charges of $15 million, or $0.09 per share. The results from continuing operations attributable to the company for the three months ended March 31, 2014 include after-tax restructuring and other charges of $25 million, or $0.15 per share, and after-tax income from an insurance settlement regarding litigation claims of $17 million, or $0.10 per share.

Cash used in operating activities from continuing operations decreased to $113 million for the three months ended March 31, 2015 compared to $208 million for the three months ended March 31, 2014. In the year-ago period, the company paid alternative minimum taxes totaling $98 million related to the sale of the company’s U.S. forestlands in 2013.

Savings associated with the previously announced margin improvement program were $19 million for the three months ended March 31, 2015, bringing cumulative program savings to $104 million.

Recent developments

On January 26, 2015, MWV announced it has entered into a Business Combination Agreement to merge with Rock-Tenn Company to create a leading global provider of consumer and corrugated packaging. The company expects this transaction to close in the second calendar quarter of 2015. Additional information about the Business Combination Agreement is set forth in the company’s Current Report on Form 8-K filed with the SEC on January 27, 2015 and the company’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

On January 8, 2015, the company announced its Board of Directors has approved a plan to fully separate its Specialty Chemicals business from the rest of the company by the end of 2015. Additional information about this planned transaction is set forth in the company’s Annual Report on Form 10-K filed with the SEC on February 23, 2015.

On January 22, 2015, the company announced a definitive agreement to sell its European tobacco folding carton business to AR Packaging Group AB. The transaction closed on April 30, 2015. Refer to Note 14. Disposition within the Notes to Consolidated Financial Statements included in Part I, Item 1 for further information.

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

RESULTS OF OPERATIONS

Presented below are results for the three months ended March 31, 2015 and 2014 reported in accordance with accounting principles generally accepted in the U.S. All per share amounts are presented on an after-tax basis.

In millions, except per share amounts	Three Months Ended March 31,
	2015	2014
Net sales	$1,282	$1,322
Cost of sales	1,045	1,075
Selling, general and administrative expenses	159	161
Interest expense	52	53
Other income, net	(18)	(13)

Income from continuing operations before income taxes	44	46
Income tax provision	13	15

Income from continuing operations	31	31
Income from discontinued operations, net of income taxes	2	0

Net income	33	31
Less: Net income attributable to non-controlling interests, net of income taxes	0	0

Net income attributable to the company	$33	$31

Income from continuing operations attributable to the company	$31	$31

Net income per share attributable to the company – basic:
Income from continuing operations	$0.19	$0.18
Income from discontinued operations	0.01	0.00

Net income attributable to the company	$0.20	$0.18

Net income per share attributable to the company – diluted:
Income from continuing operations	$0.18	$0.18
Income from discontinued operations	0.01	0.00

Net income attributable to the company	$0.19	$0.18

Shares used to compute net income per share attributable to the company:
Basic	167.9	170.7
Diluted	170.8	173.5

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Sales decreased 3% to $1.28 billion for the three months ended March 31, 2015 compared to $1.32 billion for the three months ended March 31, 2014 as improvements in pricing and product mix and gains in volume were more than offset by impacts from unfavorable foreign currency exchange and portfolio dispositions. Refer to the segment discussions herein for further information regarding the decrease in sales for the three months ended March 31, 2015.

Cost of sales (“COS”) was $1.05 billion for the three months ended March 31, 2015 compared to $1.08 billion for the three months ended March 31, 2014. The decrease in COS was primarily driven by lower input costs for energy, raw materials and freight, partially offset by increased volumes compared to 2014.

Selling, general and administrative expenses (“SG&A”) were $159 million for the three months ended March 31, 2015 compared to $161 million for the three months ended March 31, 2014. The decrease in SG&A for 2015 was primarily driven by savings from cost reduction initiatives, largely offset by one-time charges for merger and spin-off related activities compared to 2014.

Restructuring charges attributable to individual segments and by nature of cost, as well as COS and SG&A classification in the consolidated statements of operations for the three months ended March 31, 2015 and 2014 are presented below. Although these charges related to individual segments, such amounts are included in Corporate and Other for segment reporting purposes.

Three months ended March 31, 2015

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$0	$0	$(1)	$0	$(1)	$(1)	$0	$(1)
Home, Health & Beauty All	5	0	5	1	0	1	6	0	6

Total charges	$5	$0	$5	$0	$0	$0	$5	$0	$5

Three months ended March 31, 2014

In millions	Employee-related costs			Asset write-downs and other costs			Total
	COS	SG&A	Total	COS	SG&A	Total	COS	SG&A	Total
Food & Beverage	$0	$3	$3	$1	$0	$1	$1	$3	$4
Home, Health & Beauty All	1	4	5	1	0	1	2	4	6
Industrial	1	1	2	0	0	0	1	1	2
All other	0	15	15	0	12	12	0	27	27

Total charges	$2	$23	$25	$2	$12	$14	$4	$35	$39

Pension income, excluding curtailments, was $17 million and $30 million for the three months ended March 31, 2015 and 2014, respectively. Pension income is reported in Corporate and Other for segment reporting purposes.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Other income, net is comprised of the following for the three months ended March 31, 2014 and 2013:

In millions	Three months ended March 31,
	2015	2014
Interest income (1)	$14	$13
Foreign currency exchange losses	0	(2)
Other	4	2

	$18	$13

(1)	Interest income for both the three months ended March 31, 2015 and 2014 include $11 million related to a long-term note receivable from the 2013 transaction with Plum Creek.

Interest expense from continuing operations was $52 million for the three months ended March 31, 2015 and was comprised of $33 million related to bond and bank debt, $11 million related to long-term obligations non-recourse to the company, $7 million related to borrowings on insurance policies and $1 million related to other items. Interest expense from continuing operations was $53 million for the three months ended March 31, 2014 and was comprised of $33 million related to bond and bank debt, $11 million related to long-term obligations non-recourse to the company, $6 million related to borrowings on insurance policies and $3 million related to other items.

The effective tax rate attributable to continuing operations was approximately 30% and 33% for the three months ended March 31, 2015 and 2014, respectively. The differences in the effective tax rates for the three months ended March 31, 2015 and 2014 compared to statutory rates are primarily due the mix and levels between domestic and foreign earnings, as well as from discrete items.

In addition to the information discussed above, the following sections discuss the results of operations for each of the company’s segments and Corporate and Other on a continuing operations basis. MWV’s segments are (i) Food & Beverage, (ii) Home, Health & Beauty (iii) Industrial, (iv) Specialty Chemicals, and (v) Community Development and Land Management.

Refer to Note 11 of Notes to Consolidated Financial Statements for a description of each of the company’s segments and a reconciliation of the sum of the results of the segments to the company’s consolidated income from operations before income taxes on a continuing operations basis.

Food & Beverage

In millions	Three months ended March 31,
	2015	2014
Sales	$745	$763
Profit (1)	57	55

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

Sales for the Food & Beverage segment were $745 million and $763 million for the three months ended March 31, 2015 and 2014, respectively. Sales decreased in 2015 primarily due to unfavorable foreign currency exchange and lower volumes. The decrease was partially offset by improved pricing and product mix across all targeted paperboard end-markets.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Profit for the Food & Beverage segment was $57 million and $55 million for the three months ended March 31, 2015 and 2014, respectively. Profit increased in 2015 primarily due to $19 million from favorable productivity and cost reduction benefits, $10 million from improved pricing and product mix and $1 million from net deflation compared to 2014. These benefits were partially offset by $20 million of costs related to planned maintenance outages, $7 million from unfavorable foreign currency exchange and other items and $1 million from lower volumes compared to 2014. EBITDA decreased 6% to $103 million for the three months ended March 31, 2015 compared to $109 million for the same period of 2014. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Home, Health & Beauty

In millions	Three months ended March 31,
	2015	2014
Sales	$180	$205
Profit (1)	19	12

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

Sales for the Home, Health & Beauty segment were $180 million and $205 million for the three months ended March 31, 2015 and 2014, respectively. Sales decreased in 2015 primarily due to unfavorable foreign currency exchange and the exit of the beauty and personal care folding carton packaging business in Europe in 2014.

Profit for the Home, Health & Beauty segment was $19 million and $12 million for the three months ended March 31, 2015 and 2014, respectively. Profit increased in 2015 primarily due to $6 million from favorable productivity and cost reduction benefits, $2 million from favorable pricing and product mix, $2 million from the exit of the beauty and personal care folding carton packaging business in Europe in 2014 and $1 million from net deflation compared to 2014. These benefits were partially offset by $2 million from lower volumes and $2 million from unfavorable foreign currency exchange compared to 2014. EBITDA increased 17% to $34 million for the three months ended March 31, 2015 compared to $29 million for the same period of 2014. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Industrial

In millions	Three months ended March 31,
	2015	2014
Sales	$121	$128
Profit (1)	23	16

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

Sales for the Industrial segment were $121 million and $128 million for the three months ended March 31, 2015 and 2014, respectively. In 2015, the decrease in sales was driven by unfavorable foreign currency exchange which was partially offset by improved pricing and product mix from initiatives aimed to recover margins and offset inflation, as well as increased volumes of corrugated packaging solutions compared to 2014.

Profit for the Industrial segment was $23 million and $16 million for the three months ended March 31, 2015 and 2014, respectively. Profit in 2015 benefited $6 million from favorable pricing and product mix, $5 million from favorable productivity and cost reduction benefits and $1 million from increased volumes compared to 2014. These benefits were partially offset by $5 million from net inflation compared to 2014. EBITDA increased 23% to $32 million for the three months ended March 31, 2015 compared to $26 million for the same period of 2014. Refer to the “Use of Non-GAAP Measures” section herein for further information.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Specialty Chemicals

In millions	Three months ended March 31,
	2015	2014
Sales	$239	$232
Profit (1)	49	51

(1)	Profit is measured as results before restructuring charges, pension income, interest expense and income, income taxes, and results from non-controlling interests.

Sales for the Specialty Chemicals segment were $239 million and $232 million for the three months ended March 31, 2015 and 2014, respectively. This increase in sales in 2015 was driven by volume growth from gains in higher value strategic markets for asphalt, adhesives and carbon technologies compared to 2014. These gains were partially offset by unfavorable foreign currency exchange compared to 2014.

Profit for the Specialty Chemicals segment was $49 million and $51 million for the three months ended March 31, 2015 and 2014, respectively. Profit decreased in 2015 primarily due to $4 million of unfavorable foreign currency exchange, $3 million from unfavorable productivity and $1 million from unfavorable pricing and product mix compared to 2014. These decreases were partially offset by $5 million from increased volumes and $1 million from net deflation compared to 2014. EBITDA decreased 2% to $58 million for the three months ended March 31, 2015 compared to $59 million for the same period of 2014. Refer to the “Use of Non-GAAP Measures” section herein for further information.

Community Development and Land Management

In millions	Three months ended March 31,
	2015	2014
Sales	$3	$2
Loss (1)	(3)	(3)

(1)	Loss is measured as results before restructuring charges, pension income, interest expense and income and income taxes.

Sales for the Community Development and Land Management segment were $3 million for the three months ended March 31, 2015 compared to $2 million for the three months ended March 31, 2014. Segment loss for both the three months ended March 31, 2015 and 2014 was $3 million.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

LIQUIDITY AND CAPITAL RESOURCES

The company’s cash flow from continuing operations, current cash levels and other sources of currently available liquidity are expected to be adequate to fund scheduled debt payments, dividends to shareholders and capital expenditures in 2015. In addition, the company’s U.S. qualified retirement plans remain well over funded and management does not anticipate any required regulatory funding contributions to such plans in the foreseeable future. Cash and cash equivalents totaled $262 million at March 31, 2015, of which 36% was held in the U.S. with the remaining portions of 13% in Europe, 31% in Brazil and 20% in other foreign jurisdictions. The credit quality of the company’s portfolio of short-term investments remains strong with 55% of its cash equivalents invested in U.S. government securities. Of the company’s cash and cash equivalents, approximately 37% were invested in U.S. government securities at March 31, 2015.

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

Operating activities

Cash used in operating activities from continuing operations was $113 million for the three months ended March 31, 2015 compared to $207 million for the three months ended March 31, 2014. In the year-ago period, the company paid alternative minimum taxes totaling $98 million related to the sale of the company’s U.S. forestlands in 2013.

Investing activities

Cash used in investing activities from continuing operations was $65 million for the three months ended March 31, 2015 compared to $60 million for the three months ended March 31, 2014.

Cash used in investing activities from continuing operations for the three months ended March 31, 2015 was driven by capital expenditures of $65 million. Cash used in investing activities from continuing operations for the three months ended March 31, 2014 was driven by capital expenditures of $66 million, partially offset by proceeds from dispositions of assets of $3 million and other sources of funds of $3 million.

Financing activities

Cash provided by financing activities from continuing operations was $6 million for the three months ended March 31, 2015 compared to cash used in financing activities from continuing operations of $460 million for the three months ended March 31, 2014. In the year-ago period the company returned to shareholders, through stock repurchases and dividends, the proceeds from the company’s sale of its U.S. forestlands and related assets to Plum Creek in 2013.

Cash provided by financing activities from continuing operations for the three months ended March 31, 2015 included proceeds from the issuance of long-term debt of $50 million, proceeds from exercises of employee stock options of $12 million and net changes in bank overdrafts and other sources of funds of $7 million. Cash used in financing activities from continuing operations for the three months ended March 31, 2015 was driven by a dividend payment of $42 million, repayment of long-term debt of $19 million and net repayment of notes payable and other short-term borrowings of $2 million.

Cash used in financing activities from continuing operations for the three months ended March 31, 2014 was driven by stock repurchases of $305 million (including $300 million pursuant to an accelerated share repurchase program), dividend payments of $218 million (including a special dividend of $175 million), and repayment of long-term debt of

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

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

MeadWestvaco has a $600 million five-year revolving credit facility with a syndicate of banks. The credit facility is scheduled to expire on January 30, 2017. The principal purpose of the credit facility is to obtain funds for general corporate purposes. In March 2015, the company borrowed $50 million from this credit facility bearing interest at a rate of 1.3550%. In April 2015, the company repaid $30 million of the borrowings. The credit facility’s agreement contains a financial covenant limiting the percentage of total debt to total capitalization (including deferred taxes) to 55%, as well as certain other covenants with which the company was in compliance as of March 31, 2015.

The company’s percentage of total debt to total capital (shareholders’ equity and total debt) was 38% at March 31, 2015 and 37% at December 31, 2014.

The effects of foreign currency exchange rate changes on cash and cash equivalents had an unfavorable impact of $20 million for the three months ended March 31, 2015 compared to a favorable impact of $3 million for the three months ended March 31, 2014.

On April 27, 2015, the company’s Board of Directors declared a regular quarterly dividend of $0.25 per common share. The payment of the dividend will be made on May 29, 2015, to shareholders of record at the close of business on May 7, 2015.

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

The company has been notified by the U.S. Environmental Protection Agency or by various state or local governments that it may be liable under federal environmental laws or under applicable state or local laws with respect to the cleanup of hazardous substances at sites previously operated or used by the company. The company is currently named as a potentially responsible party (“PRP”), or has received third-party requests for contribution under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state or local laws with respect to numerous sites. There are other sites which may contain contamination or which may be potential Superfund sites, but for which MeadWestvaco has not received any notice or claim. The potential liability for all these sites will depend upon several factors, including the extent of contamination, the method of remediation, insurance coverage and contribution by other PRPs. The company regularly evaluates its potential liability at these various sites. At March 31, 2015, MeadWestvaco had recorded liabilities of approximately $4 million for estimated potential cleanup costs based upon its close monitoring of ongoing activities and its past experience with these matters. The company believes that it is reasonably possible that costs associated with these sites may exceed amounts of recorded liabilities by an amount that could range from an insignificant amount to as much as $2 million. This estimate is less certain than the estimate upon which the environmental liabilities were based. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

As with numerous other large industrial companies, the company has been named a defendant in asbestos-related personal injury litigation. Typically, these suits also name many other corporate defendants. To date, the costs resulting from the litigation, including settlement costs, have not been significant. As of March 31, 2015, there were about 700 lawsuits. Management believes that the company has substantial indemnification protection and insurance coverage, subject to applicable deductibles and policy limits, with respect to asbestos claims. The company has valid defenses to these claims and intends to continue to defend them vigorously. Additionally, based on its historical experience in asbestos cases and an analysis of the current cases, the company believes that it has adequate amounts accrued for potential settlements and judgments in asbestos-related litigation. At March 31, 2015, the company had recorded litigation liabilities of approximately $22 million, a significant portion of which relates to asbestos. Should the volume of litigation grow substantially, it is possible that the company could incur significant costs resolving these cases. After consulting with legal counsel and after considering established liabilities, it is our judgment that the resolution of pending litigation and proceedings is not expected to have a material adverse effect on the company’s consolidated financial condition or liquidity. In any given period or periods, however, it is possible such proceedings or matters could have a material effect on the results of operations.

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

CRITICAL ACCOUNTING POLICIES

Our principal accounting policies are described in the Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2014. Those accounting policies that management believes require the exercise of judgment, where a different set of judgments could result in the greatest changes to reported results, are detailed in Critical Accounting Policies of Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of some assets and liabilities and, in some instances, the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management has discussed the development and selection of the critical accounting estimates with the Audit Committee of the Board of Directors, and the Audit Committee has reviewed the company’s disclosure.

NEW ACCOUNTING GUIDANCE

Refer to Note 2. New accounting guidance within the Notes to Consolidated Financial Statements included in Part I, Item 1 for a full description of recent accounting pronouncements including the respective expected dates of adoption and expected effects on the company’s consolidated financial statements.

USE OF NON-GAAP MEASURES

The company has presented certain financial measures, defined below, which have not been prepared in accordance with generally accepted accounting principles (“GAAP”) and has provided a reconciliation to the most directly comparable financial measure calculated in accordance with GAAP. These financial measures are not meant to be considered in isolation or as a substitute for the most directly comparable financial measure calculated in accordance with GAAP. The company believes these non-GAAP measures provide investors, potential investors, securities

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

analysts and others with useful information to evaluate the performance of the business, because such measures, when viewed together with our financial results computed in accordance with GAAP, provide a more complete understanding of factors and trends affecting our historical financial performance and projected future results.

Set forth below is a reconciliation of the operational measures of both consolidated and segment-level EBITDA and EBITDA Margins (excluding special items) to the most directly comparable GAAP measures, net sales, net income, and segment profit.

Consolidated EBITDA, as adjusted and EBITDA Margins, as adjusted (unaudited)

	Three Months Ended March 31,
($ in millions)	2015	2014
Net income	$33	$31
Add:
Restructuring and other charges	24	39
Depreciation, depletion, and amortization	82	93
Interest expense	52	53
Income tax provision	13	15
Deduct:
Insurance settlements	—	(27)
Interest income	(14)	(13)
Income from discontinued operations	(2)	—

EBITDA, as adjusted	$188	$191

Net sales	$1,282	$1,322
EBITDA Margin	14.7%	14.4%

Segment EBITDA and EBITDA Margins (unaudited)

($ in millions)	Sales	Segment profit	Depreciation, depletion and amortization	EBITDA	EBITDA Margins
Three Months Ended March 31, 2015
Food & Beverage	$745	$57	$46	$103	13.8%
Home, Health & Beauty	180	19	15	34	18.9%
Industrial	121	23	9	32	26.4%
Specialty Chemicals	239	49	9	58	24.3%
Community Development and Land Management	3	(3)	—	(3)	NM
Three Months Ended March 31, 2014
Food & Beverage	$763	$55	$54	$109	14.3%
Home, Health & Beauty	205	12	17	29	14.1%
Industrial	128	16	10	26	20.3%
Specialty Chemicals	232	51	8	59	25.4%
Community Development and Land Management	2	(3)	—	(3)	NM

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

FORWARD-LOOKING STATEMENTS

Certain statements in this document and elsewhere by management of the company that are neither reported financial results nor other historical information are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such information includes, without limitation, the business outlook, assessment of market conditions, anticipated financial and operating results, strategies, future plans, contingencies and contemplated transactions of the company. Such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties and other factors which may cause or contribute to actual results of company operations, or the performance or achievements of the company, or industry results, to differ materially from those expressed or implied by the forward-looking statements. In addition to any such risks, uncertainties and other factors discussed elsewhere herein, risks, uncertainties, and other factors that could cause or contribute to actual results differing materially from those expressed or implied by the forward-looking statements include, but are not limited to, events or circumstances which affect the ability of MeadWestvaco to realize improvements in operating earnings from the company’s ongoing cost reduction initiatives; the ability of MeadWestvaco to close announced and pending transactions, including whether or when the business combination with Rock-Tenn Company (“Rock-Tenn”) will occur (the “Merger Transaction”), and whether and when the spin-off of Specialty Chemicals will occur; competitive pricing for the company’s products; impact from unpredictable costs of energy and raw materials, including wood fiber and other input costs; fluctuations in demand and changes in production capacities; relative growth or decline in the United States and international economies; government policies and regulations, including, but not limited, to those affecting the environment, climate change, tax policies and the tobacco industry; the company’s continued ability to reach agreement with its unionized employees on collective bargaining agreements; the company’s ability to maximize the value of its development land holdings; adverse results in current or future litigation; currency movements; volatility or deterioration of the capital markets; and other risk factors discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2014, and in other filings made from time to time with the SEC. Forward-looking statements include, but are not limited to, statements regarding the anticipated closing date of the Merger Transaction, the ability to obtain regulatory and shareholder approvals and satisfy the other conditions to the closing of the Merger Transaction, the successful closing of the Merger Transaction and the integration of Rock-Tenn and MeadWestvaco as well as opportunities for operational improvement including but not limited to cost reduction and capital investment, the strategic opportunity and perceived value to Rock-Tenn’s and MeadWestvaco’s respective shareholders of the Merger Transaction, the Merger Transaction’s impact on, among other things, the combined company’s prospective business mix, margins, transitional costs and integration to achieve the synergies and the timing of such costs and synergies. With respect to these statements, MeadWestvaco and Rock-Tenn have made assumptions regarding, among other things, whether and when the proposed Merger Transaction will be approved; whether and when the proposed Merger Transaction will close; and the results and impacts of the proposed Merger Transaction. MeadWestvaco undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised, however, to consult any further disclosures made on related subjects in the company’s reports filed with the SEC.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a discussion of the company’s exposure to market risk, refer to Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2014. There was no material change in the company’s exposure to market risk from December 31, 2014 to March 31, 2015.

Item 4. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). This evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on the evaluation of disclosure controls and procedures, our CEO and CFO have concluded that the disclosure controls and procedures were effective, as of March 31, 2015, to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and CFO, and other persons responsible for preparing such reports to allow timely decisions regarding required disclosure and that it is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2015, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

During the three months ended March 31, 2015, there have been no material changes to legal proceedings from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. RISK FACTORS

During the three months ended March 31, 2015, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6. EXHIBITS

2.1	Business Combination Agreement, dated as of January 25, 2015, by and between MeadWestvaco Corporation and Rock-Tenn Company previously filed as Exhibit 2.1 to the company’s Form 8-K on January 27, 2015, and incorporated herein by reference.

2.2	First Amendment to the Second Amended and Restated Business Combination Agreement, dated as of May 5, 2015, by and among Rome-Milan Holdings, Inc., MeadWestvaco Corporation, Rock-Tenn Company, Rome Merger Sub, Inc., and Milan Merger Sub, LLC.

10.50	Summary of MeadWestvaco Corporation 2015 Annual Incentive Plan

10.51	Summary of MeadWestvaco Corporation 2015 Long-Term Incentive Plan

31.1	Rule 13a-14(a) Certification by Chief Executive Officer

31.2	Rule 13a-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certification by Chief Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

101	XBRL Instance Document and Related Items

MEADWESTVACO CORPORATION

and Consolidated Subsidiary Companies

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEADWESTVACO CORPORATION
(Registrant)

May 11, 2015	/s/ E. Mark Rajkowski
E. Mark Rajkowski
Chief Financial Officer